Form 10-Q
period 1993-12-26
BRIGGS & STRATTON CORP
filed 1994-02-04
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 1993

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________ to _______________


Commission file number 1-1370

                         BRIGGS & STRATTON CORPORATION
             (Exact name of registrant as specified in its charter)

A Wisconsin Corporation                               39-0182330
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

              12301 West Wirth Street, Wauwatosa, Wisconsin 53222
             (Address of Principal Executive Offices)    (Zip Code)

                                 414/259-5333
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No_____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  Outstanding at
                            Class                                February 2, 1994
- ----------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                          14,463,500 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                                                      Page No.
                                                                                                      --------
         PART I - FINANCIAL INFORMATION

                  Financial Statements:

                          Consolidated Condensed Balance Sheets -
                            December 26, 1993, June 27, 1993 and
                            December 27, 1992                                                            3

                          Consolidated Condensed Statements of Income -
                            Three Months and Six Months Ended
                            December 26, 1993 and December 27, 1992                                      4

                          Consolidated Condensed Statements of Cash Flows -
                            Six Months Ended December 26, 1993 and
                            December 27, 1992                                                            5

                          Notes to Consolidated Condensed Financial
                            Statements                                                                   6

                  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                                                8


         PART II - OTHER INFORMATION                                                                    12

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)

                                     ASSETS
                                     ------

                                                  December 26    June 27   December 27
                                                      1993        1993        1992
                                                  -----------   -------    -----------
CURRENT ASSETS:                                    (Unaudited)             (Unaudited)
  Cash and cash equivalents                        $  7,765     $ 39,501     $ 17,613
  Short-term investments                               -          70,422         -
  Receivables, net                                  261,617      124,981      221,810
  Inventories -
   Finished products and parts                       72,213       46,061       75,923
   Work in process                                   25,154       25,320       28,762
   Raw materials                                      3,988        2,684        4,103
                                                   ----------------------------------
         Total inventories                         $101,355     $ 74,065     $108,788
  Future income tax benefits                         28,732       27,457       24,196
  Prepaid expenses                                   15,535       16,537       19,461
                                                   ----------------------------------
         Total current assets                      $415,004     $352,963     $391,868
                                                   ----------------------------------
PREPAID PENSION COST                               $  8,069     $  7,602     $  7,376
                                                   ----------------------------------
PLANT AND EQUIPMENT, at cost:                      $663,563     $658,120     $654,967
  Less - Accumulated depreciation and
    unamortized investment tax credit               372,669      362,578      349,889
                                                   ----------------------------------
         Total plant and equipment, net            $290,894     $295,542     $305,078
                                                   ----------------------------------
                                                   $713,967     $656,107     $704,322
                                                   ----------------------------------
                                                   ----------------------------------

                      LIABILITIES & SHAREHOLDERS' INVESTMENT
                      --------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                 $ 54,539     $ 39,357     $ 42,170
  Domestic notes payable                               -            -          70,831
  Foreign loans                                      20,043       15,927       25,413
  Accrued liabilities                               103,655       92,068       87,647
  Dividends payable                                   6,364         -           6,076
  Federal and state income taxes                     12,190       10,592       11,006
                                                   ----------------------------------
         Total current liabilities                 $196,791     $157,944     $243,143
                                                   ----------------------------------
DEFERRED INCOME TAXES                              $ 14,834     $ 49,900     $ 51,850
                                                   ----------------------------------
ACCRUED EMPLOYEE BENEFITS                          $ 14,625     $ 13,305     $ 13,280
                                                   ----------------------------------
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION      $ 63,008     $   -        $   -
                                                   ----------------------------------
LONG-TERM DEBT                                     $ 75,000     $ 75,000     $ 75,000
                                                   ----------------------------------
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 30,000,000 shares, $.01 par value
    Issued and outstanding 14,463,500 shares       $    145     $    145     $    145
  Additional paid-in capital                         42,883       42,883       43,246
  Retained earnings                                 308,019      318,247      281,772
  Cumulative translation adjustments                 (1,338)      (1,317)      (4,114)
                                                   ----------------------------------
         Total shareholders' investment            $349,709     $359,958     $321,049
                                                   ----------------------------------
                                                   $713,967     $656,107     $704,322
                                                   ----------------------------------
                                                   ----------------------------------

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except amounts per share)
                                  (Unaudited)

                                            Three Months Ended     Six Months Ended
                                            ------------------    ------------------
                                             Dec.26     Dec.27     Dec.26     Dec.27
                                              1993       1992       1993       1992
                                             ------     ------     ------     ------
NET SALES                                   $328,937   $305,174   $527,509   $476,947

COST OF GOODS SOLD                           256,556    243,840    426,932    397,890
                                            --------   --------   --------   --------

     Gross profit on sales                  $ 72,381   $ 61,334   $100,577   $ 79,057

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     23,792     20,825     43,639     39,925
                                            --------   --------   --------   --------

     Income from operations                 $ 48,589   $ 40,509   $ 56,938   $ 39,132

INTEREST EXPENSE                              (2,161)    (3,040)    (4,187)    (5,571)

OTHER INCOME(EXPENSE), net                       539       (317)     4,737        460
                                            --------   --------   --------   --------

     Income before provision
       for income taxes                     $ 46,967   $ 37,152   $ 57,488   $ 34,021

PROVISION FOR INCOME TAXES                    18,330     13,750     22,430     12,590
                                            --------   --------   --------   --------

      Net income before cumulative
        effect of accounting changes        $ 28,637   $ 23,402   $ 35,058   $ 21,431
                                            --------   --------   --------   --------
                                            --------   --------   --------   --------

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR:
    Postretirement health care, net of
      income taxes                          $   -      $   -      $(40,232)  $   -
    Postemployment benefits, net of
      income taxes                              -          -          (672)      -
    Deferred income taxes                       -          -         8,346       -
                                            --------   --------   --------   --------
                                            $   -      $   -      $(32,558)  $   -
                                            --------   --------   --------   --------
      Net income                            $ 28,637   $ 23,402      2,500   $ 21,431
                                            --------   --------   --------   --------
                                            --------   --------   --------   --------
PER SHARE DATA*
      Net income before cumulative
        effect of accounting changes          $ 1.98     $ 1.62     $ 2.42     $ 1.48
      Cumulative effect of accounting changes    -          -        (2.25)       -
                                              ------     ------     ------     ------
          Net income                          $ 1.98     $ 1.62     $  .17     $ 1.48
                                              ------     ------     ------     ------
                                              ------     ------     ------     ------

          Cash dividends                      $  .44     $  .42     $  .88     $  .84
                                              ------     ------     ------     ------
                                              ------     ------     ------     ------

*Based on 14,463,500 shares outstanding.

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Increase(Decrease) in Cash and Cash Equivalents
                           (In thousands of dollars)
                                  (Unaudited)

                                                       Six Months Ended
                                                  ---------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:            Dec. 26, 1993 Dec. 27, 1992
                                                 ------------- -------------
  Net income                                       $  2,500        $ 21,431
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Cumulative effect of accounting changes,
        net of taxes                                 32,558            -
      Depreciation                                   20,132          19,455
      (Gain)Loss on disposition of plant and
        equipment                                    (2,493)          1,088
      (Increase) in operating assets -
        Accounts receivable                        (136,636)       (118,195)
        Inventories                                 (27,290)        (36,299)
        Other current assets                         (1,444)         (1,556)
        Other assets                                   (467)           (368)
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                29,459          18,613
        Other liabilities                             3,147          (1,180)
                                                   --------        --------
                Net cash used in operating
                  activities                       $(80,534)       $(97,011)
                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                 $(20,351)       $(16,350)
  Proceeds received on sale of plant and
    equipment                                         7,075             199
  Sale of short-term investments                     70,422            -
                                                   --------        --------
       Net cash provided by (used in)
         investing activities                      $ 57,146        $(16,151)
                                                   --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on domestic
    and foreign loans                              $  4,116        $ 64,391
  Dividends                                         (12,728)        (12,149)
                                                   --------        --------
      Net cash provided by (used in)
        financing activities                       $ (8,612)       $ 52,242
                                                   --------        --------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS             $    264        $   (409)
                                                   --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS          $(31,736)       $(61,329)

CASH AND CASH EQUIVALENTS, beginning                 39,501          78,942
                                                   --------        --------

CASH AND CASH EQUIVALENTS, ending                  $  7,765        $ 17,613
                                                   --------        --------
                                                   --------        --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                    $  4,187        $  5,403
                                                   --------        --------
                                                   --------        --------
  Income taxes paid                                $ 22,704        $ 17,054
                                                   --------        --------
                                                   --------        --------

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)


         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the Company, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

         At the beginning of fiscal year 1994, the Company adopted three Statements of Financial Accounting Standards (FAS) as follows:

                  FAS 106 - Postretirement Benefits Other Than Pensions -

                          This new standard requires that the Company record the expected cost of health care and life insurance benefits during the years that the employees render service--a significant change from the preceding method which recognized health care benefits on a cash basis. Postretirement life insurance benefits were previously being accounted for in a manner substantially emulating the new standards, so no adjustment was necessary. The cumulative effect of this change in accounting for postretirement health care benefits was a charge totaling $65,954,000 on a before tax basis or $40,232,000 on an after tax basis ($2.78 per share). The additional annual cost of accruing this cost over the former method will be approximately $2,000,000.

                          For measurement purposes, a 10.5% annual rate of increase in the per capita cost of covered health care claims was assumed for the years 1995 through 1997, decreasing gradually to 6% for the year 2007. The health care cost trend rate assumption has a significant effect on the amounts reported. The rates, if increased by 1%, would add $6,806,000 to the accumulated post retirement benefit at the beginning of the 1994 fiscal year. The discount rate used in determining the accumulated postretirement benefit obligation is 7.75% compounded annually. Both the health care and life insurance plans are unfunded.

                          The components of the postretirement health care benefit obligation at the beginning of the 1994 fiscal year are:

                                   Retirees                                  $21,778,000
                                   Fully Eligible Plan Participants           34,742,000
                                   Other Active Participants                   9,434,000
                                                                             -----------
                                                                             $65,954,000
                                                                             -----------
                                                                             -----------

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited - Continued)



                          The actual health insurance benefit payments which are expected to be paid within the next twelve months are included in the caption Accrued Liabilities in the accompanying balance sheet. All amounts expected to be paid beyond one year are included in the caption Accrued Postretirement Health Care Obligation.

                  FAS 112 - Postemployment Benefits -

                          This new standard requires that the Company record the expected cost of postemployment benefits (not to be confused with the postretirement benefits described in the preceding paragraphs), also over the years that employees render service. These benefits are substantially smaller amounts because they apply only to employees who permanently terminate employment prior to retirement. The cumulative effect of this change was a charge totaling $1,102,000 or $672,000 after taxes ($.05 per share).
                          There will be no significant increase in the annual costs of these plans.

                          The items included in this amount are disability payments, life insurance and medical benefits. These amounts are also discounted using a 7.75% interest rate.

                  FAS 109 - Accounting for Income Taxes -

                          The implementation of this standard results in the change in the recording of deferred income taxes from the former method which emphasized the provisions made in the income statement to a method which emphasizes the amounts to be paid out being recorded on the balance sheet. The adoption of this standard resulted in a cumulative adjustment which was recorded as income totaling $8,346,000 or $.58 per share.

                          The components of deferred tax assets (future income tax benefits) and liabilities (deferred income taxes) at the date of adoption at the beginning of the first quarter of fiscal 1994 were:

                                   Future Income Tax Benefits:

                                           Inventory                         $ 2,425,000
                                           Prepaid Expenses                    2,032,000
                                           Payroll Related Accruals            4,685,000
                                           Warranty Reserves                  10,761,000
                                           Other Accrued Liabilities           4,291,000
                                           Miscellaneous                       2,092,000
                                                                             -----------
                                                                             $26,286,000
                                                                             -----------
                                                                             -----------

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                            (Unaudited - Continued)



                                   Deferred Income Taxes:

                                           Difference between book
                                             and tax methods applied
                                             to maintenance and supply
                                             inventories                     $(3,220,000)
                                           Prepaid Pension Cost                2,901,000
                                           Accumulated Depreciation           44,931,000
                                           Accrued Employee Benefits          (3,704,000)
                                           Miscellaneous                      (1,275,000)
                                                                             -----------
                                                                             $39,633,000
                                                                             -----------
                                                                             -----------

                          The above amounts do not include the income tax effects arising from the adoption of FAS 106 and FAS 112 described in the preceding paragraphs.



                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following is Management's discussion and analysis of certain significant factors which have affected the Company's results of operations and financial condition during the periods included in the accompanying consolidated condensed financial statements.


                             RESULTS OF OPERATIONS
SALES

         Net sales for the second quarter of the current fiscal year increased 8% or $23,763,000 when compared to the same period last year. Nearly one-half of the Engine Division increase is the result of a change in sales mix to higher selling price engines. The remaining amount is equally divided between a 3% unit volume increase and a small price increase in the engines being sold.

         Lock dollar sales were up 26%, whereas lock unit sales were up 22%, reflecting the trend to higher unit price lock sets. The increase in unit sales reflects the upswing in the sales of the U.S. car and truck industry.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         Engine service sales went against the overall sales increase trend for this quarter, reflecting an 8% decrease between years. Management believes this reduction to be a result of a timing change only and will be made up in the second half of the fiscal year.

         Sales for the six months ended December 1993 showed an 11% increase of $50,562,000 between years. Engine unit shipments were up 5%, lock unit shipments were up 16%. The same factors described in the preceding paragraphs affected the six-month figures.

         Inventories of lawn and garden equipment in the industry distribution channels at the end of the previous summer selling season were as low as they were the year before. Economic forecasts are more favorable now than they were a year ago. Equipment manufacturers and retailers are optimistic that retail sales will be higher in the last half of the fiscal year than they were during the same period last year. Company management believes engine orders reflect that optimism. Therefore, if the weather cooperates, the third and fourth fiscal quarters should be somewhat better than last year.

GROSS PROFIT

         Gross profit for the second fiscal quarter increased $11,047,000 or 18% when compared to the same quarter last year. The gross profit rate (when taken as a ratio to net sales) improved from 20% in the preceding year to 22% in the current year. This is accounted for by two of the three factors mentioned previously, namely the change in sales mix to higher selling price engines which also have higher margins, and the small selling price increases. The change in unit volume also contributed to the improvement in gross profit by spreading fixed overhead over a larger number of engine units.

         The gross profit increase of $21,520,000 or 27% for the six-month comparative periods resulted from the same factors as described in the preceding paragraph.

         The Company expects continued improvement from all three factors to carry into the remaining two quarters of the fiscal year.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Expenses in this category increased $2,967,000 or 14% when comparing the two second fiscal quarters. This was primarily due to increased costs related to the Company's projected Profit Sharing Plan payout and increases in professional services.

         These same factors contributed to the increase in the six-month comparison.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE

         This category decreased in both the December quarter comparison and the year-to-date comparison. They were both due to a reduction in debt used by the Company to finance its working capital needs in the second quarter of the current fiscal year versus that used in the same period the previous fiscal year. There were also reductions in the foreign debt used between years for the entire first six months of the current fiscal year.

         Company management expects the conditions described above will exist in the third quarter, and the fourth quarter should be similar to the prior year.

OTHER INCOME(EXPENSE)

         This category had a substantial change between years, both in the three-month comparison and the six-month comparison. The three-month comparison reflected an improvement in investment income in the current fiscal year due to having more funds available for short-term investment. The six-month comparison had this same benefit plus a $2,800,000 gain on the sale of the Company's German subsidiary facility in the first quarter of the year. Management also believes investment income should continue favorable to last year in both the third and fourth quarters due to greater funds being available for investment.

PROVISION FOR INCOME TAXES

         The effective tax rate of 39% is management's estimate of what this rate will be for the full fiscal year and includes a 1% increase in the federal statutory rate resulting from the Revenue Reconciliation Act of 1993.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

         At the beginning of this first quarter of the fiscal year, the Company adopted the provisions of three accounting standards as prescribed by the Financial Accounting Standards Board. When adopting these standards, a cumulative catch-up adjustment must be made and must be reflected on the statement of income in the period of change. These provisions are referred to as Financial Accounting Standards (FAS) and are as follows:

                  FAS 106 - Employers' Accounting For Postretirement Benefits
                            Other Than Pensions and
                  FAS 112 - Employers' Accounting For Postemployment Benefits:

                          The amounts recorded and a description of these items is in the accompanying notes. See that section.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                  FAS 109 - Accounting For Income Taxes:

                          The amount recorded and a description of this item is in the accompanying notes. This new method will have no significant effect on the Company's ongoing annual income tax provision unless there are changes in the statutory tax rates.



                              FINANCIAL CONDITION

         The following comments apply to the change in the financial condition of the Company since the preceding fiscal year-end in June 1993.

         Short-term investments were not in existence on the Company's balance sheet at the end of December in either of the years being compared here. The previous year's balance sheet contained $70,831,000 of short-term domestic notes payable, which were not in existence on the current balance sheet. This improvement in the Company's liquidity is a result of the working capital generated by profitable operations in the last twelve months.

         The Company's investment in accounts receivable increased $136,636,000. This is a normal seasonal change in this asset. However, this increase is larger than that of the preceding year because of increased sales volume late in the current year quarter.

         Inventories increased $27,290,000 since the end of the previous fiscal year. This increase is a normal seasonal change but is less than the increase experienced the preceding fiscal year. This reflects an increase in sales activity between years. The Company expects both the accounts receivable and inventory levels to return to levels comparable to last year by the end of the fiscal year.

         Accounts payable and accrued liabilities increased $29,459,000 since the end of the fiscal year. This increase was larger than last year due to higher production activity in the current year causing an increase in accounts payable, and a larger accrual of unpaid profit sharing. The changes for six months also include a dividend payable at the end of December not present at the end of the fiscal year.

         Additions to plant and equipment are running ahead of the previous year. The Company expects to make additions at a level somewhat higher than in the preceding year.

         The deferred income taxes were substantially reduced in the quarter ended December 1993 due to the tax effects of the cumulative changes in accounting.

         The quarterly dividend rate was increased from $.42 per share to $.44 per share in the fourth quarter of the preceding year.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the second quarter ended December 26, 1993.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BRIGGS & STRATTON CORPORATION
                                        (Registrant)



Date:  February 2, 1994         /s/  F. P. Stratton, Jr.
                                F. P. Stratton, Jr.
                                Chairman and Chief Executive
                                Officer


Date:  February 2, 1994         /s/  R. H. Eldridge
                                R. H. Eldridge
                                Secretary-Treasurer