Form 10-Q
period 1994-03-27
BRIGGS & STRATTON CORP
filed 1994-05-09
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 27, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                              Outstanding at
                Class                                         May 4, 1994
                ---------                                     ------------------
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

                 Financial Statements:

                          Consolidated Condensed Balance Sheets -
                            March 27, 1994, June 27, 1993 and
                            March 28, 1993                                                              3

                          Consolidated Condensed Statements of Income -
                            Three Months and Nine Months Ended
                            March 27, 1994 and March 28, 1993                                           4

                          Consolidated Condensed Statements of Cash Flows -
                            Nine Months Ended March 27, 1994 and
                            March 28, 1993                                                              5

                          Notes to Consolidated Condensed Financial
                            Statements                                                                  6

                 Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                                                8


         PART II - OTHER INFORMATION                                                                   12

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)

                                     ASSETS
                                    --------

                                                    March 27     June 27     March 28
                                                      1994         1993        1993
                                                    --------     -------     ---------
CURRENT ASSETS:                                    (Unaudited)              (Unaudited)
  Cash and cash equivalents                        $ 92,576     $ 39,501     $  7,283
  Short-term investments                             15,002       70,422       20,021
  Receivables, net                                  237,359      124,981      229,326
  Inventories -
   Finished products and parts                       50,168       46,061       47,090
   Work in process                                   19,705       25,320       19,967
   Raw materials                                      3,636        2,684        1,788
                                                   ----------------------------------
         Total inventories                         $ 73,509     $ 74,065     $ 68,845
  Future income tax benefits                         29,590       27,457       24,958
  Prepaid expenses                                   15,219       16,537       16,998
                                                   ----------------------------------
         Total current assets                      $463,255     $352,963     $367,431
                                                   ----------------------------------
PREPAID PENSION COST                               $  8,316     $  7,602     $  7,446
                                                   ----------------------------------
PLANT AND EQUIPMENT, at cost:                      $667,961     $658,120     $662,211
  Less - Accumulated depreciation and
    unamortized investment tax credit               379,366      362,578      358,706
                                                   ----------------------------------
         Total plant and equipment, net            $288,595     $295,542     $303,505
                                                   ----------------------------------
                                                   $760,166     $656,107     $678,382
                                                   ----------------------------------
                                                   ----------------------------------

                          LIABILITIES & SHAREHOLDERS' INVESTMENT
                          --------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                 $ 49,717     $ 39,357     $ 37,410
  Domestic notes payable                               -            -           1,000
  Foreign loans                                      23,706       15,927       29,472
  Accrued liabilities                               123,142       92,068      105,721
  Dividends payable                                   6,653         -           6,075
  Federal and state income taxes                     11,285       10,592       11,792
                                                   ----------------------------------
         Total current liabilities                 $214,503     $157,944     $191,470
                                                   ----------------------------------
DEFERRED INCOME TAXES                              $ 13,967     $ 49,900     $ 53,241
                                                   ----------------------------------
ACCRUED EMPLOYEE BENEFITS                          $ 14,760     $ 13,305     $ 13,441
                                                   ----------------------------------
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION      $ 63,434     $   -        $   -
                                                   ----------------------------------
LONG-TERM DEBT                                     $ 75,000     $ 75,000     $ 75,000
                                                   ----------------------------------
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 30,000,000 shares, $.01 par value
    Issued and outstanding 14,463,500 shares       $    145     $    145     $    145
  Additional paid-in capital                         42,404       42,883       42,883
  Retained earnings                                 337,075      318,247      306,514
  Cumulative translation adjustments                 (1,122)      (1,317)      (4,312)
                                                   ----------------------------------
         Total shareholders' investment            $378,502     $359,958     $345,230
                                                   ----------------------------------
                                                   $760,166     $656,107     $678,382
                                                   ----------------------------------
                                                   ----------------------------------

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except amounts per share)
                                  (Unaudited)

                                             Three Months Ended     Nine Months Ended
                                            -------------------    ------------------
                                            March 27   March 28    March 27  March 28
                                              1994       1993       1994       1993
                                             ------     ------     ------     ------
NET SALES                                   $386,196   $360,899   $913,705   $837,846

COST OF GOODS SOLD                           303,223    285,878    730,155    683,768
                                            --------   --------   --------   --------

     Gross profit on sales                  $ 82,973   $ 75,021   $183,550   $154,078

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     24,169     22,141     67,808     62,066
                                            --------   --------   --------   --------

     Income from operations                 $ 58,804   $ 52,880   $115,742   $ 92,012

INTEREST EXPENSE                              (2,148)    (2,994)    (6,335)    (8,565)

OTHER INCOME(EXPENSE), net                     1,863       (159)     6,600        301
                                            --------   --------   --------   --------

     Income before provision
       for income taxes                     $ 58,519   $ 49,727   $116,007   $ 83,748

PROVISION FOR INCOME TAXES                    22,810     18,910     45,240     31,500
                                            --------   --------   --------   --------

      Net income before cumulative
        effect of accounting changes        $ 35,709   $ 30,817   $ 70,767   $ 52,248
                                            --------   --------   --------   --------

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING FOR:
    Postretirement health care, net of
      income taxes                          $   -      $   -      $(40,232)  $   -
    Postemployment benefits, net of
      income taxes                              -          -          (672)      -
    Deferred income taxes                       -          -         8,346       -
                                            --------   --------   --------   --------
                                            $   -      $   -      $(32,558)  $   -
                                            --------   --------   ---------  --------
      Net income                            $ 35,709   $ 30,817   $ 38,209   $ 52,248
                                            --------   --------   --------   --------
                                            --------   --------   --------   --------
PER SHARE DATA*
      Net income before cumulative
        effect of accounting changes          $ 2.47     $ 2.13     $ 4.89     $ 3.61
      Cumulative effect of accounting changes    -          -        (2.25)       -
                                              ------     ------     ------     ------
          Net income                          $ 2.47     $ 2.13     $ 2.64     $ 3.61
                                              ------     ------     ------     ------
                                              ------     ------     ------     ------

          Cash dividends                      $  .46     $  .42     $ 1.34     $ 1.26
                                              ------     ------     ------     ------
                                              ------     ------     ------     ------

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

                                                       Nine Months Ended
                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:           March 27, 1994   March 28, 1993
                                                --------------   --------------
  Net income                                        $ 38,209        $ 52,248
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Cumulative effect of accounting changes,
        net of taxes                                  32,558            -
      Depreciation                                    31,489          31,075
      (Gain)Loss on disposition of plant and
        equipment                                     (2,208)          2,352
      (Increase)decrease in operating assets -
        Accounts receivable                         (112,378)       (125,711)
        Inventories                                      556           3,644
        Other current assets                          (1,986)            145
        Other assets                                    (714)           (438)
      Increase in liabilities -
        Accounts payable and accrued
          liabilities                                 43,508          32,712
        Other liabilities                              2,841             372
                                                    --------        --------
            Net cash provided(used) by
              operating activities                  $ 31,875        $ (3,601)
                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase(sale) of short-term investments          $ 55,420        $(20,021)
  Additions to plant and equipment                   (29,821)        (27,739)
  Proceeds received on sale of plant and equipment     7,115             223
                                                    --------        --------
      Net cash provided(used) in
        investing activities                        $ 32,714        $(47,537)
                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayments) on domestic
    and foreign loans                               $  7,779        $ (1,381)
  Dividends                                          (19,381)        (18,224)
  Purchase of common stock for treasury                 (717)           (735)
  Proceeds received on exercise of stock option          238             372
                                                    --------        --------
      Net cash used in financing activities         $(12,081)       $(19,968)
                                                    --------        --------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS              $    567        $   (553)
                                                    --------        --------

NET INCREASE(DECREASE) IN CASH AND CASH
  EQUIVALENTS                                       $ 53,075        $(71,659)

CASH AND CASH EQUIVALENTS, beginning                  39,501          78,942
                                                    --------        --------

CASH AND CASH EQUIVALENTS, ending                   $ 92,576        $  7,283
                                                    --------        --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                     $  6,335        $  8,564
                                                    --------        --------
  Income taxes paid                                 $ 48,169        $ 34,661
                                                    --------        --------

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


                          RESULTS OF OPERATIONS

SALES

         Net sales for the third quarter of fiscal 1994 increased 7% or $25,297,000 over the same quarter in the preceding year. This occurred even though the number of engines shipped showed no change in these same time periods. The increase in sales is due primarily to a shift to higher horsepower, higher selling price engines and the realization of small price increases between years. Engine service sales were up 9% between years for the third quarter, which makes up for the second quarter 8% decrease. There was also an increase in export sales. Lock unit shipments showed a 3% increase between years.

         Sales for the nine months ended March 1994 increased 9% to $913,705,000. Engine unit shipments increased 3%, lock unit shipments were up 11%. The same factors described in the preceding paragraph affected the nine-month figures.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         Demand for engines was strong throughout the third quarter as lawn and garden equipment manufacturers struggled to build inventory in expectation of good retail sales in the spring while trying to meet the current needs of retailers. The Company was unable to deliver all the engines its customers needed at the time they needed them. In this situation few customers were willing to admit that they didn't urgently need engines. Thus it was hard to judge the true strength of demand. However, rainfall has been adequate, and retail sales of lawn and garden equipment are reported to be strong. So Company management believes that if weather patterns continue to be favorable, sales in the fourth quarter will exceed those of last year's fourth quarter.

GROSS PROFIT

         Gross profit (as a percent of net sales) increased from 20.8% in the previous year's third quarter to 21.5% in the current year's third quarter. This is a result of the change in sales mix to higher selling price engines, which have higher margins, and also small selling price increases.

         The gross profit increase in the nine month amounts is due to the same factors described above and the change in year-to-date volume which spread fixed overhead over a larger number of engine units.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         This category of expenses showed a 9% increase between years--both in the three-month comparison and the nine-month comparison. The same factors affected all periods, namely increased manpower costs, provisions to the Company's projected Profit Sharing Plan and increases in professional services.

INTEREST EXPENSE

         This category decreased in both the March quarter comparison and the year-to-date comparison. Both were due to the use of less debt by the Company to finance its working capital needs in the third quarter of the current fiscal year versus that used in the same period the previous fiscal year.

         Company management expects the conditions described above will continue to exist in the fourth quarter.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OTHER INCOME(EXPENSE)

         This category had a substantial change between years--both in the three-month comparison and the nine-month comparison. The three-month comparison reflected an improvement in investment income in the current fiscal year due to having more funds available for short-term investment. Also favorably effecting this comparison was an increase in the dividend received from the Company's joint venture in China and a decrease in the loss on disposition of plant and equipment between years. The nine-month comparison had this same benefit plus a $2,800,000 gain on the sale of the Company's German subsidiary facility in the first quarter of the year. Management believes investment income will continue at a higher level through the end of the current fiscal year.

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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                              FINANCIAL CONDITION

         The following comments apply to the change in the financial condition of the Company since the preceding fiscal year-end in June 1993.

         Total cash, cash equivalents and short-term investments were $2,345,000 lower at the end of March 1994 than at the end of the preceding fiscal year in June 1993. The Company uses its cash items for normal working capital needs at this time of the year, but this reduction at the end of March 1994 is an abnormally small amount because of the retention of cash generated by profitable operations since the end of June 1993. This reflected itself in reduced interest expense and increased interest income in the current fiscal year.

         The Company's investment in accounts receivable increased $112,378,000. This is a normal seasonal change in this asset. However, this increase is smaller than that of the preceding year because of increased sales volume late in the previous year's fourth quarter which resulted in an increase in the accounts receivable balance at the end of the 1993 fiscal year.

         Inventories reflected no substantial change from the fiscal year-end balances. The current inventory levels are expected to remain the same until the end of the current fiscal year.

         Current liabilities, excluding loans and notes payable, increased $43,508,000 since the end of the fiscal year. This also is a seasonal increase due to increased production activity since the end of the previous fiscal year, a dividend payable of $6,653,000 on the March 1994 balance sheet, but not on the fiscal year-end balance sheet, and an increase in unpaid profit sharing liabilities.

         Additions to plant and equipment are slightly higher than the preceding year, and fourth quarter 1994 activity should be greater than the prior year.

         The deferred income taxes are substantially reduced due to the income tax effects of the cumulative changes in accounting made in the first quarter of the current fiscal year.

         The quarterly dividend rate was increased from $.44 per share to $.46 per share in the quarter ended in March 1994.

         A comparison of the financial condition at the end of March 1994 to the same period in 1993 shows a large increase in the cash, cash equivalents and short-term investments. This is due to the retention of cash generated by profitable operations since that date.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the third quarter ended March 27, 1994.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BRIGGS & STRATTON CORPORATION
                                                     (Registrant)




Date:  May 4, 1994                            /s/  R. H. Eldridge
                                           R. H. Eldridge
                                           Secretary-Treasurer



Date:  May 4, 1994                            /s/  J. E. Brenn
                                           J. E. Brenn
                                           Vice President and Controller