Form 10-K
period 1994-07-03
BRIGGS & STRATTON CORP
filed 1994-09-30
CIK 14195

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
      [X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                     For the fiscal year ended         JULY 3, 1994
                                       OR
      [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the transition period from ________ to ________



Commission file number 1-1370

                         BRIGGS & STRATTON CORPORATION
             (Exact name of registrant as specified in its charter)

         A Wisconsin Corporation                   39-0182330
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)         Identification No.)

        12301 WEST WIRTH STREET
          WAUWATOSA, WISCONSIN                         53222
   (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  414-259-5333

Securities registered pursuant to Section 12(b) of the Act:


        Title of Each Class            Name of Each Exchange on Which Registered
      Common Stock (par value
         $0.01 per share)                       New York Stock Exchange
    Common Share Purchase Rights                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes _X__     No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,071,166,000 based on the reported last sale price of such securities as of September 8, 1994.

Number of Shares of Common Stock Outstanding at September 8, 1994: 14,463,500.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                           Part of Form 10-K Into Which Portions
                 Document                       of Document are Incorporated
                 --------                 ----------------------------------
        Annual Report to Shareholders
        for year ended July 3, 1994              Parts I (Item 1) and II

        Proxy Statement for Annual Meeting
        on October 19, 1994                               Part III

The Exhibit Index is located on page 14.

                               TABLE OF CONTENTS

                                     PART I

Item                                                                   Page
- - - ----                                                                   ----
1.  Business                                                            1

2.  Properties                                                          3

3.  Legal Proceedings                                                   3

4.  Submission of Matters to a Vote of Security Holders                 3

                                   PART II

5.  Market for the Registrant's Common Equity and Related
       Stockholder Matters                                              6

6.  Selected Financial Data                                             6

7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        6

8.  Financial Statements and Supplementary Data                         6

9.  Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                         6

                                   PART III

10.  Directors and Executive Officers of the Registrant                 6

11.  Executive Compensation                                             6

12.  Security Ownership of Certain Beneficial Owners and
        Management                                                      6

13.  Certain Relationships and Related Transactions                     6

                                   PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
        Form 8-K                                                        7

     Signatures                                                         9

                                     PART I

Item1.  Business

Basic Business

Briggs & Stratton Corporation is the world's largest producer of air cooled gasoline engines for outdoor power equipment and locks for automobiles and trucks. The Company designs, manufactures, markets and services these products for original equipment manufacturers worldwide.

Engines

Engines, parts and related products provided 93% of sales in fiscal 1994. These engines were air cooled aluminum alloy gasoline engines ranging from 3 to 20 horsepower.

In fiscal 1994, approximately 85% of original equipment gasoline engine sales were to manufacturers of lawn and garden equipment; approximately 15% were to manufacturers of other powered equipment, primarily for the construction industry and for agriculture. In the United States and Canada, engine sales are made primarily directly to original equipment manufacturers.

Sales to the Company's largest engine customer, MTD Products Inc., were 18% of total sales in fiscal 1994. Sales to its second largest customer, Tomkins PLC, were 12% of sales and sales to its third largest customer, A B Electrolux, were 12% of sales. Under purchasing plans available to all gasoline engine customers, the Company normally enters into annual engine supply agreements with these producers of end products powered by the Company's gasoline engines. Company management has no reason to anticipate a change from the continuation of this practice or in its historical business relationships with these companies.

The major domestic competitors of the Company in engine manufacturing are Tecumseh Products Company, Kohler Co., Kawasaki Heavy Industries, Ltd. and Onan Corporation. Also, two domestic lawn mower manufacturers, Toro Co. Inc. through its Lawn-Boy Inc. branch and Honda Motor Co., Ltd., manufacture their own engines. Eight Japanese small engine manufacturers, of which Honda and Kawasaki are the largest, are worldwide competitors not only in the sale of engines, but end products as well. Tecnamotor S.p.A., located in Italy and owned by Tecumseh, is a major competitor in Europe. Major areas of competition from all engine manufacturers are product quality, price, timely delivery and service. The Company believes its product quality and service reputation have given it the strong brand name identification it enjoys.

Servicing of all the Company's gasoline engine products is done by a network of over 32,000 independent service parts distribution and repair outlets in the United States and Canada and many foreign countries.

Manufacturing activity in the lawn and garden industry is driven by the need to deliver new lawn mowers, garden tractors and tillers for retail sales in the spring and early summer. Thus, demand from customers is at its height in their winter and spring manufacturing season. Most engines are manufactured to individual customer specifications. The Company offers financial incentives to its OEMs to specify standardized engines; to take delivery during the off season; and to commit early, for delivery at specific times during the busy season. These programs, designed to level manufacturing activity, cause the Company to build inventories of finished engines in the first and second quarters. Thus, sales generally are highest in the March quarter and weakest in the September quarter. Customer orders in the last three months of the fiscal year depend on spring retail sales, so the June quarter is the least predictable.

Locks and Keys

Mechanical locks, electro-mechanical locks and related products provided approximately 7% of sales in fiscal 1994. Customers are primarily the major automobile and truck manufacturers in North America. Major competitors of the Company in lock manufacturing are Hurd Lock & Manufacturing Company and All-Lock Company, Inc. Price, product quality, delivery performance and technical support are major areas of competition.

A substantial portion of the Company's lock production is sold to two of the three large North American automobile manufacturers as original equipment components. The loss of these customers would effectively eliminate the Company's lock business. These manufacturers have been customers for many years and the Company anticipates continued business in future years. However, the largest of these customers has changed its purchasing practices. These practices may change the level of business the Company receives from that customer in the future. A substantial reduction from the current level of business with that customer would significantly impact the Company's lock business.

Sales to original equipment customers are made by personnel from the Milwaukee headquarters and Detroit sales office. Independent Sales Representatives are utilized in servicing certain other industrial OEM accounts. Service parts and replacement locks are sold to OEMs and to Locksmith Wholesalers.

In May, the Board of Directors approved the spin-off of the lock division to the Company shareholders. It is currently anticipated that the spin-off will occur in early calendar 1995.

General

The Company manufactures a majority of the components used in its products and purchases the balance of its requirements. The Company manufactures its own ductile and grey iron castings, aluminum and zinc die castings and a high percentage of other major components, such as carburetors and ignition systems. The Company also purchases certain finished standard commercial parts such as piston rings, spark plugs, valves and plastic components, some stampings and screw machine parts and smaller quantities of other components. Raw material purchases are for aluminum, steel, zinc and brass. The Company believes its sources of supply are adequate.

The Company holds certain patents on features incorporated in its products; however, the success of the Company's business is not considered to be primarily dependent upon patent protection. Licenses, franchises and concessions are not a material factor in the Company's business.

For the years ending July 3, 1994, June 27, 1993 and June 30, 1992, the Company spent approximately $12,520,000, $10,411,000 and $10,808,000, respectively, on Company sponsored research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by the Company during the fiscal year was 8,583. Employment ranged from a low of 7,879 in July 1993 to a high of 8,801 in December 1994.

Financial Information About Industry Segments

Financial information about industry segments appears in Note 3 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

Export Sales

Export sales for fiscal 1994 were $264,866,000 (21% of total sales), for fiscal 1993 were $249,610,000 (22% of total sales) and for fiscal 1992 were $210,728,000 (20% of total sales). These sales were principally to customers in European countries.

Item 2.  Properties

The corporate offices as well as the Company's largest engine manufacturing facility are located in Wauwatosa, Wisconsin, a suburb of Milwaukee. Three other facilities located in the Milwaukee metropolitan area are used for production, warehousing and distribution of engines and engine parts. These are owned facilities containing approximately 3,232,000 square feet of office, warehouse and production area. Engines also are manufactured at a 292,000 square foot owned facility in Murray, Kentucky and a 236,000 square foot owned facility in Poplar Bluff, Missouri. The engine business is seasonal, with demand for engines at its height in the winter and early spring. Engine manufacturing operations run at capacity levels during the peak season, with many operations running three shifts. Engine operations generally run one shift in the summer, when demand is weakest and production is considerably under capacity. During the winter, when finished goods inventories reach their highest levels, owned warehouse space may be insufficient and capacity may be expanded through rented space. Excess warehouse space exists in the spring and summer seasons. In May, the Board of Directors approved a plan of relocation for several of the Company's facilities over the next three years. The plan provides for the expansion of existing facilities in Murray, Kentucky and Poplar Bluff, Missouri and the establishment of three new engine manufacturing facilities. The Company has announced the selection of sites in Statesboro, Georgia and Auburn, Alabama for two of the facilities. The Company's owned properties are well maintained.

The Company leases 173,000 square feet of space to house its European warehouse in the Netherlands and its foreign sales and service operations in Australia, Canada, France, Germany, New Zealand, Switzerland and the United Kingdom.

The Company's domestic lock manufacturing facility is located in the Milwaukee suburb of Glendale, Wisconsin. This facility has floor space of approximately 352,000 square feet. The Company also owns a 50,000 square foot assembly plant in Juarez, Mexico. Both properties are well maintained and are adequate for its current needs. Additional demand could be met through increased manufacturing capacity gained by adding a shift.

Item 3.  Legal Proceedings

There are no pending legal proceedings that are required to be reported under this item.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended July 3, 1994.

Executive Officers of the Registrant

           Name, Age, Position            Business Experience for Past Five Years
           ------------------             ------------------------------------------
FREDERICK P. STRATTON, JR., 55            Mr. Stratton was elected to the position of Chief Executive Officer in May
Chairman and Chief Executive Officer      1977 and Chairman in November 1986. He also served in the position of President
(1) (2)                                   from January 1992 to August 1994.

ROBERT H. ELDRIDGE, 56                    Mr. Eldridge was elected to his current position effective January 1984.
Secretary - Treasurer  (1)

MICHAEL D. HAMILTON, 52                   Mr. Hamilton was elected to his present position effective June 1989.
Executive Vice President -
Sales and Service

JOHN S. SHIELY, 42                        Mr. Shiely was elected to his current position in August 1994 after serving
President and Chief Operating             as Executive Vice President - Administration since November 1991. He joined
Officer (1)                               the Company in June 1986 as General Counsel and served as Vice President and
                                          General Counsel from November 1990 to November 1991.

JAMES A. WIER, 51
Executive Vice President - Operations     Mr. Wier was elected to his current position in April 1989.

ERIK ASPELIN, 53                          Mr. Aspelin assumed his current position in July 1989.
Vice President - Distribution
Sales and Service

JAMES E. BRENN, 46                        Mr. Brenn was elected to his current position in November 1988.
Vice President and Controller

RICHARD J. FOTSCH, 39                     Mr. Fotsch was elected an executive officer in May 1993 after serving the Small
Vice President; General Manager -         Engine Division as General Manager from July 1989 to July 1990 and as Vice
Small Engine Division                     President and General Manager from July 1990 to May 1993.


HUGO A. KELTZ, 46                           Mr. Keltz was elected an executive officer in May 1992 after serving as Vice
Vice President - International              President - International since June 1991. He served as Regional Director -
                                            Europe from November 1989 to June 1991 after serving as International General
                                            Service and Distribution Manager from October 1988 to November 1989.

PAUL M. NEYLON, 47                          Mr. Neylon was elected an executive officer in May 1993, after serving the
Vice President; General Manager -           Vanguard Division as Vice President and General Manager since November 1991.
Vanguard Division                           He previously served the Castings Division as General Manager from July 1989 to
                                            July 1990 and as Vice President and General Manager from July 1990 to November 1991.

STEPHEN H. RUGG, 47                         Mr. Rugg was elected to his current position in November 1988.
Vice President - Sales and Marketing

GREGORY D. SOCKS, 45                        Mr. Socks was elected an executive officer in May 1993 after serving the Large
Vice President; General Manager -           Engine Division as General Manager from August 1989 to July 1990 and Vice
Large Engine Division                       President and General Manager from July 1990 to May 1993.

HAROLD M. STRATTON II, 46                   Mr. Stratton was elected to his current position effective April 1, 1989.
Vice President; General Manager -
B&S Technologies

GERALD E. ZITZER, 47                        Mr. Zitzer was elected to his current position in November 1988.
Vice President - Human Resources



(1)   Officer is also a Director of the Company.

(2)   Member of the Executive Committee and Planning Committee.

Frederick P. Stratton, Jr., and Harold M. Stratton II are brothers.

Officers are elected annually and serve until their successors are elected and qualify.

                                    PART II

Item 5.    Market for the Registrant's Common Equity and Related Stockholder
Matters

Information required by this Item is incorporated by reference to "Quarterly Financial Data, Dividend and Market Information" on page 32 of the 1994 Annual Report to Shareholders.

Item 6.    Selected Financial Data

Information required by this Item appears under the heading "Ten Year Comparisons" on pages 34 and 35 of the 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of results of operations and financial condition of the Company appears on pages 29 through 31 of the 1994 Annual Report to Shareholders and is incorporated by reference in this Form 10-K.

Item 8.    Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference from the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 15 through 26 and page 32 of the 1994 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not changed independent accountants in the last two years.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Information pertaining to directors is incorporated herein by reference from pages 2 and 3 of the Company's 1994 Annual Meeting Proxy Statement dated September 8, 1994. Information regarding executive officers required by Item 401 and 405 of Regulation S-K is furnished in Part I.

Item 11.   Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled Election of Directors on page 2, the Nominating and Salaried Personnel Committee Report on Executive Compensation found on pages 7-10 and the Executive Compensation section found on pages 11-15 of the Company's 1994 Annual Meeting Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from pages 5 and 6 of the Company's 1994 Annual Meeting Proxy Statement.

Item 13.   Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from page 4 of the Company's 1994 Annual Meeting Proxy Statement.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   The following documents are filed as a part of this report:


                                                           Page Reference
                                                      -------------------------
                                                                      1994
                                                                  Annual Report
                                                         1994            to
                                                       Form 10-K   Shareholders
                                                       ----------  ------------
1.  Financial Statements

        Consolidated Balance Sheets,
          July 3, 1994 and June 27, 1993                               16*

        For the Years Ended July 3, 1994,
          June 27, 1993 and June 30, 1992:

          Consolidated Statements of Income and
            Shareholders' Investment                                    15*, 17*

          Consolidated Statements of Cash Flows                         18*

          Notes to Consolidated Financial Statements                    19-26*

        Report of Independent Public Accountants                        28*

         * Incorporated herein by reference to the Registrant's 1994 Annual Report to Shareholders for the fiscal year ended July 3, 1994.

2.  Financial Statement Schedules

        Report of Independent Public Accountants          10

        Schedule V - Property, Plant and Equipment        11

        Schedule VI - Accumulated Depreciation and
          Unamortized Investment Tax Credit               12

        Schedule VIII - Valuation and Qualifying
          Accounts                                        13

        Schedule X - Supplementary Income
          Statement Information                           13

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

        The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and the subsidiaries included in the consolidated statements are wholly owned.

3.  Exhibits

        See Exhibit Index on page 14 of this report, which is incorporated herein by reference.

        Executive Compensation Plans and Arrangements:

          Forms of Officer Employment Agreements.
          (Filed as Exhibit 10.0 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

   Survivor Annuity Plan.
     (Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1986 and incorporated by reference herein.)

   Supplemental Retirement Program.
     (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated by reference herein.)

   Economic Value Added Incentive Compensation Plan.
     (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

   Form of Change of Control Employment Agreements.
     (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

   Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees upon the occurrence of a change in control.
       (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended October 1, 1989, and incorporated by reference herein.)

   Stock Incentive Plan.
     (Filed as Exhibit A to the Company's 1990 Annual Meeting Proxy Statement, which was filed as Exhibit 100A to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated by reference herein.)

   Leveraged Stock Option Program
     (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

   Deferred Compensation Agreement
     (Filed herewith.)

(b)   Reports on Form 8-K

         On May 20, 1994, the Company filed a report on Form 8-K for the purpose of reporting the approval by the Board of Directors on May 17, 1994 of two actions. The Board approved a spin-off of the Briggs & Stratton Technologies Division to Briggs & Stratton's shareholders which is anticipated to occur in January 1995. The Board also approved a Plan of Relocation which provides for the expansion of existing facilities and the establishment of three new manufacturing facilities outside of Milwaukee at a cost of approximately $112 million over the next two years.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BRIGGS & STRATTON CORPORATION

                                                   By /s/ R. H. Eldridge
                                                   ------------------------
                                                        R. H. Eldridge
September 20, 1994                                   Secretary-Treasurer


                  -----------------------------------------


                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederick P. Stratton, Jr. and Robert H. Eldridge, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.


                  -----------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ F. P. Stratton, Jr.                                                  /s/ Sheldon B. Lubar
- - - -------------------------------------------                              -------------------------------------------
F. P. Stratton, Jr.      September 20, 1994                              Sheldon B. Lubar         September 20, 1994
Chairman and Chief Executive Officer and                                 Director
Director (Principal Executive Officer)



/s/ Robert H. Eldridge                                                   /s/ John L. Murray
- - - -------------------------------------------                              -------------------------------------------
Robert H. Eldridge       September 20, 1994                              John L. Murray           September 20, 1994
Secretary-Treasurer and Director                                         Director
(Principal Financial Officer)



/s/ James E. Brenn                                                       /s/ C. B. Rogers, Jr.
- - - -------------------------------------------                              -------------------------------------------
James E. Brenn           September 20, 1994                              C. B. Rogers, Jr.        September 20, 1994
Vice President and Controller                                            Director
(Principal Accounting Officer)



/s/ Michael E. Batten                                                    /s/ John S. Shiely
- - - -------------------------------------------                              -------------------------------------------
Michael E. Batten        September 20, 1994                              John S. Shiely           September 20, 1994
Director                                                                 President and Chief Operating Officer and
                                                                         Director

/s/ Peter A. Georgescu                                                   /s/ Elwin J. Zarwell
- - - -------------------------------------------                              -------------------------------------------
Peter A. Georgescu       September 20, 1994                              Elwin J. Zarwell         September 20, 1994
Director                                                                 Director



                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards the consolidated financial statements included in the Briggs & Stratton Corporation Annual Report to Shareholders incorporated by reference in this Form 10-K and have issued our report thereon dated July 28, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                    ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
July 28, 1994.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                     Balance at                                    Adjustments   Balance at
                                     Beginning         Additions    Retirements         for        End of
     Description                      of Period         at Cost      or Sales     Translation     Period
      ----------                    -----------        ---------     ----------    -----------    ------------
Year Ended June 30, 1992
- - - ---------------------------
  Land and land improvement         $  10,909,000    $   171,000     $   234,000    $  93,000    $  10,939,000
  Buildings                           111,250,000      1,620,000         698,000      521,000      112,693,000
  Machinery and equipment             488,819,000     40,725,000      27,157,000      285,000      502,672,000
  Construction in progress             21,510,000     (2,292,000)      2,089,000          -         17,129,000
                                    -------------    -----------     -----------    ---------    -------------
    Totals                          $ 632,488,000    $40,224,000     $30,178,000    $ 899,000    $ 643,433,000
                                    =============    ===========     ===========    =========     ============

Year Ended June 27, 1993
- - - ----------------------------
  Land and land improvements        $  10,939,000    $    95,000     $     2,000    $ (41,000)   $  10,991,000
  Buildings                           112,693,000      2,061,000         337,000     (351,000)     114,066,000
  Machinery and equipment             502,672,000     36,460,000      22,144,000     (423,000)     516,565,000
  Construction in progress             17,129,000       (506,000)        120,000       (5,000)      16,498,000
                                    -------------    -----------     -----------    ---------    -------------
    Totals                          $ 643,433,000    $38,110,000     $22,603,000    $(820,000)   $ 658,120,000
                                    =============    ===========     ===========    =========     ============

Year Ended July 3, 1994
- - - ----------------------------
  Land and land improvements        $  10,991,000    $   180,000     $   782,000    $(110,000)   $  10,279,000
  Buildings                           114,066,000      2,084,000       4,078,000     (106,000)     111,966,000
  Machinery and equipment             516,565,000     38,325,000      24,369,000      180,000      530,701,000
  Construction in progress             16,498,000        215,000          56,000      (10,000)      16,647,000
                                    -------------    -----------     -----------    ---------    -------------
     Totals                         $ 658,120,000    $40,804,000     $29,285,000    $ (46,000)   $ 669,593,000
                                    =============    ===========     ===========    =========     ============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   SCHEDULE VI - ACCUMULATED DEPRECIATION AND
                       UNAMORTIZED INVESTMENT TAX CREDIT

                                                                      Deductions
                                                                        From
                                                                       Reserves -
                                                        Provision     Retirements,
                                       Balance at         Charged      Renewals      Adjustments       Balance at
                                       Beginning        to Profit        and             for               End
          Description                  of Period         and Loss     Replacements    Translation      of Period
          -----------              --------------    ------------    -------------  --------------    ------------
Year Ended June 30, 1992
- - - -------------------------
  Land improvements                $   3,643,000     $    295,000    $    41,000       $     -        $   3,897,000
  Buildings                           48,930,000        3,802,000        576,000         168,000         52,324,000
  Machinery and equipment            253,586,000       38,046,000     19,251,000         198,000        272,579,000
                                   -------------     ------------    -----------       ---------      -------------
                                   $ 306,159,000     $ 42,143,000    $19,868,000       $ 366,000      $ 328,800,000
  Unamortized investment
   tax credit                          5,965,000       (1,030,000)             -               -          4,935,000
                                   -------------     ------------    -----------       ---------      -------------
    Totals                         $ 312,124,000     $ 41,113,000    $19,868,000       $ 366,000      $ 333,735,000
                                   =============     ============    ===========       =========      =============

Year Ended June 27, 1993
- - - --------------------------
  Land improvements                $   3,897,000     $    300,000    $     2,000       $       -      $   4,195,000
  Buildings                           52,324,000        3,921,000        281,000        (151,000)        55,813,000
  Machinery and equipment            272,579,000       43,881,000     17,629,000        (316,000)       298,515,000
                                   -------------     ------------    -----------       ---------      -------------
                                   $ 328,800,000     $ 48,102,000    $17,912,000       $(467,000)     $ 358,523,000

  Unamortized investment
   tax credit                          4,935,000         (880,000)             -               -          4,055,000
                                   -------------     ------------    -----------       ---------      -------------
    Totals                         $ 333,735,000     $ 47,222,000    $17,912,000       $(467,000)     $ 362,578,000
                                    ============     ============    ===========       =========      =============
Year Ended July 3, 1994
- - - -------------------------
  Land improvements                $   4,195,000     $    296,000    $   359,000       $       -      $   4,132,000
  Buildings                           55,813,000        3,768,000      1,931,000           6,000         57,656,000
  Machinery and equipment            298,515,000       39,716,000     19,670,000         129,000        318,690,000
                                   -------------     ------------    -----------       ---------      -------------
                                   $ 358,523,000     $ 43,780,000    $21,960,000       $ 135,000      $ 380,478,000

  Unamortized investment
   tax credit                         4,055,000          (830,000)             -               -          3,225,000
                                   -------------     ------------    -----------       ---------      -------------
    Totals                         $362,578,000      $ 42,950,000    $21,960,000       $ 135,000      $ 383,703,000
                                   ============      ============    ===========       =========      =============

The annual rates used for computing depreciation are shown below:

                                                    Straight-Line
                                                        Rate
                                                      -----------
        Land improvements                             3-1/3% to 5%
        Buildings                                      2% to 10%
        Machinery and equipment                        5% to 50%

Certain tools, dies, jigs and fixtures, classified with machinery and equipment are depreciated on a straight-line basis over five years.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                   Provision
                               Balance at           Charged                        Balance at
                               Beginning           to Profit                         End of
        Description            of Period           and Loss          Payments        Period
       ------------          -------------        ----------       -----------    --------------
Year Ended June 30, 1992
- - - ------------------------
Estimated warranty
 expense to be incurred       $  24,754,000        $ 25,003,000    $ 23,929,000    $ 25,828,000
                              =============        ============     ===========    ============
Reserve for retired
 employees' life insurance    $   9,755,000        $    811,000    $    817,000    $  9,749,000
                              =============        ============    ============    =============
Year Ended June 27, 1993
- - - ------------------------
Estimated warranty
 expense to be incurred       $  25,828,000        $ 23,523,000    $ 21,033,000    $ 28,318,000
                              =============        ============    ============    =============
Reserve for retired
 employees' life insurance    $   9,749,000        $    825,000    $    827,000    $  9,747,000
                              =============        ============    ============    ============
Year Ended July 3, 1994
- - - ------------------------
Estimated warranty
 expense to be incurred       $  28,318,000        $ 23,694,000    $ 22,212,000    $ 29,800,000
                              =============        ============    ============    ============
Reserve for retired
 employees' life insurance    $   9,747,000        $    908,000    $    664,000     $ 9,991,000
                              =============        ============    ============    ============

            SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

The following amounts were charged directly to current operations.

                                                     For the Fiscal Year
                                      ------------------------------------------------------
                                          1994                1993                 1992
                                      -------------        -------------       -------------
        Maintenance and repairs       $  56,415,000        $  51,675,000       $  47,746,000

        Depreciation                     42,950,000           47,222,000          41,113,000

                         BRIGGS & STRATTON CORPORATION

                                 EXHIBIT INDEX
                        1994 ANNUAL REPORT ON FORM 10-K


Exhibit
Number          Description
- - - --------        ------------
3.1       Articles of Incorporation.
            (Filed as Exhibit 3.1 to the Company's Report on Form 8-B dated
            October 12, 1992, and incorporated by reference herein.)


 3.2      Bylaws.
            (Filed as Exhibit 3.2 to the Company's Report on Form 8-B dated October 12,
            1992 and incorporated by reference herein.)

 4        Rights Agreement dated as of December 20, 1989, between Briggs &
          Stratton Corporation and First Wisconsin Trust Company which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common
          Shares as Exhibit B.
              (Filed as Exhibit 1 to the Company's Report on Form
              8-K dated December 20, 1989 and incorporated by reference herein.)

 10.0     Forms of Officer Employment Agreements.
              (Filed as Exhibit 10.0 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

 10.1     Survivor Annuity Plan.
              (Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1986 and incorporated by reference herein.)

 10.2     Supplemental Retirement Program.
              (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated by reference herein.)

 10.3     Economic Value Added Incentive Compensation Plan.
              (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

 10.4     Form of Change of Control Employment Agreements.
           (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

 10.5     Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees upon the occurrence of a change in control.
               (Filed as Exhibit 10.1 to the Company's Report on Form
               10-Q for the quarter ended October 1, 1989, and incorporated by reference herein.)

 10.6     Stock Incentive Plan.
             (Filed as Exhibit A to the Company's 1993 Annual Meeting Proxy Statement, which was filed as Exhibit 100A to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

 10.7     Leveraged Stock Option Program
             (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

 10.8     Deferred Compensation Agreement
             (Filed herewith.)

 13       Annual Report to Shareholders for Year Ended July 3, 1994.
             (Filed herewith solely to the extent specific portions thereof are incorporated herein by reference.)

Exhibit
Number          Description
- - - ------         -------------
21        Subsidiaries of the Registrant.
            (Filed as Exhibit 22 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

23        Consent of Independent Public Accountants.
            (Filed herewith.)

24        Power of Attorney
            (Included in the Signature Page of this report.)

27        Financial Data Schedule
            (Filed herewith.)