Form 10-Q
period 1994-10-02
BRIGGS & STRATTON CORP
filed 1994-11-15
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 1994

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  _X_     No_____.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  Outstanding at
Class                                                           November 10, 1994
- - ---------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        14,463,500 Shares*

*Number does not give effect to two-for-one stock split payable November 14, 1994, to shareholders of record on October 31, 1994.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                              Page No.
                                                                              --------
     PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                  Consolidated Condensed Balance Sheets -
                   October 2, 1994, July 3, 1994 and
                   September 26, 1993                                          3

                  Consolidated Condensed Statements of Income -
                   Three Months Ended October 2, 1994 and
                   September 26, 1993                                          4

                  Consolidated Condensed Statements of Cash Flows -
                   Three Months Ended October 2, 1994 and
                   September 26, 1993                                          5

                  Notes to Consolidated Condensed Financial
                   Statements                                                  6

          Item 2.  Management's Discussion and Analysis of Results
            of Operations and Financial Condition                              7


     PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders         9

          Item 5.  Other Information                                          10

          Item 6.  Exhibits and Reports on Form 8-K                           11

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)

                                     ASSETS

                                                               Oct. 2     July 3        Sept. 26
                                                                1994       1994           1993
                                                               ------     ------        --------
CURRENT ASSETS:                                             (Unaudited)               (Unaudited)
  Cash and cash equivalents                                 $133,680     $221,101     $ 21,378
  Short-term investments                                        -            -          45,837
  Receivables, net                                           143,847      122,597      128,411
  Inventories -
   Finished products and parts                               102,958       55,847       67,606
   Work in process                                            29,823       27,078       23,029
   Raw materials                                               4,791        2,745        4,378
                                                            ----------------------------------
         Total inventories                                  $137,572     $ 85,670     $ 95,013
  Future income tax benefits                                  32,497       32,868       28,252
  Prepaid expenses                                            18,692       20,548       16,346
                                                            ----------------------------------
         Total current assets                               $466,288     $482,784     $335,237
                                                            ----------------------------------
PREPAID PENSION COST                                        $  8,123     $  8,681     $  7,749
                                                            ----------------------------------
PLANT AND EQUIPMENT, at cost:                               $679,786     $669,593     $662,001
  Less - Accumulated depreciation and
    unamortized investment tax credit                        387,099      383,703      367,846
                                                            ----------------------------------
         Total plant and equipment, net                     $292,687     $285,890     $294,155
                                                            ----------------------------------
                                                            $767,098     $777,355     $637,141
                                                            ==================================

                    LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  Accounts payable                                          $ 60,799     $ 56,364     $ 30,439
  Domestic notes payable                                       1,750         -            -
  Foreign loans                                               21,364       21,323       14,889
  Accrued liabilities                                         94,145      119,954       86,262
  Dividends payable                                            6,653         -           6,364
  Federal and state income taxes                               7,687        9,103        3,581
                                                            ----------------------------------
         Total current liabilities                          $192,398     $206,744     $141,535
                                                            ----------------------------------
DEFERRED INCOME TAXES                                       $ 11,038     $ 12,317     $ 15,595
                                                            ----------------------------------
ACCRUED EMPLOYEE BENEFITS                                   $ 15,644     $ 15,423     $ 14,490
                                                            ----------------------------------
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION               $ 64,467     $ 64,079     $ 61,931
                                                            ----------------------------------
LONG-TERM DEBT                                              $ 75,000     $ 75,000     $ 75,000
                                                            ----------------------------------
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 30,000,000 shares, $.01 par value
    Issued and outstanding 14,463,500 shares                $    145     $    145     $    145
  Additional paid-in capital                                  42,334       42,358       42,883
  Retained earnings                                          366,907      362,136      285,746
  Cumulative translation adjustments                            (835)        (847)        (184)
                                                            ----------------------------------
         Total shareholders' investment                     $408,551     $403,792     $328,590
                                                            ----------------------------------
                                                            $767,098     $777,355     $637,141
                                                            ==================================

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except amounts per share)
                                  (Unaudited)


                                                  First Quarter Ended
                                                  --------------------
                                                  Oct. 2      Sept. 26
                                                   1994         1993
                                                  ------      --------
NET SALES                                        $227,845      $198,572

COST OF GOODS SOLD                                188,046       170,376
                                                 --------      --------

     Gross profit on sales                       $ 39,799      $ 28,196

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          22,276        19,847
                                                 --------      --------

     Income from operations                      $ 17,523      $  8,349

INTEREST EXPENSE                                   (2,091)       (2,026)

OTHER INCOME, net                                   3,302         4,198
                                                 --------      --------

     Income before provision
       for income taxes                          $ 18,734      $ 10,521

PROVISION FOR INCOME TAXES                          7,310         4,100
                                                 --------      --------

      Net income before cumulative
        effect of accounting changes             $ 11,424      $  6,421
                                                 --------      --------

CUMULATIVE EFFECT OF ACCOUNTING CHANGES FOR:
    Postretirement health care, net of
      income taxes                               $   -         $(40,232)
    Postemployment benefits, net of
      income taxes                                   -             (672)
    Deferred income taxes                                         8,346
                                                 ---------     --------
                                                 $   -         $(32,558)
                                                 --------      --------
      Net income(loss)                           $ 11,424      $(26,137)
                                                 ========      ========

PER SHARE DATA* -
  Net income before cumulative
    effect of accounting changes                   $  .79         $  .44
  Cumulative effect of accounting changes             -            (2.25)
                                                   ------         ------

      Net income(loss)                             $  .79         $(1.81)
                                                   ======         ======

      Cash dividends                               $  .46         $  .44
                                                   ======         ======

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

                                                       Three Months Ended
                                                  -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:             Oct. 2, 1994   Sept. 26, 1993
                                                  ------------   --------------
  Net income(loss)                                  $ 11,424        $(26,137)
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Cumulative effect of accounting changes,
        net of taxes                                    -             32,558
      Depreciation                                    11,397           9,988
      Gain on disposition of plant and
        equipment                                       (697)         (3,237)
      (Increase)decrease in operating assets -
        Accounts receivable                          (21,250)         (3,430)
        Inventories                                  (51,902)        (20,948)
        Other current assets                           2,227          (1,775)
        Other assets                                     558            (147)
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                (16,137)        (20,643)
        Other liabilities                               (670)          2,696
                                                    --------        --------
            Net cash used by
              operating activities                  $(65,050)       $(31,075)
                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                    $   -           $ 24,585
  Additions to plant and equipment                   (19,282)        (11,399)
  Proceeds received on sale of plant and equipment     1,847           6,093
                                                    --------        --------
      Net cash provided by (used in)
        investing activities                        $(17,435)       $ 19,279
                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayments) on domestic
    and foreign loans                               $  1,791        $ (1,038)
  Dividends                                           (6,653)         (6,364)
  Purchase of common stock for treasury                  (38)           -
  Proceeds received on exercise of stock option           14            -
                                                    --------        --------
      Net cash used in financing activities         $ (4,886)       $ (7,402)
                                                    --------        --------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS              $    (50)       $  1,075
                                                    --------         -------

NET DECREASE IN CASH AND CASH EQUIVALENTS           $(87,421)       $(18,123)

CASH AND CASH EQUIVALENTS, beginning                 221,101          39,501
                                                    --------        --------

CASH AND CASH EQUIVALENTS, ending                   $133,680        $ 21,378
                                                    ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                     $  2,082        $  2,026
                                                    ========        ========
  Income taxes paid                                 $  9,834        $ 11,806
                                                    ========        ========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the Company, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

     On October 19, 1994, shareholders approved a doubling of the authorized common stock shares to 60,000,000. This allows the Company to effect a 2-for-1 stock split previously authorized by the Board of Directors. It is payable on November 14, 1994, to holders of record on October 31, 1994.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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


                             RESULTS OF OPERATIONS
SALES

         Sales increased $29,273,000 or 15% in the current quarter compared to the same quarter in the preceding year. The major factor affecting this improvement was a 12% increase in engine unit shipments between years due to continued high demand resulting from favorable weather and a strong economic climate. An overall sales model mix to lower horsepower, lower selling price engines largely offset modest selling price increases and some step-up sales within the same horsepower category.

         Sales were also favorably impacted by a 22% increase in lock unit shipments and an increase in service sales between quarters.


GROSS PROFIT

         Gross profit increased 41% due to the increase in sales and an improvement in the gross profit rate (as a percentage of sales) from 14% in the preceding year to 17% in the current year. This improvement was primarily a result of spreading fixed overhead over a larger number of engine units. This was partially offset by an 11% increase in aluminum cost, the major raw material in engines, and other increases in manufacturing operating costs. The Company expects to experience similar increases in comparative aluminum costs in future quarters of this fiscal year.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Expenses increased $2,429,000 or 12% between years in this category. This increase is primarily due to earlier recognition of profit sharing expense in fiscal 1995 than in fiscal 1994 because of improved profits on which they are based. The Company also had an increase in pension expense and small increases in most other operating expenses.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OTHER INCOME

         This category decreased $896,000 between years. The previous year contained a $2,800,000 gain on the sale of a facility in Germany and the current year had no similar item. The current year included a $1,200,000 increase in interest income due to a larger amount of investable funds.


PROVISION FOR INCOME TAXES

         This category reflects an effective tax rate of 39% in each year. Management estimates this rate will be in effect for the entire fiscal year.


CUMULATIVE EFFECT OF ACCOUNTING CHANGES

         The preceding fiscal year contained a cumulative effect of accounting changes made at the beginning of the first fiscal quarter. This was the result of adopting Financial Accounting Standards Numbers 106, 112 and 109, which were fully described in the Company's 1994 fiscal year annual report and previous year forms 10-Q. These changes totaled $32,558,000 for the year and will not be repeated in the current or subsequent fiscal years.




                              FINANCIAL CONDITION

         The following comments apply to the change in financial condition of the Company since the preceding fiscal year end in June 1994.

         Combined cash, cash equivalents and short-term investments decreased $87,421,000 since the end of the previous fiscal year for three major reasons:
(1) a $51,902,000 increase in inventories (primarily finished goods) representing goods manufactured ahead of time in anticipation of shipments during the Company's busy season in the second and third fiscal quarters; (2) a $21,250,000 increase in accounts receivable due to extended payment terms and increased sales late in the quarter; and (3) a reduction of $16,137,000 in accounts payable and accrued liabilities due to payment of the accrued profit sharing liability on the fiscal year-end balance sheet.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         Additions to plant and equipment are $7.9 million larger in the current fiscal year than the preceding fiscal year. This is the beginning of previously announced major capital projects which include new engine plants, plant expansions, and a new foundry. The engine plants will be located in Auburn, Alabama; Statesboro, Georgia; and Rolla, Missouri. It is estimated that capital expenditures for these engine plants and plant expansions will total $112,000,000 over a three-year period. The new foundry will be located in Ravenna, Michigan and will total $20,000,000 over a two-year period. Company management intends to finance these expenditures from operating cash flow and available lines of credit.

         As reported in the Annual Report, the Company plans to spin off the lock business to its shareholders in early calendar 1995 as a tax-free dividend.




                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on October 19, 1994, the items of business included a Board of Director proposal to amend the Articles of Incorporation, five shareholder proposals and the election of directors.

(a)      Election of three directors:
                 The following schedule indicates the votes cast for and withheld with respect to each nominee for director.

         Name of Nominee              For                   Withheld
         ---------------              ---                   --------
         John L. Murray*          7,696,764                 170,741
         John S. Shiely*          7,707,403                 160,125
         Charles I. Story*        7,704,310                 163,218
         William P. Dixon           163,938                 175,059

*Nominees who were elected to a three-year term expiring in 1997.

Directors whose term of office continues past the Annual Meeting of
Shareholders include:   Michael E. Batten, Robert H. Eldridge, Peter A.
Georgescu, Clarence B. Rogers, Frederick P. Stratton, Jr. and Elwin J. Zarwell.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(b) Proposal to approve an amendment to the Articles of Incorporation to increase the authorized common stock of the Corporation from 30,000,000 to 60,000,000:
                Out of a total of 11,529,145 votes represented on the proposal, votes were cast as follows: 11,125,456 - For; 365,749 - Against; and 37,940 - Abstain. There were 7,100 broker non-votes.

(c)      Shareholder Proposals:

(c)(1)   Proposal urging declassification of Board of Directors.
                Out of a total of 11,333,084 votes represented on the proposal,
         votes were cast as   follows:  4,838,339 - For;  6,316,818 - Against;
         and 177,927 - Abstain.  There were 203,162 broker non-votes.

(c)(2) Proposal to separate positions of chairperson and chief executive officer and require chairperson to be outside director.
                Out of a total of 11,333,985 votes represented on the proposal, votes were cast as follows: 563,396 - For; 10,392,939 - Against; and 377,650 - Abstain. There were 202,259 broker non-votes.

(c)(3)   Proposal to eliminate change in control agreements.
                Out of a total of 11,333,987 votes represented on the proposal, votes were cast as follows: 1,625,141 - For; 9,341,201 - Against; and 367,645 - Abstain. There were 202,259 broker non-votes.

(c)(4)   Proposal to redeem shareholder rights issued under Rights Agreement.
                Out of a total of 11,333,987 votes represented on the proposal, votes were cast as follows: 4,614,260 - For; 6,626,422 - Against; and 93,305 - Abstain. There were 202,259 broker non-votes.

(c)(5)   Proposal to establish committee of shareholder representatives.
                Out of a total of 11,333,886 votes represented on the proposal, votes were cast as follows: 461,097 - For; 10,810,554 - Against; and 62,235 - Abstain. There were 202,359 broker non-votes.


ITEM 5.  OTHER INFORMATION

         On August 16, 1994, the Board of Directors approved a two-for-one stock split, contingent upon approval by shareholders of an amendment to the Articles of Incorporation to increase the authorized shares of common stock from 30,000,000 to 60,000,000. The proposal to amend the Article III of the Articles of Incorporation to increase the authorized shares was approved by shareholders at the Annual Meeting of Shareholders held on October 19, and the Amendment to the Articles of Incorporation was filed with the Secretary of State of the state of Wisconsin, effective October 31, 1994. The split is payable November 14, 1994 to shareholders of record October 31, 1994.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number           Description
             3.1          Amendment to Article III of Articles of
                          Incorporation, effective October 31, 1994
             3.2          Articles of Incorporation, as amended through October
                          31, 1994
              27          Financial Data Schedule

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the first quarter ended October 2, 1994.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         BRIGGS & STRATTON CORPORATIO
                                 (Registrant)



Date:  November 10, 1994             /s/  R. H. Eldridge
                                    ------------------------------
                                    R. H. Eldridge
                                    Secretary-Treasurer



Date:  November 10, 1994             /s/  J. E. Brenn
                                    ------------------------------
                                    J. E. Brenn
                                    Vice President and Controller

                         BRIGGS & STRATTON CORPORATION

                                 EXHIBIT INDEX



Exhibit
Number                 Description

3.1 Amendment to Article III of Articles of Incorporation, effective October 31, 1994
               (Filed herewith)

3.2            Articles of Incorporation, as amended through October
               31, 1994
               (Filed herewith)

27            Financial Data Schedule
              (Filed herewith)