Form 10-Q
period 1995-01-01
BRIGGS & STRATTON CORP
filed 1995-02-14
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 1, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the transition period from_______________ to _______________


Commission file number 1-1370

                         BRIGGS & STRATTON CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    A Wisconsin Corporation                                                       39-0182330
- ---------------------------------                                     ---------------------------------
(State or other jurisdiction of                                              (I.R.S. Employer
 incorporation or organization)                                              Identification No.)

              12301 West Wirth Street, Wauwatosa, Wisconsin 53222
- --------------------------------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)

                                 414/259-5333
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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




                                                                                                  Outstanding at
                    Class                                                                       February 13, 1995
- ----------------------------------------------------------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                                                          28,927,000 Shares

This report updates the description of the Registrant's Rights Agreement on the Registrant's Registration Statement on Form 8-A filed on January 5, 1990 to register the Rights under Section 12 of the Securities Exchange Act of 1934. See Part II, Item 5 herein.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                                                 Page No.
                                                                                                 --------
         PART I - FINANCIAL INFORMATION

                 Item 1.  Financial Statements:

                          Consolidated Condensed Balance Sheets -
                            January 1, 1995, July 3, 1994 and
                            December 26, 1993                                                           3

                          Consolidated Condensed Statements of Income -
                            Three Months and Six Months Ended
                            January 1, 1995 and December 26, 1993                                       4

                          Consolidated Condensed Statements of Cash Flows -
                            Six Months Ended January 1, 1995 and
                            December 26, 1993                                                           5

                          Notes to Consolidated Condensed Financial
                            Statements                                                                  6

                 Item 2.  Management's Discussion and Analysis of Results
                   of Operations and Financial Condition                                                7


         PART II - OTHER INFORMATION

                 Item 5.  Other Information                                                           10

                 Item 6.  Exhibits and Reports on Form 8-K                                            10


                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)

                      ASSETS
                      ------
                                                    January 1     July 3    December 26
                                                      1995         1994        1993
                                                    ---------    -------    -----------
CURRENT ASSETS:                                    (Unaudited)              (Unaudited)
  Cash and cash equivalents                        $ 10,956     $221,101     $  7,765
  Receivables, net                                  288,973      122,597      261,617
  Inventories -
   Finished products and parts                      109,970       55,847       72,213
   Work in process                                   35,004       27,078       25,154
   Raw materials                                      5,469        2,745        3,988
                                                   ----------------------------------
         Total inventories                         $150,443     $ 85,670     $101,355
  Future income tax benefits                         32,349       32,868       28,732
  Prepaid expenses                                   20,001       20,548       15,535
                                                   ----------------------------------
         Total current assets                      $502,722     $482,784     $415,004
                                                   ----------------------------------
PREPAID PENSION COST                               $  7,873     $  8,681     $  8,069
                                                   ----------------------------------
PLANT AND EQUIPMENT, at cost:                      $692,563     $669,593     $663,563
  Less - Accumulated depreciation and
    unamortized investment tax credit               390,223      383,703      372,669
                                                   ----------------------------------
         Total plant and equipment, net            $302,340     $285,890     $290,894
                                                   ----------------------------------
                                                   $812,935     $777,355     $713,967
                                                   ==================================

                     LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                                 $ 58,798     $ 56,364     $ 54,539
  Domestic notes payable                              1,750         -            -
  Foreign loans                                      21,595       21,323       20,043
  Accrued liabilities                               109,506      119,954      103,655
  Dividends payable                                   7,232         -           6,364
  Federal and state income taxes                     13,571        9,103       12,190
                                                   ----------------------------------
         Total current liabilities                 $212,452     $206,744     $196,791
                                                   ----------------------------------
DEFERRED INCOME TAXES                              $  9,660     $ 12,317     $ 14,834
                                                   ----------------------------------
ACCRUED EMPLOYEE BENEFITS                          $ 15,918     $ 15,423     $ 14,625
                                                   ----------------------------------
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION      $ 65,341     $ 64,079     $ 63,008
                                                   ----------------------------------
LONG-TERM DEBT                                     $ 75,000     $ 75,000     $ 75,000
                                                   ----------------------------------
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000,000 shares, $.01 par value
    Issued and outstanding 28,927,000 shares on
      Jan. 1, 1995, and 14,463,500 shares on
      July 3, 1994 and Dec. 26, 1993               $    289     $    145     $    145
  Additional paid-in capital                         42,059       42,358       42,883
  Retained earnings                                 393,388      362,136      308,019
  Cumulative translation adjustments                 (1,172)        (847)      (1,338)
                                                   ----------------------------------
         Total shareholders' investment            $434,564     $403,792     $349,709
                                                   ----------------------------------
                                                   $812,935     $777,355     $713,967
                                                   ==================================

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except amounts per share)
                                  (Unaudited)

                                             Three Months Ended     Six Months Ended
                                             ------------------     -----------------
                                             Jan. 1     Dec. 26     Jan. 1   Dec. 26
                                              1995       1993        1995      1993
                                             ------     -------     ------    ------
NET SALES                                   $366,717   $328,937   $594,562   $527,509

COST OF GOODS SOLD                           283,193    256,556    471,239    426,932
                                            --------   --------   --------   --------

     Gross profit on sales                  $ 83,524   $ 72,381   $123,323   $100,577

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     26,697     23,792     48,973     43,639
                                            --------   --------   --------   --------

     Income from operations                 $ 56,827   $ 48,589   $ 74,350   $ 56,938

INTEREST EXPENSE                              (2,121)    (2,161)    (4,212)    (4,187)

OTHER INCOME(EXPENSE), net                       557        539      3,859      4,737
                                            --------   --------   --------   --------

     Income before provision
       for income taxes                     $ 55,263   $ 46,967   $ 73,997   $ 57,488

PROVISION FOR INCOME TAXES                    21,550     18,330     28,860     22,430
                                            ---------  --------   --------   --------

      Net income before cumulative
        effect of accounting changes        $ 33,713   $ 28,637   $ 45,137   $ 35,058
                                            --------   --------   --------   --------

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES FOR:
    Postretirement health care, net of
      income taxes                          $   -      $   -      $   -      $(40,232)
    Postemployment benefits, net of
      income taxes                              -          -          -          (672)
    Deferred income taxes                       -          -          -         8,346
                                            --------   --------   --------   --------
                                            $   -      $   -      $   -      $(32,558)
                                            --------   --------   --------   --------
      Net income                            $ 33,713   $ 28,637   $ 45,137   $  2,500
                                            ========   ========   ========   ========
PER SHARE DATA* -
      Net income before cumulative
        effect of accounting changes          $ 1.17     $  .99     $ 1.56     $ 1.21
      Cumulative effect of accounting changes    -          -          -        (1.12)
                                              ------     ------     ------     ------
          Net income                          $ 1.17     $  .99     $ 1.56     $  .09
                                              ======     ======     ======     ======

          Cash dividends                      $  .25     $  .22     $  .48     $  .44
                                              ======     ======     ======     ======

* Based on 28,927,000 shares outstanding. All per share amounts have been adjusted for the 2-for-1 stock split in November 1994.

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Increase(Decrease) in Cash and Cash Equivalents
                           (In thousands of dollars)
                                  (Unaudited)

                                                      Six Months Ended
                                                ------------------------------
                                                 Jan. 1, 1995     Dec. 26, 1993
                                                -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  45,137       $  2,500
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Cumulative effect of accounting changes,
        net of taxes                                     -            32,558
      Depreciation                                     22,662         20,132
      Gain on disposition of plant and
        equipment                                          (7)        (2,493)
      (Increase)decrease in operating assets -
        Accounts receivable                          (166,376)      (136,636)
        Inventories                                   (64,773)       (27,290)
        Other current assets                            1,066         (1,444)
        Other assets                                      808           (467)
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                   3,686         29,459
        Other liabilities                                (900)         3,147
                                                    ----------      --------
            Net cash used by
              operating activities                  $(158,697)      $(80,534)
                                                    ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                    $    -          $ 70,422
  Additions to plant and equipment                    (41,416)       (20,351)
  Proceeds received on sale of plant and equipment      2,032          7,075
                                                    ---------       --------
      Net cash provided by (used in)
        investing activities                        $ (39,384)      $ 57,146
                                                    ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on domestic and
    foreign loans                                   $   2,022       $  4,116
  Dividends                                           (13,885)       (12,728)
  Purchase of common stock for treasury                  (295)          -
  Proceeds received on exercise of stock option           140           -
                                                    ---------       --------
      Net cash used in financing activities         $ (12,018)      $ (8,612)
                                                    ---------       --------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS              $     (46)      $    264
                                                    ---------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS           $(210,145)      $(31,736)

CASH AND CASH EQUIVALENTS, beginning                  221,101         39,501
                                                    ---------       --------

CASH AND CASH EQUIVALENTS, ending                   $  10,956       $  7,765
                                                    =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                     $   4,180       $  4,187
                                                    =========       ========
  Income taxes paid                                 $  26,748       $ 22,704
                                                    =========       ========

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

         On October 19, 1994, shareholders approved a doubling of the authorized common stock shares to 60,000,000. This allowed the Company to effect a 2-for-1 stock split previously authorized by the Board of Directors. The distribution on November 14, 1994 increased the number of shares outstanding from 14,463,500 to 28,927,000. The amount of $145,000 was transferred from the additional paid-in capital account to the common stock account to record this distribution.

         On January 18, 1995, the Board of Directors approved an amendment to the Shareholder Rights Plan to change the termination date of the rights issued under the Plan from January 5, 2000 to July 1, 1996.

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


                             RESULTS OF OPERATIONS
SALES

         Net sales for the second quarter of the current fiscal year increased 11% or $37,780,000 when compared to the same period last year. The major factor effecting this improvement was a 6% increase in the number of engines sold between years because of a strong economy. Other factors adding to the increase were step-up sales within the same horsepower category, increases in sales of higher horsepower engines, and modest selling price increases.

         Although domestic engine sales increased, export sales increased at a greater rate. This was due to timing differences and improving economies in Europe. A large portion of the increased engine sales were sold for industrial application uses, which have a tendency to use larger horsepower engines. Service sales also showed increases in the quarter.

         Lock dollar sales were up 17%, whereas lock unit sales increased 12%. This reflects the continuing trend to higher unit price lock sets in a strong U.S. car and truck industry.

         Sales in the comparable six-month periods ending in December showed most of the same trends as described above, except for export sales, which had a lower first quarter in the current year.

         Inventories of lawn and garden equipment in distribution channels at the end of the 1994 summer selling season were low for the third consecutive year. Economic forecasts continue to be favorable. Equipment manufacturers' outlook continues to be optimistic. The Company's engine orders reflect that optimism, and therefore, if the weather continues to cooperate, the remainder of the year is expected to have higher sales than the preceding year.


GROSS PROFIT

         Gross profit for the second fiscal quarter increased $11,143,000 or 15% when compared to the same quarter last year. This improvement compares to the 11% increase in sales dollars and results from the spreading of fixed costs over a larger number of engine units and improved efficiencies. It was partially offset by a significant increase in aluminum costs, the major raw material in engines, and other increases in manufacturing costs.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         These same factors caused the increase in gross profits of $22,746,000 or 23% when comparing the first six months of fiscal 1995 to the same period in fiscal 1994.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Expenses in this category increased $2,905,000 or 12% when comparing the two second fiscal quarters. This is a result of increases in marketing, advertising and professional services related to increased engine emission work.

         These same factors applied to the six-month comparisons.


INTEREST EXPENSE

         Interest expense did not show any significant changes, both in the quarterly comparison and the six-month comparison. There was a modest increase in the level of foreign borrowings. Average interest was comparable between years.


OTHER INCOME

         This category showed a 3% increase in the quarterly comparison but a 19% decrease in the six-month comparison. The first quarter of last year contained a $2,800,000 gain on the sale of a facility in Germany, with no comparable item in the current year. This amount was reflected in the six-month comparison only. Partially offsetting this loss of income was an increase in interest income in the current year of $1,700,000 due to more investable funds.


PROVISION FOR INCOME TAXES

         This category reflects a 39% tax rate in each of the comparable periods. Management estimates this rate will be in effect for the entire fiscal year.


CUMULATIVE EFFECT OF ACCOUNTING CHANGES

         The preceding fiscal year contained an adjustment for the cumulative effect of accounting changes made at the beginning of the first fiscal quarter. This was the result of adopting Financial Accounting Standards Numbers 106, 112 and 109, which were fully described in the Company's 1994 fiscal year annual report and previous year Forms 10-Q. These net charges totaled $32,558,000 for the year and will not be repeated in the current or subsequent fiscal years.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                              FINANCIAL CONDITION

         The following comments apply to the change in financial condition of the Company since the preceding fiscal year end in June 1994.

         Combined cash and cash equivalents decreased $210,145,000 since the end of the previous fiscal year. $158,697,000 was used by operating activities for the following major reasons: (1) a $166,376,000 increase in accounts receivable due to extended payment terms and increased sales activity late in the second quarter and (2) a $64,773,000 increase in inventories, almost all of which is finished and partly finished inventories, and represents goods manufactured in anticipation of shipment during the Company's busiest season in the third fiscal quarter.

         These amounts were partially offset by the $67,799,000 amount that was generated in operations from net income and depreciation.

         Another major use of cash was the purchase of plant and equipment, which totaled $41,416,000 for the fiscal year. This was $21,065,000 greater than the preceding year and includes initial expenditures for the previously announced major projects which include new engine plants, plant expansions, and a new foundry. The new engine plants will be located in Auburn, Alabama; Statesboro, Georgia; and Rolla, Missouri. It was previously estimated that the incremental capital expenditures for these engine plants and plant expansions will total $112,000,000 over a three-year period. This amount has subsequently been increased by $12,000,000, primarily to reflect more current construction cost estimates at two of the three plants. The new foundry, located in Ravenna, Michigan, is projected to cost $20,000,000 over a two-year period. Company management intends to finance all of these expenditures from operating cash flow and available lines of credit.

         Late in the second fiscal quarter the Company reached an agreement with the union representing most hourly employees in the Milwaukee area plants on a three-year contract that will take effect when the current contract expires July 31, 1995. Supplemental retirement benefits in the new contract will require the company to take a charge of approximately $.30 per share in the fourth fiscal quarter.

         Late last fiscal year the Company announced its intent to spin off the automotive lock business, STRATTEC SECURITY CORPORATION, to its shareholders. Shares of STRATTEC will be distributed on February 27, 1995 to holders of record on February 16, 1995.

         In connection with this spin-off, subsequent to January 1, 1995, the Company has obtained additional debt of $7,000,000. This debt carries a floating interest rate equal to the Federal Funds Rate plus one-half percent and matures on March 1, 1996. It will be assumed by STRATTEC SECURITY CORPORATION as part of the spin-off.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 5.  OTHER INFORMATION

         On January 18, 1995, the Board of Directors approved an amendment to the Shareholder Rights Plan to change the termination date of the rights issued under the Plan from January 5, 2000 to July 1, 1996.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a)      Exhibits.



         Exhibit
         Number                 Description
         ------                 -----------

             4.1          Amendment to Shareholder Rights Plan

              27          Financial Data Schedule

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the second quarter ended January 1, 1995.





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  BRIGGS & STRATTON CORPORATION
                                  -----------------------------
                                          (Registrant)



Date:  February 13, 1995             /s/  R. H. Eldridge
                                  ---------------------------------------
                                  R. H. Eldridge
                                  Secretary-Treasurer

Date:  February 13, 1995             /s/  J. E. Brenn
                                  ----------------------------------------
- -                                 J. E. Brenn
                                  Vice President and Controller



                         BRIGGS & STRATTON CORPORATION

                                 EXHIBIT INDEX



         Exhibit
         Number                      Description
         -------                     -----------
           4.1            Amendment to Shareholder Rights Plan
                          (Filed herewith)

            27            Financial Data Schedule
                          (Filed herewith)
