Form 10-Q
period 1995-04-02
BRIGGS & STRATTON CORP
filed 1995-05-17
CIK 14195

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended April 2, 1995

                                      OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_______________ to _______________


                        Commission file number 1-1370

                        BRIGGS & STRATTON CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     A Wisconsin Corporation                           39-0182330
- --------------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

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


                                                                  Outstanding at
                Class                                             May 16, 1995
- --------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        28,927,000 Shares

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                     INDEX




                                                                                          Page No.
                                                                                          --------

         PART I - FINANCIAL INFORMATION

                 Item 1.  Financial Statements:

                          Consolidated Condensed Balance Sheets -
                            April 2, 1995, July 3, 1994 and
                            March 27, 1994                                                  3

                          Consolidated Condensed Statements of Income -
                            Three Months and Nine Months Ended
                            April 2, 1995 and March 27, 1994                                4

                          Consolidated Condensed Statements of Cash Flows -
                            Nine Months Ended April 2, 1995 and
                            March 27, 1994                                                  5

                          Notes to Consolidated Condensed Financial
                            Statements                                                      6

                 Item 2.  Management's Discussion and Analysis of Results
                          of Operations and Financial Condition                             7


         PART II - OTHER INFORMATION                                                       10


                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (In thousands of dollars)
                  ASSETS
                  ------
                                                     April 2      July 3     March 27
                                                      1995         1994        1994
                                                    ---------    -------     --------
CURRENT ASSETS:                                    (Unaudited)              (Unaudited)
  Cash and cash equivalents                        $114,247     $221,101     $ 92,576
  Short-term investments                               -            -          15,002
  Receivables, net                                  265,432      122,597      237,359
  Inventories -
   Finished products and parts                       87,881       55,847       50,168
   Work in process                                   34,773       27,078       19,705
   Raw materials                                      3,863        2,745        3,636
                                                   ----------------------------------
         Total inventories                         $126,517     $ 85,670     $ 73,509
  Future income tax benefits                         34,479       32,868       29,590
  Prepaid expenses                                   13,746       20,548       15,219
                                                   ----------------------------------
         Total current assets                      $554,421     $482,784     $463,255
                                                   ----------------------------------
PREPAID PENSION COST                               $ 12,406     $  8,681     $  8,316
                                                   ----------------------------------
PLANT AND EQUIPMENT, at cost:                      $670,867     $669,593     $667,961
  Less - Accumulated depreciation and
    unamortized investment tax credit               376,472      383,703      379,366
                                                   ----------------------------------
         Total plant and equipment, net            $294,395     $285,890     $288,595
                                                   ----------------------------------
                                                   $861,222     $777,355     $760,166
                                                   ==================================

           LIABILITIES & SHAREHOLDERS' INVESTMENT
           --------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                 $ 80,248     $ 56,364     $ 49,717
  Domestic notes payable                              1,750         -            -
  Foreign loans                                      24,764       21,323       23,706
  Accrued liabilities                               129,930      119,954      123,142
  Dividends payable                                   7,232         -           6,653
  Federal and state income taxes                     21,487        9,103       11,285
                                                   ----------------------------------
         Total current liabilities                 $265,411     $206,744     $214,503
                                                   ----------------------------------
DEFERRED INCOME TAXES                              $  7,383     $ 12,317     $ 13,967
                                                   ----------------------------------
ACCRUED EMPLOYEE BENEFITS                          $ 15,966     $ 15,423     $ 14,760
                                                   ----------------------------------
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION      $ 63,566     $ 64,079     $ 63,434
                                                   ----------------------------------
LONG-TERM DEBT                                     $ 75,000     $ 75,000     $ 75,000
                                                   ----------------------------------
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000,000 shares, $.01 par value
    Issued and outstanding 28,927,000 shares on
      April 2, 1995, and 14,463,500 shares on
      July 3, 1994 and March 27, 1994              $    289     $    145     $    145
  Additional paid-in capital                         41,775       42,358       42,404
  Retained earnings                                 392,521      362,136      337,075
  Cumulative translation adjustments                   (689)        (847)      (1,122)
                                                   ----------------------------------
         Total shareholders' investment            $433,896     $403,792     $378,502
                                                   ----------------------------------
                                                   $861,222     $777,355     $760,166
                                                   ==================================

The accompanying notes are an integral part of these statements.

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              (In thousands of dollars except amounts per share)
                                  (Unaudited)

                                             Three Months Ended    Nine Months Ended
                                             ------------------    ------------------
                                             April 2   March 27    April 2  March 27
                                              1995       1994        1995     1994
                                             -------   --------    -------  ---------
NET SALES                                   $450,163  $386,196  $1,044,725  $913,705

COST OF GOODS SOLD                           344,725   303,223     815,964   730,155
                                            --------  --------  ----------  --------

     Gross profit on sales                  $105,438  $ 82,973  $  228,761  $183,550

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     27,742    24,169      76,715    67,808
                                            ---------  -------  ----------  --------

     Income from operations                 $ 77,696  $ 58,804  $  152,046  $115,742

INTEREST EXPENSE                              (2,195)   (2,148)     (6,407)   (6,335)

OTHER INCOME(EXPENSE), net                     2,100     1,863       5,959     6,600
                                            --------  --------  ----------  --------
     Income before provision
       for income taxes                     $ 77,601  $ 58,519  $  151,598  $116,007

PROVISION FOR INCOME TAXES                    30,270    22,810      59,130    45,240
                                            --------  --------  ----------  --------
      Net income before cumulative
        effect of accounting changes        $ 47,331  $ 35,709  $   92,468  $ 70,767
                                            --------  --------  ----------  --------
CUMULATIVE EFFECT OF ACCOUNTING
  CHANGES FOR:
    Postretirement health care, net of
      income taxes                          $   -     $   -     $    -      $(40,232)
    Postemployment benefits, net of
      income taxes                              -         -          -          (672)
    Deferred income taxes                       -         -          -         8,346
                                            --------  --------  ----------  --------
                                            $   -     $   -     $    -      $(32,558)
                                            --------  --------  ----------  --------
      Net income                            $ 47,331  $ 35,709  $   92,468  $ 38,209
                                            ========  ========  ==========  ========
PER SHARE DATA* -
      Net income before cumulative
        effect of accounting changes          $ 1.64    $ 1.23      $ 3.20    $ 2.45
      Cumulative effect of accounting changes    -         -           -       (1.13)
                                              ------    ------      ------    ------
          Net income                          $ 1.64    $ 1.23      $ 3.20    $ 1.32
                                              ======    ======      ======    ======
          Cash dividends                      $  .25    $  .23      $  .73    $  .67
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

                                                        Nine Months Ended
                                                  ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:             April 2, 1995   March 27, 1994
                                                  -------------   --------------
  Net income                                        $  92,468       $ 38,209
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Cumulative effect of accounting changes,
        net of taxes                                     -            32,558
      Depreciation                                     33,848         31,489
      (Gain)Loss on disposition of plant and
        equipment                                         608         (2,208)
      (Increase)decrease in operating assets -
        Accounts receivable                          (160,191)      (112,378)
        Inventories                                   (48,596)           556
        Other current assets                           (5,053)        (1,986)
        Other assets                                    1,252           (714)
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                  59,825         43,508
        Other liabilities                              (2,004)         2,841
                                                    ---------       --------
            Net cash provided(used) by
              operating activities                  $ (27,843)       $ 31,875
                                                    ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term investments                    $    -           $ 55,420
  Additions to plant and equipment                    (70,709)        (29,821)
  Proceeds received on sale of plant and equipment      2,075           7,115
  Decrease in cash due to spin-off of lock business      (174)           -
                                                    ---------        --------
      Net cash provided(used) by investing
        activities                                  $ (68,808)       $ 32,714
                                                    ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on domestic and
    foreign loans                                   $  12,191        $  7,779
  Dividends                                           (21,117)        (19,381)
  Purchase of common stock for treasury                  (784)           (717)
  Proceeds from exercise of stock options                 345             238
                                                    ---------        --------
      Net cash used by financing activities         $  (9,365)       $(12,081)
                                                    ---------        --------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS              $    (838)       $    567
                                                    ---------        --------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS $(106,854)       $ 53,075

CASH AND CASH EQUIVALENTS, beginning                  221,101          39,501
                                                    ---------        --------
CASH AND CASH EQUIVALENTS, ending                   $ 114,247        $ 92,576
                                                    =========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                     $   6,351        $  6,335
                                                    =========        ========
  Income taxes paid                                 $  53,271        $ 48,169
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

         On February 27, 1995, the Company spun off its lock business to its shareholders as a tax-free distribution. This spin-off was accomplished by distributing shares in a newly created corporation on the basis of one share in the new corporation for each five shares of Briggs & Stratton Corporation stock. The newly created corporation, STRATTEC SECURITY CORPORATION, is publicly traded. This distribution was not accounted for as a discontinued business because the amounts were not material, and thus there were no restatements of prior period financial statements.

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


                             RESULTS OF OPERATIONS

SALES

         Net sales for the third quarter of fiscal 1995 increased 17% or $63,967,000 over the same quarter in the preceding year. The primary reason for this change was a 16% increase in the number of engines sold as a result of outdoor power equipment manufacturers building inventory for the spring selling season at a rate greater than last year because of the strong economy. A small portion of the sales increase is due to modest selling price increases and step-up sales within the same horsepower category, offset in part by the negative impact of a slight shift in the product mix to lower horsepower, lower selling price engines.

         Improving economies in Europe caused a larger increased rate in export sales than in domestic sales. Service sales also had large increases between years driven by improvements in service engine unit volumes resulting from better product availability.

         Lock unit shipments declined because the lock business was spun off to the shareholders after two of the three months in the quarter.

         Net sales for the nine months ended March 1995 increased 14% to $1,044,725,000. Engine unit shipments increased 11%. The items described above all had a positive effect on the increased sales. Product mix also had a favorable effect on sales because of the heavier sales of greater horsepower engines in the first two quarters.

         The U.S. economy is reasonably strong, but the weather has been less favorable than last year. The optimism of retailers varies as each weekend's sales are reported. Equipment manufacturers, most of whom have large inventories, have become cautious. Thus, Company management believes it likely that engine shipments for the fourth fiscal quarter will be less than for last year's fourth fiscal quarter.


GROSS PROFIT

         Gross profit increased 27% or $22,465,000 between years, primarily as a result of the increase in volume described previously. This resulted from the spreading of fixed costs over a larger number of engine units. This improvement was partially offset by a significant increase in aluminum costs which is the major raw material in engines.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         The same factors caused the increase in gross profit of 25% in the nine-month comparison.

         In December 1994, the Company reached an agreement with the union representing most hourly employees in the Milwaukee area plants on a three-year contract that will take effect when the current contract expires July 31, 1995. Supplemental retirement benefits in the new contract will require the Company to take a charge of approximately $.30 per share in the fourth fiscal quarter.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Expenses in this category increased $3,573,000 or 15% when comparing the two third fiscal quarters. This resulted from increases in professional services related to increased engine emission work and marketing and advertising expenses. These same factors effected the 13% increase in the nine-month comparison.


INTEREST EXPENSE

         This expense did not show any significant change between years. The Company maintained the same debt structure throughout the fiscal year and no additional domestic short-term borrowing was required.


OTHER INCOME

         This category showed a 13% increase in the quarterly comparison and a 10% decrease in the nine-month comparison. An increase in interest income had a positive effect on both periods and was due to the presence of more investable funds. Offsetting the interest income increase in the nine-month comparison was the absence of a $2,800,000 gain on the sale of a facility in Germany in the first quarter of fiscal 1994.


PROVISION FOR INCOME TAXES

         This category contains a 39% tax rate in each of the comparable periods. Management estimates this rate will be in effect for the entire fiscal year.

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

         Combined cash, cash equivalents and short-term investments decreased $106,854,000 since the end of the previous fiscal year. The sum of $27,843,000 was used by operating activities. The primary reasons for this are: (1) a $160,191,000 increase in accounts receivable due to extended payment terms and increased sales activity in the current year third quarter; (2) a $48,596,000 increase in inventories in the finished and partly finished categories which represent goods manufactured to be sold in the last quarter of this fiscal year and in the next fiscal year. This increase resulted from actual demand being lower than anticipated demand. Offsetting these were seasonal increases in accounts payable of $59,825,000 and funds generated totaling $126,316,000 through net income and non-cash depreciation charges.

         Another major use of cash during the fiscal year was for the purchase of plant and equipment which totaled $70,709,000. This was $40,888,000 greater than the preceding year and includes initial expenditures for the previously announced major projects which include new engine plants, plant expansions, and a new foundry. The new engine plants will be located in Auburn, Alabama; Statesboro, Georgia; and Rolla, Missouri. It was previously estimated that the incremental capital expenditures for these engine plants and plant expansions will total $112,000,000 over a three-year period. This amount has subsequently been increased by $12,000,000, primarily to reflect more current construction cost estimates at two of the three plants. The new foundry, located in Ravenna, Michigan, is projected to cost $20,000,000 over a two-year period. Company management intends to finance all of these expenditures from operating cash flow and available lines of credit.

         On February 27, 1995, the Company spun off its lock business to its shareholders as described in the Notes to the Financial Statements contained elsewhere in this report. This spin-off resulted in a charge of $40,966,000 to the retained earnings account representing the net assets in the spin-off. Included in the items spun off was $7,000,000 of debt due on March 1, 1996, which was assumed by the spun-off company--STRATTEC SECURITY CORPORATION.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits.

         Exhibit
         Number           Description
         -------          -----------
           10.9           Release and Settlement Agreement

           27             Financial Data Schedule


 (b)     Reports on Form 8-K.

         On March 2, 1995 the Company filed a report on Form 8-K for the purpose of reporting the distribution on February 27, 1995 of all of the outstanding shares of common stock, without consideration, of STRATTEC SECURITY CORPORATION to the holders of Briggs & Stratton Corporation common stock of record as of the close of business on February 16, 1995.





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


                           BRIGGS & STRATTON CORPORATION
                           -----------------------------
                                  (Registrant)



Date:  May 16, 1995        /s/  R. H. Eldridge
                           ----------------------------------------------------
                           R. H. Eldridge
                           Executive Vice President & Chief Financial Officer,
                           Secretary-Treasurer



Date:  May 16, 1995        /s/  J. E. Brenn
                           ----------------------------------------------------
                           J. E. Brenn
                           Vice President and Controller

                         BRIGGS & STRATTON CORPORATION

                                 EXHIBIT INDEX



         Exhibit
         Number           Description
         ------           -----------

           10.9           Release and Settlement Agreement
                          (Filed herewith)

           27             Financial Data Schedule
                          (Filed herewith)