Form 10-K
period 1995-07-02
BRIGGS & STRATTON CORP
filed 1995-09-28
CIK 14195

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (Mark One)
   [ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended    JULY 2, 1995
                                         OR

   [   ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from _________ to ___________

Commission file number 1-1370

                         BRIGGS & STRATTON CORPORATION
                     (Exact name of registrant as specified in its charter)

           A Wisconsin Corporation                         39-0182330
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

        12301 WEST WIRTH STREET
        WAUWATOSA, WISCONSIN                                  53222
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     414-259-5333

Securities registered pursuant to Section 12(b) of the Act:


       Title of Each Class                      Name of Each Exchange on Which Registered
       -------------------                      -----------------------------------------
Common Stock (par value $0.01 per share)               New York Stock Exchange
   Common Share Purchase Rights                        New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:    NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X    No______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [     ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,074,139,000 based on the reported last sale price of such securities as of September 8, 1995.

Number of Shares of Common Stock Outstanding at September 8, 1995:   28,927,000.


                     DOCUMENTS INCORPORATED BY REFERENCE


                                        Part of Form 10-K Into Which Portions
      Document                              of Document are Incorporated
      --------                          ------------------------------------
   Annual Report to Shareholders
    for year ended July 2, 1995              Parts I (Item 1) and II

Proxy Statement for Annual Meeting
       on October 18, 1995                            Part III

The Exhibit Index is located on page 11.

                               TABLE OF CONTENTS



                                    PART I
                                    ------

Item                                                                                                  Page
----                                                                                                  ----
  1.    Business                                                                                        1

  2.    Properties                                                                                      3

  3.    Legal Proceedings                                                                               3

  4.    Submission of Matters to a Vote of Security Holders                                             3

        Executive Officers of the Registrant                                                            4


                                    PART II
                                    -------

  5.    Market for the Registrant's Common Equity and Related Stockholder Matters                       6

  6.    Selected Financial Data                                                                         6

  7.    Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                         6

  8.    Financial Statements and Supplementary Data                                                     6

  9.    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                          6


                                    PART III
                                    --------

 10.    Directors and Executive Officers of the Registrant                                              6

 11.    Executive Compensation                                                                          6

 12.    Security Ownership of Certain Beneficial Owners and Management                                  6

 13.    Certain Relationships and Related Transactions                                                  6


                                    PART IV
                                    -------

 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                7

        Signatures                                                                                      8


                                     PART I


Item 1.      Business


Basic Business

Briggs & Stratton Corporation is the world's largest producer of air cooled gasoline engines for outdoor power equipment. The Company designs, manufactures, markets and services these products for original equipment manufacturers worldwide. For many years, the Company was also the world's largest producer of locks for automobiles and trucks. On February 27, 1995, this automotive lock business was spun off to shareholders. For fiscal 1995, engines, parts and related products accounted for 95% of sales. These engines were air cooled aluminum alloy gasoline engines ranging from 3 through 20 horsepower. The remaining 5% of sales was provided by Briggs & Stratton Technologies, the former lock division.

Engines

In fiscal 1995, approximately 84% of original equipment gasoline engine sales were to manufacturers of lawn and garden equipment; approximately 16% were to manufacturers of other powered equipment, primarily for the construction industry and for agriculture. In the United States and Canada, engine sales are primarily made directly to original equipment manufacturers.

Sales to the Company's largest engine customer, MTD Products Inc., were 18% of total sales in fiscal 1995. Sales to its second largest customer, Tomkins PLC, were 14% of sales and sales to its third largest customer, A B Electrolux, were 12% of sales. Under purchasing plans available to all gasoline engine customers, the Company normally enters into annual engine supply agreements with these producers of end products powered by the Company's gasoline engines. Company management has no reason to anticipate a change from the continuation of this practice or in its historical business relationships with these companies.

The major domestic competitors of the Company in engine manufacturing are Tecumseh Products Company, Kohler Co., Kawasaki Heavy Industries, Ltd., Honda Motor Co., Ltd. and Onan Corporation. Also, two domestic lawn mower manufacturers, Toro Co. under its Lawn-Boy brand and Honda, manufacture their own engines. Eight Japanese small engine manufacturers, of which Honda and Kawasaki are the largest, are worldwide competitors not only in the sale of engines, but end products as well. Tecnamotor S.p.A., located in Italy and owned by Tecumseh, is a major competitor in Europe. Major areas of competition from all engine manufacturers are product quality, price, timely delivery and service. The Company believes its product quality and service reputation have given it the strong brand name identification it enjoys.

Servicing of all the Company's gasoline engine products is done by a network of over 35,000 independent service parts distribution and repair outlets in the United States and Canada and many foreign countries.

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

General

The Company manufactures a majority of the components used in its products and purchases the balance of its requirements. The Company manufactures its own ductile and grey iron castings, aluminum die castings and a high percentage of other major components, such as carburetors and ignition systems. The Company also purchases certain finished standard commercial parts such as piston rings, spark plugs, valves, zinc die castings and plastic components, some stampings and screw machine parts and smaller quantities of other components. Raw material purchases are for aluminum, steel, and brass. The Company believes its sources of supply are adequate.

The Company holds certain patents on features incorporated in its products; however, the success of the Company's business is not considered to be primarily dependent upon patent protection. Licenses, franchises and concessions are not a material factor in the Company's business. For the years ending July 2, 1995, July 3, 1994 and June 27, 1993, the Company spent approximately $13,112,000, $12,520,000 and $10,411,000, respectively, on
Company sponsored research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by the Company during the fiscal year was 8,584. Employment ranged from a low of 6,958 in June 1995 to a high of 9,506 in January 1995.

Financial Information About Industry Segments

Financial information about industry segments appears in Note 3 of the Notes to Consolidated Financial Statements in the 1995 Annual Report to Shareholders and is incorporated herein by reference.

Export Sales

Export sales for fiscal 1995 were $312,234,000 (23% of total sales), for fiscal 1994 were $264,866,000 (21% of total sales) and for fiscal 1993 were $249,610,000 (22% of total sales). These sales were principally to customers in European countries.

Item 2.      Properties

The corporate offices as well as the Company's largest engine manufacturing facility are located in Wauwatosa, Wisconsin, a suburb of Milwaukee. Three other facilities located in the Milwaukee metropolitan area are used for production, warehousing and distribution of engines and engine parts. These are owned facilities containing approximately 3,232,000 square feet of office, warehouse and production area. Engines also are manufactured at a 295,000 square foot owned facility in Murray, Kentucky and a 236,000 square foot owned facility in Poplar Bluff, Missouri.

The Company has four plants under construction. These are located in Rolla, Missouri; Auburn, Alabama; Statesboro, Georgia and Ravenna, Michigan. The plants, when completed in fiscal 1996, will allow the Company to better serve its customers through added capacity and closer proximity to customer assembly plants.

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

The Company leases 173,000 square feet of space to house its European warehouse in the Netherlands and its foreign sales and service operations in Australia, Canada, France, Germany, New Zealand, Sweden, Switzerland and the United Kingdom.

Item 3.      Legal Proceedings

There are no pending legal proceedings that are required to be reported under this item.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended July 2, 1995.

Executive Officers of the Registrant



          Name, Age, Position                            Business Experience for Past Five Years
          -------------------                            ---------------------------------------
FREDERICK P. STRATTON, JR., 56                       Mr. Stratton was elected to the position of
Chairman and Chief Executive Officer                 Chief Executive Officer in May 1977 and
(1)(2)(3)                                            Chairman in November 1986. He also served
                                                     in the position of President from January 1992
                                                     to August 1994.

JOHN S. SHIELY, 43                                   Mr. Shiely was elected to his current position
President and Chief Operating Officer(1)             in August 1994 after serving as Executive Vice
                                                     President - Administration since November 1991.
                                                     He joined the Company in June 1986 as General
                                                     Counsel and served as Vice President and General
                                                     Counsel from November 1990 to November 1991.

ROBERT H. ELDRIDGE, 57                               Mr. Eldridge was elected to his current position
Executive Vice President and                         effective April 1995. He has served as Secretary -
Chief Financial Officer,                             Treasurer since January 1984.
Secretary - Treasurer(1)

MICHAEL D. HAMILTON, 53                              Mr. Hamilton was elected to his present position
Executive Vice President -                           effective June 1989.
Sales and Service

JAMES A. WIER, 52                                    Mr. Wier was elected to his current position in
Executive Vice President - Operations                April 1989.

ERIK ASPELIN, 54                                     Mr. Aspelin assumed his current position in
Vice President - Distribution                        July 1989.
Sales and Service

JAMES E. BRENN, 47                                   Mr. Brenn was elected to his current position in
Vice President and Controller                        November 1988.

RICHARD J. FOTSCH, 40                                Mr. Fotsch was elected an executive officer
Vice President; General Manager -                    in May 1993 after serving the Small Engine
Small Engine Division                                Division as General Manager from July 1989
                                                     to July 1990 and as Vice President and
                                                     General Manager from July 1990 to May 1993.



HUGO A. KELTZ, 47                        Mr. Keltz was elected an executive officer in May 1992
Vice President - International           after serving as Vice President - International since
                                         June 1991.  He served as Regional Director - Europe
                                         from November 1989 to June 1991.

PAUL M. NEYLON, 48                       Mr. Neylon was elected an executive officer in May 1993,
Vice President; General Manager -        after serving the Vanguard Division as Vice President
Vanguard Division                        and General Manager since November 1991. He previously
                                         served the Castings Division as Vice President and General
                                         Manager from July 1990 to November 1991.

STEPHEN H. RUGG, 48                      Mr. Rugg was elected to his current position in
Vice President - Sales and Marketing     November 1988.

THOMAS R. SAVAGE, 47                     Mr. Savage was elected to his current position in
Vice President - Administration          November 1994 after serving as General Counsel since
and General Counsel                      joining the Company in April 1992. He held the position
                                         of Vice President, Secretary and General Counsel at Sta-
                                         Rite Industries, Inc., a manufacturer of pumps and other
                                         fluids-handling equipment and controls, from 1984 to 1992.


GREGORY D. SOCKS, 46                     Mr. Socks was elected an executive officer in May 1993
Vice President; General Manager -        after serving the Large Engine Division as General
Large Engine Division                    Manager from August 1989 to July 1990 and Vice President
                                         and General Manager from July 1990 to May 1993.

GERALD E. ZITZER, 48                     Mr. Zitzer was elected to his current position in
Vice President - Human Resources         November 1988.

(1) Officer is also a Director of the Company.

(2) Member of Executive Committee.

(3) Member of Planning Committee.

Officers are elected annually and serve until their successors are elected and qualify.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Information required by this Item is incorporated by reference to "Quarterly Financial Data, Dividend and Market Information" on page 31 of the 1995 Annual Report to Shareholders.


Item 6.  Selected Financial Data

Information required by this Item appears under the heading "Ten Year Comparisons" on pages 32 and 33 of the 1995 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of results of operations and financial condition of the Company appears on pages 28 through 30 of the 1995 Annual Report to Shareholders and is incorporated by reference in this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference from the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 12 through 25 and page 31 of the 1995 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not changed independent accountants in the last two years.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information pertaining to directors is incorporated herein by reference from pages 2 and 3 of the Company's 1995 Annual Meeting Proxy Statement dated September 11, 1995. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this Form 10-K. Information required by Item 405 of Regulation S-K is incorporated by reference from page 6 of the Company's 1995 Annual Meeting Proxy Statement.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled Election of Directors on page 2, the final two paragraphs of the Nominating and Salaried Personnel Committee Report on Executive Compensation found on page 11 and the Executive Compensation section found on pages 12-16 of the Company's 1995 Annual Meeting Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from pages 5 and 6 of the Company's 1995 Annual Meeting Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from pages 4 and 18 of the Company's 1995 Annual Meeting Proxy Statement.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:

                                                                                    Page Reference
                                                                             ---------------------------
                                                                                               1995
                                                                                           Annual Report
                                                                               1995             to
                                                                             Form 10-K      Shareholders
                                                                             ---------      ------------
    1.   Financial Statements

             Consolidated Balance Sheets,
              July 2, 1995 and July 3, 1994                                                      13*

             For the Years Ended July 2, 1995,
              July 3, 1994 and June 27, 1993:

              Consolidated Statements of Income and
               Shareholders' Investment                                                        12*, 14*

              Consolidated Statements of Cash Flow                                               15*

              Notes to Consolidated Financial Statements                                        16-25*

             Report of Independent Public Accountants                                            27*

      *  Incorporated herein by reference to the Registrant's 1995 Annual Report to
         Shareholders for the fiscal year ended July 2, 1995.

    2.   Financial Statement Schedules

             Report of Independent Public Accountants                            9

             Schedule II - Valuation and Qualifying
               Accounts                                                          10

         All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

         The individual financial statements of the Registrant have been omitted since the Registrant is primarily an operating company and the subsidiaries included in the consolidated statements are wholly owned.

    3.   Exhibits

         See Exhibit Index on page 11 of this report, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit
         Number.


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BRIGGS & STRATTON CORPORATION

                                         By  /s/ R. H. Eldridge
                                           --------------------------
                                                 R. H. Eldridge
September 20, 1995                         Executive Vice President and
                                    Chief Financial Officer, Secretary-Treasurer
--------------------------------------------------------------------------------

                              POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederick P. Stratton, Jr. and Robert H. Eldridge, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        /s/ F. P. Stratton, Jr.                                                   /s/ John L. Murray
--------------------------------------                                  --------------------------------------
F.P. Stratton, Jr.  September 20, 1995                                  John L. Murray      September 20, 1995
Chairman and Chief Executive Officer and                                Director
Director (Principal Executive Officer)

        /s/ R. H. Eldridge                                                        /s/ C. B. Rogers, Jr.
--------------------------------------                                  --------------------------------------
Robert H. Eldridge  September 20, 1995                                  C. B. Rogers, Jr.   September 20, 1995
Executive Vice President and                                            Director
Chief Financial Officer, Secretary-Treasurer
and Director (Principal Financial Officer)

        /s/ James E. Brenn                                                        /s/ John S. Shiely
--------------------------------------                                  --------------------------------------
James E. Brenn      September 20, 1995                                  John S. Shiely      September 20, 1995
Vice President and Controller                                           President and Chief Operating Officer and
(Principal Accounting Officer)                                          Director

        /s/ Michael E. Batten                                                     /s/ Charles I. Story
--------------------------------------                                  --------------------------------------
Michael E. Batten   September 20, 1995                                  Charles I. Story    September 20, 1995
Director                                                                Director

        /s/ Peter A. Georgescu                                                    /s/ Elwin J. Zarwell
--------------------------------------                                  --------------------------------------
Peter A. Georgescu  September 20, 1995                                  Elwin J. Zarwell    September 20, 1995
Director                                                                Director


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in the Briggs & Stratton Corporation Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated July 28, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                                   ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin,
July 28, 1995.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS





                                                          Provision
                                       Balance at          Charged                         Balance at
                                       Beginning          to Profit                          End of
   Description                         of Period          and Loss         Payments          Period
   -----------                         ---------          --------         --------          ------
Year Ended June 27, 1993
------------------------
   Estimated warranty
     expense to be incurred          $25,828,000       $23,523,000       $21,033,000      $28,318,000
                                     ===========       ===========       ===========      ===========

Year Ended July 3, 1994
-----------------------

   Estimated warranty
     expense to be incurred          $28,318,000       $23,694,000       $22,212,000      $29,800,000
                                     ===========       ===========       ===========      ===========

Year Ended July 2, 1995
-----------------------

   Estimated warranty
     expense to be incurred          $29,800,000       $26,049,000       $25,496,000      $30,353,000
                                     ===========       ===========       ===========      ===========

                         BRIGGS & STRATTON CORPORATION

                                 EXHIBIT INDEX
                         1995 ANNUAL REPORT ON FORM 10-K



Exhibit
Number                               Description
------                               -----------
 3.1         Articles of Incorporation.
                (Filed as Exhibit 3.2 to the Company's Report on Form 10-Q for the quarter ended October 2, 1994, and incorporated by reference herein.)

 3.2         Bylaws.
                (Filed as Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated
                October 12, 1992 and incorporated by reference herein.)

 4.1         Rights Agreement dated as of December 20, 1989, between Briggs & Stratton
             Corporation and First Wisconsin Trust Company which includes the form of
             Right Certificate as Exhibit A and the Summary of Rights to Purchase
             Common Shares as Exhibit B.
                (Filed as Exhibit 1 to the Company's Report on Form 8-K dated December 20,
                1989 and incorporated by reference herein.)

 4.2         Amendment to Rights Agreement.
                (Filed as Exhibit 4.1 to the Company's Report on Form 10-Q for the quarter ended January 2, 1995, and incorporated by reference herein.)

 4.3         Certificate of Adjustment to the Rights Agent concerning Briggs & Stratton
             Corporation Shareholders Rights Plan.
                (Filed herewith.)

 4.4         Certificate of Adjustment to the Rights Agent concerning Briggs & Stratton
             Corporation Shareholders Rights Plan. (Second Adjustment)
                (Filed herewith.)

10.0*        Forms of Officer Employment Agreements.
                (Filed as Exhibit 10.0 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.1*        Survivor Annuity Plan.
                (Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1986 and incorporated by reference herein.)

10.2*        Supplemental Retirement Program.
                (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated by reference herein.)

10.3(a)*     Economic Value Added Incentive Compensation Plan.
                (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.3(b)*     Economic Value Added Incentive Compensation Plan, as amended and restated
             effective April 18, 1995.
                (Filed herewith.)

10.4*        Form of Change of Control Employment Agreements.
                (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.5(a)*     Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees upon the occurrence of a change in control.
                (Filed herewith.)


Exhibit
Number                                      Description
------                                      -----------
10.5(b)*        Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees.
                  (Filed herewith.)

10.6*           Stock Incentive Plan.
                  (Filed as Exhibit A to the Company's 1993 Annual Meeting Proxy Statement,
                  which was filed as Exhibit 100A to the Company's Annual Report on Form 10-K
                  for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.7(a)*        Leveraged Stock Option Program.
                  (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.7(b)*        Amendment to Leveraged Stock Option Program.
                  (Filed herewith.)

10.8*           Deferred Compensation Agreement.
                  (Filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for fiscal year ended July 3, 1994.)

10.9*           Amended Deferred Compensation Agreement for Fiscal 1995.
                  (Filed herewith.)

10.10*          Deferred Compensation Agreement for Fiscal 1996.
                  (Filed herewith.)

13              Annual Report to Shareholders for Year Ended July 2, 1995.
                  (Filed herewith solely to the extent specific portions thereof are incorporated herein by reference.)

21              Subsidiaries of the Registrant.
                  (Filed herewith.)

23              Consent of Independent Public Accountants.
                  (Filed herewith.)

24              Power of Attorney
                  (Included in the Signatures Page of this report.)

27              Financial Data Schedule
                  (Filed herewith.)


---------------
* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.