Form 10-Q
period 1995-10-01
BRIGGS & STRATTON CORP
filed 1995-11-13
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 1, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________ to _______________


Commission file number 1-1370

                         BRIGGS & STRATTON CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    A Wisconsin Corporation                              39-0182330
------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

              12301 West Wirth Street, Wauwatosa, Wisconsin 53222
------------------------------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)

                                 414/259-5333
------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
              Class                                        November 3, 1995
------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                    28,927,000 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                             Page No.
                                                                             --------

      PART I - FINANCIAL INFORMATION
           Item 1.  Financial Statements:

                Consolidated Condensed Balance Sheets -
                  October 1, 1995, July 2, 1995 and
                  October 2, 1994                                               3

                Consolidated Condensed Statements of Income -
                  Three Months Ended October 1, 1995 and
                  October 2, 1994                                               4

                Consolidated Condensed Statements of Cash Flows -
                  Three Months Ended October 1, 1995 and
                  October 2, 1994                                               5

                Notes to Consolidated Condensed Financial
                  Statements                                                    6

           Item 2.  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                       7


      PART II - OTHER INFORMATION

           Item 4.  Submission of Matters to a Vote of Security Holders         9

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)

                                     ASSETS
                                     ------

                                                     Oct. 1       July 2      Oct. 2
                                                      1995         1995        1994
                                                    ---------    -------     --------
CURRENT ASSETS:                                    (Unaudited)              (Unaudited)
  Cash and cash equivalents                        $ 37,019     $170,648     $133,680
  Receivables, net                                  118,098       94,116      143,847
  Inventories -
   Finished products and parts                      157,873       96,540      102,958
   Work in process                                   42,035       40,107       29,823
   Raw materials                                      5,257        4,027        4,791
                                                   ----------------------------------
         Total inventories                         $205,165     $140,674     $137,572
  Future income tax benefits                         30,599       31,376       32,497
  Prepaid expenses                                   15,182       16,516       18,692
                                                   ----------------------------------
         Total current assets                      $406,063     $453,330     $466,288
                                                   ----------------------------------
PREPAID PENSION COST                               $   -        $   -        $  8,123
                                                   ----------------------------------
DEFERRED INCOME TAX ASSET                          $  4,076     $  1,866         -
                                                   ----------------------------------
PLANT AND EQUIPMENT, at cost:                      $751,496     $726,331     $679,786
  Less - Accumulated depreciation and
    unamortized investment tax credit               384,976      383,034      387,099
                                                   ----------------------------------
         Total plant and equipment, net            $366,520     $343,297     $292,687
                                                   ----------------------------------
                                                   $776,659     $798,493     $767,098
                                                   ==================================

            LIABILITIES & SHAREHOLDERS' INVESTMENT
            -----------   ------------  ----------

CURRENT LIABILITIES:
  Accounts payable                                 $ 60,672     $ 63,913     $ 60,799
  Domestic notes payable                             10,000        6,750        1,750
  Foreign loans                                      17,513       19,653       21,364
  Accrued liabilities                                90,729      108,817       94,145
  Dividends payable                                   7,521         --          6,653
  Federal and state income taxes                     (2,108)      (1,878)       7,687
                                                   ----------------------------------
         Total current liabilities                 $184,327     $197,255     $192,398
                                                   ----------------------------------
DEFERRED INCOME TAX LIABILITY                      $   --        $   --      $ 11,038
                                                   ----------------------------------
ACCRUED EMPLOYEE BENEFITS                          $ 16,851     $ 16,447     $ 15,644
                                                   ----------------------------------
ACCRUED PENSION COST                               $  2,021     $  1,606         --
                                                   ----------------------------------
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION      $ 69,615     $ 68,707     $ 64,467
                                                   ----------------------------------
LONG-TERM DEBT                                     $ 75,000     $ 75,000     $ 75,000
                                                   ----------------------------------
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000,000 shares, $.01 par value
    Issued and outstanding 28,927,000 shares on
      October 1, 1995 and July 2, 1995, and
      14,463,500 shares on October 2, 1994         $    289     $    289     $    145
  Additional paid-in capital                         41,672       41,698       42,334
  Retained earnings                                 386,806      397,627      366,907
  Cumulative translation adjustments                     78         (136)        (835)
                                                   ----------------------------------
         Total shareholders' investment            $428,845     $439,478     $408,551
                                                   ----------------------------------
                                                   $776,659     $798,493     $767,098
                                                   ==================================

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except amounts per share)
                                  (Unaudited)




                                                    First Quarter Ended
                                                   ---------------------
                                                   Oct. 1         Oct. 2
                                                    1995           1994
                                                  --------        ------
NET SALES                                         $189,477       $227,845

COST OF GOODS SOLD                                 170,336        188,046
                                                  --------       --------

     Gross profit on sales                        $ 19,141       $ 39,799

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           24,483         22,276
                                                  --------       --------

     Income(Loss) from operations                 $ (5,342)      $ 17,523

INTEREST EXPENSE                                    (2,057)        (2,091)

OTHER INCOME, net                                    2,079          3,302
                                                  --------       --------

     Income(Loss) before provision
       for income taxes                           $ (5,320)      $ 18,734

PROVISION(CREDIT) FOR INCOME TAXES                  (2,020)         7,310
                                                  --------       --------

     Net income(loss)                             $ (3,300)      $ 11,424
                                                  ========       ========

PER SHARE DATA* -

          Net income(loss)                          $ (.11)        $  .39
                                                    ======         ======

          Cash dividends                            $  .26         $  .23
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


                                                        Three Months Ended
                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:              Oct. 1, 1995    Oct. 2, 1994
                                                   ------------    ------------
  Net income(loss)                                  $  (3,300)      $ 11,424
  Adjustments to reconcile net income(loss) to
    net cash provided by operating activities -
      Depreciation                                      9,882         11,397
      (Gain)Loss on disposition of plant and
        equipment                                         353           (697)
      (Increase)decrease in operating assets -
        Accounts receivable                           (23,982)       (21,250)
        Inventories                                   (64,491)       (51,902)
        Other current assets                            2,111          2,227
        Other assets                                   (2,210)           558
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                 (14,038)       (16,137)
        Other liabilities                               1,727           (670)
                                                    ---------        -------
            Net cash used by
              operating activities                  $ (93,948)      $(65,050)
                                                    ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                  $ (33,684)      $(19,282)
  Proceeds received on sale of plant and equipment        188          1,847
                                                    ---------       --------
      Net cash used by investing activities         $ (33,496)      $(17,435)
                                                    ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on domestic and
    foreign loans                                   $   1,110       $  1,791
  Dividends                                            (7,521)        (6,653)
  Purchase of common stock for treasury                   (40)           (38)
  Proceeds from exercise of stock options                  14             14
                                                    ----------      --------
      Net cash used by financing activities         $  (6,437)      $ (4,886)
                                                    ---------       --------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS              $     252       $    (50)
                                                    ---------       --------

NET DECREASE IN CASH AND CASH EQUIVALENTS           $(133,629)      $(87,421)

CASH AND CASH EQUIVALENTS, beginning                  170,648        221,101
                                                    ---------       --------

CASH AND CASH EQUIVALENTS, ending                   $  37,019       $133,680
                                                    =========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                     $   2,128       $  2,082
                                                    =========       ========
  Income taxes paid                                 $     797       $  9,834
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


                             RESULTS OF OPERATIONS
SALES

      Sales for the first quarter of fiscal 1996 decreased $38,368,000 or 17%. Approximately 50% of this decrease reflects the lack of lock sales since that business was spun off at the end of February 1995. Engine unit shipments decreased 24% between years. This occurred because domestic manufacturers of lawn and garden equipment reduced their production rates during the summer to lower their inventories. The decrease in unit sales was higher than the decrease in sales dollars as the reduction was primarily in the Company's lower selling price small engine line. These domestic reductions were partially offset by an increase in export sales due to continuing improvements in the European economy. Service sales remained steady between years.


GROSS PROFIT

      Gross profit dropped $20,658,000, reflecting a decrease in rate from 17% last year to 10% in the current year. The primary reasons for this decrease are reduced profit due to the spreading of fixed costs over a smaller number of engine units, the expected start-up costs of the four new plants which totaled $9,800,000 during the quarter, and the absence of gross profit of the spun-off lock business.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      This category increased 10%, or $2,207,000, between comparable quarters. This was primarily due to larger advertising and marketing expenses. This has been offset, in part, by reductions due to the lack of engineering and selling expenses associated with the spun-off lock business.


INTEREST EXPENSE

      This category had a minor change between years.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OTHER INCOME

      This category had a $1,223,000 reduction between years primarily because of losses on the disposition of plant and equipment in fiscal 1996 compared to gains in fiscal 1995.


PROVISION (CREDIT) FOR INCOME TAXES

      The effective tax rate used for the first quarter's income tax credit was 38%. This rate reflects management's estimate of what the rate will be when the Company returns to profitable operations in subsequent quarters.


OUTLOOK

      The Company continues to believe that the fiscal year, as a whole, will be a good one. The econometric forecasts the Company uses predict retail sales next spring will be modestly higher than last spring. Because most retailers have made their sourcing decisions, the Company believes its market position will be at least as good as it was last year. Equipment manufacturers are optimistic. While these manufacturers will not reach peak production until mid-winter, the Company expects the peak will be higher than last year. Thus it is anticipated that there will be strength in the second half of fiscal 1996 to offset weakness in the first two quarters. However, because there will be some liquidation of inventory and because there will not be eight months of sales and earnings from the spun-off lock business, it is unlikely that fiscal 1996 sales and earnings will be greater than fiscal 1995.





                              FINANCIAL CONDITION

      Cash and cash equivalents decreased $133,629,000 since the end of the previous fiscal year. This was due to four major reasons: (1) the $61,333,000 increase in finished goods inventories discussed below; (2) a $23,982,000 seasonal increase in accounts receivable; (3) capital expenditures totaling $33,684,000 for the quarter; and (4) a reduction of $14,038,000 in accounts payable and accrued liabilities due to the payment of the accrued profit sharing liability on the fiscal year-end balance sheet.

      Inventories increased $64,491,000 since the end of the preceding fiscal year, most of which was in finished goods. This increase reflects the Company's continued maintenance of a stable rate of production in anticipation of strong demand which is expected to occur in the second half of the fiscal year.

      Additions to plant and equipment include $29,900,000 spent on the construction of three new engine plants, plant expansions and a new foundry. The total spent on these projects to date is $131,400,000 and approximately $12,600,000 remains to be spent.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders on October 18, 1995, the items of business included a shareholder proposal and the election of directors.

(a)   Election of three directors:
           The following schedule indicates the votes cast for and withheld with respect to each nominee for director.

      Name of Nominee                   For              Withheld
      ---------------                   ---              --------
      Clarence B. Rogers*            24,532,461           119,797
      Frederick P. Stratton, Jr.*    24,531,885           120,373
      Elwin J. Zarwell*              24,318,997           333,261

      *Nominees who were elected to a three-year term expiring in 1998.

      Directors whose term of office continues past the Annual Meeting of Shareholders include: Michael E. Batten, Robert H. Eldridge, Peter A. Georgescu, John L. Murray, John S. Shiely and Charles I. Story.

(b)   Shareholder proposal urging declassification of Board of Directors
           Out of a total of 22,609,296 votes represented on the proposal, votes were cast as follows: 8,800,915 - For; 13,624,879 - Against; and 183,502 - Abstain. There were 2,042,962 broker non-votes.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

 (a)  Exhibits.

      Exhibit
      Number         Description

        27      Financial Data Schedule


 (b)  Reports on Form 8-K.

      There were no reports on Form 8-K for the first quarter ended October 1, 1995.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          BRIGGS & STRATTON CORPORATION
                                       (Registrant)



Date:  November 3, 1995     /s/  R. H. Eldridge
                          --------------------------------------------------
                          R. H. Eldridge
                          Executive Vice President & Chief Financial Officer, Secretary-Treasurer



Date:  November 3, 1995     /s/  J. E. Brenn
                          --------------------------------------------------
                          J. E. Brenn
                          Vice President and Controller

                         BRIGGS & STRATTON CORPORATION

                                 EXHIBIT INDEX



      Exhibit
      Number         Description

        27      Financial Data Schedule
                (Filed herewith)