Form 10-Q
period 1995-12-31
BRIGGS & STRATTON CORP
filed 1996-02-13
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_______________ to _______________


Commission file number 1-1370

                         BRIGGS & STRATTON CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

A Wisconsin Corporation                                      39-0182330
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

              12301 West Wirth Street, Wauwatosa, Wisconsin 53222
-------------------------------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)

                                 414/259-5333
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
           Class                                               February 8, 1996
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                       28,927,000 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                     Page No.
                                                                     --------
      PART I - FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                   Consolidated Condensed Balance Sheets -
                    December 31, 1995, July 2, 1995 and
                    January 1, 1995                                      3

                   Consolidated Condensed Statements of Income -
                    Three Months and Six Months Ended
                    December 31, 1995 and January 1, 1995                4

                   Consolidated Condensed Statements of Cash Flows -
                    Six Months Ended December 31, 1995 and
                    January 1, 1995                                      5

                   Notes to Consolidated Condensed Financial
                    Statements                                           6

           Item 2.  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition                7


      PART II - OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                     9

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)
                                     ASSETS

                                                     Dec.31       July 2      Jan. 1
                                                      1995         1995        1995
                                                    ---------    -------     --------
CURRENT ASSETS:                                    (Unaudited)              (Unaudited)
  Cash and cash equivalents                        $  6,323     $170,648     $ 10,956
  Receivables, net                                  270,142       94,116      288,973
  Inventories -
   Finished products and parts                      156,117       96,540      109,970
   Work in process                                   44,087       40,107       35,004
   Raw materials                                      4,560        4,027        5,469
                                                   ----------------------------------
         Total inventories                         $204,764     $140,674     $150,443
  Future income tax benefits                         31,744       31,376       32,349
  Prepaid expenses                                   14,796       16,516       20,001
                                                   ----------------------------------
         Total current assets                      $527,769     $453,330     $502,722
                                                   ----------------------------------
PREPAID PENSION COST                               $    727     $   -        $  7,873
                                                   ----------------------------------
DEFERRED INCOME TAX ASSET                          $  4,157     $  1,866         -
                                                   ----------------------------------
PLANT AND EQUIPMENT, at cost:                      $759,178     $726,331     $692,563
  Less - Accumulated depreciation and
    unamortized investment tax credit               387,056      383,034      390,223
                                                   ----------------------------------
         Total plant and equipment, net            $372,122     $343,297     $302,340
                                                   ----------------------------------
                                                   $904,775     $798,493     $812,935
                                                   ==================================
                    LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                                 $ 62,251     $ 63,913     $ 58,798
  Domestic notes payable                            101,558        6,750        1,750
  Foreign loans                                      20,066       19,653       21,595
  Accrued liabilities                                94,602      108,817      109,506
  Dividends payable                                   7,521         -           7,232
  Federal and state income taxes                     12,815       (1,878)      13,571
                                                   ----------------------------------
         Total current liabilities                 $298,813     $197,255     $212,452
                                                   ----------------------------------
DEFERRED INCOME TAX LIABILITY                      $   -        $   -        $  9,660
                                                   ----------------------------------
ACCRUED EMPLOYEE BENEFITS                          $ 17,260     $ 16,447     $ 15,918
                                                   ----------------------------------
ACCRUED PENSION COST                               $   -        $  1,606         -
                                                   ----------------------------------
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION      $ 69,143     $ 68,707     $ 65,341
                                                   ----------------------------------
LONG-TERM DEBT                                     $ 75,000     $ 75,000     $ 75,000
                                                   ----------------------------------
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000,000 shares, $.01 par value
    Issued and outstanding 28,927,000 shares       $    289     $    289     $    289
  Additional paid-in capital                         41,327       41,698       42,059
  Retained earnings                                 403,209      397,627      393,388
  Cumulative translation adjustments                   (266)        (136)      (1,172)
                                                   ----------------------------------
         Total shareholders' investment            $444,559     $439,478     $434,564
                                                   ----------------------------------
                                                   $904,775     $798,493     $812,935
                                                   ==================================

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except amounts per share)
                                  (Unaudited)




                                             Three Months Ended    Six Months Ended
                                             ------------------    -----------------
                                             Dec. 31    Jan. 1     Dec. 31   Jan. 1
                                              1995       1995        1995     1995
                                             -------   --------    -------  ---------
NET SALES                                   $329,357  $366,717    $518,834  $594,562

COST OF GOODS SOLD                           263,594   283,193     433,930   471,239
                                            --------  --------    --------  --------

     Gross profit on sales                  $ 65,763  $ 83,524    $ 84,904  $123,323

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     24,801    26,697      49,284    48,973
                                            ---------  -------    --------  --------

     Income from operations                 $ 40,962  $ 56,827    $ 35,620  $ 74,350

INTEREST EXPENSE                              (2,919)   (2,121)     (4,976)   (4,212)

OTHER INCOME, net                                541       557       2,620     3,859
                                            --------  --------    --------  --------

     Income before provision
       for income taxes                     $ 38,584  $ 55,263    $ 33,264  $ 73,997

PROVISION FOR INCOME TAXES                    14,660    21,550      12,640    28,860
                                            --------  --------    --------  --------

      Net income                            $ 23,924  $ 33,713    $ 20,624  $ 45,137
                                            ========  ========    ========  ========

PER SHARE DATA* -

          Net income                          $  .82    $ 1.17      $  .71    $ 1.56
                                              ======    ======      ======    ======

          Cash dividends                      $  .26    $  .25      $  .52    $  .48
                                              ======    ======      ======    ======



* Based on 28,927,000 shares outstanding.

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                Increase(Decrease) in Cash and Cash Equivalents
                           (In thousands of dollars)
                                  (Unaudited)

                                                         Six Months Ended
                                                   ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:              Dec. 31, 1995   Jan. 1, 1995
                                                   -------------   ------------
  Net income                                        $  20,624       $  45,137
  Adjustments to reconcile net income to
    net cash provided by operating activities -
      Depreciation                                     20,938          22,662
      (Gain)Loss on disposition of plant and
        equipment                                         680              (7)
      (Increase)decrease in operating assets -
        Accounts receivable                          (176,026)       (166,376)
        Inventories                                   (64,090)        (64,773)
        Other current assets                            1,352           1,066
        Other assets                                   (3,018)            808
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                   6,337           3,686
        Other liabilities                                (357)           (900)
                                                    ---------        --------
            Net cash used by
              operating activities                  $(193,560)      $(158,697)
                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                  $ (51,423)      $ (41,416)
  Proceeds received on sale of plant and equipment        928           2,032
                                                    ---------       ---------
      Net cash used in investing activities         $ (50,495)      $ (39,384)
                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on domestic and
    foreign loans                                   $  95,221       $   2,022
  Dividends                                           (15,042)        (13,885)
  Purchase of common stock for treasury                  (547)           (295)
  Proceeds from exercise of stock options                 176             140
                                                    ---------       ---------
      Net cash provided(used) by financing
        activities                                  $  79,808       $ (12,018)
                                                    ---------       ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS              $     (78)      $     (46)
                                                    ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS           $(164,325)      $(210,145)

CASH AND CASH EQUIVALENTS, beginning                  170,648         221,101
                                                    ---------       ---------

CASH AND CASH EQUIVALENTS, ending                   $   6,323       $  10,956
                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                     $   4,596       $   4,180
                                                    =========       =========
  Income taxes paid                                 $   2,576       $  26,748
                                                    =========       =========


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

        During the current quarter, the Company recorded a change in an accounting estimate originally made in the last quarter of fiscal 1995. During that period, a charge totaling $19,059,000 was added to pension and postretirement health care expenses to reflect the costs of early retirement windows that were offered and accepted at the end of fiscal 1995. In October 1995, when the retirements were to occur, a number of those employees who had accepted the offer canceled their acceptance, and thus a credit totaling $3,477,000 was recorded as a change in the original accounting estimate during the second quarter of fiscal 1996.

        The Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" in October 1995, which establishes financial accounting and reporting standards for stock-based employee compensation. The Company plans to adopt only the pro forma disclosure requirements of this statement, and will continue to apply the accounting provisions of APB Opinion No. 25 to stock-based employee compensation arrangements, as is allowed by the statement. This disclosure will be effective for the financial statements ending in June 1997.

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


                             RESULTS OF OPERATIONS
SALES

        Net sales for the second fiscal quarter of 1996 decreased 10% or $37,360,000 compared to the same period in the preceding year. Approximately two-thirds of this decrease is attributable to the absence of lock sales. This business was spun off to the shareholders at the end of February 1995. The remaining portion of the change is due to a 7% decrease in engine units sold between years. This occurred because domestic manufacturers of lawn and garden equipment continued their reduced production rates from the first fiscal quarter. As was the case in the first quarter, the decrease in unit sales was larger than the decrease in sales dollars because it occurred primarily in the Company's lower selling price small engine line. There were small improvements in export sales for the quarter which were offset by reductions in service sales.

        Net sales for the six months ended December 1995 decreased 13% to $518,834,000. Over half of this decrease was attributable to the spun-off lock business. Engine unit shipments were down 13%. All other comments made above are applicable to this period.


GROSS PROFIT

        Gross profit decreased 21%, reflecting a decrease in rate from 23% last year to 20% in the current year. This decrease was the result of the absence of gross profit from the spun-off lock business, lower unit sales, the spreading of fixed costs over fewer engine units and the expected lower manufacturing efficiency associated with the four new plants. Partially offsetting this was lower profit sharing accruals, the credit resulting from a change in an accounting estimate (described in the notes on page 6), and a small reduction in aluminum costs, the major raw material used in the manufacture of engines.

        The same factors caused the decrease in gross profits of $38,419,000 or 31% when comparing the first six months of fiscal 1996 to the same period in fiscal 1995. Added to these factors was the first quarter start-up cost of the new plants which totaled $9,800,000.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        This category of expenses decreased $1,896,000 or 7% between the second quarter of fiscal 1996 and 1995. This decrease resulted primarily from the lack of engineering and selling expenses that were part of the spun-off lock business and lower profit sharing accruals.

        Six-month comparison in this category reflects a 1% increase between years. Larger advertising and marketing expenses in the first quarter were almost offset by the reductions described in the preceding paragraph.


INTEREST EXPENSE

        Interest expense for the second fiscal quarter of 1996 increased 38% over the same period in the preceding year. This increase reflects the use of domestic short-term borrowing to finance increases in accounts receivable and inventories and capital expenditures associated with plant projects described later. There was no domestic short-term borrowing in the second quarter of the preceding year. The same factors effected the six-month interest experience comparisons.


OTHER INCOME

        Other income was comparable between quarters. However, the six-month comparison reflects a 32% reduction due to lower investment income because of the lack of investable funds.


PROVISION FOR INCOME TAXES

        The effective tax rate used for the first six months of operations was 38%. This rate reflects management's estimate of what the rate will be for the entire fiscal year.


OUTLOOK

        The outlook for retail sales of outdoor power equipment this spring seems to be good. The econometric forecasting services the Company uses predicts retail sales will be somewhat stronger than last spring, assuming normal weather. Retailers are optimistic, and their indications to their equipment suppliers reflect their optimism. Equipment manufacturers are optimistic, too, and their indications reflect their optimism. However, the rate at which they are taking engines does not validate their optimism. Unless this rate changes soon, prudence will dictate that the Company should reduce assembly rates so as to keep the end of season inventory within a reasonable range. It now appears that earnings for the third quarter are unlikely to reach last year's record level and that a return to favorable comparisons will be postponed to the fourth quarter. It is now certain that earnings for the full year will be lower than for last year.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                              FINANCIAL CONDITION


        Cash and cash equivalents decreased $164,325,000 since the end of the previous fiscal year. Cash was used to finance the $176,026,000 increase in accounts receivable, the $64,090,000 increase in inventories, capital expenditures totaling $51,423,000, and payment of dividends totaling $15,042,000. Additional funds were obtained from net profits and depreciation and new short-term debt.

        The increase in accounts receivable is a normal seasonal increase at this time of the year. Inventory increases are mostly in the finished goods category which reflects the Company's continued maintenance of a stable rate of production. The continuance of this production rate was discussed previously in the Outlook section.

        Additions to plant and equipment during the first six months of fiscal 1996 totaled $51,423,000. Capital projects involving three new engine plants, a foundry and plant expansions were substantially completed during the December quarter. These new plants are now in operation. The Company plans to spend approximately $30,000,000 of additional capital expenditures on other projects during the remainder of the fiscal year.


                         CALIFORNIA EMISSION STANDARDS

Recently the California Air Resources Board has granted the Company's request that the California standard for carbon monoxide be relaxed to harmonize it with that adopted by the U.S. Environmental Protection Agency (EPA). As a result of this change, a wider range of the Company's engines will meet California's current emission standards.



                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)     Exhibits.

         Exhibit
         Number           Description
         ------           -----------
         10.3(c)          Amendment to Economic Value Added Incentive Compensation Plan.
                          (Filed herewith.)

         10.11            Officer Employment Agreement.
                          (Filed herewith.)

         10.12            Deferred Compensation Plan for Directors.
                          (Filed herewith.)

         27               Financial Data Schedule.
                          (Filed herewith.)

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                    PART II - OTHER INFORMATION (Continued)



(b)     Reports on Form 8-K.

        There were no reports on Form 8-K for the second quarter ended December 31, 1995.





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



                             BRIGGS & STRATTON CORPORATION
                             -----------------------------
                                         (Registrant)



Date:  February 8, 1996        /s/  R. H. Eldridge
                             ------------------------------------------
                             R. H. Eldridge
                             Executive Vice President & Chief Financial Officer, Secretary-Treasurer



Date:  February 8, 1996       /s/  J. E. Brenn
                             ------------------------------------------
                             J. E. Brenn
                             Vice President and Controller

                         BRIGGS & STRATTON CORPORATION

                                 EXHIBIT INDEX




         Exhibit
         Number           Description
         ------           -----------
         10.3(c)          Amendment to Economic Value Added Incentive Compensation Plan
                          (Filed herewith)

         10.11            Officer Employment Agreement
                          (Filed herewith)

         10.12            Deferred Compensation Plan for Directors
                          (Filed herewith)

         27               Financial Data Schedule
                          (Filed herewith)
