Form 10-Q
period 1996-03-31
BRIGGS & STRATTON CORP
filed 1996-05-14
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ---------------    ---------------

Commission file number 1-1370
                       ------

                         BRIGGS & STRATTON CORPORATION
             ------------------------------------------------------
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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                                ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                  Outstanding at
               Class                                                 May 8, 1996
- --------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        28,927,000 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                        Page No.
                                                                        --------
   PART I - FINANCIAL INFORMATION

           Item 1.  Financial Statements:

                   Consolidated Condensed Balance Sheets -
                     March 31, 1996, July 2, 1995 and
                     April 2, 1995                                         3

                   Consolidated Condensed Statements of Income -
                     Three Months and Nine Months Ended
                     March 31, 1996 and April 2, 1995                      4

                   Consolidated Condensed Statements of Cash Flows -
                     Nine Months Ended March 31, 1996 and
                     April 2, 1995                                         5

                   Notes to Consolidated Condensed Financial
                     Statements                                            6

           Item 2.  Management's Discussion and Analysis of Results
                        of Operations and Financial Condition              7


   PART II - OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                       9

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)
                                     ASSETS

                                                    March 31      July 2     April 2
                                                      1996         1995       1995
                                                    --------      ------     -------
CURRENT ASSETS:                                    (Unaudited)              (Unaudited)
  Cash and cash equivalents                        $ 59,158     $170,648     $114,247
  Receivables, net                                  273,310       94,116      265,432
  Inventories -
   Finished products and parts                       94,840       96,540       87,881
   Work in process                                   31,206       40,107       34,773
   Raw materials                                      4,229        4,027        3,863
                                                   --------     --------     --------
         Total inventories                          130,275      140,674      126,517
  Future income tax benefits                         34,964       31,376       34,479
  Prepaid expenses                                   14,539       16,516       13,746
                                                   --------     --------     --------
         Total current assets                       512,246      453,330      554,421
PREPAID PENSION COST                                  1,898         -          12,406
DEFERRED INCOME TAX ASSET                             5,907        1,866         -
PLANT AND EQUIPMENT -
  Cost                                              769,731      726,331      670,867
  Less - Accumulated depreciation and
    unamortized investment tax credit               395,212      383,034      376,472
                                                   --------     --------     --------
         Total plant and equipment, net             374,519      343,297      294,395
                                                   --------     --------     --------
                                                   $894,570     $798,493     $861,222
                                                   ========     ========     ========
                     LIABILITIES & SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
  Accounts payable                                 $ 72,996     $ 63,913     $ 80,248
  Domestic notes payable                             10,000        6,750        1,750
  Foreign loans                                      23,959       19,653       24,764
  Accrued liabilities                               104,504      108,817      129,930
  Dividends payable                                   7,521         -           7,232
  Federal and state income taxes                     31,611       (1,878)      21,487
                                                   --------     --------     --------
         Total current liabilities                  250,591      197,255      265,411
DEFERRED INCOME TAX LIABILITY                          -            -           7,383
ACCRUED EMPLOYEE BENEFITS                            17,676       16,447       15,966
ACCRUED PENSION COST                                   -           1,606         -
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION        69,577       68,707       63,566
LONG-TERM DEBT                                       75,000       75,000       75,000
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000,000 shares, $.01 par value
    Issued and outstanding 28,927,000 shares            289          289          289
  Additional paid-in capital                         41,001       41,698       41,775
  Retained earnings                                 440,914      397,627      392,521
  Cumulative translation adjustments                   (478)        (136)        (689)
                                                   --------     --------     --------
         Total shareholders' investment             481,726      439,478      433,896
                                                   --------     --------     --------
                                                   $894,570     $798,493     $861,222
                                                   ========     ========     ========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except amounts per share)
                                  (Unaudited)

                                             Three Months Ended   Nine Months Ended
                                             ------------------   ------------------
                                             March 31   April 2   March 31   April 2
                                               1996      1995      1996       1995
                                             --------   -------   --------   -------
NET SALES                                   $460,201  $450,163   $979,035  $1,044,725

COST OF GOODS SOLD                           356,119   344,725    790,049     815,964
                                            --------  --------   --------  ----------
     Gross profit on sales                  $104,082  $105,438   $188,986  $  228,761

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     30,055    27,742     79,339      76,715
                                            --------  --------   --------  ----------
     Income from operations                 $ 74,027  $ 77,696   $109,647  $  152,046

INTEREST EXPENSE                              (2,879)   (2,195)    (7,855)     (6,407)

OTHER INCOME, net                              1,798     2,100      4,418       5,959
                                            --------  --------   --------  ----------
     Income before provision
       for income taxes                     $ 72,946  $ 77,601   $106,210  $  151,598

PROVISION FOR INCOME TAXES                    27,720    30,270     40,360      59,130
                                            --------  --------   --------  ----------
      Net income                            $ 45,226  $ 47,331   $ 65,850  $   92,468
                                            ========  ========   ========  ==========
PER SHARE DATA* -

          Net income                          $ 1.57    $ 1.64     $ 2.28     $ 3.20
                                              ======    ======     ======     ======
          Cash dividends                      $  .26    $  .25     $  .78     $  .73
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

                                                             Nine Months Ended
                                                        -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                   March 31, 1996  April 2, 1995
                                                        --------------  -------------
  Net income                                             $  65,850       $  92,468
  Adjustments to reconcile net income to
    net cash provided by operating activities -
      Depreciation                                          31,704          33,848
      Loss on disposition of plant and equipment             1,318             608
      (Increase)decrease in operating assets -
        Accounts receivable                               (179,194)       (160,191)
        Inventories                                         10,399         (48,596)
        Other current assets                                (1,611)         (5,053)
        Other assets                                        (5,939)          1,252
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                       45,780          59,825
        Other liabilities                                      493          (2,004)
                                                         ---------       ---------
      Net cash used by
        operating activities                             $ (31,200)      $ (27,843)
                                                         ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                       $ (65,341)      $ (70,709)
  Proceeds received on sale of plant and equipment           1,006           2,075
  Decrease in cash due to spin-off of lock business           -               (174)
                                                         ---------       ---------
      Net cash used in investing activities              $ (64,335)      $ (68,808)
                                                         ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from domestic and
    foreign loans                                        $   7,556       $  12,191
  Dividends                                                (22,563)        (21,117)
  Purchase of common stock for treasury                     (1,032)           (784)
  Proceeds from exercise of stock options                      335             345
                                                         ---------       ---------
      Net cash used by financing activities              $ (15,704)      $  (9,365)
                                                         ---------       ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                   $    (251)      $    (838)
                                                         ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                $(111,490)      $(106,854)

CASH AND CASH EQUIVALENTS, beginning                       170,648         221,101
                                                         ---------       ---------
CASH AND CASH EQUIVALENTS, ending                        $  59,158       $ 114,247
                                                         =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                          $   7,905       $   6,351
                                                         =========       =========
  Income taxes paid                                      $  15,795       $  53,271
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

        During the second quarter of fiscal 1996, the Company recorded a change in an accounting estimate originally made in the last quarter of fiscal 1995. During the last quarter of fiscal 1995, a charge totaling $19,059,000 was added to pension and postretirement health care expenses to reflect the costs of early retirement windows that were offered and accepted at the end of fiscal 1995. In October 1995, when the retirements were to occur, a number of those employees who had accepted the offer canceled their acceptance, and thus a credit totaling $3,477,000 was recorded as a change in the original accounting estimate.

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


                             RESULTS OF OPERATIONS
SALES

        Net sales for the third quarter of fiscal 1996 increased 2% or $10,038,000. This was the net result of a $26,420,000 increase in engine sales, partially offset by the lack of lock sales in the current quarter in the amount of $16,382,000 included in last year's third quarter before that business was spun off to shareholders at the end of February 1995. The increase in engine sales was due to a 9% increase in engine unit shipments which occurred in the Company's lower selling price small engine line. Larger engine unit sales remained steady between years. The largest portion of this increase was in the domestic market, although the export markets had small improvements. Service sales showed a decline in the current year.

        Net sales for the nine months ended March 1996 decreased 6% to $979,035,000. This decrease is almost entirely attributable to the absence of lock sales in the current year. Total engine units sold, however, showed a 3% decrease. There was not a corresponding sales dollar decrease because there were larger decreases in sales of the Company's lower selling price engines than higher selling price engines. Decreases in the domestic market and in service sales were offset by increases in export markets.


GROSS PROFIT

        Gross profit decreased 1% or $1,356,000 between comparable third quarter periods. The gross profit rate decreased less than 1%. Gross profit was generated from the net increase in sales; small reductions in the cost of aluminum, the major raw material used in the manufacture of engines; and lower profit sharing accruals. The favorable effect of these items was offset by the expected costs associated with the transition to new plants and the spreading of fixed costs over fewer engines produced.

        Nine-month gross profit decreased 17%, or $39,775,000. The gross profit rate decreased from 22% in the previous year to 19% in the current year. The same factors described above were in effect except that lower sales had a negative impact over the nine-month period. There was also the absence of gross profit related to the spun-off lock business.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   PART I - FINANCIAL INFORMATION (Continued)


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        This category increased $2,313,000 or 8% between comparable quarters. This was due to planned increases in manpower costs related to the Company's service operations and increases in professional services, offset in part by reduced profit sharing accruals and the lack of engineering and selling expenses from the spun-off lock business.

        The 3% increase in the nine-month comparison is also due to the factors described above.


INTEREST EXPENSE

        Interest expense for the third fiscal quarter increased 31% over the comparable period in the preceding year. The nine- month amount increased 23%. These increases were the result of the use of domestic short-term borrowing to finance increases in accounts receivable and inventories. Substantially all of the current year domestic borrowings were paid off by the end of the quarter. The preceding year had a minimal amount of short-term borrowing.


OTHER INCOME

        This category decreased between years in both the quarterly and nine-month comparisons. These decreases were caused by a reduction in investable funds during the current year for the same reasons described in Interest Expense.


PROVISION FOR INCOME TAXES

        The effective tax rate used for both the quarter and nine-month periods was 38%. This rate is management's estimate of what the rate will be for the entire fiscal year.


OUTLOOK

        A late spring in the eastern half of the United States has clouded the outlook for the fourth quarter. In the few places that have enjoyed warm, wet weather, retail sales of outdoor power equipment have been good, which is encouraging. Where winter has refused to make a timely departure, retail sales have been poor, which is what would be expected. The question for which an answer is awaited: Will warm weather return before consumers decide to postpone purchases until next spring? Until this question is answered, no prediction of fourth quarter results can be made. Company management believes that earnings for the full year will be lower than for last year.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   PART I - FINANCIAL INFORMATION (Continued)



                              FINANCIAL CONDITION

        Cash and cash equivalents decreased $111,490,000 since the end of the previous fiscal year. This reduction in cash and the increase in accounts payable and accrued liabilities were used to finance the $179,194,000 seasonal increase in accounts receivable, capital expenditures totaling $65,341,000, and the payment of dividends totaling $22,563,000.

        Inventories decreased $10,399,000 since the end of the fiscal year.
The high level of finished goods inventories carried during most of fiscal 1996 was reduced by shipments late in the third fiscal quarter.

        A major part of the $65,341,000 in capital expenditures during the first nine months of fiscal year 1996 was for previously announced projects involving three new engine plants, a foundry and plant expansions. These projects were substantially completed during the December quarter and manufacturing operations have begun at these locations. The Company plans to spend approximately $15,000,000 on additional capital expenditures during the final fiscal quarter.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

        Certain statements in this Management's Discussion and Analysis contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involve risk and uncertainty. Company results may differ materially from those in the forward-looking statements. Any forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect final results. These uncertainties could include the effects of weather; actions of competitors; changes in laws and regulations, including accounting standards; customer demand; prices of purchased raw materials and parts; domestic economic conditions; housing starts; and foreign economic conditions, including currency rate fluctuations.




                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits.

        Exhibit
        Number          Description
        -------         -----------
           27           Financial Data Schedule
                        (Filed herewith)

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                    PART II - OTHER INFORMATION (Continued)



(b)     Reports on Form 8-K.

        There were no reports on Form 8-K for the third quarter ended March 31, 1996.




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



                                        BRIGGS & STRATTON CORPORATION
                                        -----------------------------
                                                 (Registrant)



Date:  May 8, 1996                         /s/  R. H. Eldridge
                                        ---------------------------------------
                                        R. H. Eldridge
                                        Executive Vice President & Chief
                                        Financial Officer, Secretary-Treasurer



Date:  May 8, 1996                         /s/  J. E. Brenn
                                        ---------------------------------------
                                        J. E. Brenn
                                        Vice President and Controller