Form 10-K
period 1996-06-30
BRIGGS & STRATTON CORP
filed 1996-09-27
CIK 14195

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
- -------------------------------------------------------------------------------
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

          For the fiscal year ended         JUNE 30, 1996
                                    ---------------------------
                                     OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the transition period from          to
                                         ---------   ------------
- -------------------------------------------------------------------------------

Commission file number 1-1370

                        BRIGGS & STRATTON CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          A Wisconsin Corporation                    39-0182330
        -------------------------------           -------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)             Identification No.)

           12301 WEST WIRTH STREET
            WAUWATOSA, WISCONSIN                        53222
    ----------------------------------------          ----------
    (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  414-259-5333

Securities registered pursuant to Section 12(b) of the Act:


        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------
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

                        Yes  X    No
                            ----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,135,295,000 based on the reported last sale price of such securities as of September 9, 1996.

Number of Shares of Common Stock Outstanding at September 9, 1996: 28,927,000.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------

                                          Part of Form 10-K Into Which Portions
               Document                       of Document are Incorporated
               --------                   -------------------------------------
      Annual Report to Shareholders
       for year ended June 30, 1996              Parts I (Item 1) and II

      Proxy Statement for Annual Meeting
          on October 16, 1996                            Part III

The Exhibit Index is located on page 9.

                              TABLE OF CONTENTS

                                    PART I

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

                                     PART I

Item 1. Business

Basic Business

Briggs & Stratton Corporation is the world's largest producer of air cooled gasoline engines for outdoor power equipment. The Company designs, manufactures, markets and services these products for original equipment manufacturers worldwide. These engines are air cooled aluminum alloy gasoline engines ranging from 3 through 20 horsepower.

Engines

In fiscal 1996, approximately 83% of original equipment gasoline engine sales were to manufacturers of lawn and garden equipment; approximately 17% were to manufacturers of other powered equipment, primarily for commercial applications in the construction industry and for agriculture. In the United States and Canada, where the majority of the Company's engines are sold, engine sales are primarily made directly to original equipment manufacturers.

Sales to the Company's largest engine customer, MTD Products Inc., were 21% of total sales in fiscal 1996. Sales to its second largest customer, A B Electrolux, were 14% of sales and sales to its third largest customer, Tomkins PLC, were 13% of sales. Under purchasing plans available to all gasoline engine customers, the Company normally enters into annual engine supply agreements with these producers of end products powered by the Company's gasoline engines. Company management has no reason to anticipate a change from the continuation of this practice or in its historical business relationships with these companies.

The major domestic competitors of the Company in engine manufacturing are Tecumseh Products Company, Kohler Co., Kawasaki Heavy Industries, Ltd., Honda Motor Co., Ltd. and Onan Corporation. Also, two domestic lawn mower manufacturers, Toro Co. under its Lawn-Boy brand and Honda, manufacture their own engines. Eight Japanese small engine manufacturers, of which Honda and Kawasaki are the largest, are worldwide competitors not only in the sale of engines, but end products as well. Tecumseh Europa S.p.A., located in Italy, is a major competitor in Europe. Major areas of competition from all engine manufacturers are product quality, price, timely delivery and service. The Company believes its product quality and service reputation have given it the strong brand name identification it enjoys.

Servicing of all the Company's gasoline engine products is done primarily by a network of over 30,000 independent service parts distribution and repair outlets in the United States and Canada and most foreign countries.

Manufacturing activity in the lawn and garden industry is driven by the need to deliver new lawn mowers, garden tractors and tillers for retail sales in the spring and early summer. Thus, demand from customers is at its peak in their winter and spring manufacturing season. Most engines are manufactured to individual customer specifications. The Company's production capacities are not sufficient to meet customer peak season needs. Therefore, many engines manufactured during the first half of the fiscal year are for shipments in the second half of the year. Thus, sales generally are highest in the March quarter and weakest in the September quarter. Customer orders in the last three months of the fiscal year depend on spring retail sales, so the June quarter is the least predictable.

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

For the years ending June 30, 1996, July 2, 1995 and July 3, 1994, the Company spent approximately $12,737,000, $13,112,000 and $12,520,000, respectively, on
Company sponsored research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by the Company during the fiscal year was 7,507. Employment ranged from a low of 7,011 in July 1995 to a high of 7,823 in December 1995.

Financial Information About Industry Segments

Financial information about industry segments prior to the spin-off of the automotive lock division in February 1995 appears in Note 4 of the Notes to Consolidated Financial Statements in the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Export Sales

Export sales for fiscal 1996 were $323,747,000 (25% of total sales), for fiscal 1995 were $312,234,000 (23% of total sales) and for fiscal 1994 were $264,866,000 (21% of total sales). These sales were principally to customers in European countries.

Item 2. Properties

The corporate offices and four of the Company's manufacturing facilities are located in suburbs of Milwaukee, Wisconsin. Subsequent to year-end, the Company entered into a contract to sell one of these facilities. The Company will vacate the manufacturing portion of the facility (approximately 444,000 square feet) by December 31, 1996 but will have the right to occupy the warehouse portion (approximately 414,000 square feet) for up to 10 years. The Company also has facilities in Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama; Statesboro, Georgia; and Ravenna, Michigan. These are owned facilities containing over 4.9 million square feet of office, warehouse and production area, including the facility under contract.

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

The Company leases 177,000 square feet of space to house its European warehouse in the Netherlands and its foreign sales and service operations in Australia, Canada, France, Germany, Ireland, New Zealand, Sweden, Switzerland and the United Kingdom.

Item 3. Legal Proceedings

There are no pending legal proceedings that are required to be reported under this item.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1996.

Executive Officers of the Registrant


       Name, Age, Position              Business Experience for Past Five Years
       -------------------              ---------------------------------------

FREDERICK P. STRATTON, JR., 57          Mr. Stratton was elected to the
Chairman and Chief Executive Officer    position of Chief Executive Officer in
(1) (2) (3)                             May 1977 and Chairman in November 1986.
                                        He also served in the position of
                                        President from January 1992 to August
                                        1994.

JOHN S. SHIELY, 44                      Mr. Shiely was elected to his current
President and Chief Operating Officer   position in August 1994 after serving
(1) (2)                                 as Executive Vice President -
                                        Administration since November 1991. He
                                        served  as Vice President and General
                                        Counsel from November 1990 to November
                                        1991.

ROBERT H. ELDRIDGE, 58                  Mr. Eldridge was elected to his current
Executive Vice President and            position effective April 1995. He has
Chief Financial Officer,                served as Secretary-Treasurer since
Secretary-Treasurer  (1)                January 1984.

MICHAEL D. HAMILTON, 54                 Mr. Hamilton was elected to his present
Executive Vice President -              position effective June 1989.
Sales and Service

JAMES A. WIER, 53                       Mr. Wier was elected to his current
Executive Vice President - Operations   position in April 1989.

ERIK ASPELIN, 55                        Mr. Aspelin assumed his current
Vice President - POWERCOM-2000          position in October 1995, after serving
                                        as Vice President - Distribution Sales
                                        and Service since July 1989.

JAMES E. BRENN, 48                      Mr. Brenn was elected to his current
Vice President and Controller           position in November 1988.

RICHARD J. FOTSCH, 41                   Mr. Fotsch was elected an executive
Vice President; General Manager -       officer in May 1993 after serving the
Small Engine Division                   Small Engine Division as Vice President
                                        and General Manager from July 1990 to
                                        May 1993.

HUGO A. KELTZ, 48                       Mr. Keltz was elected an executive
Vice President - International          officer in May 1992 after serving as
                                        Vice President - International since
                                        June 1991.

CURTIS E. LARSON, JR., 48               Mr. Larson was elected to this
Vice President - Distribution           executive officer position in October
Sales and Service                       1995 after serving as Vice President -
                                        Industrial Engine Division since
                                        January 1993. He held the position of
                                        Vice President - Sales and Marketing of
                                        the Company's automotive lock division
                                        from December 1988 to January 1993.

PAUL M. NEYLON, 49                      Mr. Neylon was elected an executive
Vice President; General Manager -       officer in May 1993, after serving the
Specialty Products Division             Vanguard Division as Vice President and
                                        General Manager since November 1991.
                                        This division has since been renamed
                                        the Specialty Products Division. He
                                        previously served the Castings Division
                                        as Vice President and General Manager
                                        from July 1989 to November 1991.

STEPHEN H. RUGG, 49                     Mr. Rugg was elected to his current
Vice President - Sales                  position in November 1995, after
                                        serving as Vice President - Sales and
                                        Marketing since November 1988.

THOMAS R. SAVAGE, 48                    Mr. Savage was elected to this
Vice President - Administration         executive officer position in November
and General Counsel                     1994 after serving as General Counsel
                                        since joining the Company in April
                                        1992. He held the position of
                                        Vice President, Secretary and General
                                        Counsel at Sta-Rite Industries, Inc., a
                                        manufacturer of pumps and other
                                        fluids-handling equipment and controls,
                                        from 1984 to 1992.

GREGORY D. SOCKS, 47                    Mr. Socks was elected an executive
Vice President; General Manager -       officer in May 1993 after serving the
Large Engine Division                   Large Engine Division as Vice President
                                        and General Manager from July 1990 to
                                        May 1993.

GERALD E. ZITZER, 49                    Mr. Zitzer was elected to his current
Vice President - Human Resources        position in November 1988.



(1)     Officer is also a Director of the Company.

(2)     Member of Executive Committee.

(3)     Member of Planning Committee.

Officers are elected annually and serve until their successors are elected and qualify.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters

Information required by this Item is incorporated by reference to "Quarterly Financial Data, Dividend and Market Information" on page 31 of the 1996 Annual Report to Shareholders.

Item 6.  Selected Financial Data

Information required by this Item appears under the heading "Ten Year Comparisons" on pages 32 and 33 of the 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of results of operations and financial condition of the Company appears on pages 27 through 30 of the 1996 Annual Report to Shareholders and is incorporated by reference in this Form 10-K.

Item 8.  Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference from the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 12 through 24 and page 31 of the 1996 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not changed independent accountants in the last two years.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Information pertaining to directors is incorporated herein by reference from pages 2 and 3 of the Company's 1996 Annual Meeting Proxy Statement dated September 9, 1996. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this Form 10-K. Information required by Item 405 of Regulation S-K is incorporated by reference from page 6 of the Company's 1996 Annual Meeting Proxy Statement.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled Election of Directors on page 2, the final two paragraphs of the Nominating and Salaried Personnel Committee Report on Executive Compensation found on page 11 and the Executive Compensation section found on pages 12-16 of the Company's 1996 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from pages 5 and 6 of the Company's 1996 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The information required by Item 13 is incorporated by reference from page 4 of the Company's 1996 Annual Meeting Proxy Statement.

                                    PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)     The following documents are filed as a part of this report:

                                                            Page Reference
                                                   -------------------------------
                                                                      1996
                                                                  Annual Report
                                                     1996               to
                                                   Form 10-K        Shareholders
                                                   -------------------------------

   1.   Financial Statements

           Consolidated Balance Sheets,
            June 30, 1996 and July 2, 1995                                13*

           For the Years Ended June 30, 1996,
            July 2, 1995 and July 3, 1994:

            Consolidated Statements of Income and
             Shareholders' Investment                                   12*, 14*

            Consolidated Statements of Cash Flow                          15*

            Notes to Consolidated Financial Statements                   16-24*

           Report of Independent Public Accountants                        26*

       *Incorporated herein by reference to the Registrant's 1996 Annual Report to Shareholders for the fiscal year ended June 30, 1996.

   2.   Financial Statement Schedules

        All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

   3.   Exhibits

        See Exhibit Index on page 9 of this report, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identififed in the Exhibit Index by an asterisk following the Exhibit Number.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BRIGGS & STRATTON CORPORATION

                                                By     /s/ R. H. Eldridge
                                                  -----------------------------
                                                       R. H. Eldridge
September 19, 1996                                 Executive Vice President and
                                                   Chief Financial Officer,
                                                   Secretary-Treasurer

- --------------------------------------------------------------------------------

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

- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ F. P. Stratton, Jr.                             /s/ John L. Murray
- ------------------------------------------          --------------------------------------
F. P. Stratton, Jr.     September 19, 1996          John L. Murray      September 19, 1996
Chairman and Chief Executive Officer and            Director
Director (Principal Executive Officer)

      /s/ R. H. Eldridge                                  /s/ C. B. Rogers, Jr.
- ------------------------------------------          --------------------------------------
Robert H. Eldridge      September 19, 1996          C. B. Rogers, Jr.   September 19, 1996
Executive Vice President and                        Director
Chief Financial Officer, Secretary-Treasurer
and Director (Principal Financial Officer)

      /s/ James E. Brenn                                  /s/ John S. Shiely
- ------------------------------------------          --------------------------------------
James E. Brenn          September 19, 1996          John S. Shiely      September 19, 1996
Vice President and Controller                       President and Chief Operating Officer
(Principal Accounting Officer)                      and Director

      /s/ Michael E. Batten                               /s/ Charles I. Story
- ------------------------------------------          --------------------------------------
Michael E. Batten       September 19, 1996          Charles I. Story    September 19, 1996
Director                                            Director

      /s/ Peter A. Georgescu                              /s/ Elwin J. Zarwell
- ------------------------------------------          --------------------------------------
Peter A. Georgescu      September 19, 1996          Elwin J. Zarwell    September 19, 1996
Director                                            Director

                         BRIGGS & STRATTON CORPORATION
                          (Commission File No. 1-1370)

                                 EXHIBIT INDEX
                        1996 ANNUAL REPORT ON FORM 10-K


  Exhibit
  Number                          Description
  -------                         -----------

   3.1      Articles of Incorporation.
               (Filed as Exhibit 3.2 to the Company's Report on Form 10-Q for the quarter ended October 2, 1994, and incorporated by reference herein.)

   3.2      Bylaws.
               (Filed as Exhibit 3.2 to the Company's Registration Statement on Form 8-B dated October 12, 1992 and incorporated by reference herein.)

   4.0      Rights Agreement dated as of August 7, 1996, between Briggs
            & Stratton Corporation and Firstar Trust Company which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common shares as Exhibit B.
               (Filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of August 7, 1996 and incorporated by reference herein.)

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

  10.3(a)* Economic Value Added Incentive Compensation Plan, as amended and restated effective April 18, 1995.
              (Filed as Exhibit 10.3 (b) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

  10.3(b)*  Amendment to Economic Value Added Incentive Compensation Plan.
              (Filed as Exhibit 10.3 (c) to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated by reference herein.)

  10.4*     Form of Change of Control Employment Agreements.
              (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

  10.5(a)* Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees upon the occurrence of a change in control.
              (Filed as Exhibit 10.5 (a) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

  10.5(b)* Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees.
              (Filed as Exhibit 10.5 (b) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

  10.6*     Stock Incentive Plan.
              (Filed as Exhibit A to the Company's 1993 Annual Meeting Proxy Statement, which was filed as Exhibit 100A to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

    Exhibit
    Number                      Description
    -------                     -----------

    10.7(a)*       Leveraged Stock Option Program.
                     (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

    10.7(b)*       Amendment to Leveraged Stock Option Program.
                     (Filed as Exhibit 10.7 (b) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

    10.8*          Amended and Restated Deferred Compensation Agreement for
                   Fiscal 1995.
                     (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

    10.9*          Deferred Compensation Agreement for Fiscal 1996.
                     (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

    10.10*         Deferred Compensation Agreement for Fiscal 1997.
                     (Filed herewith.)

    10.11*         Officer Employment Agreement.
                     (Filed as Exhibit 10.11 to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated by reference herein.)

    10.12*         Deferred Compensation Plan for Directors.
                     (Filed as Exhibit 10.12 to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated by reference herein.)

    11             Computation of Earnings Per Share of Common Stock.
                     (Filed herewith.)

    13             Annual Report to Shareholders for Year Ended June 30, 1996.
                     (Filed herewith solely to the extent specific portions thereof are incorporated herein by reference.)

    21             Subsidiaries of the Registrant.
                     (Filed as Exhibit 21 to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

    23             Consent of Independent Public Accountants.
                     (Filed herewith.)

    24             Power of Attorney
                     (Included in the Signatures Page of this report.)

    27             Financial Data Schedule
                     (Filed herewith.)
- --------------------------------------------------------------------------------

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.