Form 10-Q
period 1996-09-29
BRIGGS & STRATTON CORP
filed 1996-11-12
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ---------------    ---------------

Commission file number 1-1370
                      -------

                         BRIGGS & STRATTON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     A Wisconsin Corporation                                    39-0182330
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


              12301 West Wirth Street, Wauwatosa, Wisconsin 53222
--------------------------------------------------------------------------------
             (Address of Principal Executive Offices)    (Zip Code)

                                  414/259-5333
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                       Outstanding at
     Class                                            November 7, 1996
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share               28,927,000 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                   Page No.
                                                                   --------
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements:

              Consolidated Condensed Balance Sheets -
               September 29, 1996, June 30, 1996 and
               October 1, 1995                                         3

              Consolidated Condensed Statements of Earnings -
               Three Months Ended September 29, 1996
               and October 1, 1995                                     4

              Consolidated Condensed Statements of Cash Flow -
               Three Months Ended September 29, 1996 and
               October 1, 1995                                         5

              Notes to Consolidated Condensed Financial
               Statements                                              6

     Item 2.   Management's Discussion and Analysis of Results
               of Operations and Financial Condition                   7


PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders      9

     Item 6.  Exhibits and Reports on Form 8-K                        10

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                           (In thousands of dollars)

                                     ASSETS
                                                      Sept. 29      June 30       Oct. 1
                                                        1996         1996          1995
                                                      ---------    --------      ---------
CURRENT ASSETS:                                      (Unaudited)                (Unaudited)
     Cash and cash equivalents                        $ 59,520     $150,639      $ 37,019
     Short-term investments                             15,183         -             -
     Receivables, net                                  105,179      119,346       118,098
     Inventories -
       Finished products and parts                     164,563       96,078       157,873
       Work in process                                  47,127       36,932        42,035
       Raw materials                                     5,240        4,393         5,257
                                                      --------     --------      --------
            Total inventories                          216,930      137,403       205,165
     Future income tax benefits                         29,339       29,589        30,599
     Prepaid expenses                                   17,938       19,410        15,182
                                                      --------     --------      --------
            Total current assets                       444,089      456,387       406,063
PREPAID PENSION COST                                     4,612        4,682          -
DEFERRED INCOME TAX ASSET                                3,595        2,883         4,076
PLANT AND EQUIPMENT -
     Cost                                              788,552      776,638       751,496
     Less - Accumulated depreciation                   411,498      402,426       384,976
                                                      --------     --------      --------
            Total plant and equipment, net             377,054      374,212       366,520
                                                      --------     --------      --------
                                                      $829,350     $838,164      $776,659
                                                      ========     ========      ========
                     LIABILITIES & SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
     Accounts payable                                 $ 57,220     $ 65,642      $ 60,672
     Domestic notes payable                              5,000        5,000        10,000
     Foreign loans                                      14,294       14,922        17,513
     Current maturities on long-term debt               15,000       15,000          -
     Accrued liabilities                                90,887       82,932        90,729
     Dividends payable                                   7,810         -            7,521
     Federal and state income taxes                      3,619        6,683        (2,108)
                                                      --------     --------      --------
            Total current liabilities                  193,830      190,179       184,327
ACCRUED EMPLOYEE BENEFITS                               18,944       18,431        16,851
ACCRUED PENSION COST                                      -            -            2,021
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION           69,185       69,049        69,615
LONG-TERM DEBT                                          60,000       60,000        75,000
SHAREHOLDERS' INVESTMENT:
     Common stock-
       Authorized 60,000,000 shares, $.01 par value
       Issued and outstanding 28,927,000 shares            289          289           289
     Additional paid-in capital                         40,818       40,898        41,672
     Retained earnings                                 446,594      459,666       386,806
     Cumulative translation adjustments                   (310)        (348)           78
                                                      --------     --------      --------
            Total shareholders' investment             487,391      500,505       428,845
                                                      --------     --------      --------
                                                      $829,350     $838,164      $776,659
                                                      ========     ========      ========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (In thousands of dollars except amounts per share)
                                  (Unaudited)

                                                    First Quarter Ended
                                                  -----------------------
                                                  Sept. 29        Oct. 1
                                                    1996           1995
                                                  --------       --------
NET SALES                                         $161,731       $189,477

COST OF GOODS SOLD                                 143,762        170,336
                                                  --------       --------
     Gross profit on sales                        $ 17,969       $ 19,141

ENGINEERING, SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                        26,061         24,483
                                                  --------       --------
     Loss from operations                         $ (8,092)      $ (5,342)

INTEREST EXPENSE                                    (1,952)        (2,057)

OTHER INCOME, net                                    1,562          2,079
                                                  --------       --------
     Loss before credit
     for income taxes                             $ (8,482)      $ (5,320)

CREDIT FOR INCOME TAXES                             (3,220)        (2,020)
                                                  --------       --------
     Net loss                                     $ (5,262)      $ (3,300)
                                                  ========       ========
PER SHARE DATA* -

     Net loss                                       $ (.18)        $ (.11)
                                                    ======         ======
     Cash dividends                                 $  .27         $  .26
                                                    ======         ======

* Based on 28,927,000 shares outstanding.

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                Increase(Decrease) in Cash and Cash Equivalents
                           (In thousands of dollars)
                                  (Unaudited)


                                                           First Quarter Ended
                                                      -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                 Sept. 29, 1996   Oct. 1, 1995
                                                      --------------   ------------
     Net loss                                           $  (5,262)      $  (3,300)
     Adjustments to reconcile net loss to
       net cash provided by operating activities -
         Depreciation                                      10,698           9,882
         Loss on disposition of plant and equipment           515             353
         (Increase)decrease in operating assets -
           Accounts receivable                             14,167         (23,982)
           Inventories                                    (79,527)        (64,491)
           Other current assets                             1,722           2,111
           Other assets                                      (642)         (2,210)
         Increase(decrease) in liabilities -
           Accounts payable and accrued
             liabilities                                    4,279         (14,038)
           Other liabilities                                  649           1,727
                                                        ---------       ---------
         Net cash used in
           operating activities                         $ (53,401)      $ (93,948)
                                                        ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to plant and equipment                   $ (14,171)      $ (33,684)
     Proceeds received on sale of plant and equipment         129             188
     Purchase of short-term investments                   (15,183)           -
                                                        ---------       ---------
         Net cash used in investing activities          $ (29,225)      $ (33,496)
                                                        ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings(repayments) from domestic and
       foreign loans                                    $    (628)      $   1,110
     Dividends                                             (7,810)         (7,521)
     Purchase of common stock for treasury                   (120)            (40)
     Proceeds from exercise of stock options                   40              14
                                                        ---------       ---------
         Net cash used in financing activities          $  (8,518)      $  (6,437)
                                                        ---------       ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                  $      25       $     252
                                                        ---------       ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS               $ (91,119)      $(133,629)

CASH AND CASH EQUIVALENTS, beginning                      150,639         170,648
                                                        ---------       ---------
CASH AND CASH EQUIVALENTS, ending                       $  59,520       $  37,019
                                                        =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                      $   1,952       $   2,128
                                                        =========       =========
     Income taxes paid                                  $     422       $     797
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

     The short-term investments caption represents money market mutual fund investments that can be readily purchased or sold using established markets. These investments are stated at cost plus accrued income which equals market value.

     The sale of the Company's Menomonee Falls, Wisconsin facility for $16.3 million was completed just after the first fiscal quarter ended. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the "Reservation Period"). The contract also contains a buyout clause, at the buyer's option, of the remaining Reservation Period under certain circumstances. Given the provisions of the contract, the Company will be required to account for this as a financing transaction and, therefore, any cash received will be reflected as a liability and the net book value of the facility will continue to be shown as an asset with depreciation expense recorded each period. Imputed interest expense will be recorded and added to the deferred liability. Offsetting this will be fair value imputed lease income on the manufacturing portion of the facility. The pre-tax gain, which will be recognized at the earlier of the exercise of the buyout option or the expiration of the Reservation Period, is estimated to be $10 million to $12 million.

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


                             RESULTS OF OPERATIONS
SALES

     Sales for the first fiscal quarter ending in September 1996 were 15% or $27,746,000 lower than in the same period of the preceding year. The primary reason for this decline in dollars was a 20% decrease in engine units shipped. This was caused by customers planning to schedule their production of lawn and garden equipment later this year than last year. Partially offsetting this decrease was a small improvement in the price and mix ratio of the engines sold.


GROSS PROFIT

     The gross profit rate increased to 11% in the current fiscal year from 10% last year principally due to lower new plant start-up costs this year. The amount of gross profit decreased 6% or $1,172,000 between years because of reduced sales.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     This category increased 6% or $1,578,000 between years. This was due to increases in salaries and planned increases in manpower and other costs relating to new venture activities. Partially offsetting this was a reduction in marketing costs due to timing during the year.


INTEREST EXPENSE

     Interest expense decreased $105,000 between years due to lower borrowings offset, in part, by higher average interest rates.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OTHER INCOME

     This category decreased $517,000 or 25% because of increases in losses on the disposition of plant and equipment and reduced equity income on joint ventures.


PROVISION FOR INCOME TAXES

     The effective tax rate used in both years was 38.0%. This rate is management's estimate of what the rate will be for the entire fiscal year.


OUTLOOK

     The sale of the Company's Menomonee Falls, Wisconsin plant was completed just after the quarter ended. Because the Company retains an interest in the warehouse portion of the facility, the gain on the sale will be postponed until this interest ends. The majority of the expense of moving the Menomonee Falls manufacturing operations to available space in the Company's Wauwatosa plant will be recognized in the second quarter and should not significantly affect the results of operations.

     The outlook is little changed from that previously reported. Many retailers have made their sourcing decisions for the coming season; management knows of no changes that will have a significant effect on the business. Management is concerned that, despite good late season retail sales, inventories are somewhat higher than they were a year ago. Nevertheless, they continue to believe that, if the weather cooperates, the Company should have a good year.

     The Company will offer a final early retirement window in late fiscal 1997, in accordance with the union contract with its Milwaukee hourly employees. It is unknown how many employees will accept this offer. All elections under this window must be completed in June 1997. If all eligible employees elect to take this window, the charge to earnings could total a maximum of $53 million before taxes.




                              FINANCIAL CONDITION

     Cash, cash equivalents and short-term investments decreased $75,936,000 since the end of the previous fiscal year. This normal seasonal use of available funds and the amounts generated from depreciation and the decrease in accounts receivable financed the $79,527,000 increase in inventories and $14,171,000 in capital expenditures.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

     The increase in inventories is a result of the Company's maintenance of a stable rate of production in anticipation of a strong demand which is expected to occur in the second half of the fiscal year. Company management believes that the fiscal year-end inventory levels will be similar to the preceding year. Accounts receivable decreased because of lower sales.

     Additions to plant and equipment are $19,513,000 less than last fiscal year at this time. This reduction is because the preceding year included the completion of construction of three new engine plants, plant expansions and a new foundry. Management expects capital expenditures for reinvestment in equipment and new products to total approximately $65,000,000 in the current fiscal year--all to be financed from internal resources and the Company's lines of credit.

     The Company will make the first of five annual installments on its long-term debt in June 1997. These payments will total $15,000,000 and are shown as Current Maturities on Long-Term Debt in the accompanying balance sheet.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Certain statements in the Outlook section of Management's Discussion and Analysis and the Notes to Consolidated Condensed Financial Statements may contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions are intended to identify forward-looking statements. Company results may differ materially from those projected in the forward-looking statements. Any forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect final results. These uncertainties could include, among other things, the effects of weather; actions of competitors; changes in laws and regulations, including accounting standards; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; and foreign economic conditions, including currency rate fluctuations. Some or all of the factors are beyond the Company's control.


                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Shareholders on October 16, 1996, the only item of business was the election of directors.

(a) Election of three directors:
        The following schedule indicates the votes cast for and withheld with respect to each nominee for director.


    Name of Nominee*               For            Withheld
    ----------------               ---            --------
    Michael E. Batten          25,199,586         438,987
    Robert H. Eldridge         25,226,151         412,422
    Peter A. Georgescu         25,225,842         412,731


    *Nominees were elected to a three-year term expiring in 1999.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                    PART II - OTHER INFORMATION (Continued)



     Directors whose terms of office continue past the Annual Meeting of Shareholders include: John L. Murray, Clarence B. Rogers, Jr., John S. Shiely, Charles I. Story, Frederick P. Stratton, Jr. and Elwin J. Zarwell.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


     Exhibit
     Number             Description
     -------            -----------

       11      Computation of Earnings Per Share of Common Stock
               (Filed herewith)

       27      Financial Data Schedule
               (Filed herewith)



(b)  Reports on Form 8-K.

     On August 7, 1996, the Company filed a report on Form 8-K regarding (as disclosed in Item 5. thereof) the declaration of a dividend of one common share purchased right for each outstanding share of common stock and the entering into of a Rights Agreement on August 7, 1996 with the Firstar Trust Company.



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



                                BRIGGS & STRATTON CORPORATION
                                -----------------------------
                                        (Registrant)



Date:  November 7, 1996         /s/ R. H. Eldridge
                                ------------------------------------------
                                R. H. Eldridge
                                Executive Vice President & Chief Financial
                                Officer, Secretary-Treasurer



Date:  November 7, 1996         /s/ J. E. Brenn
                                ------------------------------------------
                                J. E. Brenn
                                Vice President and Controller