Form 10-Q
period 1996-12-29
BRIGGS & STRATTON CORP
filed 1997-02-11
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 1996

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
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                             Outstanding at
     Class                                                  February 10, 1997
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                     28,927,000 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                     Page No.

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets -
               December 29, 1996, June 30, 1996 and
               December 31, 1995                                        3

              Consolidated Condensed Statements of Earnings -
               Three Months and Six Months Ended
               December 29, 1996 and December 31, 1995                  5

              Consolidated Condensed Statements of Cash Flow -
               Six Months Ended December 29, 1996 and
               December 31, 1995                                        6

              Notes to Consolidated Condensed Financial
               Statements                                               7

     Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition                     8


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                         11

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     CONSOLIDATED CONDENSED BALANCE SHEETS
                           (In thousands of dollars)


                                     ASSETS




                                                                     Dec. 29     June 30      Dec. 31
                                                                       1996        1996        1995
                                                                     -------     -------      -------
                                                                   (Unaudited)              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                         $  3,254     $150,639    $  6,323
  Receivables, net                                                   234,525      119,346     270,142
  Inventories -
      Finished products and parts                                    179,857       96,078     156,117
      Work in process                                                 45,426       36,932      44,087
      Raw materials                                                    5,141        4,393       4,560
                                                                    --------     --------    --------
            Total inventories                                        230,424      137,403     204,764
  Future income tax benefits                                          32,870       29,589      31,744
  Prepaid expenses                                                    14,782       15,725      11,062
                                                                    --------     --------    --------
            Total current assets                                     515,855      452,702     524,035
                                                                    --------     --------    --------

OTHER ASSETS:
  Prepaid pension cost                                                 7,458        4,682         727
  Deferred income tax asset                                            5,363        2,883       4,157
  Purchased software                                                   9,045        3,685       3,734
                                                                    --------     --------    --------
            Total other assets                                        21,866       11,250       8,618
                                                                    --------     --------    --------

PLANT AND EQUIPMENT -
  Cost                                                               788,453      776,638     759,178
  Less - Accumulated depreciation                                    403,777      402,426     387,056
                                                                    --------     --------    --------
            Total plant and equipment, net                           384,676      374,212     372,122
                                                                    --------     --------    --------
                                                                    $922,397     $838,164    $904,775
                                                                    ========     ========    ========





The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION (Continued)


               CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
                           (In thousands of dollars)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT



                                                                     Dec. 29     June 30      Dec. 31
                                                                      1996         1996         1995
                                                                   -----------   -------    -----------
                                                                   (Unaudited)              (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                  $ 62,091     $ 65,642     $ 62,251
  Domestic notes payable                                              43,970        5,000      101,558
  Foreign loans                                                       16,440       14,922       20,066
  Current maturities on long-term debt                                15,000       15,000         -
  Accrued liabilities                                                 99,146       82,932       94,602
  Dividends payable                                                    7,810         -           7,521
  Federal and state income taxes                                      17,252        6,683       12,815
                                                                    --------     --------     --------
         Total current liabilities                                   261,709      190,179      298,813
                                                                    --------     --------     --------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment                     15,996         -            -
  Accrued employee benefits                                           19,465       18,431       17,260
  Accrued postretirement health care obligation                       69,034       69,049       69,143
  Long-Term debt                                                      60,000       60,000       75,000
                                                                    --------     --------     --------
         Total other liabilities                                     164,495      147,480      161,403
                                                                    --------     --------     --------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000,000 shares, $.01 par value
    Issued and outstanding 28,927,000 shares                             289          289          289
  Additional paid-in capital                                          40,705       40,898       41,327
  Retained earnings                                                  455,477      459,666      403,209
  Cumulative translation adjustments                                    (278)        (348)        (266)
                                                                    --------     --------     --------
         Total shareholders' investment                              496,193      500,505      444,559
                                                                    --------     --------     --------
                                                                    $922,397     $838,164     $904,775
                                                                    ========     ========     ========





The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
               (In thousands of dollars except amounts per share)
                                  (Unaudited)




                                                             Three Months Ended    Six Months Ended
                                                             ------------------    ----------------
                                                             Dec. 29   Dec. 31     Dec. 29   Dec. 31
                                                               1996     1995        1996      1995
                                                             -------   -------     -------   -------
NET SALES                                                   $299,664  $329,357    $461,395  $518,834

COST OF GOODS SOLD                                           242,807   263,594     386,569   433,930
                                                            --------  --------    --------  --------

     Gross profit on sales                                  $ 56,857  $ 65,763    $ 74,826  $ 84,904

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                     28,071    24,801      54,132    49,284
                                                            --------  --------    --------  --------
     Income from operations                                 $ 28,786  $ 40,962    $ 20,694  $ 35,620

INTEREST EXPENSE                                              (2,408)   (2,919)     (4,360)   (4,976)

OTHER INCOME, net                                                536       541       2,098     2,620
                                                            --------  --------    --------  --------
     Income before provision
       for income taxes                                     $ 26,914  $ 38,584    $ 18,432  $ 33,264

PROVISION FOR INCOME TAXES                                    10,220    14,660       7,000    12,640
                                                            --------  --------    --------  --------

     Net income                                             $ 16,694  $ 23,924    $ 11,432  $ 20,624
                                                            ========  ========    ========  ========

PER SHARE DATA* -

          Net income                                          $  .58    $  .82      $  .40    $  .71
                                                              ======    ======      ======    ======
          Cash dividends                                      $  .27    $  .26      $  .54    $  .52
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


                                                                          Six Months Ended
                                                                  --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                             Dec. 29, 1996     Dec. 31, 1995
                                                                  -------------     --------------
  Net income                                                        $  11,432          $  20,624
  Adjustments to reconcile net income to
    net cash provided by operating activities -
      Depreciation                                                     21,578             20,938
      Loss on disposition of plant and equipment                        1,537                680
      (Increase)decrease in operating assets -
        Accounts receivable                                          (115,179)          (176,026)
        Inventories                                                   (93,021)           (64,090)
        Other current assets                                           (2,338)             1,400
        Other assets                                                  (10,616)            (3,066)
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                                  31,042              6,337
        Other liabilities                                               1,019               (357)
                                                                    ---------          ---------
      Net cash used in
        operating activities                                        $(154,546)         $(193,560)
                                                                    ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                                  $ (33,687)         $ (51,423)
  Proceeds received on sale of plant and equipment                        112                928
  Proceeds received on sale of
    Menomonee Falls, Wisconsin facility                                15,996               -
                                                                    ---------          ---------
      Net cash used in investing activities                         $ (17,579)         $ (50,495)
                                                                    ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from domestic and
   foreign loans                                                    $  40,488          $  95,221
  Dividends                                                           (15,621)           (15,042)
  Purchase of common stock for treasury                                  (301)              (547)
  Proceeds from exercise of stock options                                 108                176
                                                                    ---------          ---------
      Net cash provided from financing activities                   $  24,674          $  79,808
                                                                    ---------          ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                              $      66          $     (78)
                                                                    ---------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           $(147,385)         $(164,325)

CASH AND CASH EQUIVALENTS, beginning                                  150,639            170,648
                                                                    ---------          ---------

CASH AND CASH EQUIVALENTS, ending                                   $   3,254          $   6,323
                                                                    =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                     $   4,217          $   4,596
                                                                    =========          =========
  Income taxes paid                                                 $   2,075          $   2,576
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

     The new balance sheet caption entitled "Purchased Software" represents costs of software purchased for use in the Company's business. Amortization of Purchased Software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $3,562,000, $3,367,000, and $2,666,000 as of December 29, 1996, June 30, 1996 and December 31, 1995. Purchased Software on prior period balance sheets was reclassified from Prepaid Expense to the current caption.

     The sale of the Company's Menomonee Falls, Wisconsin facility for $16.3 million (less costs to sell) was completed at the beginning of the second fiscal quarter. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the "Reservation Period"). The contract also contains a buyout clause, at the buyer's option and under certain circumstances, of the remaining Reservation Period. Given the provisions of the contract, the Company is required to account for this as a financing transaction. Under this method, the cash received is reflected as a deferred liability, and the assets and the accumulated depreciation remain on the Company's books. Depreciation expense continues to be recorded each period, and imputed interest expense is also recorded and added to the deferred liability. Offsetting this is the fair value lease income on the non-Company occupied portion of the building. A pretax gain, which will be recognized at the earlier of the exercise of the buyout option or the expiration of the Reservation Period, is estimated to be $10 million to $12 million.

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


                             RESULTS OF OPERATIONS
SALES

     Net sales for the second fiscal quarter of 1997 decreased 9% or $29,693,000 compared to the same period in the preceding year. The primary reason for this decline in sales dollars was a 15% decrease in engine shipments. The unit decrease is the result of lawn and garden equipment manufacturers building products later and as close as possible to the time they are needed by retailers. The Company's largest customers have increased their peak production capacity, which allows them to concentrate more of their production in winter and early spring. The result was less demand for engines in the second quarter. The decrease in unit volume was primarily in small engines which have lower selling prices. Accordingly, the Company experienced a favorable mix impact which partially offset the unit volume decline.

     Net sales for the six months ended December 1996 decreased 11% or $57,439,000 compared to the same period in the prior year. Unit engine sales were down 16%. The same reasons as described above apply to this six-month period.


GROSS PROFIT

     Gross profit decreased 14% or $8,906,000 between comparable quarters, primarily because of the reduced volume described above. The gross profit rate declined from 20% last year to 19% in the current year. This decrease was principally due to a change of an accounting estimate totaling $3,477,000 for employees who had accepted an early retirement window in fiscal 1995 and subsequently canceled their acceptance in the second quarter of fiscal 1996.

     Gross profit for the six months ended December 1996 decreased 12% or $10,078,000, also due to the reduction in sales. The gross profit rate was 16% in each six-month period. If the credit for the retirement window is removed from the comparison, the gross profit rate would have shown a 1% improvement in the current year, primarily due to net lower costs in the current year related to the Company's new engine plants because of labor rate savings.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     This category of expenses increased 13% or $3,270,000 between the second fiscal quarter of 1997 and 1996. This was due to increases in salaries and planned increases in manpower and other costs relating to new venture activities.

     The 10% or $4,848,000 increase in this category for the six-month comparison was due to the same factors as described above, partially offset by a reduction in marketing costs due to timing during the year.


INTEREST EXPENSE

     Interest expense decreased in both the three-month period and six-month period. This was due to lower borrowings offset, in part, by higher average interest rates.


PROVISION FOR INCOME TAXES

     The effective income tax rate used in all periods was 38.0%, which reflects management's estimate of the rate for the entire year.


OUTLOOK

     The changing seasonal pattern of sales described earlier should result in increased demand in the second half of the year. Based on customer expectations, orders actually placed, and favorable econometric forecasts, and assuming normal spring weather, management expects unit shipments for the full fiscal year to be somewhat higher than for the preceding year.

     The Company will offer a final early retirement window in late fiscal 1997, in accordance with the current union contract with its Milwaukee hourly employees. It is unknown how many employees will accept this offer. All elections under this window must be completed in June 1997. If all eligible employees elect to take this window, the charge to earnings could total a maximum of $53 million before taxes.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                              FINANCIAL CONDITION

     Cash used in operating activities was $154,546,000. This resulted from increased accounts receivable of $115,179,000 and increased inventories of $93,021,000 due to the normal seasonality of the business. This was offset by depreciation of $21,578,000 and an increase in accrued liabilities as a result of the timing of payments.

     Cash used in investing activities was $17,579,000 which was comprised of additions to plant and equipment, offset by proceeds received on the disposition of our Menomonee Falls facility as previously discussed. Additions to plant and equipment totaled $33,687,000 through December 1996. Management expects capital expenditures for reinvestment in equipment and new products to total approximately $65,000,000 in the current fiscal year--all to be financed from internal resources and the Company's lines of credit.

     During the six-month period the Company increased its short-term borrowings by $40,488,000 under its lines of credit, primarily to finance seasonal increases in working capital. The Company also paid $15,621,000 of dividends during the period.

     The Company will make the first of five annual installments on its long-term debt in June 1997. These payments will total $15,000,000 and are shown as Current Maturities on Long-Term Debt in the accompanying balance sheet.



                                 OTHER MATTERS

     The sale of the Company's Menomonee Falls, Wisconsin plant was completed at the beginning of the second quarter. The required accounting for this transaction is described in a footnote on page 7. The move from the manufacturing portion of this building to available space in the Company's Wauwatosa plant was completed by the end of the quarter.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation." This standard establishes financial accounting and reporting standards for stock-based employee compensation. The Company adopted the pro forma disclosure requirements of the statement which will be presented in the fiscal year-end 1997 annual report, and will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, as allowed by the new standard.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                               EMISSION STANDARDS

     The U.S. Environmental Protection Agency (EPA) and several engine manufacturers, including Briggs & Stratton Corporation, recently announced an agreement in principle to further cut pollution emitted by gasoline engines. These reductions are expected to be incorporated into the EPA's Phase Two emission standards to be issued later in 1997 and to be phased in from 2001 to 2005. While it is impossible to precisely quantify the cost of compliance until the standards are actually issued, the Company believes compliance with the new standards will not have a material effect on its financial position or results of operations.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Certain statements in the Outlook, Financial Condition and Emission Standards sections of Management's Discussion and Analysis and the Notes to Consolidated Condensed Financial Statements may contain forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions are intended to identify forward-looking statements. Company results may differ materially from those projected in the forward-looking statements. Any forward-looking statements are based on management's current views and assumptions and involve risks and uncertainties that could significantly affect final results. These uncertainties could include, among other things, the effects of weather; actions of competitors; changes in laws and regulations, including accounting standards; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; and foreign economic conditions, including currency rate fluctuations. Some or all of the factors are beyond the Company's control.


                          PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit
    Number         Description
    ------         -----------
      11        Computation of Earnings Per Share of Common Stock
                (Filed herewith)

      27        Financial Data Schedule
                (Filed herewith)

(b) Reports on Form 8-K.

    There were no reports on Form 8-K for the second quarter ended December 29, 1996.

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

                             BRIGGS & STRATTON CORPORATION
                             (Registrant)

Date:  February 10, 1997     /s/  R. H. Eldridge
                             -----------------------------------
                             R. H. Eldridge
                             Executive Vice President & Chief Financial Officer,
                             Secretary-Treasurer


Date:  February 10, 1997     /s/  J. E. Brenn
                             -----------------------------------
                             J. E. Brenn
                             Vice President and Controller