Form 10-Q
period 1997-03-30
BRIGGS & STRATTON CORP
filed 1997-05-14
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 30, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to
                                      ---------------    ---------------

Commission file number 1-1370

                         BRIGGS & STRATTON CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Wisconsin                                             39-0182330
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


           12301 West Wirth Street, Wauwatosa, Wisconsin    53222
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

                                                                 Outstanding at
      Class                                                        May 12, 1997
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        28,927,000 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                   Page No.
                                                                   --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:


            Consolidated Condensed Balance Sheets -
             March 30, 1997 and June 30, 1996                           3

            Consolidated Condensed Statements of Income -
             Three Months and Nine Months Ended
             March 30, 1997 and March 31, 1996                          5

            Consolidated Condensed Statements of Cash Flow -
             Nine Months Ended March 30, 1997 and
             March 31, 1996                                             6

            Notes to Consolidated Condensed Financial
             Statements                                                 7

     Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition                     8


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                         12

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     CONSOLIDATED CONDENSED BALANCE SHEETS
               (In thousands of dollars except amounts per share)


                                     ASSETS


                                                     March 30           June 30
                                                       1997               1996
                                                   ----------         -----------
                                                   (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $  62,871         $  150,639
  Receivables, net                                    276,405            119,346
  Inventories -
     Finished products and parts                      114,699             96,078
     Work in process                                   37,830             36,932
     Raw materials                                      4,866              4,393
                                                    ---------         ----------
         Total inventories                            157,395            137,403
  Future income tax benefits                           33,607             29,589
  Prepaid expenses                                     13,571             15,725
                                                    ---------         ----------
         Total current assets                         543,849            452,702
                                                    ---------         ----------

OTHER ASSETS:
  Prepaid pension cost                                  8,471              4,682
  Deferred income tax asset                             5,403              2,883
  Purchased software                                   10,217              3,685
                                                    ---------         ----------
         Total other assets                            24,091             11,250
                                                    ---------         ----------

PLANT AND EQUIPMENT -
  Cost                                                802,764            776,638
  Less - Accumulated depreciation                     410,871            402,426
                                                    ---------         ----------
         Total plant and equipment, net               391,893            374,212
                                                    ---------         ----------
                                                    $ 959,833         $  838,164
                                                    =========         ==========



The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                   PART I - FINANCIAL INFORMATION (Continued)



               CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
               (In thousands of dollars except amounts per share)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT


                                                             March 30           June 30
                                                               1997               1996
                                                          -------------        -----------
                                                            (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                         $   77,680          $  65,642
  Domestic notes payable                                        5,000              5,000
  Foreign loans                                                17,533             14,922
  Current maturities of long-term debt                         15,000             15,000
  Accrued liabilities                                         106,535             82,932
  Dividends payable                                             7,810                -
  Federal and state income taxes                               30,231              6,683
                                                           ----------          ---------
         Total current liabilities                            259,789            190,179
                                                           ----------          ---------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment              15,981                -
  Accrued employee benefits                                    19,982             18,431
  Accrued postretirement health care obligation                69,853             69,049
  Long-term debt                                               60,000             60,000
                                                           ----------          ---------
         Total other liabilities                              165,816            147,480
                                                           ----------          ---------

SHAREHOLDERS' INVESTMENT:
  Common stock-
     Authorized 60,000,000 shares, $.01 par value
     Issued and outstanding 28,927,000 shares                     289                289
  Additional paid-in capital                                   40,533             40,898
  Retained earnings                                           494,181            459,666
  Cumulative translation adjustments                             (775)              (348)
                                                           ----------          ---------
         Total shareholders' investment                       534,228            500,505
                                                           ----------          ---------
                                                           $  959,833          $ 838,164
                                                           ==========          =========




The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
               (In thousands of dollars except amounts per share)
                                  (Unaudited)


                                               Three Months Ended         Nine Months Ended
                                            ----------------------    ------------------------
                                              March 30    March 31      March 30      March 31
                                                1997        1996          1997          1996
                                              --------    --------      --------      ---------
NET SALES                                   $  475,955  $  460,201    $  937,350     $  979,035

COST OF GOODS SOLD                             368,836     356,119       755,405        790,049
                                            ----------  ----------    ----------     ----------

     Gross profit on sales                     107,119     104,082       181,945        188,986

ENGINEERING, SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                    30,847      30,055        84,979         79,339
                                            ----------  ----------    ----------     ----------

     Income from operations                     76,272      74,027        96,966        109,647

INTEREST EXPENSE                                (2,691)     (2,879)       (7,051)        (7,855)

OTHER INCOME, net                                1,453       1,798         3,551          4,418
                                            ----------  ----------    ----------     ----------

     Income before provision
       for income taxes                         75,034      72,946        93,466        106,210

PROVISION FOR INCOME TAXES                      28,520      27,720        35,520         40,360
                                            ----------  ----------    ----------     ----------
     Net income                             $   46,514  $   45,226    $   57,946     $   65,850
                                            ==========  ==========    ==========     ==========
PER SHARE DATA* -

        Net income                             $  1.60     $  1.57       $  2.00        $  2.28
                                               =======     =======       =======        =======

        Cash dividends                         $   .27     $   .26       $   .81        $   .78
                                               =======     =======       =======        =======


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


                                                                  Nine Months Ended
                                                          -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                     March 30, 1997       March 31, 1996
                                                          --------------       --------------
  Net income                                               $   57,946           $   65,850
  Adjustments to reconcile net income to
    net cash provided by operating activities -
     Depreciation                                              32,278               31,704
     Loss on disposition of plant and equipment                 2,201                1,318
     (Increase)decrease in operating assets -
        Accounts receivable                                  (157,059)            (179,194)
        Inventories                                           (19,992)              10,399
        Other current assets                                   (1,864)              (1,589)
        Other assets                                          (12,841)              (5,961)
     Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                          66,999               45,780
        Other liabilities                                       2,355                  493
                                                           ----------           ----------
     Net cash used in
        operating activities                                  (29,977)             (31,200)
                                                           ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                            (52,423)             (65,341)
  Proceeds received on sale of plant and equipment                163                1,006
  Proceeds received on sale of
    Menomonee Falls, Wisconsin facility                        15,981                   -
                                                           ----------           ----------
     Net cash used in investing activities                    (36,279)             (64,335)
                                                           ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from domestic and
    foreign loans                                               2,611                7,556
  Dividends                                                   (23,431)             (22,563)
  Purchase of common stock for treasury                          (550)              (1,032)
  Proceeds from exercise of stock options                         185                  335
                                                           ----------           ----------

     Net cash used in financing activities                    (21,185)             (15,704)
                                                           ----------           ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                           (327)                (251)
                                                           ----------           ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                     (87,768)            (111,490)

CASH AND CASH EQUIVALENTS, beginning                          150,639              170,648
                                                           ----------           ----------
CASH AND CASH EQUIVALENTS, ending                          $   62,871           $   59,158
                                                           ==========           ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                            $    7,051           $    7,905
                                                           ==========           ==========
  Income taxes paid                                        $   17,766           $   15,795
                                                           ==========           ==========



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

     The new balance sheet caption entitled "Purchased Software" represents costs of software purchased for use in the Company's business. Amortization of Purchased Software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $3,972,000 and $3,367,000 as of March 30, 1997 and June 30, 1996, respectively. Purchased Software on prior period balance sheets was reclassified from Prepaid Expense to the current caption.

     The sale of the Company's Menomonee Falls, Wisconsin facility for approximately $16.0 million was completed at the beginning of the fiscal quarter ended December 29, 1996. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the "Reservation Period"). The contract also contains a buyout clause, at the buyer's option and under certain circumstances, of the remaining Reservation Period. Under the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate", the Company is required to account for this as a financing transaction as the Company continues to have substantial involvement with the facility during the Reservation Period or until the buyout option is exercised. Under this method, the cash received is reflected as a deferred liability, and the assets and the accumulated depreciation remain on the Company's books. Depreciation expense continues to be recorded each period, and imputed interest expense is also recorded and added to the deferred liability. Offsetting this is the imputed fair value lease income on the non-Company occupied portion of the building. A pretax gain, which will be recognized at the earlier of the exercise of the buyout option or the expiration of the Reservation Period, is estimated to be $10 million to $12 million. The annual cost of operating the warehouse portion of the facility is not material.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share."
This statement establishes a new standard for computing and presenting earnings per share in financial statements. The Company will adopt the new standard in its fiscal 1997 year end financial statements. The impact of adoption of this standard will not be material to the Company's results of operations.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following is management's discussion and analysis of the Company's results of operations and financial condition for the periods included in the accompanying consolidated condensed financial statements.


                             RESULTS OF OPERATIONS
SALES

     Net sales for the three months ended March 30, 1997 increased 3% or $15.8 million compared to the same period in the prior year. The primary reason for this change was an increase of 2% in engine unit shipments. Engine sales dollars increased at the same rate as the unit increase. The additional 1% sales dollar increase is the result of higher service sales volume.

     Net sales for the nine months ended March 30, 1997 decreased 4% or $41.7 million compared to the same period in the prior year. The primary reason for this decline was a 7% decrease in engine unit shipments. This unit decrease is the result of lawn and garden equipment manufacturers building products later and as close as possible to the time they are needed by retailers. The Company's largest customers have increased their peak production capacities which allows them to concentrate more of their production in winter and early spring. This resulted in reduced demand for engines for the nine months ended March 30, 1997 as compared to the same period in the prior year. Most of the volume decrease was in the Company's small engines which have a lower selling price, and thus there was a favorable price and mix impact of 3% which offset part of the unit volume decline.


GROSS PROFIT

     Gross profit for the three months ended March 30, 1997 increased $3.0 million or 3% when compared to the same period in the preceding year, also due to the increase in sales. The gross profit rate was 23% in each three-month period. For the three months ended March 30, 1997, the impact of increases in the unit price of aluminum totaling $1.2 million, and additional warranty expenses of $4.6 million due to claims experience, were offset by lower labor costs in the Company's new engine plants.

     Gross profit for the nine months ended March 30, 1997 decreased 4% or $7.0 million compared to the same period in the prior year due to the reduction in sales. The gross profit rate was 19% in each nine-month period. For the nine months ended March 30, 1997, the gross profit rate was negatively impacted by increases in the unit price of aluminum totaling $1.8 million, increases in warranty expenses totaling $4.8 million due to claims experience, and the absence in the current nine-month period of the $3.5 million credit for employees who had accepted an early retirement and canceled their acceptance in the second quarter of fiscal 1996. Savings from lower labor costs at the Company's new engine plants fully offset the preceding factors impacting the gross profit rate.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Engineering, selling, general and administrative expenses for the three months ended March 30, 1997 increased 3% or $.8 million compared to the same period in the prior year. This increase was primarily due to costs incurred in new engine development which accounted for approximately one-half of this increase.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

     Engineering, selling, general and administrative expenses for the nine months ended March 30, 1997 increased 7% or $5.6 million compared to the same period in the prior year. This increase was primarily due to increased salaries of $1.2 million, and planned increases in manpower and other costs of $2.0 million relating to new venture activities.


INTEREST EXPENSE

     Interest expense decreased 7% or $.2 million for the three months ended March 30, 1997 compared to the same period in the prior year and decreased 10% or $.8 million for the nine months ended March 30, 1997 compared to the same period in the prior year. Both of these decreases were due primarily to the impact of lower borrowings.


PROVISION FOR INCOME TAXES

     The effective income tax rate was 38% in all periods. This reflects management's estimate of the rate for the entire year.


                        LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $30.0 million during the nine months ended March 30, 1997 and $31.2 million for the same period in the preceding year. Seasonal increases in accounts receivable were $157.1 million in the nine months ended March 30, 1997 and $179.2 million in the nine months ended March 31, 1996. This increase in accounts receivable was offset by funds generated by net income before depreciation ($90.2 million in the nine months ended March 30, 1997 and $97.6 million in the nine months ended March 31, 1996) and an increase in accounts payable and accrued liabilities ($67.0 million in the nine months ended March 30, 1997 and $45.8 million in the nine months ended March 31, 1996). The larger increase in accrued liabilities in the nine months ended March 30, 1997 is primarily attributable to lower payments of profit sharing accruals in that period as compared to the same period in 1996.

     Cash used in investing activities was $36.3 million in the nine months ended March 30, 1997 and $64.3 million in the same period in 1996. This decrease was caused by $12.9 million less of additions to plant and equipment in the nine months ended March 30, 1997 as compared to the nine months ended March 31, 1996. The first nine months of fiscal 1996 contained expenditures for four new plants which were completed in that year. Proceeds received on the sale of plant and equipment totaled $16.1 million in the nine months ended March 30, 1997 and $1.0 million in the nine months ended March 31, 1996. The nine-month 1997 amount contains the proceeds received on the disposition of the Company's Menomonee Falls facility, as described in the footnotes accompanying the financial statements contained herein. Management expects capital expenditures for reinvestment in equipment and new products to total approximately $65 million in the full 1997 fiscal year--all expected to be financed from internal resources and the Company's credit facilities.

     Cash used in financing activities totaled $21.2 million in the nine months ended March 30, 1997 and $15.7 million in the nine months ended March 31, 1996. The Company increased its short-term borrowings by $2.6 million in the nine months ended March 30, 1997 and $7.6 million in the nine months ended March 31, 1996 to finance its seasonal working capital needs. Dividends were $23.4 million and $22.6 million in the nine months ended March 30, 1997 and March 31, 1996, respectively.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

     The Company will make the first of five annual installments on its 9.21% notes in June 1997. The first installment of these payments will total $15.0 million and is shown as Current Maturities of Long-Term Debt in the accompanying balance sheet.


                       PLANNED REPURCHASE OF COMMON STOCK

     On April 16, 1997, the Company's Board of Directors authorized the Company to repurchase its common stock pursuant to a "dutch auction" self-tender offer. The self-tender is for up to 5.875 million shares of the Company's common stock. The tender offer price is from $43 to $51 per share in cash. The offer commenced on Tuesday, April 22, 1997, and will expire at 5:00 p.m. New York City time on Tuesday, May 20, 1997, unless extended.

     The tender offer is subject to various terms and conditions described in offering materials distributed to shareholders. Under the terms of the tender offer, the Company's shareholders have been given the opportunity to specify prices within the Company's stated price range at which they are willing to tender their shares. Upon receipt of tenders, the Company will determine a final price that enables it to purchase up to the stated amount of shares from those shareholders who agreed to sell at or below the selected purchase price. All shares purchased will be at the determined price. If more than 5.875 million shares are tendered at or below the purchase price, there will be a proration. The offer will not be contingent upon any minimum number of shares being tendered. The Company currently has 28,927,000 shares of common stock outstanding. The Company has entered into a new credit facility allowing borrowings of up to $250 million (which replaces the Company's domestic lines of credit) to finance a portion of the tender offer and its seasonal working capital needs. The term of the new credit facility is five years, and it contains certain restrictive covenants.

     The Company expects to offer $75 million of unsecured and unsubordinated five-year notes and $100 million of unsecured and unsubordinated ten-year notes subject to effectiveness of an SEC registration statement. The net proceeds of the offering will be used to reduce borrowings under the credit facility described above.

     The Company's results of operations and financial position will be significantly impacted by the debt offering, the tender offer and the Company's new credit facility. The Company will experience increased interest expense as a result of the offering and from increased borrowings under the Company's new credit facility to fund seasonal working capital requirements as the Company expects to use $127 million of available cash to fund a portion of the tender offer. The foregoing transactions will result in a more leveraged financial position for the Company relative to its historical position. The repurchase of common stock pursuant to the tender offer is expected to result in the Company paying less total cash dividends in relation to historical aggregate cash dividend amounts. Management believes that the new credit facility and cash generated from operations will be adequate to fund the Company's working capital requirements for the foreseeable future.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 OTHER MATTERS

     The sale of the Company's Menomonee Falls, Wisconsin plant was completed at the beginning of the second quarter of the 1997 fiscal year. The required accounting for this transaction is described in the footnotes accompanying the financial statements contained herein. The move from the manufacturing portion of this building to available space in the Company's Wauwatosa, Wisconsin plant was completed by the end of the second fiscal quarter of the 1997 fiscal year.


                               EMISSION STANDARDS

     The Federal Environmental Protection Agency (EPA) is developing national emission standards under a two phase process for equipment powered by small air cooled engines. In 1995, the EPA promulgated its Phase One emission standards, which will be reflected in the Company's 1998 model year engines. The EPA and several engine manufacturers, including the Company, recently announced an agreement in principle to further cut pollution emitted by gasoline engines. These reductions are expected to be incorporated into the EPA's Phase Two emission standards to be issued later in 1997 and to be phased in from 2001 to 2005. While it is impossible to precisely quantify the cost of compliance until the standards are issued, the Company believes compliance with the new standards will not have a material adverse effect on its financial position or results of operations.

     The California Air Resources Board (CARB) has also adopted emission standards to be effective in two tiers. Tier One was effective as of August 1995. Changes to engine models that were necessary to comply with Tier One have been made. Recently CARB has granted the Company's request that the California standard for carbon monoxide be modified to harmonize it with that adopted by the EPA. As a result of this change, a wider range of the Company's engines will meet California's current emission standards. The costs to comply with the Tier One California standards did not have a material adverse effect on the Company's financial position or results of operations.

     Tier Two of the CARB engine emission standards will not be effective until 1999 or later. CARB has directed its staff to review its Tier Two standards in light of technological and economic issues raised by the industry. In the event the Company is unable to comply with future standards and they remain unchanged, the Company believes that any resulting downturn in sales will not have a material adverse effect on the Company's financial position or results of operations.


                                    OUTLOOK

     The lawn and garden equipment selling season is off to a strong start because of an early spring in the Southeast. Retailers are reporting significant sales increases. Equipment manufacturers did not reach full production levels until the second half of the Company's third quarter and will have to maintain peak levels well into May to meet strong demand from retailers. If favorable weather continues in the Southeast and spreads to the Midwest and Northeast, the Company believes that it should have a good fourth quarter. Management believes that unit shipments for the full fiscal year will be up modestly despite being down 7% for the nine months.

     The Company will offer an early retirement window in late fiscal 1997 in accordance with the present union contract with its Milwaukee hourly employees. It is unknown how many employees will accept this offer. All elections under this window must be completed in June 1997. The Company has made preliminary estimates of the cost of this window. Those estimates total approximately $40 million to $45 million before taxes which will be charged to earnings during the last quarter of fiscal 1997.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Certain statements in the "Outlook", "Liquidity and Capital Resources", "Repurchase of Common Stock" and "Emission Standards" sections of Management's Discussion and Analysis of Results of Operations and Financial Condition and in the Notes to Consolidated Condensed Financial Statements are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The words "anticipate", "believe", "estimate", "intend" and "expect" and similar expressions are intended to identify such forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of weather on the purchasing patterns of the Company's customers and end use purchasers of the Company's engines; the seasonal nature of the Company's business; actions of competitors; changes in laws and regulations, including accounting standards; employee relations; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; and foreign economic conditions, including currency rate fluctuations. Some or all of the factors are beyond the Company's control.



                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        Exhibit
        Number         Description
        -------        -----------
          11      Computation of Earnings Per Share of Common Stock
                  (Filed herewith)

          12      Computation of Ratio of Earnings to Fixed Charges
                  (Filed herewith)

          27      Financial Data Schedule
                  (Filed herewith)


(b)  Reports on Form 8-K.

     On April 17, 1997, the Company filed a report on Form 8-K regarding
     (as disclosed in Item 5. thereof) a Company press release dated April 16, 1997 that discloses, among other things, a self tender offer for up to
     5.875 million shares of common stock, the declaration of a dividend and the unaudited operating results of the Company for the third fiscal quarter of 1997.

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


                                        BRIGGS & STRATTON CORPORATION
                                              (Registrant)


Date:  May 12, 1997                       /s/  R. H. Eldridge
                                        ------------------------------------
                                        R. H. Eldridge
                                        Executive Vice President & Chief
                                        Financial Officer,
                                        Secretary-Treasurer



Date:  May 12, 1997                       /s/  J. E. Brenn
                                        ------------------------------------
                                        J. E. Brenn
                                        Vice President and Controller

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX






 Exhibit
  Number             Description
 ---------           -----------

   11        Computation of Earnings Per Share of Common Stock
             (Filed herewith)

   12        Computation of Ratio of Earnings to Fixed Charges
             (Filed herewith)

   27        Financial Data Schedule
             (Filed herewith)