Form 10-K405
period 1997-06-29
BRIGGS & STRATTON CORP
filed 1997-09-25
CIK 14195

                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


(Mark One)
  [X]         ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended JUNE 29, 1997
                                           -------------
                                     OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from               to
                                            --------------  ------------


Commission file number 1-1370

                        BRIGGS & STRATTON CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        A Wisconsin Corporation                            39-0182330
     --------------------------------                  ---------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification No.)

      12301 WEST WIRTH STREET
        WAUWATOSA, WISCONSIN                                  53222
    ----------------------------------------               -----------
    (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  414-259-5333

Securities registered pursuant to Section 12(b) of the Act:


       Title of Each Class                    Name of Each Exchange on Which Registered
       -------------------                    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,208,042,000 based on the reported last sale price of such securities as of August 28, 1997.

Number of Shares of Common Stock Outstanding at August 28, 1997: 25,004,762.

                     DOCUMENTS INCORPORATED BY REFERENCE
                     -----------------------------------
                                       Part of Form 10-K Into Which Portions
               Document                     of Document are Incorporated
               --------               ---------------------------------------
    Annual Report to Shareholders
    for year ended June 29, 1997                Parts I (Item 1) and II

 Proxy Statement for Annual Meeting
       on October 15, 1997                            Part III

The Exhibit Index is located on page 9.

                              TABLE OF CONTENTS





Item                                                                                                              Page
----                                                                                                              ----
                                   PART I
1.   Business                                                                                                       1

2.   Properties                                                                                                     3

3.   Legal Proceedings                                                                                              3

4.   Submission of Matters to a Vote of Security Holders                                                            3

     Executive Officers of the Registrant                                                                           4


                             PART II

5.   Market for the Registrant's Common Equity and Related Stockholder Matters                                      6

6.   Selected Financial Data                                                                                        6

7.   Management's Discussion and Analysis of Financial Condition and Results of Operations                          6

7A.  Quantitative and Qualitative Disclosure About Market Risk                                                      6

8.   Financial Statements and Supplementary Data                                                                    6

9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                           6

                                   PART III

10.  Directors and Executive Officers of the Registrant                                                             6

11.  Executive Compensation                                                                                         6

12.  Security Ownership of Certain Beneficial Owners and Management                                                 6

13.  Certain Relationships and Related Transactions                                                                 6


                                   PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                               7

     Signatures                                                                                                     8


                                   PART I

Item 1. Business

General

Briggs & Stratton Corporation is the world's largest producer of air cooled gasoline engines for outdoor power equipment. The Company designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are aluminum alloy gasoline engines ranging from 3 through 22 horsepower.

The Company's engines are used primarily by the lawn and garden equipment industry, which accounted for 81% of fiscal 1997 OEM engine sales. The major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 19% of OEM sales in fiscal 1997 were for use on many products for industrial, agricultural and consumer applications, including generators, pumps and pressure washers. Many retailers specify the Company's engines on the powered equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that its engine is just a component. Briggs & Stratton engines are marketed under various brand names including Classic(TM), Sprint(TM), Quattro(TM), Quantum(R), INTEK(TM), I/C(R), Diamond I/C(R), Industrial Plus(TM) and Vanguard(TM).

In fiscal 1997, approximately 23% of the Company's net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Canada, France, Germany, New Zealand, Sweden, the United Kingdom and Mexico. The Company is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. The Company also exports to developing nations where its engines are used in agricultural, marine and other applications.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. The Company's marketing staff and engineers provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. The Company owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to approximately 30,000 independently owned authorized service dealers throughout the world. These distributors and service dealers implement Briggs & Stratton's commitment to reliability and service.

Customers

The Company's sales are primarily made directly to original equipment manufacturers. The Company's three largest customers accounted for 46%, 48% and 44% of net sales in fiscal 1997, 1996 and 1995, respectively. Sales to the Company's largest engine customer, MTD Products Inc., were 21%, 21% and 18% of net sales in fiscal 1997, 1996 and 1995, respectively. Sales to its second largest customer, AB Electrolux (including its Frigidaire Home Products group), were 14%, 14% and 12% of net sales in fiscal 1997, 1996 and 1995, respectively, and sales to its third largest customer, Tomkins PLC (including its Murray product line), were 11%, 13% and 14% of net sales in fiscal 1997, 1996 and 1995, respectively. Under purchasing plans available to all of its gasoline engine customers, the Company typically enters into annual engine supply arrangements with these customers. The Company has no reason to anticipate a change in this practice or in its historical business relationships with these equipment manufacturers.

Over the past several years, sales in the United States of lawn and garden equipment by mass merchandisers have increased significantly, while sales by independent distributors and dealers have declined. The Company believes that in 1997 more than 75% of all lawn and garden equipment sold in the United States was sold through mass merchandisers such as Sears, Wal-Mart, Kmart, Home Depot and Lowe's. Given the buying power of the mass merchandisers, the Company, through its customers, has experienced pricing pressure. The
Company expects that this trend will continue in the foreseeable future. The Company believes that a similar trend is developing for commercial products for industrial and consumer applications.

Competition

The small gasoline engine industry is highly competitive. The Company's major domestic competitors in engine manufacturing are Tecumseh Products Company, Honda Motor Co., Ltd., Kohler Co. and Kawasaki Heavy Industries, Ltd. Also, two domestic lawn mower manufacturers, Toro Co. under its Lawn-Boy brand, and Honda, manufacture their own engines. Eight Japanese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with the Company in world markets in the sale of engines and indirectly through their sale of end products that compete with the end products produced by the Company's customers. Tecumseh Europa S.p.A., located in Italy, is a major competitor in Europe.

The Company believes the major areas of competition from all engine manufacturers include product quality, brand strength, price, timely delivery and service. Other factors affecting competition are short-term market share objectives, short-term profit objectives, exchange rate fluctuations, technology and product support and distribution strength. Briggs & Stratton believes its product quality and service reputation have given it strong brand name recognition and enhance its competitive position.

Seasonality of Demand

Sales of engines to lawn and garden equipment manufacturers are highly seasonal because of the buying patterns of retail customers. The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Sales of lawn and garden equipment are also influenced by weather conditions. Sales in the Company's fiscal third quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest.

The sale of lawn and garden equipment has shifted from smaller dealers to larger mass merchandisers, who do not wish to carry large inventories of lawn and garden equipment. In order to efficiently use its capital investments and meet seasonal demand for engines, the Company pursues a balanced production schedule throughout the year, subject to ongoing adjustment to reflect changes in estimated demand, customer inventory levels and other matters outside the control of the Company. Accordingly, inventory levels are generally higher during the first and second fiscal quarters in anticipation of increased customer demand in the third fiscal quarter, at which time inventory levels begin to decrease as sales increase.

In recent years, lawn and garden equipment manufacturers have tended to place orders with engine manufacturers and to take deliveries later in the selling season, specifically later in the Company's third fiscal quarter and in the Company's fourth fiscal quarter. This seasonal pattern results in high inventories and receivables and low cash for the Company in the second and the beginning of the third fiscal quarters, with a rapid shift to lower inventories and receivables and ultimately higher cash in the latter portion of the third fiscal quarter and in the fourth fiscal quarter.

Manufacturing

Briggs & Stratton manufactures engines and parts at the following locations in the United States: Wauwatosa, Wisconsin; Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama; and Statesboro, Georgia. The Company has a parts distribution center in Menomonee Falls, Wisconsin. Parts and components are manufactured at foundries located in West Allis, Wisconsin and Ravenna, Michigan. The Company believes that it has adequate capacity to meet its currently anticipated production needs.

Briggs & Stratton manufactures a majority of the structural components used in its engines, including ductile iron castings, aluminum die castings and a high percentage of other major components, such as carburetors and ignition systems. The Company purchases certain finished standard commercial parts such as piston rings, spark plugs, valves, grey iron castings, zinc die castings and plastic components, some stampings and screw machine parts and smaller quantities of other components. Raw material purchases are principally for aluminum and steel. The Company believes its sources of supply are adequate.

The Company has joint ventures with Daihatsu Motor Company for the manufacture of engines in a plant near Osaka, Japan; with Puling Machinery Works and Yimin Machinery Plant for the production of engines in a plant in Chongqing, China; and with Starting Industrial of Japan for the production of rewind starters in a plant located in Poplar Bluff, Missouri. The Company also has a strategic relationship with Mitsubishi Heavy Industries (MHI) for the international distribution of engines for outdoor power equipment manufactured by MHI in Japan.

Other General Information

The Company holds certain patents on features incorporated in its products; however, the success of the Company's business is not considered to be primarily dependent upon patent protection. Licenses, franchises and concessions are not a material factor in the Company's business.

For the years ending June 29, 1997, June 30, 1996 and July 2, 1995, the Company spent approximately $19,525,000, $15,019,000 and $13,112,000, respectively, on Company sponsored research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by the Company during the fiscal year was 7,560. Employment ranged from a low of 7,126 in August 1996 to a high of 7,858 in February 1997.

Financial Information About Industry Segments

Financial information about industry segments prior to the spin-off of the automotive lock division in February 1995 appears in Note 4 of the Notes to Consolidated Financial Statements in the 1997 Annual Report to Shareholders and is incorporated herein by reference.

Export Sales

Export sales for fiscal 1997 were $304,230,000 (23% of total sales), for fiscal 1996 were $323,747,000 (25% of total sales) and for fiscal 1995 were $312,234,000 (23% of total sales). These sales were principally to customers in European countries.

Cautionary Statement on Forward-Looking Statements

Certain statements in Item 1. Business may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of weather on the purchasing patterns of the Company's customers and end use purchasers of the Company's engines; the seasonal nature of the Company's business; actions of competitors; changes in laws and regulations, including accounting standards; employee relations; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; and foreign economic conditions, including currency rate fluctuations. Some or all of the factors are beyond the Company's control.

Item 2. Properties

The corporate offices and two of the Company's manufacturing facilities are located in suburbs of Milwaukee, Wisconsin. The Company also has manufacturing facilities in Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama; Statesboro, Georgia; and Ravenna, Michigan. These are owned facilities containing over 3.9 million square feet of office and production area. The Company also leases warehouse space totalling 400,000 square feet in a suburb of Milwaukee, Wisconsin.

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

The Company leases 174,000 square feet of space to house its European warehouse in the Netherlands and its foreign sales and service operations in Australia, Canada, the Czech Republic, France, Germany, Ireland, Mexico, New Zealand, Sweden, Switzerland and the United Kingdom.

Item 3. Legal Proceedings

There are no pending legal proceedings that are required to be reported under this item.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 29, 1997.

Executive Officers of the Registrant


        Name, Age, Position                                     Business Experience for Past Five Years
        -------------------                                     ---------------------------------------
 FREDERICK P. STRATTON, JR., 58                        Mr. Stratton was elected to the position of Chief Executive
 Chairman and Chief Executive Officer                  Officer in May 1977 and Chairman in November 1986. He also
 (1) (2) (3)                                           served in the position of President from January 1992 to
                                                       August 1994.

 JOHN S. SHIELY, 45                                    Mr. Shiely was elected to his current position in
 President and Chief Operating Officer                 August 1994 after serving as Executive Vice President -
 (1) (2)                                               Administration since November 1991.

 ROBERT H. ELDRIDGE, 59                                Mr. Eldridge was elected to his current position effective
 Executive Vice President and                          April 1995. He has served as Secretary-Treasurer since
 Chief Financial Officer,                              January 1984.
 Secretary-Treasurer  (1)

 MICHAEL D. HAMILTON, 55                               Mr. Hamilton was elected to his present position effective
 Executive Vice President -                            June 1989.
 Sales and Service

 JAMES A. WIER, 54                                     Mr. Wier was elected to his current position in April 1989.
 Executive Vice President - Operations

 JAMES E. BRENN, 49                                    Mr. Brenn was elected to his current position in
 Vice President and Controller                         November 1988.

 RICHARD J. FOTSCH, 42                                 Mr. Fotsch was elected to his current position effective
 Senior Vice President -                               July 1997. He was elected to the executive officer position
 Engine Group                                          of Vice President; General Manager - Small Engine Division
                                                       in May 1993, after serving the Small Engine Division
                                                       as Vice President and General Manager from July 1990 to
                                                       May 1993.


HUGO A. KELTZ, 49                                         Mr. Keltz was elected to his present position in May 1992.
Vice President - International

CURTIS E. LARSON, JR., 49                                 Mr. Larson was elected to this executive officer position
Vice President - Distribution                             in October 1995 after serving as Vice President -
Sales and Service                                         Industrial Engine Division since January 1993.  He held
                                                          the position of Vice President - Sales and Marketing of
                                                          the Company's automotive lock division from December 1988
                                                          to January 1993.

PAUL M. NEYLON, 50                                        Mr. Neylon was elected an executive officer in May 1993,
Vice President; General Manager - Spectrum Division       after serving the Vanguard Division as Vice President and
                                                          General Manager since November 1991.  This division has
                                                          since been renamed the Spectrum Division.

STEPHEN H. RUGG, 50                                       Mr. Rugg was elected to his current position in
Vice President - Sales                                    November 1995, after serving as Vice President - Sales and
                                                          Marketing since November 1988.

THOMAS R. SAVAGE, 49                                      Mr. Savage was elected to his current position effective
Senior Vice President - Administration                    July 1997 after serving as Vice President - Administration
and General Counsel                                       and General Counsel since November 1994.  He joined the
                                                          firm in April 1992 as General Counsel.

GREGORY D. SOCKS, 48
Vice President; General Manager -                         Mr. Socks was elected to his current position effective
Castings Division                                         July 1997. He was elected to the executive officer position of Vice President; General Manager - Large Engine Division
                                                          in May 1993, after serving the Large Engine Division as Vice
                                                          President and General Manager from July 1990 to May 1993.

GERALD E. ZITZER, 50                                      Mr. Zitzer was elected to his current position in
Vice President - Human Resources                          November 1988.



(1) Officer is also a Director of the Company.

(2) Member of Executive Committee.

(3) Member of Planning Committee.

Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.

                                   PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters

Information required by this Item is incorporated by reference to "Quarterly Financial Data, Dividend and Market Information" on page 32 of the 1997 Annual Report to Shareholders.

Item 6. Selected Financial Data

Information required by this Item appears under the heading "Five Year Comparisons" on page 33 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of results of operations and financial condition of the Company appears on pages 28 through 31 of the 1997 Annual Report to Shareholders and is incorporated by reference in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Item 7A does not apply to the Company until fiscal 1998.

Item 8. Financial Statements and Supplementary Data

The information required by Item 8 is incorporated by reference from the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing on pages 12 through 25 and page 32 of the 1997 Annual Report to Shareholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not changed independent accountants in the last two years.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

Information pertaining to directors is incorporated herein by reference from pages 1, 2 and 3 of the Company's 1997 Annual Meeting Proxy Statement dated September 8, 1997. Information regarding executive officers required by Item 401 of Regulation S-K is furnished in Part I of this Form 10-K. There is no information required by Item 405 of Regulation S-K to be reported.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference from the section entitled Election of Directors, specifically paragraphs one and two on page 2, the final two paragraphs of the Nominating and Salaried Personnel Committee Report on Executive Compensation found on page 11 and the Executive Compensation section found on pages 12-16 of the Company's 1997 Annual Meeting Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by Item 12 is incorporated by reference from pages 5 and 6 of the Company's 1997 Annual Meeting Proxy Statement.

Item 13. Certain Relationships and Related Transactions

The company has no relationships or related transactions to report pursuant to Item 13.

                                   PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as a part of this report:


                                                     Page Reference
                                                 ------------------------
                                                                 1997
                                                              Annual Report
                                                   1997            to
                                                  Form 10-K    Shareholders
                                                  ---------   -------------
1. Financial Statements

     Consolidated Balance Sheets,
      June 29, 1997 and June 30, 1996                         12*, 13*

     For the Years Ended June 29, 1997,
      June 30, 1996 and July 2, 1995:

      Consolidated Statements of Earnings and
       Shareholders' Investment                               14*, 15*

      Consolidated Statements of Cash Flow                         16*

      Notes to Consolidated Financial Statements                17-25*

     Report of Independent Public Accountants                      27*


  * Incorporated herein by reference to the Registrant's
    1997 Annual Report to Shareholders for the fiscal year ended June 29, 1997.

2.  Financial Statement Schedules

    All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

3.  Exhibits

    See Exhibit Index starting on page 9 of this report, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

(b) Reports on Form 8-K

    On April 17, 1997, the Company filed a report on Form 8-K dated
    April 16, 1997 regarding (as disclosed in Item 5. thereof) a self tender offer for up to 5.875 million shares of common stock, the declaration of a dividend and the unaudited operating results for the third quarter of fiscal 1997.

    On June 16, 1997, the Company filed a report on Form 8-K dated May 30, 1997 regarding (as disclosed in Item 5. thereof) the sale on June 4, 1997 of $100,000,000 aggregate principal amount of its 7-1/4% unsecured and unsubordinated notes due September 15, 2007 pursuant to a Registration Statement, as amended, that had previously been filed and declared effective by the SEC on May 29, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                BRIGGS & STRATTON CORPORATION

                                                By  /s/ R. H. Eldridge
                                                   -------------------------
                                                       R. H. Eldridge
September 18, 1997                                 Executive Vice President
                                                  and Chief Financial Officer,
                                                      Secretary-Treasurer


                   ---------------------------------------


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

                     -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ F. P. Stratton, Jr.                                                   /s/ John L. Murray
---------------------------------------------                         --------------------------------------------------

F. P. Stratton, Jr.     September 18, 1997                            John L. Murray       September 18, 1997
Chairman and Chief Executive Officer and                              Director
Director (Principal Executive Officer)

      /s/ R. H. Eldridge                                                        /s/ C. B. Rogers, Jr.
---------------------------------------------                         --------------------------------------------------

Robert H. Eldridge      September 18, 1997                            C. B. Rogers, Jr.    September 18, 1997
Executive Vice President and                                          Director
Chief Financial Officer, Secretary-Treasurer
and Director (Principal Financial Officer)

      /s/ James E. Brenn                                                        /s/ John S. Shiely
---------------------------------------------                        ---------------------------------------------------
James E. Brenn          September 18, 1997                           John S. Shiely        September 18, 1997
Vice President and Controller                                        President and Chief Operating Officer and Director
(Principal Accounting Officer)

      /s/ Michael E. Batten                                                     /s/ Charles I. Story
---------------------------------------------                        ---------------------------------------------------
Michael E. Batten       September 18, 1997                           Charles I. Story      September 18, 1997
Director                                                             Director

     /s/ Peter A. Georgescu                                                      /s/ Elwin J. Zarwell
---------------------------------------------                        ---------------------------------------------------
Peter A. Georgescu      September 18, 1997                           Elwin J. Zarwell      September 18, 1997
Director                                                             Director


                        BRIGGS & STRATTON CORPORATION
                         (Commission File No. 1-1370)

                                EXHIBIT INDEX
                       1997 ANNUAL REPORT ON FORM 10-K



 Exhibit
  Number                Document Description
 --------               ---------------------

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

   4.1 Indenture dated as of June 4, 1997 between Briggs & Stratton Corporation and Bank One, N.A., as Trustee.
                     (Filed as Exhibit 4.1 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

   4.2 Form of 7-1/4% Note due September 15, 2007 of Briggs & Stratton Corporation issued pursuant to the Indenture dated as of June 4, 1997 between Briggs & Stratton Corporation and Bank One, N.A., as Trustee.
                     (Filed as Exhibit 4.2 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

   4.3 Resolutions of the Board of Directors of Briggs & Stratton Corporation authorizing the public offering of debt securities of Briggs & Stratton Corporation in an aggregate principal amount of up to $175,000,000.
                     (Filed as Exhibit 4.3 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

   4.4 Actions of the Authorized Officers of Briggs & Stratton Corporation authorizing the issuance of $100,000,000 aggregate principal amount of 7-1/4% Notes due
                   September 15, 2007.
                     (Filed as Exhibit 4.4 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

   4.5 Officers' Certificate and Company Order of Briggs & Stratton Corporation executed in conjunction with the issuance of $100,000,000 aggregate principal amount of 7-1/4% Notes due September 15, 2007.
                     (Filed as Exhibit 4.5 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

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

  10.2*            Supplemental Retirement Program.
                     (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated by reference herein.)

     Exhibit
     Number                       Description
     -------                      -----------

    10.3 (a)*        Economic Value Added Incentive Compensation Plan, as
                     amended and restated effective April 18, 1995.
                        (Filed as Exhibit 10.3 (b) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

    10.3 (b)*        Amendment to Economic Value Added Incentive Compensation
                     Plan.
                        (Filed as Exhibit 10.3 (c) to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated by reference herein.)

     10.3 (c)*       Amendment to Economic Value Added Incentive Compensation
                     Plan.
                        (Filed herewith.)

     10.4*           Form of Change of Control Employment Agreements.
                        (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

     10.5 (a)*       Trust Agreement with an independent trustee to provide
                     payments under various compensation agreements with company employees upon the occurrence of a change in control.
                        (Filed as Exhibit 10.5 (a) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

     10.5 (b)*       Amendment to Trust Agreement with an independent trustee
                     to provide payments under various compensation agreements with company employees.
                         (Filed as Exhibit 10.5 (b) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

     10.6*           Stock Incentive Plan.
                        (Filed as Exhibit A to the Company's 1993 Annual
                        Meeting Proxy Statement, which was filed as Exhibit 100 A to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

     10.7 (a)*       Leveraged Stock Option Program.
                        (Filed as Exhibit 10.7 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

     10.7 (b)*       Amendment to Leveraged Stock Option Program.
                         (Filed as Exhibit 10.7 (b) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

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

     10.10*         Deferred Compensation Agreement for Fiscal 1997.
                         (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated by reference herein.)

     10.11*         Deferred Compensation Agreement for Fiscal 1998.
                         (Filed herewith.)

     10.12*         Officer Employment Agreement.
                         (Filed as Exhibit 10.11 to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated by reference herein.)

     10.13*         Deferred Compensation Plan for Directors.
                         (Filed as Exhibit 10.12 to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated by reference herein.)

     Exhibit
     Number                           Description
     -------                          -----------

      10.14*            Director's Leveraged Stock Option Plan.
                          (Filed herewith.)

      11                Computation of Earnings Per Share of Common Stock.
                          (Filed herewith.)

      12                Computation of Ratio of Earnings to Fixed Charges.
                          (Filed herewith.)

      13                Annual Report to Shareholders for Year Ended
                          June 29, 1997.
                          (Filed herewith solely to the extent specific portions thereof are incorporated herein by reference.)

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