Form 10-Q
period 1997-09-28
BRIGGS & STRATTON CORP
filed 1997-11-12
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 1997

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


                                                                 Outstanding at
        Class                                                   November 6, 1997
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        24,943,289 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                                            Page No.
                                                                                            --------
         PART I - FINANCIAL INFORMATION

                 Item 1.  Financial Statements:

                          Consolidated Condensed Balance Sheets -
                            September 28, 1997 and June 29, 1997                                3

                          Consolidated Condensed Statements of Income -
                            Three Months ended September 28, 1997 and
                            September 29, 1996                                                  5

                          Consolidated Condensed Statements of Cash Flow -
                            Three Months ended September 28, 1997 and
                            September 29, 1996                                                  6

                          Notes to Consolidated Condensed Financial
                            Statements                                                          7

                 Item 2.  Management's Discussion and Analysis of Results
                          of Operations and Financial Condition                                 8

                 Item 3.  Quantitative and Qualitative Disclosures About
                          Market Risk                                                          10


         PART II - OTHER INFORMATION

                 Item 4.  Submission of Matters to a Vote of Security Holders                  10

                 Item 6.  Exhibits and Reports on Form 8-K                                     11

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                       Sept. 28        June 29
                                                         1997            1997
                                                       --------        -------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $  4,825        $112,859
  Receivables, net                                      121,534         129,877
  Inventories -
   Finished products and parts                          156,305          83,361
   Work in process                                       43,556          37,922
   Raw materials                                          4,942           4,674
                                                       --------        --------
         Total inventories                              204,803         125,957
  Future income tax benefits                             31,523          31,602
  Prepaid expenses                                       15,618          18,121
                                                       --------        --------
         Total current assets                           378,303         418,416
                                                       --------        --------

OTHER ASSETS:
  Deferred income tax assets                             16,673          16,975
  Capitalized software                                   11,066          10,532
                                                       --------        --------
         Total other assets                              27,739          27,507
                                                       --------        --------

PLANT AND EQUIPMENT -
  Cost                                                  809,182         796,714
  Less - Accumulated depreciation                       411,199         400,448
                                                       --------        --------
         Total plant and equipment, net                 397,983         396,266
                                                       --------        --------
                                                       $804,025        $842,189
                                                       ========        ========





The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


               CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
                                 (In thousands)


                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                        Sept. 28        June 29
                                                          1997           1997
                                                        --------       --------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $ 62,630        $ 82,166
  Domestic notes payable                                 12,980           5,000
  Foreign loans                                          11,936          13,359
  Current maturities of long-term debt                   15,000          15,000
  Accrued liabilities                                    92,634          87,553
  Dividends payable                                       7,001            -
  Federal and state income taxes                          8,490          10,916
                                                       --------        --------
         Total current liabilities                      210,671         213,994
                                                       --------        --------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment        15,951          15,966
  Accrued pension cost                                   31,208          31,891
  Accrued employee benefits                              12,496          12,324
  Accrued postretirement health care obligation          74,717          74,020
  Long-term debt                                        142,948         142,897
                                                       --------        --------
         Total other liabilities                        277,320         277,098
                                                       --------        --------
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                  289             289
  Additional paid-in capital                             39,389          40,533
  Retained earnings                                     481,049         490,682
  Cumulative translation adjustments                     (1,276)         (1,033)
  Treasury stock at cost, 4,000 and 3,513 shares,
    respectively                                       (203,417)       (179,374)
                                                       --------        --------
            Total shareholders' investment              316,034         351,097
                                                       --------        --------
                                                       $804,025        $842,189
                                                       ========        ========





The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In thousands except  per share data)
                                  (Unaudited)



                                                    First Quarter Ended
                                                  -----------------------
                                                  Sept. 28       Sept. 29
                                                    1997           1996
                                                  --------       --------
NET SALES                                         $170,557       $161,731

COST OF GOODS SOLD                                 144,146        143,762
                                                  --------       --------

     Gross profit on sales                        $ 26,411       $ 17,969

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                           29,174         26,061
                                                  --------       --------

     Loss from operations                         $ (2,763)      $ (8,092)

INTEREST EXPENSE                                    (3,794)        (1,952)

OTHER INCOME, net                                    2,315          1,562
                                                  --------       --------

     Loss before credit
       for income taxes                           $ (4,242)      $ (8,482)

CREDIT FOR INCOME TAXES                             (1,610)        (3,220)
                                                  --------       --------

     Net loss                                     $ (2,632)      $ (5,262)
                                                  ========       ========

PER SHARE DATA -

          Net loss                                  $(0.10)        $ (.18)
                                                    ======         ======

          Cash dividends                            $  .28         $  .27
                                                    ======         ======

Weighted average number of shares outstanding       25,165         28,927
                                                    ======         ======





The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                  (Unaudited)

                                                         First Quarter Ended
                                                     -----------------------------
                                                     Sept. 28, 1997 Sept. 29, 1996
                                                     -------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $  (2,632)      $  (5,262)
  Adjustments to reconcile net loss to net
    cash provided by operating activities -
      Depreciation                                       10,928          10,698
      Amortization of discount on long-term debt             51            -
      Loss on disposition of plant and equipment              1             515
      (Increase)decrease in operating assets -
        Accounts receivable                               8,343          15,889
        Inventories                                     (78,846)        (79,527)
        Other current assets                              2,582           1,954
        Other assets                                       (232)           (874)
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                    (9,880)          2,557
        Other liabilities                                   186             649
                                                      ---------        --------
      Net cash used in
        operating activities                            (69,499)        (53,401)
                                                      ---------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                      (12,855)        (14,171)
  Proceeds received on sale of plant and equipment          138             129
  Purchase of short-term investments                       -            (15,183)
                                                      ---------        --------
      Net cash used in investing activities             (12,717)        (29,225)
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings(repayments) from domestic
    and foreign loans                                     6,557            (628)
  Dividends                                              (7,001)         (7,810)
  Purchase of common stock for treasury                 (26,396)           (120)
  Proceeds from exercise of stock options                 1,209              40
                                                      ---------       ---------
      Net cash used in financing activities             (25,631)         (8,518)
                                                      ---------       ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                     (187)             25
                                                      ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (108,034)        (91,119)

CASH AND CASH EQUIVALENTS, beginning                    112,859         150,639
                                                      ---------       ---------

CASH AND CASH EQUIVALENTS, ending                     $   4,825       $  59,520
                                                      =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                       $   2,051       $   1,952
                                                      =========       =========
  Income taxes paid                                   $     857       $     422
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

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share."
This statement establishes a new standard for computing and presenting earnings per share in financial statements. The Company will adopt the new standard in its 1998 second quarter financial statements. The impact of adoption of this standard will not be material to the Company's results of operations.

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


                             RESULTS OF OPERATIONS
SALES

         Net sales for the three months ended September 1997 were 5% or $8.8 million higher than in the same period of the preceding year. This sales increase was the result of a 1% increase in sales to original equipment manufacturers (OEMs) and a 4% increase in service parts sales.

         Engine unit shipments to OEMs were 8% higher in the current year. However, the sales dollar increase to OEMs was smaller than the unit increase because the mix was more heavily weighted toward lower horsepower, lower selling price engines.

         The increase in service parts sales was the result of increased volume that would normally occur later in the fiscal year.


GROSS PROFIT

         The gross profit rate increased to 15% in the current year from 11% in the last year. This resulted in additional gross profit totaling $8.4 million between years. Better absorption of fixed expenses which totaled $3.2 million, additional profits of $2.9 million from the higher margin service sales and $2.3 million in reductions in various plant operating costs accounted for this improvement.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         This category increased 12% or $3.1 million between years. Approximately $2.2 million of this increase is related to the continuing costs of design and implementation of a new company-wide information system. The remaining increase is due primarily to planned increases in manpower costs related to new venture activities.


INTEREST EXPENSE

         Interest expense increased $1.8 million when comparing the two years. This is due to the interest expense on the Company's 7.25% Notes Due 2007, which were issued in the fourth quarter of fiscal 1997 in connection with the Company's dutch auction tender offer for its common stock.


OTHER INCOME

         This category increased $.8 million between years. This change was evenly split between a reduction in the losses experienced on the disposition of plant and equipment and an increase in the equity income from joint ventures.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

         The effective tax rate used in both years was 38.0%. This rate is management's estimate of what the rate will be for the entire fiscal year.


                        LIQUIDITY AND CAPITAL RESOURCES

         Cash flow used in operating activities was $69.5 million in 1997 and $53.4 million in 1996. The primary use of these funds was the seasonal increases in inventories of $78.8 million and $79.5 million in the respective years. Earnings before depreciation and decreases in accounts receivable offset these inventory increases.

         Cash used in investing activities was $12.7 million in the quarter ended in the current year and $29.2 million in the same quarter of the preceding year. Additions to plant and equipment totaled $12.9 million and $14.2 million in the respective years. The prior year also contained an expenditure for the purchase of $15.2 million of short-term investments.

         Cash used in financing activities totaled $25.6 million in 1997 and $8.5 million in 1996. This increase was primarily the result of the purchase of common stock for $26.4 million, which is described later. Dividends in the first quarter totaled $7.0 million in 1997 and $7.8 million in 1996. The current year's smaller amount is due to the decrease in the outstanding shares.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         In the previous fiscal year, the Company's Board of Directors authorized the purchase of up to $300 million of shares of common stock of the Company. As of November 6, 1997, the Company has made purchases totaling $211.1 million. Any future purchases will depend on many factors, including the market price of the shares, the Company's business and financial position, and general economic and market conditions. The Company intends to fund future purchases of its common stock through a combination of available cash and additional borrowings.

         Management expects capital expenditures to total $56 million in fiscal 1998 for reinvestment in equipment and new products. The Company is also implementing a new company-wide information system, the expenditures for which are expected to total $25 million over the next five years. Among other things, the implementation of this new information system addresses the issues related to the year 2000.

         Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to public debt markets will be adequate to fund the Company's capital requirements for the foreseeable future.

                                    OUTLOOK

         The seasonal pattern of sales is expected to continue with a concentration in the third and fourth fiscal quarters. Most retailers have made their sourcing decisions, and the Company does not expect any significant net change in its market share. Fiscal 1998 sales should be good if weather conditions are normal, and retail sales in the spring of 1998 are anticipated to be modestly higher than 1997.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   PART I - FINANCIAL INFORMATION (Continued)



         The 1998 fiscal year will not contain the $37.1 million charge related to the early retirement window which was contained in the final quarter of the 1997 fiscal year. Therefore, the gross profit rate is anticipated to increase year to year. Interest expense is expected to continue to increase because of the new long-term debt and less available cash.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

         Certain statements in Management's Discussion and Analysis, pages 8 through 10, may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect, "objective", and "think" or similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of weather on the purchasing patterns of the Company's customers and end use purchasers of the Company's engines; the seasonal nature of the Company's business; actions of competitors; changes in laws and regulations, including accounting standards; employee relations; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; and foreign economic conditions, including currency rate fluctuations. Some or all of the factors may be beyond the Company's control.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable.



                          PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on October 15, 1997, the only item of business was the election of directors.

(a)      Election of three directors:
                 The following schedule indicates the votes cast for and withheld with respect to each nominee for director.

         Name of Nominee*                     For                    Withheld
         ---------------                      ---                    --------
         Robert J. O'Toole                 20,838,337                 93,564
         John S. Shiely                    20,867,117                 64,784
         Charles I. Story                  20,854,286                 77,615

         *Nominees were elected to a three-year term expiring in 2000.

         Directors whose terms of office continue past the Annual Meeting of Shareholders are:
         Michael E. Batten, Robert H. Eldridge, Eunice M. Filter, Peter A. Georgescu, Clarence B. Rogers, Jr., and Frederick P. Stratton, Jr.

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

(a)      Exhibits.

         Exhibit
         Number           Description
         ------           -----------
            11            Computation of Earnings Per Share of Common Stock
                          (Filed herewith)

            12            Computation of Ratio of Earnings to Fixed Charges
                          (Filed herewith)

            27            Financial Data Schedule
                          (Filed herewith)

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the first quarter ended September 28, 1997.





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


                                        BRIGGS & STRATTON CORPORATION
                                        -----------------------------
                                                (Registrant)


Date:  November 6, 1997                  /s/  R. H. Eldridge
                                        --------------------------------------
                                        R. H. Eldridge
                                        Executive Vice President & Chief
                                        Financial Officer, Secretary-Treasurer



Date:  November 6, 1997                  /s/  J. E. Brenn
                                        --------------------------------------
                                        J. E. Brenn
                                        Vice President and Controller

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