Form 10-Q
period 1997-12-28
BRIGGS & STRATTON CORP
filed 1998-02-10
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1997

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


                                                                Outstanding at
            Class                                             December 31, 1997
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                       24,751,486 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX





                                                                   Page No.

PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements:

                Consolidated Condensed Balance Sheets -
                  December 28, 1997 and June 29, 1997                  3

                Consolidated Condensed Statements of Income -
                  Three Months and Six Months ended
                  December 28, 1997 and December 29, 1996              5

                Consolidated Condensed Statements of Cash Flow -
                  Six Months ended December 28, 1997 and
                  December 29, 1996                                    6

                Notes to Consolidated Condensed Financial
                  Statements                                           7

       Item 2.  Management's Discussion and Analysis of Results
                    of Operations and Financial Condition              8

       Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                      10


PART II - OTHER INFORMATION

       Item 4.  Submission of Matters to a Vote of Security Holders   11

       Item 6.  Exhibits and Reports on Form 8-K                      11

       Signatures                                                     11

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                     ASSETS

                                                        Dec. 28        June 29
                                                          1997           1997
                                                      -----------      --------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $  6,383        $112,859
  Receivables, net                                      245,271         129,877
  Inventories -
   Finished products and parts                          164,851          83,361
   Work in process                                       44,360          37,922
   Raw materials                                          4,028           4,674
                                                       --------        --------
         Total inventories                              213,239         125,957
  Future income tax benefits                             32,559          31,602
  Prepaid expenses                                       16,194          18,121
                                                       --------        --------
         Total current assets                           513,646         418,416
                                                       --------        --------

OTHER ASSETS:
  Deferred income tax assets                             16,334          16,975
  Capitalized software                                   11,053          10,532
                                                       --------        --------
         Total other assets                              27,387          27,507
                                                       --------        --------

PLANT AND EQUIPMENT -
  Cost                                                  811,895         796,714
  Less - Accumulated depreciation                       413,256         400,448
                                                       --------        --------
         Total plant and equipment, net                 398,639         396,266
                                                       --------        --------
                                                       $939,672        $842,189
                                                       ========        ========










The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                         Dec. 28        June 29
                                                          1997           1997
                                                       ---------       --------
                                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $ 58,733        $ 82,166
  Domestic notes payable                                142,660           5,000
  Foreign loans                                          18,604          13,359
  Current maturities of long-term debt                   15,000          15,000
  Accrued liabilities                                    99,286          87,553
  Dividends payable                                       6,961            -
  Federal and state income taxes                         12,522          10,916
                                                       --------        --------
         Total current liabilities                      353,766         213,994
                                                       --------        --------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment        15,932          15,966
  Accrued pension cost                                   30,424          31,891
  Accrued employee benefits                              12,678          12,324
  Accrued postretirement health care obligation          75,197          74,020
  Long-term debt                                        143,000         142,897
                                                       --------        --------
         Total other liabilities                        277,231         277,098
                                                       --------        --------
SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                  289             289
  Additional paid-in capital                             37,616          40,533
  Retained earnings                                     484,381         490,682
  Cumulative translation adjustments                     (1,698)         (1,033)
  Treasury stock at cost, 4,167 and 3,513 shares,
    respectively                                       (211,913)       (179,374)
                                                       --------        --------
            Total shareholders' investment              308,675         351,097
                                                       --------        --------
                                                       $939,672        $842,189
                                                       ========        ========











The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)





                                             Three Months Ended    Six Months Ended
                                             ------------------    ----------------
                                             Dec. 28   Dec. 29     Dec. 28  Dec. 29
                                               1997      1996        1997     1996
                                             -------   --------    -------  ------

NET SALES                                   $308,481  $299,664    $479,038  $461,395

COST OF GOODS SOLD                           257,584   242,807     401,730   386,569
                                            --------  --------    --------  --------

     Gross profit on sales                  $ 50,897  $ 56,857    $ 77,308  $ 74,826

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     30,065    28,071      59,239    54,132
                                            ---------  -------    --------  --------

     Income from operations                 $ 20,832  $ 28,786    $ 18,069  $ 20,694

INTEREST EXPENSE                              (5,248)   (2,408)     (9,042)   (4,360)

OTHER INCOME, net                              1,020       536       3,335     2,098
                                            --------  --------    --------  --------

     Income before provision
       for income taxes                     $ 16,604  $ 26,914    $ 12,362  $ 18,432

PROVISION FOR INCOME TAXES                     6,310    10,220       4,700     7,000
                                            --------  --------    --------  --------

      Net income                            $ 10,294  $ 16,694    $  7,662  $ 11,432
                                            ========  ========    ========  ========

EARNINGS PER SHARE DATA -

     Average shares outstanding               24,903    28,927      25,034    28,927
                                            ========  ========    ========  ========

     Basic earnings per share               $    .41  $    .58    $    .31  $    .40
                                            ========  ========    ========  ========

     Diluted average shares outstanding       25,054    29,054      25,189    29,054
                                            ========  ========    ========  ========

     Diluted earnings per share             $    .41  $    .57    $    .30  $    .39
                                            ========  ========    ========  ========

CASH DIVIDENDS PER SHARE                      $  .28    $  .27      $  .56    $  .54
                                              ======    ======      ======    ======






The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)


                                                             Six Months Ended
                                                       -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  Dec. 28, 1997   Dec. 29, 1996
                                                       -------------  --------------
  Net income                                           $    7,662     $   11,432
  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Depreciation                                         22,567         21,578
      Amortization of discount on long-term debt              103          -
      Loss on disposition of plant and equipment              736          1,537
      (Increase)decrease in operating assets -
        Accounts receivable                              (115,394)      (115,024)
        Inventories                                       (87,282)       (93,021)
        Other current assets                                  970         (2,338)
        Other assets                                          120        (10,616)
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                      (3,133)        30,887
        Other liabilities                                      64          1,019
                                                       ----------     ----------
      Net cash used in operating activities              (173,587)      (154,546)
                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                        (26,124)       (33,687)
  Proceeds received on sale of plant and equipment            336            112
  Proceeds received on sale of
    Menomonee Falls, Wisconsin facility                      -            15,996
                                                       ----------     ----------
      Net cash used in investing activities               (25,788)       (17,579)
                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on domestic and foreign loans            142,905         40,488
  Dividends                                               (13,963)       (15,621)
  Purchase of common stock for treasury                   (43,501)          (301)
  Proceeds from exercise of stock options                   8,045            108
                                                       ----------     ----------

      Net cash provided by financing activities            93,486         24,674
                                                       ----------     ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                       (587)            66
                                                       ----------     ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (106,476)      (147,385)

CASH AND CASH EQUIVALENTS, beginning                      112,859        150,639
                                                       ----------     ----------

CASH AND CASH EQUIVALENTS, ending                      $    6,383     $    3,254
                                                       ==========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $    4,807     $    4,217
                                                       ==========     ==========
  Income taxes paid                                    $    3,713     $    2,075
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

         The Company adopted Financial Accounting Standard No. 128, effective for periods ending after December 15, 1997, during the second quarter of the current fiscal year. The Company's earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, for each period presented, were computed on the assumption that stock options were exercised at the beginning of the periods reported.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following is management's discussion and analysis of the Company's results of operations and financial condition for the periods included in the accompanying consolidated condensed financial statements.


                              RESULTS OF OPERATIONS

SALES

         Net sales for the second quarter of fiscal 1998 increased 3% or $8.8 million compared to the same period of the previous year. Engine unit shipments were up 10% for the quarter. However, the sales dollar increase was smaller than the unit increase because the mix was more heavily weighted toward lower horsepower, lower selling price engines. Also, the increasing strength of the dollar reduced revenue between periods by $2.8 million from sales to European customers, with whom the Company shares currency risk.

         Net sales for the six months ended December 1997 increased 4% or $17.6 million compared to the first half of the prior year. Engine unit shipments were up 10% for the first half. The sales dollar increase was smaller than the unit increase because the mix was more heavily weighted toward lower horsepower, lower selling price engines. Also, the increasing strength of the dollar reduced revenue between periods by $3.7 million from sales to European customers.


GROSS PROFIT

         The gross profit percentage declined to 16% from 19% between comparable quarters because the mix was more heavily weighted to engines with lower gross profit margins and because of the impact of reduced revenues from European customers.

         The gross profit percentage between six-month periods remained constant at 16%. The described negative effects of the mix shift and strong dollar on European revenues were offset by better absorption of fixed expenses amounting to $1.4 million and higher margins of $4.8 million on service sales.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         This category increased 7% or $2.0 million between the second fiscal quarters of 1998 and 1997 due to increased costs related to the implementation of a new company-wide information system.

         The 9% or $5.1 million increase for the comparative six-month period was due to the reason described above amounting to $4.3 million and increased manpower costs of $1.6 million, offset by reduced advertising expenses due to timing in the fiscal year.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



INTEREST EXPENSE

         Interest expense increased $2.8 million in the three-month comparison and $4.7 million in the six-month comparison. These increases were the result of the Company's higher level of short-term and long-term borrowings.


OTHER INCOME

         This category increased $0.5 million in the three-month period and $1.2 million in the six-month period. In each period, the change is due equally to reductions in the loss on the disposition of plant and equipment and increases in the equity income of joint ventures.


PROVISION FOR INCOME TAXES

         The effective tax rate used in both years was 38.0%. This rate is management's estimate of what the rate will be for the entire fiscal year.



                         LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the six-month period was $173.6 million in 1997 and $154.5 million in 1996. These funds were used in 1997 and 1996 for seasonal increases in accounts receivable of $115.4 million and $115.0 million, respectively, and inventories of $87.3 million and $93.0 million, respectively, offset, in part, by earnings before depreciation. The difference in accounts payable and accrued liabilities is primarily due to timing within the periods.

         Cash used in investing activities totaled $25.8 million in the six-month period and $17.6 million in the same period of the preceding year. Additions to plant and equipment totaled $26.1 million and $33.7 million in the respective years. Partially offsetting additions to plant and equipment in the prior year was $16.0 million received in the sale of the Company's Menomonee Falls, Wisconsin facility.

         Cash provided by financing activities was $93.5 million in 1997 compared to $24.7 million in 1996. Net borrowings were $142.9 million and $40.5 million, respectively. The significant increase in the amount of borrowings between years was caused by the Company using available cash in its share repurchase program. The Company used $43.5 million in the period ended December 1997 for its stock repurchase program which commenced in May 1997. Dividends totaled $14.0 million and $15.6 million, respectively. The decrease in dividends paid was caused by the decrease in outstanding shares. Proceeds from the exercise of stock options amounted to $8.0 million in 1997 compared to $0.1 million in 1996; this increase was caused by more options being exercised in 1997.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         In the previous fiscal year, the Company's Board of Directors authorized the purchase of up to $300 million of common stock of the Company. As of December 28, 1997, the Company has made purchases totaling $222.0 million. Any future purchases will depend on many factors, including the market price of the shares, the Company's business and financial position, and general economic and market conditions. The Company intends to fund future purchases of its common stock through a combination of available cash, cash generated from operations and additional borrowings.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         Management expects capital expenditures for reinvestment in equipment and new products to total $60 million in fiscal 1998. The Company is also implementing a new company-wide information system, the future expenditures for which are expected to total $21.0 million through fiscal 2002. This system, along with related projects, will address the issues related to the year 2000. These projects include working with the Company's customers and suppliers regarding year 2000 issues to ensure continuity of business. Management does not expect any additional material expenses for the related projects.

         Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to public debt markets will be adequate to fund the Company's capital requirements for the foreseeable future.


                                     OUTLOOK

         The dollar continues to strengthen and appears likely to remain strong during the Company's peak shipping months to Europe. Thus the Company believes that the strong dollar's adverse effects on revenue and gross profit will continue through the second half of the fiscal year. On the other hand, the Company expects a more favorable mix of products sold in the second half, as it believes the mix for the whole year will be similar to that for last year.

         Based on customer expectations, orders actually placed, and favorable econometric forecasts, and assuming normal spring weather, the Company expects unit shipments for the full fiscal year to be slightly higher than for last year.

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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                           PART II - OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this item was previously reported in the Company's Form 10-Q for the first quarter ended September 28, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number               Description

            11       Computation of Earnings Per Share of Common Stock
                     (Filed herewith)

            12       Computation of Ratio of Earnings to Fixed Charges
                     (Filed herewith)

            27       Financial Data Schedule
                     (Filed herewith)

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the second quarter ended December 28, 1997.




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


                               BRIGGS & STRATTON CORPORATION
                               -----------------------------
                                      (Registrant)


Date:  February 2, 1998           /s/  R. H. Eldridge
                               ----------------------------
                               R. H. Eldridge
                               Executive Vice President &
                               Chief Financial Officer,
                               Secretary-Treasurer
                               (Prinicpal Financial Officer and duly authorized to sign on behalf of the registrant)

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX




         Exhibit
         Number            Description

            11       Computation of Earnings Per Share of Common Stock
                     (Filed herewith)

            12       Computation of Ratio of Earnings to Fixed Charges
                     (Filed herewith)

            27       Financial Data Schedule
                     (Filed herewith)