Form 10-Q
period 1998-03-29
BRIGGS & STRATTON CORP
filed 1998-05-12
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1998

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
     Yes  X     No
        ----      ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                  Outstanding at
     Class                                                           May 7, 1998
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        24,113,545 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     INDEX





                                                                     Page No.
                                                                     --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:


              Consolidated Condensed Balance Sheets -
               March 29, 1998 and June 29, 1997                         3

              Consolidated Condensed Statements of Income -
               Three Months and Nine Months ended
               March 29, 1998 and March 30, 1997                        5

              Consolidated Condensed Statements of Cash Flow -
               Nine Months ended March 29, 1998 and
               March 30, 1997                                           6

              Notes to Consolidated Condensed Financial
               Statements                                               7

     Item 2.  Management's Discussion and Analysis of Results
              of Operations and Financial Condition                     8

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                              10


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                         11

     Signatures                                                        11

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)


                                     ASSETS
                                     ------

                                                   March 29        June 29
                                                     1998            1997
                                                 -----------      ---------
                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                   $   22,616       $ 112,859
     Receivables, net                               302,033         129,877
     Inventories -
      Finished products and parts                    94,093          83,361
      Work in process                                36,934          37,922
      Raw materials                                   3,564           4,674
                                                 ----------       ---------
           Total inventories                        134,591         125,957
     Future income tax benefits                      34,087          31,602
     Prepaid expenses                                16,892          18,121
                                                 ----------       ---------
           Total current assets                     510,219         418,416
                                                 ----------       ---------

OTHER ASSETS:
     Deferred income tax assets                      14,017          16,975
     Capitalized software                            10,604          10,532
                                                 ----------       ---------
           Total other assets                        24,621          27,507
                                                 ----------       ---------

PLANT AND EQUIPMENT -
     Cost                                           816,610         796,714
     Less - Accumulated depreciation                423,189         400,448
                                                 ----------       ---------
           Total plant and equipment, net           393,421         396,266
                                                 ----------       ---------
                                                 $  928,261       $ 842,189
                                                 ==========       =========







The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                        March 29       June 29
                                                          1998           1997
                                                        --------       -------
                                                      (Unaudited)
CURRENT LIABILITIES:
     Accounts payable                                 $ 78,999        $ 82,166
     Domestic notes payable                             82,942           5,000
     Foreign loans                                      18,637          13,359
     Current maturities of long-term debt               15,000          15,000
     Accrued liabilities                               108,290          87,553
     Dividends payable                                   6,839               -
     Federal and state income taxes                     27,211          10,916
                                                      --------        --------
         Total current liabilities                     337,918         213,994
                                                      --------        --------

OTHER LIABILITIES:
     Deferred revenue on sale of plant and equipment    15,913          15,966
     Accrued pension cost                               27,642          31,891
     Accrued employee benefits                          12,862          12,324
     Accrued postretirement health care obligation      75,225          74,020
     Long-term debt                                    143,051         142,897
                                                      --------        --------
         Total other liabilities                       274,693         277,098
                                                      --------        --------
SHAREHOLDERS' INVESTMENT:
     Common stock-
       Authorized 60,000 shares, $.01 par value,
         Issued 28,927 shares                              289             289
     Additional paid-in capital                         38,010          40,533
     Retained earnings                                 513,320         490,682
     Cumulative translation adjustments                 (1,712)         (1,033)
     Treasury stock at cost, 4,661 and 3,513 shares,
       respectively                                   (234,257)       (179,374)
                                                      --------        --------
         Total shareholders' investment                315,650         351,097
                                                      --------        --------
                                                      $928,261        $842,189
                                                      ========        ========












The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In thousands except per share data)
                                  (Unaudited)



                                            Three Months Ended    Nine Months Ended
                                            ------------------    -----------------
                                            March 29  March 30   March 29  March 30
                                              1998      1997        1998      1997
                                            --------  --------    --------  --------
NET SALES                                   $469,055  $475,955    $948,093  $937,350

COST OF GOODS SOLD                           374,282   368,836     776,012   755,405
                                            --------  --------    --------  --------

     Gross profit on sales                    94,773   107,119     172,081   181,945

ENGINEERING, SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                  33,103    30,847      92,342    84,979
                                            --------  --------    --------  --------

     Income from operations                   61,670    76,272      79,739    96,966

INTEREST EXPENSE                              (5,870)   (2,691)    (14,912)   (7,051)

OTHER INCOME, net                              1,908     1,453       5,243     3,551
                                            --------  --------    --------  --------

     Income before provision
     for income taxes                         57,708    75,034      70,070    93,466

PROVISION FOR INCOME TAXES                    21,930    28,520      26,630    35,520
                                            --------  --------    --------  --------
     Net income                             $ 35,778  $ 46,514    $ 43,440  $ 57,946
                                            ========  ========    ========  ========

EARNINGS PER SHARE DATA -

     Average shares outstanding               24,514    28,927      24,861    28,927
                                            ========  ========    ========  ========

     Basic earnings per share               $   1.46  $   1.60    $   1.75  $   2.00
                                            ========  ========    ========  ========
     Diluted average shares outstanding       24,600    29,055      25,008    29,050
                                            ========  ========    ========  ========
     Diluted earnings per share             $   1.45  $   1.60    $   1.74  $   1.99
                                            ========  ========    ========  ========

CASH DIVIDENDS PER SHARE                    $    .28  $    .27    $    .84  $    .81
                                            ========  ========    ========  ========







The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                  (Unaudited)


                                                              Nine Months Ended
                                                       --------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  March 29, 1998    March 30, 1997
                                                       --------------    --------------
     Net income                                       $   43,440         $  57,946
     Adjustments to reconcile net income to net
      cash provided by operating activities -
        Depreciation                                      35,523            32,278
        Amortization of discount on long-term debt           154                 -
        Loss on disposition of plant and equipment           984             2,201
        (Increase)decrease in operating assets -
          Accounts receivable                           (172,156)         (158,268)
          Inventories                                     (8,634)          (19,992)
          Other current assets                            (1,256)           (1,864)
          Other assets                                     2,886           (12,841)
        Increase(decrease) in liabilities -
          Accounts payable and accrued
           liabilities                                    40,704            68,208
          Other liabilities                               (2,506)            2,355
                                                      ----------         ---------
        Net cash used in operating activities            (60,861)          (29,977)
                                                      ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to plant and equipment                    (34,192)          (52,423)
     Proceeds received on sale of plant and equipment        360               163
     Proceeds received on sale of
        Menomonee Falls, Wisconsin facility                    -            15,981
                                                      ----------         ---------
        Net cash used in investing activities            (33,832)          (36,279)
                                                      ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings on domestic and foreign loans         83,220             2,611
     Dividends                                           (20,802)          (23,431)
     Purchase of common stock for treasury               (66,433)             (550)
     Proceeds from exercise of stock options               9,027               185
                                                      ----------         ---------

        Net cash provided(used) in financing
           activities                                      5,012           (21,185)
                                                      ----------         ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
     CHANGES ON CASH AND CASH EQUIVALENTS                   (562)             (327)
                                                      ----------         ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (90,243)          (87,768)

CASH AND CASH EQUIVALENTS, beginning                     112,859           150,639
                                                      ----------         ---------

CASH AND CASH EQUIVALENTS, ending                     $   22,616         $  62,871
                                                      ==========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                    $   14,809         $   7,051
                                                      ==========         =========
     Income taxes paid                                $    9,144         $  17,766
                                                      ==========         =========



The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)



     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the Company, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in the Company's latest annual report on Form 10-K.

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


                             RESULTS OF OPERATIONS

SALES

     Net sales for the third fiscal quarter decreased $7 million or 1% compared to the same period of the previous year. This decrease resulted primarily from two factors: an $8 million reduction in sales dollars was due to a 1% decrease in engine unit shipments and a $4 million reduction in revenue from European customers with whom we share currency risk. These decreases were partially offset by a $5 million increase in sales dollars due to a mix change to higher horsepower, higher priced engines.

     Net sales for the nine months ended March 1998 increased 1% or $11 million when compared to the first nine months of the prior year. This increase resulted primarily from a $24 million increase in sales dollars due to a 3% increase in engine unit shipments and a $12 million increase in service parts sales due to increased demand. These increases were partially offset by a $17 million decrease in sales dollars due to a mix change to lower horsepower, lower priced engines and an $8 million decrease in revenue from European customers with whom we share currency risk.


GROSS PROFIT

     The gross profit percentage declined from 23% in the preceding year's third quarter to 20% in the current year's quarter. The strong U.S. dollar compared to European currencies caused $6 million of this decline. Reduced volume in service sales was the primary cause of the remaining decline.

     The gross profit margins for the nine-month period declined from 19% in the preceding year to 18% in the current year. This resulted primarily from the strong U.S. dollar compared to European currencies, which had a $12 million negative impact. A change in mix of engines sold also had a $9 million negative impact. Partially offsetting these was the $11 million favorable gross profit impact resulting from the unit volume increases.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     This category increased 7% or $2 million between the third fiscal quarters of 1998 and 1997, primarily due to increased costs related to the implementation of a new company-wide information system.

     The 9% or $7 million increase for the comparative nine-month period was due primarily to the new company-wide information system.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



INTEREST EXPENSE

     Interest expense increased $3 million in the three-month comparison and $8 million in the nine-month comparison. These increases were the result of the Company's higher level of short-term and long-term borrowings.


PROVISION FOR INCOME TAXES

     The effective tax rate used in both years was 38.0%. This rate is management's estimate of what the rate will be for the entire fiscal year.


                        LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities for the nine-month period was $61 million in 1998 and $30 million in 1997. These funds were used in 1998 and 1997 for seasonal increases in accounts receivable of $172 million and $158 million, respectively. The use of funds from the increases in accounts receivable, inventories and other current assets was partially offset by funds provided by earnings before depreciation and an increase in accounts payable and accrued liabilities.

     Cash used in investing activities totaled $34 million in the nine-month period and $36 million in the same period of the preceding year. Additions to plant and equipment totaled $34 million and $52 million in the respective years. Partially offsetting additions to plant and equipment in the prior year was $16 million received in the sale of the Company's Menomonee Falls, Wisconsin facility.

     Financing activities provided $5 million of cash in 1998 and used $21 million of cash in 1997, resulting in a change of $26 million. Net borrowings increased $80 million dollars between years. This was caused by the Company having less available cash due to its share repurchase program, which commenced in May 1997. The nine-month comparisons also show increases of $66 million for the Company's repurchase program, a $3 million decrease for dividends caused by fewer shares outstanding and a $9 million increase in proceeds from the exercise of stock options.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

     In the previous fiscal year, the Board of Directors authorized the purchase of up to $300 million of common stock of the Company. As of March
29, 1998, the Company has made purchases totaling $245 million. Any future purchases will depend on many factors, including the market price of the shares, the Company's business and financial position, and general economic and market conditions. The Company intends to fund future purchases of its common stock through a combination of available cash, cash generated from operations and additional borrowings.

     Management expects capital expenditures for reinvestment in equipment and new products to total $44 million in fiscal 1998. The Company is also implementing a new company-wide information system. The project expenditures to date have been $14 million. The future expenditures are expected to total $20 million through fiscal 2002. This system, along with related projects, will address the issues related to the year 2000. These projects include working with the Company's customers and suppliers regarding year 2000 issues to ensure continuity of business. Management does not expect any additional material expenses for the related projects.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



     Management believes that available cash, credit facilities, cash generated from operations, and access to public debt markets will be adequate to fund the Company's capital requirements for the foreseeable future.


                                    OUTLOOK

     The Company's business is very strong and it is unable to meet the demand for some popular models. Weather conditions in the United States and in Europe are favorable, and outdoor power equipment is selling well. Unless there is a change in the weather pattern, management believes the Company will have a fourth quarter in line with prior years.

     The 1998 fiscal year will not contain the $37 million charge related to the early retirement window which was contained in the final quarter of the 1997 fiscal year. Therefore, the gross profit rate is anticipated to increase year to year. Interest expense is expected to continue to increase because of the increases in debt and less available cash.


                                 OTHER MATTERS

     The California Air Resources Board (CARB) staff completed a review of the existing Tier II standards and proposed that alternative standards and implementation dates be adopted by CARB. The alternative Tier II standards adopted by CARB at its March 26, 1998 meeting are not harmonized with EPA Phase II, but rather require the accelerated introduction of overhead value engine technology into California. In addition, individual companies which sell more than a threshold number of Class I engines into California must submit a supplemental compliance plan to CARB to achieve additional reductions in extreme non-attainment areas. While CARB's aggressive program may result in a reduced product offering by the Company in California, it is not anticipated that the California program will have a material effect on the financial position or results of operations of the Company.


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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                          PART II - OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


    Exhibit
    Number         Description
    -------        -----------

     10      Form of Officer Employment Agreements*

     11      Computation of Earnings Per Share of Common Stock*

     12      Computation of Ratio of Earnings to Fixed Charges*

     27(a)   Financial Data Schedule, 3/29/98*
     27(b)   Restated Financial Data Schedule, 3/30/97*
     27(c)   Restated Financial Data Schedule, 12/29/96*

     *Filed herewith

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K for the third quarter ended March 29, 1998.





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


                             BRIGGS & STRATTON CORPORATION
                             -----------------------------
                                     (Registrant)


Date:  May 7, 1998           /s/  R. H. Eldridge
                             ---------------------------------------------------
                             R. H. Eldridge
                             Executive Vice President & Chief Financial Officer,
                             Secretary-Treasurer



Date:  May 7, 1998           /s/  J. E. Brenn
                             ---------------------------------------------------
                             J. E. Brenn
                             Vice President & Controller

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX





          Exhibit
          Number        Description
          -------       -----------

             10     Form of Officer Employment Agreements*

             11     Computation of Earnings Per Share of Common Stock*

             12     Computation of Ratio of Earnings to Fixed Charges*

             27(a)  Financial Data Schedule, 3/29/98*
             27(b)  Restated Financial Data Schedule, 3/30/97*
             27(c)  Restated Financial Data Schedule, 12/29/96*

             *Filed herewith