Form 10-K
period 1998-06-28
BRIGGS & STRATTON CORP
filed 1998-09-08
CIK 14195

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended    JUNE 28, 1998
                                      OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ____________ to ____________

Commission file number 1-1370

                          BRIGGS & STRATTON CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

             A Wisconsin Corporation                       39-0182330
          ------------------------------             ---------------------
         (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)                Identification No.)

             12301 WEST WIRTH STREET
              WAUWATOSA, WISCONSIN                            53222
         ----------------------------------------       -------------------
         (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  414-259-5333

Securities registered pursuant to Section 12(b) of the Act:


      Title of Each Class                    Name of Each Exchange on Which Registered
      -------------------                    -----------------------------------------
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

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $877,470,000 based on the reported last sale price of such securities as of August 20, 1998.

Number of Shares of Common Stock Outstanding at August 20, 1998: 23,623,591.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                    Part of Form 10-K Into Which Portions
         Document                         of Document are Incorporated
         --------                         ----------------------------

Proxy Statement for Annual Meeting
    on October 21, 1998                            Part III

The Exhibit Index is located on page 30.

                         BRIGGS & STRATTON CORPORATION
                       1998 FORM 10-K - TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
PART I

Item 1.           Business                                                                          1

Item 2.           Properties                                                                        3

Item 3.           Legal Proceedings                                                                 4

Item 4.           Submission of Matters to a Vote of Security Holders                               4

                  Executive Officers of the Registrant                                              4

PART II

Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters         5

Item 6.           Selected Financial Data                                                           6

Item 7.           Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                            7

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                       11

Item 8.           Financial Statements and Supplementary Data                                      12

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                   Financial Disclosure                                                            28

PART III

Item 10.          Directors and Executive Officers of the Registrant                               28

Item 11.          Executive Compensation                                                           28

Item 12.          Security Ownership of Certain Beneficial Owners and Management                   28

Item 13.          Certain Relationships and Related Transactions                                   28

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 28

                  Signatures                                                                       29


CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of weather on the purchasing patterns of the Company's customers and end use purchasers of the Company's engines; the seasonal nature of the Company's business; actions of competitors; changes in laws and regulations, including accounting standards; employee relations; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; foreign economic conditions, including currency rate fluctuations; the ability of the Company's customers and suppliers to meet year 2000 compliance; and unanticipated internal year 2000 issues. Some or all of the factors may be beyond the Company's control.

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

The Company's engines are used primarily by the lawn and garden equipment industry, which accounted for 79% of fiscal 1998 OEM engine sales. The major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 21% of OEM sales in fiscal 1998 were for use on many products for industrial, construction, agricultural and consumer applications, including generators, pumps and pressure washers. Many retailers specify the Company's engines on the powered equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that its engine is just a component. Briggs & Stratton engines are marketed under various brand names including Classic(TM), Sprint(TM), Quattro
(TM), Quantum(R), INTEK(TM), I/C(R), Diamond I/C(R), Industrial Plus(TM) and Vanguard(TM).

In fiscal 1998, approximately 22% of the Company's net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Canada, Czech Republic, France, Germany, New Zealand, Sweden, the United Kingdom and Mexico. The Company is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. The Company also exports to developing nations where its engines are used in agricultural, marine, construction and other applications.

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

CUSTOMERS

The Company's sales are primarily made directly to original equipment manufacturers. The Company's three largest customers accounted for 46%, 46% and 48% of net sales in fiscal 1998, 1997 and 1996, respectively. Sales to the Company's largest engine customer, MTD Products Inc., were 18%, 21% and 21% of net sales in fiscal 1998, 1997 and 1996, respectively. Sales to its second largest customer, AB Electrolux (including its Frigidaire Home Products group), were 15%, 14% and 14% of net sales in fiscal 1998, 1997 and 1996, respectively, and sales to its third largest customer, Tomkins PLC (including its Murray subsidiary products), were 13%, 11% and 13% of net sales in fiscal 1998, 1997 and 1996, respectively. Under purchasing plans available to all of its gasoline engine customers, the Company typically enters into annual engine supply arrangements with these large customers. The Company has no reason to anticipate a change in this practice or in its historical business relationships with these equipment manufacturers.

Over the past several years, sales in the United States of lawn and garden equipment by mass merchandisers have increased significantly, while sales by independent distributors and dealers have declined. The Company believes that in 1998 more than 75% of all lawn and garden equipment sold in the United States was sold through mass merchandisers such as Sears, Wal-Mart, Kmart, Home Depot and Lowe's. Given the buying power of the mass merchandisers, the Company, through its customers, has experienced pricing pressure. The Company expects that this trend will continue in the foreseeable future. The Company believes that a similar trend has developed for commercial products for industrial and consumer applications.

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

Briggs & Stratton manufactures a majority of the structural components used in its engines, including ductile iron castings, aluminum die castings and a high percentage of other major components, such as carburetors and ignition systems. The Company purchases certain finished standard commercial parts such as piston rings, spark plugs, valves, grey iron castings, zinc die castings and plastic components, some stampings and screw machine parts and smaller quantities of other components. Raw material purchases are principally for aluminum, iron and steel. The Company believes its sources of supply are adequate.

The Company has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan, with Puling Machinery Works and Yimin Machinery Plant for the production of engines in China, and with Starting Industrial of Japan for the production of rewind starters in the U.S. The Company also has two new joint ventures in India. Kirloskar Briggs & Stratton, a joint venture with Kirloskar Oil Engines Ltd., will be responsible for sales and distribution of Briggs & Stratton engines and parts in India and will assemble and distribute generators and pumps powered by Briggs & Stratton engines. Hero Briggs & Stratton is a joint venture with Hero Motors, part of the Hero Group, for the manufacture of engines and transmissions to be used in two wheel transportation vehicles.

The Company has a strategic relationship with Mitsubishi Heavy Industries (MHI) for the international distribution of engines for outdoor power equipment manufactured by MHI in Japan.

OTHER GENERAL INFORMATION

The Company holds certain patents on features incorporated in its products; however, the success of the Company's business is not considered to be primarily dependent upon patent protection. Licenses, franchises and concessions are not a material factor in the Company's business.

For the years ending June 28, 1998, June 29, 1997 and June 30, 1996, the Company spent approximately $19,950,000, $19,525,000 and $15,019,000, respectively, on
Company sponsored research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by the Company during the fiscal year was 7,350. Employment ranged from a low of 7,205 in July 1997 to a high of 7,486 in October 1997.

EXPORT SALES

Export sales for fiscal 1998 were $288,510,000 (22% of total sales), for fiscal 1997 were $304,230,000 (23% of total sales) and for fiscal 1996 were $323,747,000 (25% of total sales). These sales were principally to customers in European countries.

ITEM 2. PROPERTIES

The corporate offices and two of the Company's manufacturing facilities are located in suburbs of Milwaukee, Wisconsin. The Company also has manufacturing facilities in Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama; Statesboro, Georgia; and Ravenna, Michigan. These are owned facilities containing over 3.9 million square feet of office and production area. The Company occupies warehouse space totalling 400,000 square feet in a suburb of Milwaukee, Wisconsin under a reservation of interest agreement.

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

The Company leases 174,000 square feet of space to house its European warehouse in the Netherlands and its foreign sales and service operations in Australia, Austria, Canada, the Czech Republic, France, Germany, Mexico, New Zealand, Sweden, Switzerland and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings that are required to be reported under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 28, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT


Name, Age, Position                            Business Experience for Past Five Years
-------------------                            ---------------------------------------
FREDERICK P. STRATTON, JR., 59                 Mr. Stratton was elected to the position of Chief Executive Officer in May
Chairman and Chief Executive Officer           1977 and Chairman in November 1986. He also served in the position of President
(1) (2) (3)                                    from January 1992 to August 1994.

JOHN S. SHIELY, 46                             Mr. Shiely was elected to his current position in August 1994, after serving
President and Chief Operating Officer          as Executive Vice President - Administration since November 1991.
(1) (2)

ROBERT H. ELDRIDGE, 59                         Mr. Eldridge was elected to his current position effective April 1995. He has
Executive Vice President and                   served as Secretary-Treasurer since January 1984.
Chief Financial Officer,
Secretary-Treasurer  (1)

MICHAEL D. HAMILTON, 56                        Mr. Hamilton was elected to his present position effective June 1989.
Executive Vice President -
Sales and Service

JAMES A. WIER, 55                              Mr. Wier was elected to his current position in April 1989.
Executive Vice President - Operations


JAMES E. BRENN, 50                             Mr. Brenn was elected to his current position in November 1988.
Vice President and Controller

RICHARD J. FOTSCH, 43                          Mr. Fotsch was elected to his current position effective July 1997, after serving
Senior Vice President -                        in the executive officer position of Vice President; General Manager - Small
Engine Group                                   Engine Division since May 1993.

HUGO A. KELTZ, 50                              Mr. Keltz was elected to his present position in May 1992.
Vice President - International

CURTIS E. LARSON, JR., 50                      Mr. Larson was elected to this executive officer position in October 1995 after
Vice President - Distribution                  serving as Vice President - Industrial Engine Division since January 1993.
Sales and Service




PAUL M. NEYLON, 51                             Mr. Neylon was elected to his current position in May 1993.
Vice President; General Manager -
Spectrum Division

WILLIAM H. REITMAN, 42                         Mr. Reitman was elected an executive officer effective April 20, 1998. He has
Vice President - Marketing                     served as Vice President - Marketing since November 1995, after serving as
                                               Marketing Director - New Ventures since March 1993.

STEPHEN H. RUGG, 51                            Mr. Rugg was elected to his current position in November 1995, after serving as
Vice President - Sales                         Vice President - Sales and Marketing since November 1988.

THOMAS R. SAVAGE, 50                           Mr. Savage was elected to his current position effective July 1997, after
Senior Vice President - Administration         serving as Vice President - Administration and General Counsel since November
                                               1994. He joined the Company in April 1992 as General Counsel.

GREGORY D. SOCKS, 49                           Mr. Socks was elected to his current position effective July 1997, after serving
Vice President; General Manager -              in the executive officer position of Vice President; General Manager - Large
Castings Division                              Engine Division since May 1993.

GERALD E. ZITZER, 51                           Mr. Zitzer was elected to his current position in November 1988.
Vice President - Human Resources

(1) Officer is also a Director of the Company.

(2) Member of Executive Committee.

(3) Member of Planning Committee.

Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Information required by this Item is incorporated by reference to "Quarterly Financial Data, Dividend and Market Information" on page 27.

ITEM 6. SELECTED FINANCIAL DATA



 Fiscal Year                                         1998       1997         1996       1995        1994


(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS

  NET SALES                                       1,327,610   1,316,413   1,287,029   1,339,677   1,285,517

  GROSS PROFIT ON SALES                             254,674     221,216     261,748     271,618     266,540

  PROVISION FOR INCOME TAXES                         42,500      37,740      56,640      65,570      67,240

  NET INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGES                                70,645      61,565      92,412     104,805     102,481

  NET INCOME                                         70,645      61,565      92,412     104,805      69,923

  WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (000)                    24,666      28,551      28,927      28,927      28,927

  DILUTED NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (000)                    24,775      28,678      29,059      29,072      29,120

  PER SHARE OF COMMON STOCK:

    Basic Earnings
     before cumulative effect of accounting changes    2.86        2.16        3.19        3.62        3.54

    Basic Earnings                                     2.86        2.16        3.19        3.62        2.42

    Diluted Earnings                                   2.85        2.15        3.18        3.61        2.40

    Cash Dividends                                     1.12        1.09        1.05         .98         .90

    Shareholders' Investment                          13.28       13.82       17.30       15.19       13.96



OTHER DATA

 SHAREHOLDERS' INVESTMENT                           316,488     351,097     500,505     439,478     403,792

 LONG-TERM DEBT                                     128,102     142,897      60,000      75,000      75,000

 TOTAL ASSETS                                       793,409     842,189     838,164     798,493     777,355

 PLANT AND EQUIPMENT                                812,428     796,714     776,638     726,331     669,593

 PLANT AND EQUIPMENT, NET OF RESERVES               391,927     396,266     374,212     343,297     285,890

 PROVISION FOR DEPRECIATION                          47,511      43,345      43,032      44,445      42,950

 EXPENDITURES FOR PLANT AND EQUIPMENT                45,893      71,262      77,746     131,034      40,804

 WORKING CAPITAL                                    159,101     204,422     266,208     256,075     276,040

   Current Ratio                                   1.7 to 1    2.0 to 1    2.4 to 1    2.3 to 1    2.3 to 1


 NUMBER OF EMPLOYEES AT YEAR END                      7,265       7,661       7,199       6,958       8,628

 NUMBER OF SHAREHOLDERS AT YEAR END                   4,911       5,336       5,879       6,792       6,228

 QUOTED MARKET PRICE:

    High                                             53-3/8      53-5/8      46-7/8      39-1/4      45-1/8

    Low                                              36-7/8      36-1/2      32-3/4      30-1/2      32-1/2


NOTES:

(1) The number of shares of common stock and per share data have been adjusted for a 2-for-1 stock split in fiscal 1995.

(2) The cumulative effects of accounting changes in 1994 were for postretirement health care, postemployment benefits and deferred income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1998 COMPARED TO FISCAL 1997

Sales

Net sales for fiscal 1998 totaled $1,328 million, up 1% or $11 million from the preceding year. This increase resulted primarily from a $34 million increase in sales dollars due to a 3% increase in engine unit shipments and a $6 million increase in service parts sales due to increased demand. These increases were partially offset by a $19 million decrease in sales dollars due to a mix change to lower horsepower, lower priced engines and a $10 million decrease in revenue from European customers with whom the Company shares currency risk.

Gross Profit

The gross profit margin for the 1998 fiscal year increased to 19% from 17% in the 1997 fiscal year. The primary reason for this favorable change was the lack of the $37 million charge related to the early retirement window (described later). There was also a $2 million increase due to improvements in manufacturing productivity. These were offset by the $10 million in lost gross profit due to the reduced revenue from European customers described above.

Engineering, Selling, General and Administrative Expenses

Engineering, selling, general and administrative expenses increased $12 million or 11% between years. This increase was caused primarily by the costs associated with the new company-wide information system which totaled $7 million (discussed later) and increased costs of new venture activities which totaled $7 million, of which $4 million related to the Company's POWERCOM software business. The Company signed a letter of intent for the sale of its POWERCOM software business shortly after the end of the fiscal year. This sale is not expected to result in any material gains or losses.

Interest Expense

Interest expense for the 1998 fiscal year was $9 million higher than in 1997. This resulted from using increased domestic short-term borrowings to finance seasonal increases in accounts receivable and inventories during the year and an increase in long-term debt over the preceding year. Seasonal borrowings were paid off by the end of the fiscal year.

Provision for Income Taxes

The effective tax rate decreased to 37.6% in 1998 from 38.0% in the previous year. This was due primarily to reductions in the foreign tax provision and in other tax related items that were individually insignificant.

FISCAL 1997 COMPARED TO FISCAL 1996

Sales

Net sales for fiscal 1997 increased 2% or $29.4 million compared to the prior year. The primary reason for this was a 1% increase in engine unit shipments. The remaining 1% increase in net sales was a result of modest price increases and a mix improvement.

Gross Profit

Gross profit for fiscal 1997 decreased 15% or $40.5 million compared to the same period in the prior year. The primary reason for this decrease was a charge of $37.1 million related to an early retirement window accepted by certain Milwaukee hourly employees in accordance with the current union contract.

The gross profit rate was 17% in fiscal 1997 compared to 20% in fiscal 1996. In addition to the early retirement window, the gross profit rate was also negatively impacted by increases in warranty expenses totaling $9.3 million due to claims experience, increases in the unit price of aluminum totaling $3.7 million, and the absence in fiscal 1997 of the $3.5 million credit for employees who had accepted early retirement in fiscal 1995 and canceled their acceptance in fiscal 1996. Savings from lower labor costs at the Company's new engine plants partially offset the preceding factors impacting the gross profit rate.

Engineering, Selling, General and Administrative Expenses

Engineering, selling, general and administrative expenses for fiscal 1997 increased 8% or $9.2 million compared to fiscal 1996. This increase was primarily due to increased employee compensation of $4.0 million, planned increases in manpower and other costs of $2.7 million relating to new venture activities, and increased professional services of $1.5 million primarily resulting from the start of the implementation of a new enterprise-wide information system.

Provision for Income Taxes

The effective income tax rate used in both periods was 38.0%.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS 1998, 1997 AND 1996

Cash flows from operating activities was $136 million, $143 million and $94 million, in fiscal 1998, 1997 and 1996, respectively. The primary source of funds was from net income excluding depreciation. The significant change between fiscal 1997 and fiscal 1996 amounts was due to changes in working capital as explained below.

The fiscal 1998 cash flow from operating activities reflects a $7 million increase in accounts receivable and an $18 million decrease in inventories resulting from increased sales late in the last fiscal quarter.

The fiscal 1997 cash flow from operating activities reflects an increase in accounts receivable of $11 million and lower inventories of $11 million resulting from increased sales at the end of the fiscal year when compared to the previous year. Also, increased accounts payable of $17 million caused by the timing of payments, increased accrued liabilities of $5 million resulting primarily from increased profit sharing provisions, and increased federal and state income taxes payable of $4 million caused by the timing of payments, all contributed to the cash flows of the Company.

The fiscal 1996 cash flow from operating activities reflects an increase in receivables of $25 million resulting from higher sales at the end of the fiscal year and a decrease in accrued liabilities of $26 million primarily due to decreased profit sharing provisions.

Net cash used in investing activities amounted to $45 million, $51 million and $77 million in fiscal 1998, 1997 and 1996, respectively. Cash flows used in investing activities included additions to plant and equipment of $46 million, $71 million and $78 million in fiscal 1998, 1997 and 1996, respectively. The fiscal 1998 capital expenditures principally related to investment in equipment. The fiscal 1997 capital expenditures related primarily to reinvestment in equipment and new products, while the fiscal 1996 expenditures principally related to the construction of three new engine manufacturing plants and a foundry and plant expansions at existing facilities. The 1997 cash flows from investing activities also included $16 million related to the sale of the Menomonee Falls, Wisconsin facility. The sale of this facility is described under "Other Matters."

Net cash used in financing activities amounted to $119 million, $129 million and $38 million in fiscal 1998, 1997 and 1996, respectively. These financing activities included the repurchase of the Company's common stock, totaling $86 million in 1998 and $179 million in 1997. In each of fiscal 1998 and 1997, $15 million was paid on the 9.21% Senior Notes due 2001. Cash dividends totaled $28 million, $31 million and $30 million in fiscal 1998, 1997 and 1996, respectively. The cash dividends in 1998 were less than those paid in the preceding two years because the common stock repurchase program resulted in less stock outstanding in that year. In fiscal 1997, the Company issued ten-year notes which resulted in $98 million of net proceeds from the offering. The $9 million in proceeds from the exercise of stock options in 1998 was substantially higher than in prior years due to increased option activity.

Future Liquidity and Capital Resources

The Company has in place a $250 million revolving credit facility to be used to fund seasonal working capital requirements and other financing needs. This credit facility expires in April 2002 and contains certain restrictive covenants. Because the Company has been using some available cash in its ongoing stock repurchase program, the Company will be placing more reliance on borrowings to fund working capital needs than it did prior to fiscal 1997. Accordingly, the Company experienced higher interest expense in fiscal 1998, and anticipates interest expense to remain at such higher levels in the future.

In May 1997, the Company filed a shelf registration for $175 million of debt securities to be issued periodically. Of this, $75 million has not yet been issued on the registration statement. The Company may decide to offer all or part of the remaining securities depending on many factors, including general economic conditions, cash required for operations and the timing of the remaining open market repurchases of its common stock.

Management expects capital expenditures to total $72 million in fiscal 1999, consisting of projects which include reinvestment in equipment and new products.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to public debt markets will be adequate to fund the Company's capital requirements for the foreseeable future.

FINANCIAL STRATEGY

Management of the Company subscribes to the premise that the value of the Company is enhanced if the capital invested in the Company's operations yields a cash return that is greater than the Company's cost of capital. Given this belief, the Company implemented this financial strategy by means of a "dutch auction" tender offer (described below) and a public debt offering in fiscal 1997. The Company also continued the repurchase of its outstanding common stock in the open market in the 1998 fiscal year. The Company believes this will provide a capital structure that makes greater use of financial leverage without imposing excessive risk on either the Company's shareholders or creditors. The Company also believes that the substitution of lower (after-tax) cost debt for equity in its permanent capital structure will reduce its overall cost of capital and that its profitability and strong cash flows will accommodate the increased use of debt without impairing its ability to finance growth or increase cash dividends per share on its common stock.

In fiscal 1997, the Company's Board of Directors authorized the purchase of up to $300 million of shares of its common stock by means of a tender offer and open market or private transactions. As of June 28, 1998, purchases totaled $264 million. Future purchases will depend on many factors, including the market price of the shares, the Company's business and financial position, and general economic and market conditions. The Company intends to fund any future purchases of its common stock through a combination of available cash, cash generated from operations and additional borrowings.

Also as a part of its financial strategy, subject to the discretion of its Board of Directors and the requirements of applicable law, the Company currently intends to increase future cash dividends per share at a rate approximating the inflation rate.

OTHER MATTERS

Year 2000 Issues

The Company is implementing a new company-wide information system. This new system is expected to address the great majority of information technology year 2000 computer issues. The new system will replace the Company's mainframe computer, which is being retired in early calendar 1999. The new system has been installed and implementation has been completed in approximately one-half of the Company's U.S. operations. Other internal year 2000 issues not directly related to the previously described project are being addressed and tested in parallel with the main project. These are expected to be completed by the middle of the 1999 calendar year.

Project expenditures to date total $26 million. The Company expects to incur an additional $8 million of incremental costs, running through the 2002 fiscal year, because of related projects.


The Company has developed an overall comprehensive Year 2000 Program to address year 2000 issues. This program is based on the Automotive Industry Action Group's model system consisting of five steps: Awareness; Inventory and Assessment; Remediation; Testing; and Readiness Certification. Oversight of the program is the responsibility of a group of senior executives with progress reported to the Company's Board of Directors.

A risk assessment and exposure analysis has been made, and each area has been ranked as high, medium or low. The Company's high risk areas have been identified as information technology systems and infrastructures, customers, suppliers, and financial institutions. The software for a new company-wide information system, which is broad based, has already been installed and is effectively in use for over 50% of company operations. And since remaining operations are substantially similar, management does not anticipate the need to develop an extensive contingency plan for information technology systems.

The non-information technology systems are midway through the assessment phase and remediation is scheduled for completion by mid-calendar year 1999 without material incremental costs anticipated. Based on the assessment of its non-information technology systems to date, the Company currently does not anticipate the need to develop an extensive contingency plan for non-information systems, so it is not expecting to incur material incremental costs to do this.

The Company's largest customers have certified that they will be year 2000 compliant before the end of calendar year 1999, as to their relationships with the Company. The identification of critical vendors has been completed and a survey is scheduled for completion by the first quarter of calendar year 1999. Alternative suppliers will be identified for those not expected to be compliant by the end of 1999, as to their relationships with the Company. The Company's financial institutions are currently being surveyed and it is anticipated that they are year 2000 compliant, or will be before the end of calendar year 1999.

Selected areas, both internal and external, will be tested to assure the integrity of the Company's remediation programs. The testing will be completed by mid-calendar year 1999.

It is anticipated that any requisite changes necessary to become year 2000 compliant will be completed prior to mid-calendar year 1999 and contingency plans will be developed, as necessary, to address unforeseen circumstances prior to the end of calendar year 1999.

The Company believes its Year 2000 Program is adequate to detect in advance year 2000 compliance issues, and that it has the necessary resources to remedy them. However, the year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

Emissions

The U.S. Environmental Protection Agency (EPA) is developing national emission standards under a two phase process for small air cooled engines. The Company currently has a complete product offering which complies with EPA's Phase I engine emission standards. The EPA issued a Notice of Proposed Rulemaking for Phase II emission standards in January of 1998 incorporating the agreement in principle reached between EPA and several engine manufacturers, including the Company. This proposed Phase II program will impose more stringent standards over the useful life of the engine and will be phased in from 2001 to 2005. EPA expects to finalize the Phase II regulation by the end of 1998. While it is impossible to precisely quantify the cost of compliance until the standards are issued, the Company believes compliance with the new standards will not have a material adverse effect on its financial position or results of operations.

The California Air Resources Board (CARB) staff completed a review of the existing Tier II standards and proposed that alternative standards and implementation dates be adopted by CARB. Alternative Tier II standards were adopted by CARB at its March 26, 1998 meeting and are not harmonized with EPA's proposed Phase II, but rather require the accelerated introduction of overhead valve engine technology into California. In addition, individual companies which sell more than a threshold number of Class I engines into California must submit a supplemental compliance plan to CARB to achieve additional reductions in extreme non-attainment areas. While CARB's aggressive program may result in a reduced product offering by the Company in California, it is not anticipated that the California program will have a material effect on the financial condition or results of operations of the Company.

Sale of the Menomonee Falls, Wisconsin Facility

The sale of the Company's Menomonee Falls, Wisconsin facility for approximately $16.0 million was completed during fiscal 1997. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the "Reservation Period"). The contract also contains a buyout clause, at the buyer's option and under certain circumstances, of the remaining Reservation Period. Under the provisions of Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate," the Company is required to account for this as a financing transaction as the Company continues to have substantial involvement with the facility during the Reservation Period or until the buyout option is exercised. Under this method, the cash received is reflected as a deferred revenue, and the assets and the accumulated depreciation remain on the Company's books. Depreciation expense continues to be recorded each period, and imputed interest expense is also recorded and added to deferred revenue. Offsetting this is the fair value lease income on the non-Company occupied portion of the building. A pretax gain, which will be recognized at the earlier of the exercise of the buyout option or the expiration of the Reservation Period, is estimated to be $10 million to $12 million. The annual cost of operating the warehouse portion of the facility is not material.

New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board adopted Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard will be effective for the Company in fiscal 2000, and requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any fair value changes will be recorded in net income or comprehensive income. The Company does not expect that the adoption of this standard will have a material effect on the results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of purchasing engines from its Japanese joint venture. The Company's foreign subsidiaries' earnings are also influenced by fluctuations of the local currency against the U.S. dollar as these subsidiaries purchase inventory from the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At June 28, 1998, the Company had the following forward foreign exchange contracts outstanding at the Fair Value Gains and (Losses) shown (in thousands):


                     Notional          U.S.           Fair Value
Currency               Value          Dollars      Gains and (Losses)
--------             --------         -------      ------------------
Japanese Yen         3,600,000         28,000          ($2,200)
Australian Dollars         400            300               60

All of the above contracts expire in less than one year.

Although the Company sells its domestically produced engines to foreign customers in U.S. dollars, the Company has shared some of the currency risk with customers for certain sales transactions. Accordingly, the Company is exposed to fluctuations in foreign exchange rates, primarily related to the U.S. dollar/European Currency Unit rate. Historically, the Company has managed these risks through limitations on the amount of sharing provided to customers. These programs are generally for one year.

Fluctuations in currency exchange rates may also impact the stockholders' equity of the Company. Amounts invested in the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded in stockholders' equity as cumulative translation adjustments. The dollar was stronger relative to many of the foreign currencies at June 28, 1998 compared to June 29, 1997. Consequently, the cumulative translation adjustments component of stockholders' equity decreased $1.1 million during the year. Using the year-end exchange rates, the total amount invested in subsidiaries at June 28, 1998 was approximately $9.9 million.

INTEREST RATES

The Company is exposed to interest rate fluctuations on its borrowings. The Company manages its interest rate exposure through a combination of fixed and variable rate debt. Depending on general economic conditions, the Company has typically used variable rate debt for short-term borrowings and fixed rate debt for longer-term borrowings.

At June 28, 1998, the Company had the following short-term loans outstanding (amount in thousands):

                                                       Average Annual
Currency                      Amount                  Interest Rate
--------                      ------                  ---------------
German Mark                   19,561                     4.52%
British Pounds                   140                     8.10%
Dutch Guilder                  1,715                     5.10%
Irish Punt                       227                     6.90%
Canadian Dollars               2,797                     6.50%
Swedish Krona                  1,000                     8.05%
French Franc                     665                     5.19%
U.S. Dollars                   4,700                     5.94%

All of the above loans carry variable interest rates.

Long-term loans consisted of the following (amounts in thousands):


Description                     Amount            Maturity
-----------                     ------            --------
9.21% Senior Notes             $45,000            $15,000 in fiscal 1999, 2000
                                                  and 2001
7.25% Notes                     98,102            2007

Each of the above loans carries a fixed rate of interest.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS

AS OF JUNE 28, 1998 AND JUNE 29, 1997
(in thousands)

             ASSETS                        1998         1997
                                           ----         ----
CURRENT ASSETS:

  Cash and Cash Equivalents              $ 84,527     $112,859
  Receivables, Less Reserves of
    $1,537 and $1,522, Respectively       136,629      129,877
  Inventories -
    Finished Products and Parts            58,975       83,361
    Work in Process                        45,217       37,922
    Raw Materials                           3,684        4,674
                                         --------     --------
      Total Inventories                   107,876      125,957
  Future Income Tax Benefits               31,287       31,602
  Prepaid Expenses                         21,727       18,121
                                         --------     --------
      Total Current Assets                382,046      418,416

DEFERRED INCOME TAX ASSETS                  9,555       16,975

CAPITALIZED SOFTWARE                        9,881       10,532

PLANT AND EQUIPMENT:

  Land and Land Improvements               15,781       15,548
  Buildings                               148,868      146,769
  Machinery and Equipment                 630,043      584,834
  Construction in Progress                 17,736       49,563
                                         --------     --------
                                          812,428      796,714

  Less - Accumulated Depreciation         420,501      400,448
                                         --------     --------
      Total Plant and Equipment, Net      391,927      396,266
                                         --------     --------
                                         $793,409     $842,189
                                         ========     ========

           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

 AS OF JUNE 28, 1998 AND JUNE 29, 1997
(in thousands)

    LIABILITIES AND SHAREHOLDERS' INVESTMENT         1998           1997
                                                     ----           ----
CURRENT LIABILITIES:

  Accounts Payable                               $  76,915      $  82,166
  Domestic Notes Payable                             4,700          5,000
  Foreign Loans                                     14,336         13,359
  Current Maturities on Long-Term Debt              15,000         15,000
  Accrued Liabilities -
    Wages and Salaries                              29,502         25,767
    Warranty                                        29,565         27,017
    Other                                           42,398         34,769
                                                 ---------      ---------
      Total Accrued Liabilities                    101,465         87,553
  Federal and State Income Taxes                    10,529         10,916
                                                 ---------      ---------
      Total Current Liabilities                    222,945        213,994

DEFERRED REVENUE ON SALE OF
  PLANT AND EQUIPMENT                               15,893         15,966

ACCRUED PENSION COST                                26,477         31,891

ACCRUED EMPLOYEE BENEFITS                           12,571         12,324

ACCRUED POSTRETIREMENT
  HEALTH CARE OBLIGATION                            70,933         74,020

LONG-TERM DEBT                                     128,102        142,897

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT:

  Common Stock -
    Authorized 60,000 shares $.01 Par Value,
      Issued 28,927 in 1998 and 1997                   289            289
  Additional Paid-In Capital                        37,776         40,533
  Retained Earnings                                533,805        490,682
  Cumulative Translation Adjustments                (2,110)        (1,033)
  Treasury Stock at cost,
    5,103 shares in 1998 and 3,513 in 1997        (253,272)      (179,374)
                                                 ---------      ---------
      Total Shareholders' Investment               316,488        351,097
                                                 ---------      ---------
                                                 $ 793,409      $ 842,189
                                                 =========      =========



          The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JUNE 28, 1998, JUNE 29, 1997 AND JUNE 30, 1996 (in thousands, except per share data)

                                                   1998          1997            1996
                                                   ----          ----            ----
NET SALES                                      $ 1,327,610    $ 1,316,413    $ 1,287,029
COST OF GOODS SOLD                               1,072,936      1,095,197      1,025,281
                                               -----------    -----------    -----------
    Gross Profit on Sales                          254,674        221,216        261,748
ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                          129,986        117,497        108,339
                                               -----------    -----------    -----------
    Income from Operations                         124,688        103,719        153,409
INTEREST EXPENSE                                   (19,352)        (9,880)       (10,069)
OTHER INCOME, Net                                    7,809          5,466          5,712
                                               -----------    -----------    -----------
    Income Before Provision for Income Taxes       113,145         99,305        149,052
PROVISION FOR INCOME TAXES                          42,500         37,740         56,640
                                               -----------    -----------    -----------
NET INCOME                                     $    70,645    $    61,565    $    92,412
                                               ===========    ===========    ===========
    Average Shares Outstanding                      24,666         28,551         28,927
BASIC EARNINGS PER SHARE                       $      2.86    $      2.16    $      3.19
                                               ===========    ===========    ===========
    Diluted Average Shares Outstanding              24,775         28,678         29,059
DILUTED EARNINGS PER SHARE                     $      2.85    $      2.15    $      3.18
                                               ===========    ===========    ===========





          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

FOR THE YEARS ENDED JUNE 28, 1998, JUNE 29, 1997 AND JUNE 30, 1996
(in thousands)

                                                        Additional                  Cumulative
                                            Common       Paid-In      Retained      Translation    Treasury
                                            Stock        Capital      Earnings      Adjustments      Stock
                                            -----        -------      --------      -----------      -----
BALANCES, JULY 2, 1995                     $     289    $  41,698     $ 397,627     $    (136)    $    --
  Net Income                                    --           --          92,412          --            --
  Cash Dividends Paid ($1.05 per share)         --           --         (30,373)         --            --
  Purchase of Common Stock
    for Treasury                                --           --            --            --          (1,185)
  Exercise of Stock Options                     --           (800)         --            --           1,185
  Currency Translation Adjustments              --           --            --            (212)         --
                                           ---------    ---------     ---------     ---------     ---------
BALANCES, JUNE 30, 1996                          289       40,898       459,666          (348)         --
  Net Income                                    --           --          61,565          --            --
  Cash Dividends Paid ($1.09 per share)         --           --         (30,549)         --            --
  Purchase of Common Stock
    for Treasury                                --           --            --            --        (179,924)
  Exercise of Stock Options                     --           (365)         --            --             550
  Currency Translation Adjustments              --           --            --            (685)         --
                                           ---------    ---------     ---------     ---------     ---------
BALANCES, JUNE 29, 1997                          289       40,533       490,682        (1,033)     (179,374)
  Net Income                                    --           --          70,645          --            --
  Cash Dividends Paid ($1.12 per share)         --           --         (27,522)         --            --
  Purchase of Common Stock
    for Treasury                                --           --            --            --         (85,943)
  Exercise of Stock Options                     --         (2,757)         --            --          12,045
  Currency Translation Adjustments              --           --            --          (1,077)         --
                                           ---------    ---------     ---------     ---------     ---------
BALANCES, JUNE 28, 1998                    $     289    $  37,776     $ 533,805     $  (2,110)    $(253,272)
                                           =========    =========     =========     =========     =========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW

FOR THE YEARS ENDED JUNE 28, 1998, JUNE 29, 1997 AND JUNE 30, 1996
(in thousands)

                                                                    1998          1997          1996
                                                                    ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $  70,645     $  61,565     $  92,412
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities -
    Depreciation                                                    47,511        43,345        43,032
    Amortization of Discount on 7.25% Notes Due 2007                   205            17          --
    Loss on Disposition of Plant and Equipment                       1,973         1,608         2,692
    Provision for Deferred Income Taxes                              7,735       (16,105)          770
    Change in Operating Assets and Liabilities -
      (Increase) in Receivables                                     (6,752)      (10,531)      (25,230)
      Decrease in Inventories                                       18,081        11,446         3,271
      (Increase) in Other Current Assets                            (3,606)       (2,396)       (2,895)
      Increase (Decrease) in Accounts Payable,
        Accrued Liabilities and Income Taxes                         8,274        25,378       (15,595)
      Other, Net                                                    (7,676)       28,590        (3,961)
                                                                 ---------     ---------     ---------
        Net Cash Provided by Operating Activities                  136,390       142,917        94,496
                                                                 ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Plant and Equipment                                 (45,893)      (71,262)      (77,746)
  Proceeds Received on Sale of Plant and Equipment                     620         4,133         1,069
  Proceeds Received on Sale of Menomonee Falls,
  Wisconsin Facility                                                  --          15,966          --
                                                                 ---------     ---------     ---------
        Net Cash Used in Investing Activities                      (45,273)      (51,163)      (76,677)
                                                                 ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Borrowings (Repayments) on Loans and Notes Payable               677        (1,563)       (6,481)
  Net Borrowings on 7.25% Notes Due 2007                              --          97,880          --
  Repayment on 9.21% Senior Notes Due 2001                         (15,000)      (15,000)         --
  Cash Dividends Paid                                              (27,522)      (30,549)      (30,373)
  Purchase of Common Stock for Treasury                            (85,943)     (179,924)       (1,185)
  Proceeds from Exercise of Stock Options                            9,288           185           385
                                                                 ---------     ---------     ---------
        Net Cash Used in Financing Activities                     (118,500)     (128,971)      (37,654)
                                                                 ---------     ---------     ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                                (949)         (563)         (174)
                                                                 ---------     ---------     ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                 (28,332)      (37,780)      (20,009)
CASH AND CASH EQUIVALENTS:
  Beginning of Year                                                112,859       150,639       170,648
                                                                 ---------     ---------     ---------
  End of Year                                                    $  84,527     $ 112,859     $ 150,639
                                                                 =========     =========     =========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Interest Paid                                                  $  17,989     $   9,298     $  10,137
                                                                 =========     =========     =========
  Income Taxes Paid                                              $  33,352     $  49,707     $  48,865
                                                                 =========     =========     =========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FOR THE YEARS ENDED JUNE 28, 1998, JUNE 29, 1997 AND JUNE 30, 1996

(1)      NATURE OF OPERATIONS:
Briggs & Stratton Corporation (the Company) is a U.S. based producer of air cooled gasoline engines. These engines are sold primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment worldwide.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Fiscal Year: The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 1998, 1997 and 1996 fiscal years were 52 weeks long. All references to years relate to fiscal years rather than calendar years.

Principles of Consolidation: The consolidated financial statements include the accounts of Briggs & Stratton Corporation and its wholly owned domestic and
foreign   subsidiaries   after   elimination   of   intercompany   accounts  and
transactions.

Accounting Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: This caption includes cash, commercial paper and certificates of deposit. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 88% of total inventories at June 28, 1998, and 93% at June 29, 1997 and June 30, 1996. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $48,100,000, $48,894,000 and $48,125,000 higher in the respective years.
The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Plant and Equipment and Depreciation:
Plant and equipment is stated at cost, and depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the assets.

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in other income.

Income Taxes: The Provision for Income Taxes includes Federal, state and foreign income taxes currently payable and those deferred or prepaid because of temporary differences between the financial statement and tax basis of assets and liabilities. The Future Income Tax Benefits represent temporary differences relating to current assets and current liabilities and the Deferred Income Tax Assets represent temporary differences relating to noncurrent assets and liabilities.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $19,950,000 in 1998, $19,525,000 in 1997 and $15,019,000 in 1996.

Accrued Employee Benefits: The Company's life insurance program includes payment of a death benefit to beneficiaries of retired employees. The Company accrues for the estimated cost of these benefits over the estimated working life of the employee. Past service costs for all retired employees have been fully provided for. The Company also accrues for the estimated cost of supplemental retirement and death benefit agreements with executive officers.

NOTES . . .


Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses on the accompanying Consolidated Statement of Earnings, are expensed as incurred. These expenses totaled $7,325,000 in 1998, $7,989,000 in 1997 and $7,066,000 in 1996.

Foreign Currency Translation: Foreign currency balance sheet accounts are translated into United States dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders' Investment.

Start-Up Costs: It is the Company's policy to expense all start-up costs for new manufacturing plants. Under this policy, the Company expensed $11,660,000 in fiscal 1996.

Capitalized Software: This caption represents costs of software used in the Company's business. Amortization of Capitalized Software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $7,137,000 as of June 28, 1998, and $4,442,000 as of June 29, 1997.

Deferred Revenue on Sale of Plant & Equipment: The sale of the Company's Menomonee Falls, Wisconsin facility for approximately $16.0 million was completed at the beginning of the fiscal quarter ended December 29, 1996. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the "Reservation Period"). The contract also contains a buyout clause, at the buyer's option and under certain circumstances, of the remaining Reservation Period. Under the provisions of Statement of Financial Accounting Standards
(FAS) No. 66, "Accounting for Sales of Real Estate," the Company is required to account for this as a financing transaction as the Company continues to have substantial involvement with the facility during the Reservation Period or until the buyout option is exercised. Under this method, the cash received is reflected as a deferred revenue, and the assets and the accumulated depreciation remain on the Company's books. Depreciation expense continues to be recorded each period, and imputed interest expense is also recorded and added to deferred revenue. Offsetting this is the imputed fair value lease income on the non-Company occupied portion of the building. A pretax gain, which will be recognized at the earlier of the exercise of the buyout option or the expiration of the Reservation Period, is estimated to be $10 million to $12 million. The annual cost of operating the warehouse portion of the facility is not material.

Derivatives: The Company uses derivative financial instruments to manage its foreign currency and interest rate exposures. Gains and losses relating to hedges of probable transactions with noncontrolled subsidiaries and third parties are deferred and recognized as adjustments of carrying amounts when the transaction occurs. Gains and losses on hedges of transactions that are not probable of occurring and hedges of transactions with controlled subsidiaries are recognized in the Company's results of operations.

Earnings Per Share: The Company adopted Financial Accounting Standard No. 128 during the second quarter of the current fiscal year. The Company's earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, for each period presented, were computed on the assumption that stock options were exercised at the beginning of the periods reported. The difference between weighted average shares outstanding and diluted average shares outstanding reflects the dilutive effects of stock options.

Earnings per share of common stock are computed based on the weighted average number of shares outstanding during each period. The shares repurchased on May 20, 1997 pursuant to the dutch auction tender offer, which totaled 3,506,190 shares at $51.00 per share, and the Company's ongoing share repurchase program affect the year-to-date comparisons.

NOTES . . .


(3)      INCOME TAXES:
The provision for income taxes consists of the following (in thousands of dollars):


                                 1998                1997              1996
                                 ----                ----              ----
Current
  Federal                     $ 29,295            $ 45,474           $ 46,448
  State                          4,442               6,723              7,768
  Foreign                        1,028               1,648              1,654
                              --------            --------           --------
                                34,765              53,845             55,870
Deferred                         7,735             (16,105)               770
                              --------            --------           --------
Total                         $ 42,500            $ 37,740           $ 56,640
                              ========            ========           ========

A reconciliation of the U.S. statutory tax rates to the effective tax rates follows:


                                          1998     1997     1996
                                          ----     ----     ----
U.S. statutory rate                       35.0%    35.0%   35.0%
State taxes, net of
  Federal tax benefit                      3.1%     3.1%    3.4%
Foreign Sales Corporation
  tax benefit                              (.8%)    (.9%)   (.7%)
Other                                       .3%      .8%     .3%
                                          -----   ------   -----
Effective tax rate                        37.6%    38.0%   38.0%
                                          =====   ======   =====


The components of deferred tax assets and liabilities at the end of the fiscal year were (in thousands of dollars):

                                            1998      1997
                                            ----      ----
Future Income Tax Benefits:

  Inventory                                $ 2,212    $  2,916
  Payroll related accruals                   3,602       4,244
  Warranty reserves                         11,531      10,537
  Other accrued liabilities                 11,542       8,926
  Miscellaneous                              2,400       4,979
                                          --------    --------
                                          $ 31,287    $ 31,602
                                          ========    ========


                                            1998      1997
                                            ----      ----
Deferred Income Taxes:
  Difference between book and
    tax methods applied to
    maintenance and supply
    inventories                          $ 11,198     $ 12,464
  Pension cost                              7,137        9,688
  Accumulated depreciation                (53,109)     (50,207)
  Accrued employee benefits                 8,529        7,904
  Postretirement
    health care obligation                 27,664       28,868
  Deferred revenue on sale
    of plant & equipment                    6,198        6,226
  Miscellaneous                             1,938        2,032
                                         --------     --------
                                         $  9,555     $ 16,975
                                         ========     ========


The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $7,300,000 at June 28, 1998. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

(4)      EXPORT SALES AND SIGNIFICANT CUSTOMERS:
Export sales for fiscal 1998 were $288,510,000 (22% of total sales), for fiscal 1997 were $304,230,000 (23%) and for fiscal 1996 were $323,747,000 (25%). These sales were principally to customers in European countries.

In the fiscal years 1998, 1997 and 1996, there were sales to three major engine customers that exceeded 10% of total Company net sales. The sales to these customers are summarized below (in thousands of dollars and percent of total Company sales):


<Caption

                       1998                    1997                  1996
                       ----                    ----                  ----
Customer      Sales         %          Sales          %      Sales        %
--------      -----         -          -----          -      -----        -
  A          $235,468      18%       $282,428        21%   $267,257      21%
  B           203,931      15%        180,770        14%    177,314      14%
  C           165,937      13%        142,840        11%    163,065      13%
              -------      --         -------        --     -------      --
             $605,336      46%       $606,038        46%   $607,636      48%
              =======      ==         =======        ==     =======      ==


NOTES . . .


(5)      INDEBTEDNESS:
The Company has access to a $250,000,000 revolving credit facility (the Credit Facility) which expires in April 2002. The Company also has access to additional domestic lines of credit totaling $18,000,000 which remain in effect until canceled by either party. They provide amounts for short-term use at the then prevailing rate. There are no significant compensating balance requirements for any of these lines, and there were no borrowings at June 28, 1998 using these lines or the Credit Facility.

Borrowings under the Credit Facility by the Company bear interest at a rate per annum equal to, at its option, either:

(1) the higher of (a) the bank's reference rate or (b) 0.5% per annum above the Federal Funds rate; or

(2) LIBOR plus a margin that may be adjusted up or down based on the Company's debt ratings.

The Credit Facility contains certain restrictive covenants that require the Company to maintain certain financial conditions including a maximum limit on the ratio of debt to capital and a minimum fixed charge coverage ratio. The Credit Facility imposes limitations on liens, certain indebtedness, the sales of assets and certain investments.

The following data relates to domestic notes payable (in thousands of dollars):


                        1998     1997
                        ----     ----
Balance at
  Fiscal Year End     $ 4,700    $ 5,000
Weighted Average
  Interest Rate at
  Fiscal Year End        5.94%      5.98%


The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $15,894,000, expire at various times through December, 1998 and are renewable. None of these arrangements had material commitment fees or compensating balance requirements.

The following information relates to foreign loans (in thousands of dollars):


                        1998     1997
                        ----     ----
Balance at
  Fiscal Year End     $14,336    $13,359
Weighted Average
  Interest Rate at
  Fiscal Year End        4.97%      4.49%


The Long-Term Debt caption consists of the following (in thousands of dollars):


                                       1998           1997
                                       ----           ----
9.21% Senior Notes Due 2001
 at Face Amount                     $ 45,000         $ 60,000
7.25% Notes Due 2007, Net of
 Unamortized Discount of
 $1,898 in 1998 and
 $2,103 in 1997                       98,102           97,897
                                    --------         --------
                                    $143,102         $157,897
Less Current Maturities               15,000           15,000
                                    --------         --------
  Total Long-Term Debt              $128,102         $142,897
                                    ========         ========

The 9.21% Senior Notes are due June 15, 2001. Payments on these notes are due in five equal annual installments beginning in 1997. The notes include covenants that limit total borrowings, require maintenance of a minimum net worth and set certain restrictions on the sale or collateralizing of the Company's assets.

The 7.25% notes are due September 15, 2007. No principal payments are due before that date. These notes have covenants that limit secured funded debt and certain sale-leaseback transactions.

(6)      OTHER INCOME:
The components of other income (expense) are (in thousands of dollars):


                              1998       1997       1996
                              ----       ----       ----
Interest income            $  2,720    $ 3,981    $ 4,477
Loss on the
 disposition of
 plant and equipment         (1,973)    (1,608)    (2,692)
Income from joint
 ventures                     5,232      3,026      2,957
Other items                   1,830         67        970
                           --------   --------    -------
Total                      $  7,809   $  5,466    $ 5,712
                           ========   ========    =======

NOTES . . .


(7)      COMMITMENTS AND CONTINGENCIES:
The Company is a 50% guarantor on bank loans of two unconsolidated joint ventures. One is in Japan for the manufacture of engines and the second in the United States for the manufacture of parts. These bank loans totaled approximately $6,000,000 at the end of 1998.

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is self-insured for future claims up to $1 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 28, 1998 and June 29, 1997, the reserve for product and general liability claims was $5.8 million and $4.6 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company's financial condition or results of operations.

The Company has no material commitments for materials or capital expenditures at June 28, 1998.

(8)      STOCK OPTIONS:
The Company has a Stock Incentive Plan under which 3,361,935 shares of common stock have been reserved for issuance. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                              1998            1997             1996
                              ----            ----             ----
Net Income (in thousands):
 As Reported                 $70,645          $61,565           $92,412
 Pro Forma                   $69,574          $60,777           $91,690

Basic Earnings Per Share:
 As Reported                   $2.86            $2.16             $3.19
 Pro Forma                     $2.82            $2.13             $3.17
Diluted Earnings Per Share:
 As Reported                   $2.85            $2.15             $3.18
 Pro Forma                     $2.81            $2.12             $3.16


Because the FAS No. 123 method of accounting has not been applied to options granted prior to July 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Information on the options outstanding is as follows:

                                                     1996
                                            -------------------------
                                                           Wtd. Avg.
                                           Shares          Ex. Price
                                           ------          ---------
Balance, beginning of year                1,169,620        $  38.41
Granted during the year                     600,000           49.08
Exercised during the year                   (65,089)          17.07
                                          ---------
Balance, end of year                      1,704,531        $  42.98
                                          =========
                                                     1997
                                            -------------------------
                                                            Wtd. Avg.
                                           Shares           Ex. Price
                                           ------           ---------
Balance, beginning of year                1,704,531        $  42.98
Granted during the year                     106,550           53.30
Exercised during the year                   (24,369)          17.26
                                          ---------
Balance, end of year                      1,786,712        $  43.95
                                          =========
                                                     1998
                                            -------------------------
                                                            Wtd. Avg.
                                           Shares           Ex. Price
                                           ------           ---------
Balance, beginning of year                1,786,712         $ 43.95
Granted during the year                     241,980           65.69
Exercised during the year                  (236,873)          35.65
                                          ---------
Balance, end of year                      1,791,819         $ 47.98
                                          =========


                         Grant Summary
---------------------------------------------------------------------------

Fiscal  Grant    Exercise        Date         Options          Expiration
Year    Date     Price (a)    Exercisable   Outstanding          Date
----    ----     ---------    -----------   -----------        ----------
 1990  2-20-90   $ 13.014     50%, 1-1-94;    1,076             2-19-00
                              50%, 1-1-95
 1991  2-19-91     14.524     50%, 1-1-95;   45,010             2-18-01
                              50%, 1-1-96
 1992  5-18-92     21.525     50%, 1-1-96;  111,722             5-17-02
                              50%, 1-1-97
 1994  8-16-93     48.369       8-16-96     177,828             8-16-98
 1995  8-12-94     45.854       8-12-97     507,653             8-12-99
 1996  8-7-95      49.080       8-7-98      600,000              8-7-00
 1997  8-6-96      53.300       8-6-99      106,550              8-6-01
 1998  8-5-97      65.690       8-5-00      241,980              8-4-02


There were no options granted in fiscal 1993.

(a) Exercise prices of earlier grants have been adjusted as appropriate To reflect a two-for-one stock split in October 1994 and the spin-off of the Company's lock business in February 1995.

NOTES . . .


The fair value of each option is estimated using the Black-Scholes option pricing model. The grant-date fair market value of the options and assumptions used to determine such value are as follows:


Options granted during               1998    1997    1996
                                     ----    ----    ----
Grant date fair value               $5.98   $5.42   $5.39
Assumptions:
 Risk-free interest rates             6.1%    6.3%    6.4%
 Expected volatility                 20.4%   20.6%   24.6%
 Expected dividend yield              2.6%    2.5%    2.7%
 Expected term (in years)             5.0     5.0     5.0


(9)      SHAREHOLDER RIGHTS PLAN:
On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a "right") for each share of the Company's common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company's common stock at an exercise price of $160.00 per full common share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The rights expire on August 19, 2006, unless redeemed or exchanged by the Company earlier. Rights granted under a previous plan expired July 1, 1996.

(10)     FOREIGN EXCHANGE RISK MANAGEMENT:
The Company enters into forward exchange contracts to hedge purchase commitments denominated in foreign currencies. The term of these currency derivatives never exceeds one year and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.

The Company has forward foreign currency exchange contracts to purchase 3.6 billion Japanese yen for $28 million through January, 1999. These contracts are used to hedge the commitments to purchase engines from the Company's Japanese joint venture and accordingly any gain or loss has been deferred at the end of the 1998 fiscal year. The amount deferred was a loss of approximately $2.2 million.

The Company's foreign subsidiaries have the following forward currency contracts outstanding at the end of fiscal 1998:


                              In Millions
                         ----------------------
                         Local             U.S.               Latest
Currency               Currency          Dollars           Expiration Date
--------               --------          -------           ---------------
Australian Dollars       .4                .3               July, 1998


There are no significant gains or losses included in the above amounts.

NOTES . . .


(11)     EMPLOYEE BENEFIT COSTS:
Retirement Plan
The Company has noncontributory, defined benefit retirement plans covering most Wisconsin employees. The following tables summarize the plans' income and expense, actuarial assumptions, and funded status for the three years indicated (dollars in thousands):


                                               Qualified Plans                   Supplemental Plans
                                       --------------------------------    -------------------------------
                                         1998         1997         1996       1998        1997       1996
                                         ----         ----         ----       ----        ----       ----
Income and Expense:
-------------------
Service Cost-Benefits Earned
 During the Year                      $   9,030    $  11,309    $  13,143    $    461    $    378    $    456

Interest Cost on Projected
 Benefit Obligation                      43,518       40,990       41,722       1,013         860         926
Actual Return on Plan Assets           (118,434)    (114,303)    (104,872)        (11)        (11)         (9)
Net Amortization, Deferral
 and Windows                             59,121       58,525       51,830         374         395         462
                                      ---------    ---------    ---------    --------    --------    --------
Net Periodic Pension
 Expense (Income)                     $  (6,765)   $  (3,479)   $   1,823    $  1,837    $  1,622    $  1,835
                                      =========    =========    =========    ========    ========    ========
Actuarial Assumptions:
---------------------
Discount Rate Used to Determine
 Present Value of Projected
 Benefit Obligation:                        7.0%        7.75%        7.75%        7.0%       7.75%       7.75%
Expected Rate of Future
 Compensation Level Increases               5.0%         5.5%         5.5%        5.0%        5.5%        5.5%
Expected Long-Term Rate of
 Return on Plan Assets                      9.0%         9.0%         9.0%        9.0%        9.0%        9.0%

Funded Status:
-------------
Actuarial Present Value of
 Benefit Obligations:
 Vested                               $ 539,480    $ 482,712    $ 413,035    $ 12,863    $  8,869    $  8,286
 Non-Vested                              29,638       32,735       34,268        --          --            21
                                      ---------    ---------    ---------    --------    --------    --------
 Accumulated Benefit
  Obligation                            569,118      515,447      447,303      12,863       8,869       8,307
Effect of Projected Future
 Wage and Salary Increases               64,472       82,941      120,083       2,630       3,228       4,766
                                      ---------    ---------    ---------    --------    --------    --------
  Projected Benefit Obligation          633,590      598,388      567,386      15,493      12,097      13,073
Plan Assets at Fair Market Value        845,828      767,108      681,819         127         127         126
                                      ---------    ---------    ---------    --------    --------    --------
Plan Assets in Excess of (Less Than)
 Projected Benefit Obligation           212,238      168,720      114,433     (15,366)    (11,970)    (12,947)
Remaining Unrecognized Net
 Obligation (Asset) Arising
 from the Initial Application of
 SFAS No. 87                            (20,739)     (26,006)     (31,321)       --           132         179
Unrecognized Net Loss (Gain)           (207,403)    (164,779)     (75,983)      4,778       2,531       4,494
Unrecognized Prior Service Cost          (1,394)      (2,002)      (2,447)        881         953       1,029
                                      ---------    ---------    ---------    --------    --------    --------
Prepaid (Accrued) Pension Cost        $ (17,298)   $ (24,067)   $   4,682    $ (9,707)   $ (8,354)   $ (7,245)
Less Current Portion                       --           --           --           528         530         511
                                      ---------    ---------    ---------    --------    --------    --------
                                      $ (17,298)   $ (24,067)   $   4,682    $ (9,179)   $ (7,824)   $ (6,734)
                                      =========    =========    =========    ========    ========    ========

NOTES . . .

The Company offered early retirement windows to certain of its Milwaukee union members during the 1995 fiscal year. As a result, $13,806,000 was added to pension expense and $5,253,000 was added to postretirement health care expense in the fourth quarter of the 1995 fiscal year. When the retirements were scheduled to occur in the first fiscal quarter of 1996, a number of these union members canceled their acceptance, and thus credits totaling $3,477,000 were recorded as a change in the original accounting estimate. A second retirement window was offered in fiscal 1997. The cost of this window was additional pension expense of $33,457,000 and additional postretirement health care expense of $3,644,000 in the fourth quarter of the 1997 fiscal year.

During fiscal 1996, the defined benefit pension plan which covered employees at two of the Company's plants was terminated and replaced by a defined contribution retirement plan that includes most U.S. non-Wisconsin employees. The impact of the termination was not material. Under the new plan, the Company will make a contribution on behalf of covered employees equal to 2% of each participant's gross income, as defined. For fiscal years 1998, 1997 and 1996, the cost to the Company was $1,641,000, $1,352,000 and $757,000, respectively.

Most U.S. employees of the Company may participate in a salary reduction deferred compensation retirement plan. The Company makes matching contributions of $.50 for every $1.00 deferred by a participant to a maximum of 1-1/2% or 3% of each participant's salary, depending upon the participant's group. Company contributions totaled $3,918,000 in 1998, $3,944,000 in 1997 and $2,825,000 in
1996.

Postretirement Benefits
The Company records the expected health care and life insurance benefits for employees during the years that the employees render service.

For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care claims was assumed for the years 1998 through 2000, decreasing gradually to 6% for the year 2007. The health care cost trend rate assumption has a significant effect on the amounts reported. The rates, if changed by one percentage point, would change the accumulated postretirement benefit by $5,704,000 and would change the service and interest cost by $701,000 for the year.

The discount rate used in determining the accumulated postretirement benefit obligations was 7.0% compounded annually. Both the health care and life insurance plans are unfunded.

The components of the accumulated postretirement benefit obligations were (in thousands of dollars):

                                                     Health Care
                                                     -----------
                                                1998             1997
                                                ----             ----
Retirees                                      $49,307           $51,553
Fully eligible plan participants                2,897               467
Other active participants                      30,131            26,961
                                              -------           -------
                                               82,335            78,981
Unrecognized loss                              (6,602)             (161)
                                              -------           -------
                                               75,733            78,820
Less current portion                            4,800             4,800
                                              -------           -------
                                              $70,933           $74,020
                                              =======           =======

                                                   Life Insurance
                                                   --------------
                                                1998             1997
                                                ----             ----

Retirees                                      $11,354          $  9,048
Fully eligible plan participants                1,315             1,720
Other active participants                       1,576             1,453
                                              -------          --------
                                               14,245            12,221
Unrecognized net obligation                      (460)             (507)
Unrecognized prior service cost                  (756)             (827)
Unrecognized loss                              (1,985)              (35)
                                              -------          --------
                                               11,044            10,852
                                                  --                --
Less current portion                          -------          --------
                                              $11,044          $ 10,852
                                              =======          ========


The current portion of the health care component above represents the benefits expected to be paid within the next twelve months and is included in the caption Accrued Liabilities in the accompanying balance sheet. The net health care balance has its own caption in this balance sheet. The life insurance component is included in the caption Accrued Employee Benefits.

NOTES . . .


The net periodic postretirement costs recorded were (in thousands of dollars):


                                                  Health Care
                                               -----------------
                                      1998           1997             1996
                                      ----           ----             ----
Service cost-benefits
 attributed to service
 during the year                     $1,145         $1,272         $ 1,596
Interest cost on accumulated
 benefit obligation                   5,856          5,226           5,480
Other                                  --             --               (91)
                                     ------         ------         -------
                                     $7,001         $6,498         $ 6,985
                                     ======         ======         =======

                                               Life Insurance
                                             ---------------------
                                       1998           1997         1996
                                       ----           ----         ----
Service cost-benefits
 attributed to service
 during the year                     $   61         $   87         $   90
Interest cost on accumulated
 benefit obligation                     917            964            947
Other                                   118            118            118
                                     ------         ------         ------
                                     $1,096         $1,169         $1,155
                                     ======         ======         ======


Postemployment Benefits
The Company also accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits are substantially smaller amounts because they apply only to employees who permanently terminate employment prior to retirement. The items included in this amount are disability payments, life insurance and medical benefits, and these amounts are also discounted using a 7.0% interest rate.

The balance in this reserve at the end of fiscal 1998 was $1,527,000 and at the end of fiscal 1997 was $1,468,000. Both were included in the caption Accrued Employee Benefits in the accompanying balance sheets.

(12)     DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Domestic Notes Payable and Foreign Loans: The carrying amount approximates fair value because of the short maturity of those instruments.

Long-Term Debt: The fair value of the Company's long-term debt is estimated based on quotations made on similar issues.

The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):



                                                         1998
                                                    -------------
                                               Carrying         Fair
                                                Amount          Value
                                               --------         -----

Cash and cash equivalents                     $ 84,527         $ 84,527
Domestic notes payable                        $  4,700         $  4,700
Foreign loans                                 $ 14,336         $ 14,336
Long-term debt -
 9.21% Senior Notes due 2001,
  including current maturities                $ 45,000         $ 47,012
 7.25% Notes due 2007                         $ 98,102         $105,071

                                                         1997
                                                    -------------
                                               Carrying          Fair
                                                Amount          Value
                                               --------         ------
Cash and cash equivalents                     $112,859         $112,859
Domestic notes payable                        $  5,000         $  5,000
Foreign loans                                 $ 13,359         $ 13,359
Long-term debt -
 9.21% Senior Notes due 2001,
  including current maturities                $ 60,000         $ 62,885
 7.25% Notes due 2007                         $ 97,897         $100,531

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries as of June 28, 1998 and June 29, 1997, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended June 28, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of June 28, 1998 and June 29, 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 1998, in conformity with generally accepted accounting principles.

                                                  Arthur Andersen LLP

Milwaukee, Wisconsin,
July 30, 1998.

QUARTERLY FINANCIAL DATA, DIVIDEND AND MARKET INFORMATION (UNAUDITED)



                                    In Thousands                              Per Share of Common Stock
                      ------------------------------------               -------------------------------------------
                                                                                                 Market Price Range
                                                                                                 on New York
                                                   Net                    Net                    Stock Exchange
Quarter                    Net        Gross      Income                  Income     Dividends    -------------------
Ended                     Sales      Profit      (Loss)                  (Loss)     Declared     High       Low
-------                   -----      ------      ------                  ------     ---------    ----       ---
FISCAL 1998
-----------
SEPTEMBER             $   170,557   $    26,411  $    (2,632)          $ (.10)       $ .28       51-3/8     47-1/8
DECEMBER                  308,481        50,897       10,294              .41          .28       53-3/8     47-1/4
MARCH                     469,055        94,773       35,778             1.46          .28       49         43-1/8
JUNE                      379,517        82,593       27,205             1.13          .28       46-1/4     36-7/8
                      -----------   -----------  -----------           ------        -----
 TOTAL                $ 1,327,610   $   254,674  $    70,645           $ 2.86*       $1.12
                      ===========   ===========  ===========           ======        =====

Fiscal 1997
-----------
September             $   161,731   $    17,969  $    (5,262)          $ (.18)       $ .27       45-7/8     36-1/2
December                  299,664        56,857       16,694              .58          .27       44-5/8     39-1/4
March                     475,955       107,119       46,514             1.60          .27       46-3/8     43
June                      379,063        39,271        3,619              .13          .28       53-5/8     42-5/8
                      -----------   -----------  -----------           ------        -----
  Total               $ 1,316,413   $   221,216  $    61,565           $ 2.16*       $1.09
                      ===========   ===========  ===========           ======        =====

The number of record holders of Briggs & Stratton Corporation Common Stock on August 20, 1998 was 4,892.

Net Income (Loss) per share of Common Stock represents Basic Earnings per Share.

* See Footnote No. 2 "Summary of Accounting Policies - Earnings per Share" to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed independent accountants in the last two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 1998 Annual Meeting of Shareholders, concerning directors of the Corporation under the caption "Election of Directors", is incorporated herein by reference. The information concerning "Executive Officers of the Registrant" as a separate item, appears in Part I of this Form 10-K. There is no information required by
Item 405 of Regulation S-K to be reported.

ITEM 11. EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 1998 Annual Meeting of Shareholders, concerning this item, in paragraphs two and three under the caption "Election of Directors", in the final two paragraphs of the "Nominating, Compensation and Governance Committee Report on Executive Compensation" and the "Executive Compensation" section, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 1998 Annual Meeting of Shareholders, concerning this item, under captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has no relationships or related transactions to report pursuant to
Item 13.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements
       The following financial statements are included under the caption "Financial Statements and Supplementary Data" in Part II, Item 8 hereof and are incorporated herein by reference:

           Consolidated Balance Sheets, June 28, 1998 and June 29, 1997

           For the Years Ended June 28, 1998, June 29, 1997 and June 30, 1996:

             Consolidated Statements of Earnings and Shareholders' Investment Consolidated Statements of Cash Flow
             Notes to Consolidated Financial Statements

           Report of Independent Public Accountants

    2. Financial Statement Schedules
       All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

    3. Exhibits
       See Exhibit Index following the Signature Page, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BRIGGS & STRATTON CORPORATION

                                   By        /s/ R. H. Eldridge
                                       ----------------------------------------
                                                 R. H. Eldridge

September 3, 1998                          Executive Vice President and
                                   Chief Financial Officer, Secretary-Treasurer


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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.*


/s/ F. P. Stratton, Jr.                    /s/ Peter A. Georgescu
-----------------------------------        -----------------------------------
F. P. Stratton, Jr.                        Peter A. Georgescu
Chairman and Chief Executive Officer       Director
and Director (Principal Executive
Officer)

/s/ Robert H. Eldridge                     /s/ Robert J. O'Toole
-----------------------------------        -----------------------------------
Robert H. Eldridge                         Robert J. O'Toole
Executive Vice President and               Director
Chief Financial Officer,
Secretary-Treasurer
and Director (Principal Financial
Officer)

/s/ James E. Brenn                         /s/ C. B. Rogers, Jr.
-----------------------------------        -----------------------------------
James E. Brenn                             C. B. Rogers, Jr.
Vice President and Controller              Director
(Principal Accounting Officer)

/s/ Michael E. Batten                      /s/ John S. Shiely
-----------------------------------        -----------------------------------
Michael E. Batten                          John S. Shiely
Director                                   President and Chief Operating
                                           Officer and Director

/s/ E. Margie Filter                       /s/ Charles I. Story
-----------------------------------        -----------------------------------
E. Margie Filter                           Charles I. Story
Director                                   Director



*Each signature affixed as of September 3, 1998.

                         BRIGGS & STRATTON CORPORATION
                          (Commission File No. 1-1370)

                                 EXHIBIT INDEX
                        1998 ANNUAL REPORT ON FORM 10-K

         Exhibit
         Number                Document Description
         ------                --------------------

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

         10.0*    Forms of Officer Employment Agreements.
                   (Filed as Exhibit 10.0 to the Company's Report on Form 10-Q for the quarter ended March 29, 1998 and incorporated by reference herein.)

         10.1*    Survivor Annuity Plan.
                   (Filed as Exhibit 10.1 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1986 and incorporated by reference herein.)

         10.2*    Supplemental Retirement Program.
                   (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1990 and incorporated by reference herein.)

         Exhibit
         Number                Document Description
         ------                --------------------

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

         10.3(c)* Second Amendment to Economic Value Added Incentive
                  Compensation Plan.
                   (Filed as Exhibit 10.3 (c) to the Company's Annual Report on Form 10-K for fiscal year ended June 29, 1997 and incorporated by reference herein.)

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

         10.9*    Deferred Compensation Agreement for Fiscal 1997.
                   (Filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for fiscal year ended June 30, 1996 and incorporated by reference herein.)

         10.10*   Deferred Compensation Agreement for Fiscal 1998.
                   (Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for fiscal year ended June 29, 1997 and incorporated by reference herein.)

         10.11*   Deferred Compensation Agreement for Fiscal 1999.
                   (Filed herewith.)

         10.12*   Officer Employment Agreement.
                   (Filed as Exhibit 10.11 to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated by reference herein.)

         10.13*   Deferred Compensation Plan for Directors.
                   (Filed as Exhibit 10.12 to the Company's Report on Form 10-Q for the quarter ended December 31, 1995 and incorporated by reference herein.)

         Exhibit
         Number                Document Description
         ------                --------------------

         10.14*   Director's Leveraged Stock Option Plan.
                   (Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for fiscal year ended June 29, 1997 and incorporated by reference herein.)

         11       Computation of Earnings Per Share of Common Stock.
                   (Filed herewith.)

         12       Computation of Ratio of Earnings to Fixed Charges.
                   (Filed herewith.)

         21       Subsidiaries of the Registrant.
                   (Filed herewith.)

         23       Consent of Independent Public Accountants.
                   (Filed herewith.)

         24       Power of Attorney.
                   (Included in the Signatures Page of this report.)

         27(a)    Financial Data Schedule, 6/28/98.
                   (Filed herewith.)

         27(b)    Restated Financial Data Schedule, 6/29/97.
                   (Filed herewith.)

         27(c)    Restated Financial Data Schedule, 6/30/96.
                   (Filed herewith.)



* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.