Form 10-Q
period 1998-09-27
BRIGGS & STRATTON CORP
filed 1998-11-09
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  ------------


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
         Yes   X     No
               --      -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                               Outstanding at
             Class                                            November 2, 1998
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                       23,268,691 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX






                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Consolidated Condensed Balance Sheets -
                    September 27, 1998 and June 28, 1998                  3

                   Consolidated Condensed Statements of Income -
                    Three Months ended September 27, 1998 and
                    September 28, 1997                                    5

                   Consolidated Condensed Statements of Cash Flow -
                    Three Months ended September 27, 1998 and
                    September 28, 1997                                    6

                   Notes to Consolidated Condensed Financial
                    Statements                                            7

          Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   7

          Item 3.  Quantitative and Qualitative Disclosures About
                    Market Risk                                          10


PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security Holders   10

          Item 6.  Exhibits and Reports on Form 8-K                      11

          Signatures                                                     11

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                     ASSETS

                                                        Sept. 27        June 28
                                                          1998            1998
                                                      -----------      --------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $  7,108        $ 84,527
  Receivables, net                                      149,072         136,629
  Inventories -
   Finished products and parts                           91,856          58,975
   Work in process                                       59,480          45,217
   Raw materials                                          5,347           3,684
                                                       --------        --------
         Total inventories                              156,683         107,876
  Future income tax benefits                             29,408          31,287
  Prepaid expenses                                       25,863          21,727
                                                       --------        --------
         Total current assets                           368,134         382,046
                                                       --------        --------

OTHER ASSETS:
  Marketable securities                                   1,785            -
  Deferred income tax assets                              8,260           9,555
  Capitalized software                                    7,555           9,881
                                                       --------        --------
         Total other assets                              17,600          19,436
                                                       --------        --------

PLANT AND EQUIPMENT -
  Cost                                                  820,747         812,428
  Less - Accumulated depreciation                       429,015         420,501
                                                       --------        --------
         Total plant and equipment, net                 391,732         391,927
                                                       --------        --------
                                                       $777,466        $793,409
                                                       ========        ========



The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)

                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                         Sept. 27       June 28
                                                           1998           1998
                                                       -----------     --------
                                                       (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                                     $ 65,966        $ 76,915
  Domestic notes payable                                 15,653           4,700
  Foreign loans                                          15,867          14,336
  Current maturities of long-term debt                   15,000          15,000
  Accrued liabilities                                    96,983         101,465
  Dividends payable                                       6,853            -
  Federal and state income taxes                          9,708          10,529
                                                       --------        --------
         Total current liabilities                      226,030         222,945
                                                       --------        --------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment        15,874          15,893
  Accrued pension cost                                   24,322          26,477
  Accrued employee benefits                              12,700          12,571
  Accrued postretirement health care obligation          70,248          70,933
  Long-term debt                                        128,154         128,102
                                                       --------        --------
         Total other liabilities                        251,298         253,976
                                                       --------        --------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                  289             289
  Additional paid-in capital                             37,485          37,776
  Retained earnings                                     531,393         533,805
  Unearned compensation on restricted stock                (278)           -
  Cumulative translation adjustments                     (1,584)         (2,110)
  Treasury stock at cost, 5,476 and 5,103 shares,
    respectively                                       (267,167)       (253,272)
                                                       --------        --------
            Total shareholders' investment              300,138         316,488
                                                       --------        --------
                                                       $777,466        $793,409
                                                       ========        ========




        The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)





                                                  Three Months Ended
                                             ----------------------------
                                             Sept. 27            Sept. 28
                                               1998                1997
                                             -------             --------

NET SALES                                    $223,981            $170,557

COST OF GOODS SOLD                            186,369             144,146
                                             --------            --------

     Gross profit on sales                     37,612              26,411

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      29,248              29,174
                                             --------            --------

     Income(loss) from operations               8,364              (2,763)

INTEREST EXPENSE                               (3,410)             (3,794)

OTHER INCOME, net                               2,147               2,315
                                             --------             -------

     Income(loss) before provision(credit)
       for income taxes                         7,101              (4,242)

PROVISION(CREDIT) FOR INCOME TAXES              2,660              (1,610)
                                             --------            --------

     Net income(loss)                        $  4,441            $ (2,632)
                                             ========            ========

EARNINGS PER SHARE DATA -

     Average shares outstanding                23,635              25,165

     Basic earnings(loss) per share          $    .19            $   (.10)
                                             ========            ========

     Diluted average shares outstanding        23,701              25,315
                                             ========            ========

     Diluted earnings(loss) per share        $    .19            $   (.10)
                                             ========            ========

CASH DIVIDENDS PER SHARE                     $    .29            $    .28
                                             ========            ========



The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                       -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  Sept. 27, 1998 Sept. 28, 1997
                                                       -------------- --------------
  Net income(loss)                                     $    4,441     $   (2,632)
  Adjustments to reconcile net income(loss) to net
    cash provided by operating activities -
      Depreciation                                         12,332          10,928
      Amortization of discount on long-term debt               52              51
      Provision for deferred income taxes                   3,174             381
      Amortization of compensation on
        restricted stock                                       10            -
      Loss on disposition of plant and equipment              147               1
      (Increase)decrease in operating assets -
        Accounts receivable                               (13,714)          8,343
        Inventories                                       (48,805)        (78,846)
        Other current assets                               (4,255)          2,503
        Other assets                                          538          (1,217)
      Increase(decrease) in liabilities -
        Accounts payable and accrued
          liabilities                                      (8,136)         (9,880)
        Other liabilities                                  (2,328)            869
                                                        ---------      ----------
      Net cash used in operating activities               (56,544)        (69,499)
                                                        ---------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                        (13,609)        (12,855)
  Proceeds received on sale of plant and equipment            771             138
                                                        ---------      ----------
      Net cash used in investing activities               (12,838)        (12,717)
                                                        ---------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on domestic and foreign loans             12,960           6,557
  Dividends                                                (6,853)         (7,001)
  Purchase of common stock for treasury                   (14,556)        (26,396)
  Proceeds from exercise of stock options                      82           1,209
                                                        ---------      ----------

      Net cash used in financing activities                (8,367)        (25,631)
                                                        ---------      ----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                        330            (187)
                                                        ---------      ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (77,419)       (108,034)

CASH AND CASH EQUIVALENTS, beginning                       84,527         112,859
                                                        ---------      ----------

CASH AND CASH EQUIVALENTS, ending                       $   7,108       $   4,825
                                                        =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                         $   5,214       $   2,051
                                                        =========       =========
  Income taxes paid                                     $   1,176       $     857
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

         The Company adopted Financial Accounting Standard (FAS) No. 130, Reporting Comprehensive Income, in the quarter ended September 1998. This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has foreign currency translation adjustments accounted for under FAS Statement No. 52 which fall within this definition. Total comprehensive income is as follows (in thousands):

                                                             Three Months Ended September
                                                             ----------------------------
                                                              1998               1997
                                                              ----               ----
         Net income(loss)                                    $4,441            $(2,632)

         Foreign currency translation adjustments               526               (243)
                                                             ------            -------

         Total comprehensive income(loss)                    $4,967            $(2,875)
                                                             ======            =======


         The Company's Board of Directors authorized awards of a total of 8,000 shares of restricted stock to key employees in August 1998 from the Company's treasury stock. These shares are subject to forfeiture if employment terminates or there is a change in control prior to the end of five years from the date of issue. The market value of these shares was recorded as Unearned Compensation on Restricted Stock and is being amortized to compensation expense over the five years.

         The caption entitled Marketable Securities represents stock received in the sale of the Company's software business at the end of the quarter. These securities are being classified as available-for-sale and are being reported at fair market value. There was no material amount of unrealized gain or loss incurred on this stock in the quarter, and thus there was no new component in the Shareholders' Investment section of the balance sheet for the unrealized gain or loss.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the Company's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



                              RESULTS OF OPERATIONS

SALES

         Net sales for the three months ended September 1998 were 31% or $53 million higher than in the same period of the preceding year. The principal reason for this change was a 48% increase in engine unit shipments. This was the result of both domestic and international lawn and garden equipment manufacturers building product earlier this year than last year. The unit shipment increase was greater than the sales dollar increase because shipments were more heavily weighted towards lower horsepower, lower selling price engines.


GROSS PROFIT

         The gross profit rate increased to 16.8% in the current year from 15.5% in the preceding year. This resulted in additional gross profit totaling $2.9 million between years. Significant reasons for this improvement were lower costs of $1.1 million for aluminum, the major raw material used in engines, and lower costs on purchased engines which totaled $1.4 million and were caused by favorable exchange rates.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         This category increased by a small amount between years. An increase of $.6 million in advertising expenses was almost completely offset by a decrease in consulting costs related to implementation of the new company-wide information system.


INTEREST EXPENSE

         Interest expense decreased $.4 million. The repayment of $15 million of higher interest rate debt at the end of fiscal year 1998 caused this change.


PROVISION FOR INCOME TAXES

         The effective tax rate used in the current fiscal quarter was 37.5%. This is management's estimate of what the rate will be for the entire 1999 fiscal year. Last year's first quarter rate was 38.0%; however, the final effective rate for the entire 1998 fiscal year was 37.6%.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flow used in operating activities was $57 million in fiscal 1999 and $69 million in fiscal 1998. The primary use of these funds was the seasonal increase in inventories of $49 million and $79 million in the respective years. The smaller increase in fiscal 1999 was due to the higher sales in that year. This also caused an increase of $14 million in accounts receivable in fiscal 1999 versus a decrease of $8 million in fiscal 1998.

         Cash used in investing activities totaled $13 million in each year and was primarily made up of expenditures for additions to plant and equipment.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         Cash used in financing activities totaled $8 million in fiscal 1999 and $26 million in fiscal 1998. This change resulted from a reduction of $12 million in purchases of common stock and $7 million in additional borrowings on domestic and foreign loans.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         In fiscal 1997, the Company's Board of Directors authorized the purchase of up to $300 million of shares of its common stock by means of a tender offer and open market or private transactions. As of the end of September 1998, purchases totaled $279 million. The Company plans to complete this repurchase program by the end of the second fiscal quarter. The Company intends to fund the remaining purchases of its common stock through a combination of available cash, cash generated from operations and additional borrowings.

         Management expects capital expenditures to total $70 million in fiscal 1999 for reinvestment in equipment and new products.

         The Company currently intends to increase future cash dividends per share at a rate approximating the inflation rate, subject to the discretion of its Board of Directors and requirements of applicable law.


                                     OUTLOOK

         Overall, the Company expects that engine unit sales will reflect a small increase in fiscal 1999 compared to fiscal 1998. As discussed earlier, the Company experienced a significant increase in engine unit shipments in the first quarter of fiscal 1999. It appears that this may represent a shift in original equipment manufacturers' timing of purchases from later in the year to earlier in the year. The Company continues to believe that the fiscal year will be a good one if weather conditions are normal.


                                  OTHER MATTERS

         In September 1998 the Company announced that it signed a letter of intent to sell its foundry business. The purchasing company will supply Briggs & Stratton Corporation with crankshafts, camshafts and other products.

         Near the end of the September 1998 quarter, the Company completed the sale of its software business. The proceeds on the sale were in the form of marketable securities, and are shown as such on the end of quarter balance sheet. This sale did not result in any material gains or losses, but will result in the loss of $2 million gross profit and the elimination of $10 million in selling expenses in the remainder of fiscal 1999.

         The Company reported in detail on its comprehensive Year 2000 Program to address year 2000 issues in its Annual Report on Form 10-K filed September 8, 1998. There has been no significant change in the information reported in that filing.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

         Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of weather on the purchasing patterns of the Company's customers and end use purchasers of the Company's engines; the seasonal nature of the Company's business; actions of competitors; changes in laws and regulations, including accounting standards; employee relations; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; foreign economic conditions, including currency rate fluctuations; the ability of the Company's customers and suppliers to meet year 2000 compliance; and unanticipated internal year 2000 issues. Some or all of the factors may be beyond the Company's control.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since the September 8, 1998 filing of the Company's Annual Report on Form 10-K.



                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on October 21, 1998, the only item of business was the election of directors. The following schedule indicates the votes cast for and withheld with respect to each nominee for director.

         Name of Nominee*              For                    Withheld
         ----------------              ---                    --------
         Eunice M. Filter           20,701,684                168,219
         Clarence B. Rogers, Jr.    20,677,619                192,283
         Frederick P. Stratton, Jr. 20,695,155                174,748

         *Nominees were elected to a three-year term expiring in 2001.

         Directors whose terms of office continue past the Annual Meeting of Shareholders are: Michael E. Batten, Robert H. Eldridge, Peter A. Georgescu, Robert J. O'Toole, John S. Shiely, and Charles I. Story.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)      Exhibits.

         Exhibit
         Number                        Description
         -------                       -----------

         11                Computation of Earnings Per Share of Common Stock*

         12                Computation of Ratio of Earnings to Fixed Charges*

         27                Financial Data Schedule, September 27, 1998*

         *Filed herewith

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the first quarter ended September 27, 1998.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRIGGS & STRATTON CORPORATION
                                            (Registrant)



Date:  November 2, 1998              /s/  J. E. Brenn
                                    --------------------------------------------
                                    J. E. Brenn
                                    Senior Vice President and Chief Financial
                                    Officer



Date:  November 2, 1998              /s/  T. J. Teske
                                    --------------------------------------------
                                    T. J. Teske
                                    Controller

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