Form 10-Q
period 1998-12-27
BRIGGS & STRATTON CORP
filed 1999-02-10
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1998

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

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


                                                          Outstanding at
Class                                                    February 1, 1999
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                  23,464,015 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX






                                                                        Page No.

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements:

        Consolidated Condensed Balance Sheets -
             December 27, 1998 and June 28, 1998                           3

        Consolidated Condensed Statements of Income -
             Three Months and Six Months ended
             December 27, 1998 and December 28, 1997                       5

        Consolidated Condensed Statements of Cash Flow -
             Six Months ended December 27, 1998 and
             December 28, 1997                                             6

        Notes to Consolidated Condensed Financial
             Statements                                                    7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                  11


PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders          11

    Item 6.  Exhibits and Reports on Form 8-K                             11

    Signatures                                                            12

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                     ASSETS

                                                      December 27,      June 28,
                                                          1998            1998
                                                      ------------     ---------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $  2,243        $ 84,527
  Receivables, net                                      302,050         136,629
  Inventories -
   Finished products and parts                          105,974          58,975
   Work in process                                       61,644          45,217
   Raw materials                                          4,885           3,684
                                                       --------        --------
         Total inventories                              172,503         107,876
  Future income tax benefits                             31,854          31,287
  Prepaid expenses                                       24,860          21,727
                                                       --------        --------
         Total current assets                           533,510         382,046
                                                       --------        --------

OTHER ASSETS:
  Marketable securities                                   1,680               -
  Deferred income tax assets                              6,579           9,555
  Capitalized software                                    7,472           9,881
                                                       --------        --------
         Total other assets                              15,731          19,436
                                                       --------        --------

PLANT AND EQUIPMENT -
  Cost                                                  829,359         812,428
  Less - Accumulated depreciation                       433,395         420,501
                                                       --------        --------
         Total plant and equipment, net                 395,964         391,927
                                                       --------        --------
                                                       $945,205        $793,409
                                                       ========        ========



The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                      December 27,     June 28,
                                                          1998           1998
                                                      ------------     --------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $ 80,162        $ 76,915
  Domestic notes payable                                135,020           4,700
  Foreign loans                                          22,254          14,336
  Current maturities of long-term debt                   15,000          15,000
  Accrued liabilities                                   107,955         101,465
  Dividends payable                                       6,765            -
  Federal and state income taxes                         23,096          10,529
                                                       --------        --------
         Total current liabilities                      390,252         222,945
                                                       --------        --------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment        15,848          15,893
  Accrued pension cost                                   21,880          26,477
  Accrued employee benefits                              12,843          12,571
  Accrued postretirement health care obligation          69,992          70,933
  Long-term debt                                        128,205         128,102
                                                       --------        --------
         Total other liabilities                        248,768         253,976
                                                       --------        --------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                  289             289
  Additional paid-in capital                             37,029          37,776
  Retained earnings                                     549,265         533,805
  Unearned compensation on restricted stock                (263)           -
  Unearned loss on marketable securities                    (64)           -
  Cumulative translation adjustments                     (1,341)         (2,110)
  Treasury stock at cost, 5,731 and 5,103 shares,
    respectively                                       (278,730)       (253,272)
                                                       --------        --------
         Total shareholders' investment                 306,185         316,488
                                                       --------        --------
                                                       $945,205        $793,409
                                                       ========        ========


The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)




                                            Three Months Ended     Six Months Ended
                                            ------------------     ----------------
                                            Dec. 27    Dec. 28     Dec. 27  Dec. 28
                                              1998       1997        1998     1997
                                            --------  --------    --------  --------
NET SALES                                   $359,943  $308,481    $583,924  $479,038

COST OF GOODS SOLD                           288,472   257,584     474,841   401,730
                                            --------  --------    --------  --------

     Gross profit on sales                    71,471    50,897     109,083    77,308

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     29,107    30,065      58,355    59,239
                                            --------  --------    --------  --------

     Income from operations                   42,364    20,832      50,728    18,069

INTEREST EXPENSE                              (4,748)   (5,248)     (8,158)   (9,042)

OTHER INCOME, net                              1,801     1,020       3,948     3,335
                                            --------  --------    --------  --------

     Income before provision
       for income taxes                       39,417    16,604      46,518    12,362

PROVISION FOR INCOME TAXES                    14,780     6,310      17,440     4,700
                                            --------  --------    --------  --------

     Net income                             $ 24,637  $ 10,294    $ 29,078  $  7,662
                                            ========  ========    ========  ========

EARNINGS PER SHARE DATA -

     Average shares outstanding               23,308    24,903      23,467    25,034
                                            ========  ========    ========  ========

     Basic earnings per share               $   1.06  $    .41    $   1.24  $    .31
                                            ========  ========    ========  ========

     Diluted average shares outstanding       23,481    25,054      23,588    25,189
                                            ========  ========    ========  ========

     Diluted earnings per share             $   1.05  $    .41    $   1.23  $    .30
                                            ========  ========    ========  ========

CASH DIVIDENDS PER SHARE                    $    .29  $    .28    $    .58  $    .56
                                            ========  ========    ========  ========


The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)




                                                               Six Months Ended
                                                       --------------------------------
                                                       December 27,        December 28,
                                                           1998                1997
                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  29,078           $   7,662
  Adjustments to reconcile net income to net
    cash used in operating activities -
      Depreciation                                        23,698              22,567
      Amortization of discount on long-term debt             103                 103
      Amortization of compensation on
        restricted stock                                      24                -
      Loss on disposition of plant and equipment             195                 736
      Provision for deferred income taxes                  2,450                (316)
      Change in operating assets and liabilities -
        Increase in accounts receivable                 (166,692)           (115,394)
        Increase in inventories                          (64,625)            (87,282)
        (Increase)Decrease in prepaid expenses            (3,252)              1,927
      Increase(decrease) in accounts payable
        and accrued liabilities                           30,557              (3,133)
      Other, net                                          (4,262)               (457)
                                                       ---------           ---------
      Net cash used in operating activities             (152,726)           (173,587)
                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                       (29,881)            (26,124)
  Proceeds received on sale of plant and equipment         1,382                 336
                                                       ---------           ---------
      Net cash used in investing activities              (28,499)            (25,788)
                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on domestic and foreign loans           138,714             142,905
  Dividends                                              (13,618)            (13,963)
  Purchase of common stock for treasury                  (35,614)            (43,501)
  Proceeds from exercise of stock options                  8,897               8,045
                                                       ---------           ---------
      Net cash provided by financing activities           98,379              93,486
                                                       ---------           ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                       562                (587)
                                                       ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (82,284)           (106,476)

CASH AND CASH EQUIVALENTS, beginning                      84,527             112,859
                                                       ---------           ---------

CASH AND CASH EQUIVALENTS, ending                      $   2,243           $   6,383
                                                       =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $   7,559           $   4,807
                                                       =========           =========
  Income taxes paid                                    $   2,937           $   3,713
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

         The caption entitled Marketable Securities represents stock received in the sale of the Company's software business at the end of the first quarter of fiscal 1999. These securities are being classified as available-for-sale and are being reported at fair market value. The unrealized gain or loss incurred on this stock was recorded as Unearned Loss on Marketable Securities in the Shareholders' Investment section of the balance sheet.

         The Company's Board of Directors authorized awards of a total of 8,000 shares of restricted stock to key employees in August 1998 from the Company's treasury stock. These shares shall be forfeitable until they become vested upon the first to occur of the following: five years from the award date; a change in control; or termination of employment by reason of retirement, disability or death. The market value of these shares was recorded as Unearned Compensation on Restricted Stock at the award date and is being amortized to compensation expense over the five years.

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

                                                   Three Months Ended      Six Months Ended
                                                   ------------------      ----------------
                                                   Dec. 27    Dec. 28      Dec. 27  Dec. 28
                                                    1998       1997          1998     1997
                                                   -------    -------      -------  -------
    Net income                                     $24,637    $10,294      $29,078  $ 7,662

    Foreign currency translation adjustments           243       (422)         769     (665)

    Unearned loss on marketable securities,
      (net of tax)                                     (64)         -          (64)       -
                                                   --------   -------      -------  -------

    Total comprehensive income                     $ 24,816   $ 9,872      $29,783  $ 6,997
                                                   ========   =======      =======  =======

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the Company's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:


                              RESULTS OF OPERATIONS

SALES

         Net sales for the second fiscal quarter increased $51 million or 17% compared to the same period of the previous year. This increase resulted primarily from the following factors: a $50 million increase in sales dollars resulting from a 17% increase in engine unit shipments, and $6 million from increased prices, offset by $5 million reduction due to a mix change in engines sold.

         Net sales for the six months ended December 1998 increased $105 million or 22% when compared to the first half of the prior year. This increase resulted from the same factors discussed above for the quarter. There was a $115 million increase in sales dollars due to a 27% increase in engine unit shipments, and $6 million from increased prices, offset by a mix change in engines sold of $16 million.


GROSS PROFIT

         The gross percentage increased to 20% in the current quarter from 16% in the preceding year's second quarter. This increase resulted primarily from the $6 million of price increases, absorption of fixed expenses over more units produced of $6 million and lower material costs for aluminum of $2 million, the major raw material used in engines.

         The gross profit margins for the six-month period increased to 19% in the current year from 16% in the preceding year. The increase resulted primarily from $6 million of price increases, $6 million attributed to the benefit of greater production in the second quarter, lower costs for aluminum of $3 million, and $1 million of lower costs for purchased engines caused by favorable exchange rates.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         This category decreased by 3% or $1 million between the second fiscal quarters of 1999 and 1998. This resulted from a $3 million decrease in costs related to the software business the Company sold at the end of the first quarter of the current fiscal year, offset by increased advertising costs of $1 million and a $1 million increase in profit sharing expense due to improved results.

         The 1% or $1 million decrease for the comparative six-month period was due primarily to the same factors discussed above for the quarter. There was a $3 million decrease in costs related to the software business and reduced expenses of $1 million related to the implementation of the Company's new computer system. These decreases were offset by $1 million increases in both advertising and profit sharing expenses.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



INTEREST EXPENSE

         Interest expense decreased $1 million in the three-month comparison and $1 million in the six-month comparison. These decreases were the result of lower average interest rates on working capital borrowings and the repayment of $15 million of long-term debt at the end of fiscal year 1998.


OTHER INCOME

         This category increased $1 million in both the three-month and six-month periods. In each period, the primary change is due to reductions in the loss on the disposition of plant and equipment.


PROVISION FOR INCOME TAXES

         The effective rate used in both the three-month and six-month periods for the current year was 37.5%. This is management's estimate of what the rate will be for the entire 1999 fiscal year. Last year's rate was 38% in both periods; however, the final effective rate for the entire 1998 fiscal year was 37.6%.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the six-month period was $153 million in fiscal 1999 and $174 million in 1998. In the six-month period, net income before depreciation provided cash of $53 million for fiscal 1999 and $30 million for fiscal 1998. Accounts receivable increased $167 million in fiscal 1999 and $115 million in fiscal 1998. The increase in accounts receivable was caused by increased sales near the end of the six months ended December 1998. Inventory increased $65 million in fiscal 1999 compared to $87 million in fiscal 1998. Increased sales account for the decrease in the buildup of inventories. Accounts payable and accrued liabilities increased $31 million in fiscal 1999 compared to a decrease of $3 million in fiscal 1998. The $31 million increase was primarily due to a $22 million increase in accounts payable as a result of the timing of payments and an $11 million increase in federal and state income taxes payable due to the higher level of earnings.

         Cash used in investing activities totaled $28 million in the six-month period and $26 million the same period of the preceding year. Additions to plant and equipment primarily made up the cash used in each year.

         Financing activities provided $98 million of cash in 1999 compared to $93 million in 1998. Net borrowings were $139 million and $143 million, respectively. The Company used $36 million in the current year and $44 million in the preceding year for its stock repurchase program.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company completed the share repurchase program authorized by the Board of Directors in fiscal 1997 for $300 million of its common stock in the second quarter of fiscal 1999. In January 1999, the Board of Directors approved a repurchase of up to 1.3 million additional shares of the Company's common stock. Purchases will be made from time to time in open market or private transactions. The share repurchase is intended to minimize dilution from shares issued for employee benefit plans and will be funded from available cash.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         Management expects capital expenditures for reinvestment in equipment and new products to total $70 million in fiscal 1999.

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

                                     OUTLOOK

         Based on customer expectations, orders actually placed and favorable econometric forecasts, and assuming normal spring weather, the Company expects higher sales and earnings for the full fiscal year.

         Overall, the Company expects that engine unit sales will reflect a small increase in fiscal 1999 compared to fiscal 1998. Historically, the Company has built inventory in the first six months of the fiscal year and shipped much of this inventory in the second half of the fiscal year, primarily in the third quarter. The Company expects to ship fewer engines in the second half of this fiscal year because of lower inventories that were caused by increased shipments in the first six months.

         In fiscal 1998 the Company experienced adverse effects on revenue and gross profit as a result of the strong U.S. dollar compared to European currencies. Assuming the exchange rates of the U.S. dollar against the European currencies remain consistent with December 1998, management believes that the adverse effect on revenue and gross profit will be significantly less in fiscal 1999 than in fiscal 1998.


                                  OTHER MATTERS

Emissions

         Environmental Protection Agency (EPA) currently expects to finalize the Phase II regulation for non hand-held small engines in March of 1999. EPA has informed industry that the final regulation will impose more stringent standards over the useful life of the engine. The standards will be phased in from 2001 to 2005 for Class II engines and from 2003 to 2008 for Class I engines. It is not anticipated that this will have a material effect on the financial condition or results of operations of the Company.

Year 2000 Issues

         The Company has completed implementation of its new company-wide information system. All business transactions are being processed on the new system, which addressed the great majority of information technology year 2000 computer issues. The Company has initiated a business recovery program at an off-site location which will be used for complete testing of the new company-wide information system. This testing is expected to be completed by the middle of the 1999 calendar year.

         Project expenditures to date total $29 million. The Company expects to incur an additional $6 million of incremental costs, running through the 2002 fiscal year, because of related projects.

         The Company is nearing completion of the assessment phase of its non-information technology systems. Based on the assessment completed to date, the Company does not anticipate the need to develop an extensive contingency plan for non-information systems, so it is not expecting to incur material incremental costs to do this.

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


                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The information required by this item was previously reported in the Company's Form 10-Q for the first quarter ended September 27, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number            Description
         ------            -----------
         10.1              Separation Agreement*

         10.2              Agreement with Executive Officer*

         11                Computation of Earnings Per Share of Common Stock*

         12                Computation of Ratio of Earnings to Fixed Charges*

         27                Financial Data Schedule, December 27, 1998*

         *Filed herewith

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the second quarter ended December 27, 1998.




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BRIGGS & STRATTON CORPORATION
                                                    (Registrant)



Date:  February 8, 1999                     /s/  J. E. Brenn
                                            ------------------------------------
                                            J. E. Brenn
                                            Senior Vice President and Chief
                                            Financial Officer



Date:  February 8, 1999                     /s/  T. J. Teske
                                            ------------------------------------
                                            T. J. Teske
                                            Controller

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX




         Exhibit
         Number             Description
         ------             -----------
          10.1           Separation Agreement*

          10.2           Agreement with Executive Officer*

          11             Computation of Earnings Per Share of Common Stock*

          12             Computation of Ratio of Earnings to Fixed Charges*

          27             Financial Data Schedule*


*  Filed herewith.