Form 10-Q
period 1999-03-28
BRIGGS & STRATTON CORP
filed 1999-05-11
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________


Commission file number 1-1370
                       ------

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


                                                                 Outstanding at
                Class                                               May 7, 1999
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                       23,284,999 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX






                                                                       Page No.
                                                                       --------

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets -
               March 28, 1999 and June 28, 1998                           3

              Consolidated Condensed Statements of Income -
               Three Months and Nine Months ended
               March 28, 1999 and March 29, 1998                          5

              Consolidated Condensed Statements of Cash Flow -
               Nine Months ended March 28, 1999 and
               March 29, 1998                                             6

              Notes to Consolidated Condensed Financial
               Statements                                                 7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                11


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                           12

     Signatures                                                          12

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                     ASSETS

                                                       March 28,       June 28,
                                                          1999           1998
                                                        --------       --------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                            $ 26,166        $ 84,527
  Receivables, net                                      342,958         136,629
  Inventories -
   Finished products and parts                           65,892          58,975
   Work in process                                       56,662          45,217
   Raw materials                                          5,372           3,684
                                                       --------        --------
         Total inventories                              127,926         107,876
  Future income tax benefits                             35,776          31,287
  Prepaid expenses                                       29,660          21,727
                                                       --------        --------
         Total current assets                           562,486         382,046
                                                       --------        --------

OTHER ASSETS:
  Marketable securities                                   2,100              --
  Deferred income tax assets                              5,221           9,555
  Capitalized software                                    7,545           9,881
                                                       --------        --------
         Total other assets                              14,866          19,436
                                                       --------        --------

PLANT AND EQUIPMENT -
  Cost                                                  842,040         812,428
  Less - Accumulated depreciation                       444,495         420,501
                                                       --------        --------
         Total plant and equipment, net                 397,545         391,927
                                                       --------        --------
                                                       $974,897        $793,409
                                                       ========        ========













The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                        March 28,      June 28,
                                                          1999           1998
                                                        --------       -------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $106,223        $ 76,915
  Domestic notes payable                                 81,025           4,700
  Foreign loans                                          18,952          14,336
  Current maturities of long-term debt                   15,000          15,000
  Accrued liabilities                                   131,372         101,465
  Dividends payable                                       6,762              --
  Federal and state income taxes                         29,200          10,529
                                                       --------        --------
         Total current liabilities                      388,534         222,945
                                                       --------        --------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment        15,823          15,893
  Accrued pension cost                                   19,494          26,477
  Accrued employee benefits                              12,984          12,571
  Accrued postretirement health care obligation          70,691          70,933
  Long-term debt                                        128,256         128,102
                                                       --------        --------
         Total other liabilities                        247,248         253,976
                                                       --------        --------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                  289             289
  Additional paid-in capital                             37,044          37,776
  Retained earnings                                     584,316         533,805
  Unearned compensation on restricted stock                (249)             --
  Unrealized gain on marketable securities                  192              --
  Cumulative translation adjustments                     (1,998)         (2,110)
  Treasury stock at cost, 5,743 and 5,103 shares,
    respectively                                       (280,479)       (253,272)
                                                       --------        --------
         Total shareholders' investment                 339,115         316,488
                                                       --------        --------
                                                       $974,897        $793,409
                                                       ========        ========











The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)




                                            Three Months Ended     Nine Months Ended
                                            ------------------    -------------------
                                            March 28, March 29,   March 28   March 29,
                                              1999       1998       1999        1998
                                            -------    -------    -------     -------

NET SALES                                   $476,259  $469,055   $1,060,183  $948,093

COST OF GOODS SOLD                           373,428   374,282      848,269   776,012
                                            --------  --------   ----------  --------

     Gross profit on sales                   102,831    94,773      211,914   172,081

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     32,140    33,103       90,495    92,342
                                            --------  --------   ----------  --------

     Income from operations                   70,691    61,670      121,419    79,739

INTEREST EXPENSE                              (5,025)   (5,870)     (13,183)  (14,912)

OTHER INCOME, net                              1,250     1,908        5,198     5,243
                                            --------  --------   ----------  --------

     Income before provision
       for income taxes                       66,916    57,708      113,434    70,070

PROVISION FOR INCOME TAXES                    25,103    21,930       42,543    26,630
                                            --------  --------   ----------  --------

     Net income                             $ 41,813  $ 35,778   $   70,891  $ 43,440
                                            ========  ========   ==========  ========

EARNINGS PER SHARE DATA -

     Average shares outstanding               23,271    24,514       23,399    24,861
                                              ======    ======       ======    ======

     Basic earnings per share                 $ 1.80    $ 1.46       $ 3.03    $ 1.75
                                              ======    ======       ======    ======

     Diluted average shares outstanding       23,357    24,600       23,480    25,008
                                              ======    ======       ======    ======

     Diluted earnings per share               $ 1.79    $ 1.45       $ 3.02    $ 1.74
                                              ======    ======       ======    ======

CASH DIVIDENDS PER SHARE                      $  .29    $  .28       $  .87    $  .84
                                              ======    ======       ======    ======











The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)


                                                             Nine Months Ended
                                                        ----------------------------
                                                        March 28,           March 29,
                                                          1999                1998
                                                        --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $  70,891           $  43,440
  Adjustments to reconcile net income to net
    cash used in operating activities -
      Depreciation                                        35,706              35,523
      Amortization of discount on long-term debt             154                 154
      Amortization of compensation on
        restricted stock                                      39                  --
      Loss on disposition of plant and equipment             391                 984
      Provision(Benefit) for deferred income taxes          (278)                473
      Change in operating assets and liabilities -
        Increase in accounts receivable                 (207,600)           (172,156)
        Increase in inventories                          (20,048)             (8,634)
        (Increase)Decrease in prepaid expenses            (8,052)              1,229
      Increase in accounts payable
        and accrued liabilities                           87,009              40,704
      Other, net                                          (5,882)             (2,578)
                                                       ---------           ---------
      Net cash used in operating activities              (47,670)            (60,861)
                                                       ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                       (43,903)            (34,192)
  Proceeds received on sale of plant and equipment         1,521                 360
                                                       ---------           ---------
      Net cash used in investing activities              (42,382)            (33,832)
                                                       ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on domestic and foreign loans            81,417              83,220
  Dividends                                              (20,380)            (20,802)
  Purchase of common stock for treasury                  (58,006)            (66,433)
  Proceeds from exercise of stock options                 28,682               9,027
                                                       ---------           ---------
      Net cash provided by financing activities           31,713               5,012
                                                       ---------           ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                       (22)               (562)
                                                       ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                (58,361)            (90,243)

CASH AND CASH EQUIVALENTS, beginning                      84,527             112,859
                                                       ---------           ---------

CASH AND CASH EQUIVALENTS, ending                      $  26,166           $  22,616
                                                       =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $  14,751           $  14,809
                                                       =========           =========
  Income taxes paid                                    $  23,678           $   9,144
                                                       =========           =========




The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission applicable to interim statements and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of the Company, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in the Company's latest Annual Report on Form 10-K.

         The caption entitled Marketable Securities represents stock received in the sale of the Company's software business at the end of the first quarter of fiscal 1999. These securities are being classified as available-for-sale and are being reported at fair market value. The unrealized gain incurred on this stock is recorded as Unrealized Gain on Marketable Securities in the Shareholders' Investment section of the balance sheet.

         The Company's Board of Directors authorized awards of a total of 8,000 shares of restricted stock to key employees in August 1998 from the Company's treasury stock. These shares shall be forfeitable until they become vested upon the first to occur of the following: five years from the award date; a change in control; or termination of employment by reason of retirement, disability or death. The market value of these shares was recorded as Unearned Compensation on Restricted Stock at the award date and is being amortized to compensation expense over five years.

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


                                         Three Months Ended        Nine Months Ended
                                         ------------------       ------------------
                                         Mar. 28    Mar. 29       Mar. 28    Mar. 29
                                           1999       1998          1999       1998
                                         -------    -------       -------    -------
     Net income                         $ 41,813   $ 35,778      $ 70,891   $ 43,440

     Foreign currency translation
       adjustments                          (657)       (14)          112       (679)

     Unrealized gain on marketable
       securities, (net of tax)              256         --           192         --
                                        --------   --------      --------   --------
     Total comprehensive income         $ 41,412   $ 35,764      $ 71,195   $ 42,761
                                        ========   ========      ========   ========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the Company's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:


                              RESULTS OF OPERATIONS

SALES

         Net sales for the third fiscal quarter increased $7 million or 2% compared to the same period of the previous year. This increase resulted primarily from the following factors: a $28 million increase resulting from a mix change in engines sold to higher priced units, $7 million from increased prices, offset by a $27 million decrease in sales dollars resulting from an 8% decrease in engine unit shipments.

         Net sales for the nine months ended March 1999 increased $112 million or 12% when compared to the first nine months of the prior year. This increase was due to an $81 million increase in sales dollars resulting primarily from an 8% increase in engine unit shipments, a favorable mix change in engines sold of $17 million, and $14 million from increased prices.


GROSS PROFIT

         The gross profit percentage increased to 22% in the current quarter from 20% in the preceding year's third quarter. This increase resulted primarily from the $7 million of price increases, absorption of $5 million of fixed expenses over more units produced, and lower material costs of $4 million caused by lower aluminum cost, the major raw material used in engines.

         The gross profit percentage for the nine-month period increased to 20% in the current year from 18% in the preceding year. The increase resulted primarily from the following factors: $14 million of price increases, $7 million attributed to the benefit of higher production during the second and third quarters and $13 million in lower costs for purchased parts and engines and raw materials, of which $7 million was due to lower aluminum costs. Offsetting these improvements were a mix shift to lower margin engines of $8 million and increased overhead spending of $5 million.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         This category decreased by 3% or $1 million between the third fiscal quarters of 1999 and 1998. This resulted from a $3 million decrease in costs related to the software business the Company sold earlier in the fiscal year, offset by a $2 million increase in profit sharing expense due to improved results.

         The 2% or $2 million decrease for the comparative nine-month periods was due primarily to the same factors discussed above for the quarter. There was a $6 million decrease in costs related to the software business and reduced expenses of $1 million related to the implementation of the Company's new computer system. These decreases were offset by a $2 million increase in both advertising and profit sharing expenses.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



INTEREST EXPENSE

         Interest expense decreased $1 million in the three-month comparison and $2 million in the nine-month comparison. These decreases were the result of lower average interest rates on working capital borrowings and the repayment of $15 million of long-term debt at the end of fiscal year 1998.


PROVISION FOR INCOME TAXES

         The effective rate used in both the three-month and nine-month periods for the current year was 37.5%. This is management's estimate of what the rate will be for the entire 1999 fiscal year. Last year's rate was 38% in both periods; however, the final effective rate for the entire 1998 fiscal year was 37.6%.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the nine-month period was $48 million in fiscal 1999 and $61 million in 1998. In the nine-month period, net income before depreciation provided cash of $107 million for fiscal 1999 and $79 million for fiscal 1998. Accounts receivable increased $208 million in fiscal 1999 and $172 million in fiscal 1998. The increase in accounts receivable was caused by increased sales in fiscal 1999 and the timing of payments. Inventory increased $20 million in fiscal 1999 compared to $9 million in fiscal 1998. The increase in inventories is attributed to increased production levels in fiscal 1999. Accounts payable and accrued liabilities increased $87 million in fiscal 1999 and $41 million in fiscal 1998. The $46 million increase was primarily due to a $27 million increase in accounts payable and an $8 million increase in accrued liabilities as a result of the timing of payments, and a $6 million increase in the warranty reserve due to increased sales volume.

         Cash used in investing activities totaled $42 million in the nine-month period and $34 million the same period of the preceding year. Additions to plant and equipment primarily made up the cash used in each year.

         Financing activities provided $32 million of cash in 1999 compared to $5 million in 1998. The Company used $58 million in the current year and $66 million in the preceding year for its stock repurchase program. The Company also received an additional $20 million in proceeds from stock options exercised in fiscal 1999.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The share repurchase program authorized by the Board of Directors in fiscal 1997 for $300 million of its common stock was completed in the second quarter of fiscal 1999. In January 1999, the Board of Directors approved a repurchase of up to 1.3 million additional shares of the Company's common stock in open market or private transactions. Under this authorization, stock repurchases totaling .4 million shares were made during the third quarter in open market transactions. The latest share repurchase authorization is intended to minimize dilution from shares issued for employee benefit plans and will be funded from available cash.

         Management expects capital expenditures for reinvestment in equipment and new products to total $70 million in fiscal 1999.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         On April 21, 1999, the Company's Board of Directors approved capital expenditures of $95 million for fiscal 2000. These anticipated expenditures include a significant amount for capacity increases, as well as continuing reinvestment in equipment and new products. The Company expects to increase its engine capacity by approximately 10%-15% by fiscal 2001.

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


                                     OUTLOOK

         At this time the Company's business continues to be very strong despite slower retail sales of lawn and garden equipment. The slower start of the spring selling season is a concern, but last year's early spring sales were unusually strong. Retail sales of other products, particularly generators, are strong. The Company expects that engine unit sales will reflect a small increase in fiscal 1999 compared to fiscal 1998. Finished engine inventories are low, and the Company plans to continue high production rates in order to restore the engine inventory to a normal level.

         In fiscal 1998 the Company experienced adverse effects on revenue and gross profit as a result of the strong U.S. dollar compared to European currencies. Assuming the exchange rates of the U.S. dollar against the European currencies remain consistent with where they were in third fiscal quarter of 1999, management believes that the adverse effect on revenue and gross profit for fiscal 1999 will be significantly less.


                                  OTHER MATTERS

Emissions

         Environmental Protection Agency (EPA) finalized its Phase II regulation for non hand-held small engines in March of 1999. The final regulation imposes more stringent standards over the useful life of the engine. The standards will be phased in from 2001 to 2005 for Class II engines and from 2003 to 2008 for Class I engines. It is not anticipated that this will have a material effect on the financial condition or results of operations of the Company.

Year 2000 Issues

         The Company has completed implementation of its new company-wide information system. All business transactions are being processed on the new system, which addresses all significant information technology year 2000 computer issues. Data containing year 2000 dates such as orders and preventive maintenance schedules have been entered and accepted by the new system. The Company has initiated a business recovery program at an off-site location which will be used for complete testing of the new company-wide information system. This testing is expected to be completed by the middle of the 1999 calendar year. The Company will also be establishing an on-site stand alone system for additional testing of the integrated information system.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         Project expenditures to date total $30 million. The Company expects to incur an additional $6 million of incremental costs, running through the 2002 fiscal year, because of related projects.

         The Company completed the assessment phase of its non-information technology systems during the first quarter of the 1999 calendar year. An outside company was retained to audit these systems and to recommend remedial actions for any non-compliant systems. These activities will be completed during the second and third quarters of the 1999 calendar year. Based on the assessment and audit, the Company does not anticipate the need to develop an extensive contingency plan for non-information systems, so it is not expecting to incur material incremental costs to do this.

         During the second and third quarters of calendar 1999 the Company will be following up with suppliers who have not yet responded to the Company's survey and contact companies who did respond to the survey but received a low readiness ranking from the Company. Audits of suppliers will also be conducted to verify their readiness. Contingency plans will be developed for suppliers based on the information received in the follow-up contacts.


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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number            Description
         -------           -----------
         10.1              Agreement with Executive Officer*

         11                Computation of Earnings Per Share of Common Stock*

         12                Computation of Ratio of Earnings to Fixed Charges*

         27                Financial Data Schedule, March 28, 1999*

         *Filed herewith

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the third quarter ended March 28, 1999.




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


                             BRIGGS & STRATTON CORPORATION
                             -----------------------------
                                   (Registrant)



Date:  May 7, 1999           /s/  J. E. Brenn
                             --------------------------------------------------
                             J. E. Brenn
                             Senior Vice President and Chief Financial Officer



Date:  May 7, 1999           /s/  T. J. Teske
                             ---------------------------------------------------
                             T. J. Teske
                             Controller

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX



         Exhibit
         Number                Description
         -------               -----------
          10.1           Agreement with Executive Officer*

          11             Computation of Earnings Per Share of Common Stock*

          12             Computation of Ratio of Earnings to Fixed Charges*

          27             Financial Data Schedule, March 28, 1999*

*  Filed herewith.