Form 10-K405
period 1999-06-27
BRIGGS & STRATTON CORP
filed 1999-09-07
CIK 14195

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[ X ]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended    June 27, 1999
                                          ---------------------
                                   OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              ---------   ---------


Commission file number 1-1370



                         BRIGGS & STRATTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      A Wisconsin Corporation                               39-0182330
 -------------------------------                         ----------------
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)

    12301 WEST WIRTH STREET
     WAUWATOSA, WISCONSIN                                        53222
  -------------------------                                   ---------
   (Address of principal                                      (Zip Code)
    executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $1,353,195,000 based on the reported last sale price of such securities as of August 24, 1999.

Number of Shares of Common Stock Outstanding at August 24, 1999: 23,123,389.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                         Part of Form 10-K Into Which Portions
           Document                        of Document are Incorporated
           --------                      ------------------------------------
Proxy Statement for Annual Meeting
    on October 20, 1999                            Part III


The Exhibit Index is located on page 30.

                         BRIGGS & STRATTON CORPORATION
                       1999 FORM 10-K - TABLE OF CONTENTS


PART I                                                                                                PAGE
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

                                     PART I

ITEM 1.   BUSINESS

GENERAL

Briggs & Stratton Corporation is the world's largest producer of air cooled gasoline engines for outdoor power equipment. The Company designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are aluminum alloy gasoline engines ranging from 3 through 25 horsepower.

The Company's engines are used primarily by the lawn and garden equipment industry, which accounted for 77% of fiscal 1999 OEM engine sales. The major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 23% of OEM sales in fiscal 1999 were for use on many products for industrial, construction, agricultural and consumer applications, including generators, pumps and pressure washers. Many retailers specify the Company's engines on the powered equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that its engine is just a component. Briggs & Stratton engines are marketed under various brand names including Classic(TM), Sprint(TM), Quattro(TM), Quantum(R), INTEK(TM), I/C(R), Diamond I/C(R), Industrial Plus(TM) and Vanguard(TM).

In fiscal 1999, approximately 21% of the Company's net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Canada, the Czech Republic, France, Germany, Mexico, New Zealand, South Africa, Sweden and the United Kingdom. The Company is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. The Company also exports to developing nations where its engines are used in agricultural, marine, construction and other applications.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. The Company's marketing staff and engineers provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. The Company owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to approximately 32,000 independently owned authorized service dealers throughout the world. These distributors and service dealers implement Briggs & Stratton's commitment to reliability and service.

CUSTOMERS

The Company's sales are made primarily to original equipment manufacturers. The Company's three largest customers in each of the last three fiscal years were AB Electrolux (including its Frigidaire Home Products group), MTD Products Inc., and Tomkins PLC (including its Murray subsidiary). Sales to each of these customers were more than 10% of net sales in fiscal 1999, 1998 and 1997. Sales to all three combined were 42% of net sales in fiscal 1999 and 46% of net sales in fiscal 1998 and 1997. Under purchasing plans available to all of its gasoline engine customers, the Company typically enters into annual engine supply arrangements with these large customers. The Company has no reason to anticipate a change in this practice or in its historical business relationships with these equipment manufacturers.

Over the past several years, sales in the United States of lawn and garden equipment by mass merchandisers have increased significantly, while sales by independent distributors and dealers have declined. The Company believes that in 1999 more than 75% of all lawn and garden equipment sold in the United States was sold through mass merchandisers such as Wal-Mart, Sears, Home Depot, Lowe's and Kmart. Given the buying power of the mass merchandisers, the Company, through its customers, has experienced pricing pressure. The Company expects that this trend will continue in the foreseeable future. The Company believes that a similar trend has developed for commercial products for industrial and consumer applications.

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

The Company believes the major areas of competition from all engine manufacturers include product quality, brand strength, price, timely delivery and service. Other factors affecting competition are short-term market share objectives, short-term profit objectives, exchange rate fluctuations, technology and product support and distribution strength. Briggs & Stratton believes its product value and service reputation have given it strong brand name recognition and enhance its competitive position.

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

Lawn and garden equipment manufacturers have tended to purchase the majority of engines in the Company's third and fourth fiscal quarter. This seasonal pattern results in high inventories and low cash for the Company in the second and the beginning of the third fiscal quarters, with a rapid shift to lower inventories and ultimately higher cash in the latter portion of the third fiscal quarter and in the fourth fiscal quarter.

MANUFACTURING

Briggs & Stratton manufactures engines and parts at the following locations in the United States: Wauwatosa, Wisconsin; Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama; and Statesboro, Georgia. The Company has a parts distribution center in Menomonee Falls, Wisconsin. The Company has recently experienced capacity shortages in some of its product offerings. Management believes that such a condition could persist into the future and, accordingly, the Company anticipates adding capacity over the next two fiscal years.

Briggs & Stratton manufactures a majority of the structural components used in its engines, including aluminum die castings and a high percentage of other major components, such as carburetors and ignition systems. The Company purchases certain finished standard commercial parts such as piston rings, spark plugs, valves, ductile and grey iron castings, zinc die castings and plastic components, some stampings and screw machine parts and smaller quantities of other components. Raw material purchases are principally for aluminum and steel. The Company believes its sources of supply are adequate.

The Company has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan, with Puling Machinery Works and Yimin Machinery Plant for the production of engines in China, and with Starting Industrial of Japan for the production of rewind starters in the U.S. The Company also has two joint ventures in India. Kirloskar Briggs & Stratton, a joint venture with Kirloskar Oil Engines Ltd., is responsible for sales and distribution of Briggs & Stratton engines and parts in India and assembles and distributes generators and pumps powered by Briggs & Stratton engines. Hero Briggs & Stratton is a joint venture with Hero Motors, part of the Hero Group, for the manufacture of engines and transmissions to be used in two wheel transportation vehicles.

The Company has a strategic relationship with Mitsubishi Heavy Industries (MHI) for the international distribution of air-cooled gasoline engines manufactured by MHI in Japan.

OTHER GENERAL INFORMATION

The Company holds certain patents on features incorporated in its products; however, the success of the Company's business is not considered to be primarily dependent upon patent protection. Licenses, franchises and concessions are not a material factor in the Company's business.

For the years ending June 27, 1999, June 28, 1998 and June 29, 1997, the Company spent approximately $17,920,000, $19,950,000 and $19,525,000, respectively, on
Company sponsored research activities relating to the development of new products or the improvement of existing products. Included in fiscal 1998 and fiscal 1997 were costs related to the Company's software business of $3,136,000 and $1,968,000, respectively. This business was sold in the first quarter of the 1999 fiscal year.

The average number of persons employed by the Company during the fiscal year was 7,615. Employment ranged from a low of 7,142 in August 1998 to a high of 7,994 in June 1999.

EXPORT SALES

Export sales for fiscal 1999 were $316,115,000 (21% of total sales), for fiscal 1998 were $288,510,000 (22% of total sales) and for fiscal 1997 were $304,230,000 (23% of total sales). These sales were principally to customers in European countries.

ITEM 2.   PROPERTIES

The corporate offices and one of the Company's manufacturing facilities are located in a suburb of Milwaukee, Wisconsin. The Company also has manufacturing facilities in Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama and Statesboro, Georgia. These are owned facilities containing 3.6 million square feet of office and production area. The Company occupies warehouse space totalling 400,000 square feet in a suburb of Milwaukee, Wisconsin under a reservation of interest agreement. The Company also leases 80,000 square feet of manufacturing space in the Milwaukee area.

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

The Company leases 200,000 square feet of space to house its European warehouse in the Netherlands and its foreign sales and service operations in Australia, Austria, Canada, the Czech Republic, France, Germany, India, Mexico, New Zealand, Russia, South Africa, Sweden, Switzerland and the United Kingdom.

ITEM 3.   LEGAL PROCEEDINGS

There are no pending legal proceedings that are required to be reported under this item.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 27, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT



     Name, Age, Position                          Business Experience for Past Five Years
     -------------------                          ---------------------------------------
FREDERICK P. STRATTON, JR., 60                Mr. Stratton was elected to the position of Chief
Chairman and Chief Executive Officer          Executive Officer in May 1977 and Chairman in
(1) (2) (3)                                   November 1986.

JOHN S. SHIELY, 47                            Mr. Shiely was elected to his current position in
President and Chief Operating Officer         August 1994.
(1) (2)

ROBERT H. ELDRIDGE, 60                        Mr. Eldridge was elected to the  position of Executive
Executive Vice President and                  Vice  President in April  1995 and  Secretary-Treasurer
Secretary-Treasurer (1)                       in  January 1984. He also served as Chief  Financial
                                              Officer from April 1995 to October 1998.

MICHAEL D. HAMILTON, 57                       Mr. Hamilton was elected to his current position
Executive Vice President -                    effective June 1989.
Sales and Service

JAMES E. BRENN, 51                            Mr. Brenn was elected to his current position in
Senior Vice President and                     October 1998, after serving as Vice President and
Chief Financial Officer                       Controller since November 1988.

RICHARD J. FOTSCH, 44                         Mr. Fotsch was elected to his current position in May
Senior Vice President and                     1999 after serving as Senior Vice President -
General Manager                               Operations since January 1999. He had previously
                                              held the position Senior Vice President - Engine
                                              Group since July 1997 and prior to that Vice
                                              President; General Manager - Small Engine
                                              Division since May 1993.

HUGO A. KELTZ, 51                             Mr. Keltz was elected to his current position in May
Vice President - International                1992.

CURTIS E. LARSON, JR., 51                     Mr. Larson was elected to this executive officer
Vice President - Distribution                 position in October 1995 after serving as Vice
Sales and Service                             President - Industrial Engine Division since January
                                              1993.

PAUL M. NEYLON, 52                            Mr. Neylon was elected to his current position in
Vice President - Production                   May 1999, after serving as Vice President -
                                              Operations Support since January 1999.  He had
                                              previously held the position of Vice President;
                                              General Manager - Spectrum Division since 1993.

WILLIAM H. REITMAN, 43                        Mr. Reitman was elected an executive officer
Vice President - Marketing                    effective April 20, 1998. He had served as Vice
                                              President Marketing since November 1995, after
                                              serving as Marketing Director - New Ventures since
                                              March 1993.

STEPHEN H. RUGG, 52                           Mr. Rugg was elected to his  current  position in May
Senior Vice President - Sales and Service     1999,  after  serving as Vice  President  - Sales since
                                              November 1995. His prior position was Vice
                                              President - Sales and Marketing.

THOMAS R. SAVAGE, 51                          Mr. Savage was elected to his current position
Senior Vice President - Administration        effective July 1997, after serving as Vice President
                                              Administration and General Counsel since
                                              November 1994. He joined the Company in April
                                              1992 as General Counsel.

TODD J. TESKE, 34                             Mr. Teske was elected to his current position in
Controller                                    October 1998, after serving as Assistant Controller
                                              since joining the Company in June 1996. He held the
                                              position of Audit Manager at Arthur Andersen LLP,
                                              a public accounting firm, from 1992 to 1996.

GERALD E. ZITZER, 52                          Mr.  Zitzer was elected to his current position in
Vice  President - Human  Resources            November 1988.

(1)  Officer is also a Director of the Company.

(2)  Member of Executive Committee.

(3)  Member of Planning Committee.


Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Information required by this Item is incorporated by reference to "Quarterly Financial Data, Dividend and Market Information" on page 27.

ITEM 6.   SELECTED FINANCIAL DATA

-----------------------------------------------------------------------------------------------------------------
Fiscal Year                                   1999           1998           1997           1996          1995
-----------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)
SUMMARY OF OPERATIONS
  NET SALES ..........................     $1,501,726     $1,327,610     $1,316,413     $1,287,029     $1,339,677
  GROSS PROFIT ON SALES ..............        305,355        254,674        221,216        261,748        271,618
  PROVISION FOR INCOME TAXES .........         63,670         42,500         37,740         56,640         65,570
  NET INCOME .........................        106,101         70,645         61,565         92,412        104,805
  PER SHARE OF COMMON STOCK:
    Basic Earnings ...................           4.55           2.86           2.16           3.19           3.62
    Diluted Earnings .................           4.52           2.85           2.15           3.18           3.61
    Cash Dividends ...................           1.16           1.12           1.09           1.05            .98
    Shareholders' Investment .........     $    15.77     $    13.28     $    13.82     $    17.30     $    15.19
  WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING .......         23,344         24,666         28,551         28,927         28,927
  DILUTED NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING ..........         23,459         24,775         28,678         29,059         29,072

OTHER DATA
  SHAREHOLDERS' INVESTMENT ...........     $  365,910     $  316,488     $  351,097     $  500,505     $  439,478
  LONG-TERM DEBT .....................        113,307        128,102        142,897         60,000         75,000
  TOTAL ASSETS .......................        875,885        793,409        842,189        838,164        798,493
  PLANT AND EQUIPMENT ................        859,848        812,428        796,714        776,638        726,331
  PLANT AND EQUIPMENT, NET OF RESERVES        404,454        391,927        396,266        374,212        343,297
  PROVISION FOR DEPRECIATION .........         49,346         47,511         43,345         43,032         44,445
  EXPENDITURES FOR PLANT AND EQUIPMENT         65,998         45,893         71,262         77,746        131,034
  WORKING CAPITAL ....................     $  176,644     $  159,101     $  204,422     $  266,208     $  256,075
    Current Ratio ....................       1.6 to 1       1.7 to 1       2.0 to 1       2.4 to 1       2.3 to 1
  NUMBER OF EMPLOYEES AT YEAR END ....          7,994          7,265          7,661          7,199          6,958
  NUMBER OF SHAREHOLDERS AT YEAR END .          4,628          4,911          5,336          5,879          6,792
  QUOTED MARKET PRICE:
    High .............................     $ 70-15/16     $   53-3/8     $   53-5/8     $   46-7/8     $   39-1/4
    Low ..............................     $ 33-11/16     $   36-7/8     $   36-1/2     $   32-3/4     $   30-1/2

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 1999 COMPARED TO FISCAL 1998

Sales

Net sales for fiscal 1999 totaled $1,502 million, an increase of $174 million or 13% when compared to the prior year. This increase was due to a $120 million increase in sales dollars resulting from an 8% increase in unit shipments, a favorable mix change in engines sold of $38 million and $16 million from increased prices.

Gross Profit

The gross profit margin increased to 20% in the 1999 fiscal year from 19% in the preceding year. This increase resulted primarily from the following factors: $16 million of price increases, $15 million attributed to the benefit of higher production during the year and $14 million in lower costs for purchased parts and engines and raw material. Lower aluminum costs, the major raw material used in engines, accounted for $8 million of the lower raw material costs. Offsetting these improvements were a mix shift to lower margin engines of $22 million and inefficiencies of $3 million caused by operating plants at full capacity.

Engineering, Selling, General and Administrative Expenses

Engineering, selling, general and administrative expenses for fiscal 1999 decreased 4% or $5 million compared to fiscal 1998. This decrease was primarily due to a $10 million decrease in costs related to the Company's POWERCOM software business that was sold in the first quarter of this fiscal year. Costs related to implementing the Company's new enterprise-wide information system decreased $2 million between the fiscal years. Offsetting these reductions in costs was a $4 million increase in profit sharing expenses due to improved results and a $1 million increase in research and development expenses.

Interest Expense

Interest expense decreased 12% or $2 million for the 1999 fiscal year compared to the 1998 fiscal year. This decrease was the result of $15 million repayment of long-term debt at the end of the 1998 fiscal year and lower average interest rates on working capital borrowings throughout the year.

Provision for Income Taxes

The effective tax rate decreased to 37.5% in 1999 from 37.6% in the previous year due to lower state income taxes and reductions in other related items.

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

Gross Profit

The gross profit margin for the 1998 fiscal year increased to 19% from 17% in the 1997 fiscal year. The primary reason for this favorable change was the lack of the $37 million charge related to an early retirement window. There was also a $2 million increase due to improvements in manufacturing productivity. These were offset by the $10 million in lost gross profit due to the reduced revenue from European customers described above.

Engineering, Selling, General and Administrative Expenses

Engineering, selling, general and administrative expenses increased $12 million or 11% between years. This increase was caused primarily by the costs associated with the new enterprise-wide information system which totaled $7 million (discussed later) and increased costs of new venture activities which totaled $7 million, of which $4 million related to the Company's POWERCOM software business.

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

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS 1999, 1998 AND 1997

Cash flow from operating activities was $114 million, $136 million and $143 million, in fiscal 1999, 1998 and 1997, respectively. The primary source of funds was from net income excluding depreciation. The significant change between fiscal 1999 and fiscal 1998 amounts was due to changes in working capital as explained below.

The fiscal 1999 cash flow from operating activities reflects improved net income, excluding depreciation, of $37 million. Offsetting it is an increased requirement for operating capital of $60 million, caused primarily by strong fourth quarter business which increased year-end receivables and a restoration of inventories to higher year-end levels.

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

Net cash used in investing activities amounted to $65 million, $45 million and $51 million in fiscal 1999, 1998 and 1997, respectively. Cash flows used in investing activities included additions to plant and equipment of $66 million, $46 million and $71 million in fiscal 1999, 1998 and 1997, respectively. The fiscal 1999 and 1997 capital expenditures related primarily to reinvestment in equipment and new products. The fiscal 1998 capital expenditures principally related to investment in equipment. The 1997 cash flows from investing activities also included $16 million related to the sale of the Menomonee Falls, Wisconsin facility. The sale of this facility is described under "Other Matters."

Net cash used in financing activities amounted to $73 million, $119 million and $129 million in fiscal 1999, 1998 and 1997, respectively. These financing activities included the repurchase of the Company's common stock, totaling $75 million in 1999, $86 million in 1998 and $180 million in 1997. In each of the fiscal years, $15 million was paid on the 9.21% Senior Notes due 2001. Cash dividends totaled $27 million, $28 million and $31 million in fiscal 1999, 1998 and 1997, respectively. The cash dividends paid decreased from the preceding year because the common stock repurchase program resulted in less stock outstanding. In fiscal 1997, the Company issued ten-year notes which resulted in $98 million of net proceeds from the offering. Proceeds from the exercise of stock options amounted to $45 million in 1999, substantially higher than in prior years due to increased option activity.

Future Liquidity and Capital Resources

The Company has in place a $250 million revolving credit facility to be used to fund seasonal working capital requirements and other financing needs. This credit facility expires in April 2002 and contains certain restrictive covenants. Because the Company plans to use available cash to finance capacity expansions in fiscal 2000 and 2001, the Company will continue to utilize borrowings under the revolving credit facility to fund working capital needs. Accordingly, interest expense should stay approximately the same between years.

In April 1999, the Company's Board of Directors approved capital expenditures of $95 million for fiscal 2000. Of this, the Company expects to spend approximately $75 million in fiscal 2000, with the remainder spent in fiscal 2001. These anticipated expenditures include a significant amount for capacity increases, as well as, continuing investment in equipment and new products.

In May 1997, the Company filed a shelf registration for $175 million of debt securities to be issued periodically. Of this, $75 million has not yet been issued on the registration statement. The Company may decide to offer all or part of the remaining securities depending on many factors, including general economic conditions or cash required for operations.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to public debt markets will be adequate to fund the Company's capital requirements for the foreseeable future.

FINANCIAL STRATEGY

Management of the Company subscribes to the premise that the value of the Company is enhanced if the capital invested in the Company's operations yields a cash return that is greater than the Company's cost of capital. Given this belief, the Company implemented this financial strategy by means of a "dutch auction" tender offer (described below) and a public debt offering in fiscal 1997. The Company also continued the repurchase of its outstanding common stock in the open market in fiscal 1999 and 1998. The Company believes this will provide a capital structure that makes greater use of financial leverage without imposing excessive risk on either the Company's shareholders or creditors. The Company also believes that the substitution of lower (after-tax) cost debt for equity in its permanent capital structure will reduce its overall cost of capital and that its profitability and strong cash flows will accommodate the increased use of debt without impairing its ability to finance growth or increase cash dividends per share on its common stock.

The share repurchase program authorized by the Board of Directors in fiscal 1997 for $300 million of its common stock was completed in the second quarter of fiscal 1999. In January 1999, the Board of Directors approved a repurchase of up to 1.3 million additional shares of the Company's common stock in open market or private transactions. Under this authorization, stock repurchases totaling .7 million shares were made in the second half of the year in open market transactions. The latest share repurchase authorization is intended to minimize dilution from shares issued for employee benefit plans and will be funded from available cash.

Also as a part of its financial strategy, subject to the discretion of its Board of Directors and the requirements of applicable law, the Company currently intends to increase future cash dividends per share at a rate approximating the inflation rate.

OTHER MATTERS

Year 2000 Issues

The Company is continuing implementation of an overall comprehensive Year 2000 Readiness Program to address year 2000 issues. This program is based on the Automotive Industry Action Group's model system consisting of five steps:
Awareness; Inventory and Assessment; Remediation; Testing; and Readiness Certification. Progress is reported to the Company's Board of Directors regularly.

The Company completed implementation of its new enterprise-wide information system in January of 1999. All business transactions are being processed on the new system which addresses the great majority of information technology year 2000 computer issues. Other internal year 2000 issues not directly related to the previously described project are being addressed and tested. These are expected to be completed by October of 1999.

Project expenditures to date total $33 million. The Company expects any additional incremental costs to be immaterial.

The Company completed assessment of its non-information technology systems. An outside auditor was utilized to review these systems. The vast majority of remedial activities have been completed without material incremental costs. All remedial activities are expected to be completed by October 1999.

Random testing of both information and non-information systems has been conducted and will continue to be conducted until the end of the calendar year in order to ensure year 2000 readiness.

The Company's largest customers have certified that they will be year 2000 compliant before the end of calendar year 1999 as to their relationships with the Company. The Company's vendors and financial institutions have also been surveyed for year 2000 readiness. Contingency plans have been developed to ensure that the Company will be able to continue operations for up to three days without deliveries. The Company will not be open for operations from December 31, 1999 to January 3, 2000. All major financial institutions have provided the Company with year 2000 preparedness statements.

The Company will utilize its December 31, 1999 to January 3, 2000 shutdown period to back up its systems, re-start those systems and resolve any open issues.

The last payroll for calendar year 1999 will be issued on December 29, 1999 and all arrangements for payment of the January 3, 2000 dividend payment will be made prior to December 31, 1999.

The Company believes its Year 2000 Program is adequate to detect in advance year 2000 compliance issues, and that it has the necessary resources to remedy them. However, the year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

Emissions

The U.S. Environmental Protection Agency (EPA) has developed national emission standards under a two phase process for small air cooled engines. The Company currently has a complete product offering which complies with EPA's Phase I engine emission standards. The EPA finalized its Phase II emission standards in March of 1999. The Phase II program will impose more stringent standards over the useful life of the engine and will be phased in from 2001 to 2005 for Class II (225 or greater cubic centimeter displacement) engines and from 2003 to 2008 for Class I (under 225 cubic centimeter displacement) engines. The Company does not believe compliance with the new standards will have a material adverse effect on its financial position or results of operations.

The Company submitted a supplemental compliance plan to the California Air Resources Board (CARB), as required of companies which sell more than a threshold number of Class I engines into California. The objective of the plan is to achieve additional reductions in extreme non-attainment areas. While CARB's aggressive program will result in a reduced product offering by the Company in California, the Company does not believe the California program will have a material effect on the financial condition or results of operations of the Company.

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

New Accounting Pronouncements

In June 1998 the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard as amended will be effective for the Company in fiscal 2001, and requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any fair value changes will be recorded in net income or comprehensive income. The Company does not expect that the adoption of this standard will have a material effect on the results of operations.

Subsequent Event - Disposition of Foundry Assets

Effective August 23, 1999, the Company contributed certain assets related to its foundry operations to a third party. In exchange for this contribution, the Company received $23.6 million of cash and preferred stock with a face value of $45 million. The provisions of the preferred stock include a 15% cumulative dividend and is convertible into at least 31% of the common stock of the third party. The disposition will result in a gain.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of purchasing engines from its Japanese joint venture. The Company's foreign subsidiaries' earnings are also influenced by fluctuations of the local currency against the U.S. dollar as these subsidiaries purchase inventory from the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At June 27, 1999, the Company had the following forward foreign exchange contracts outstanding at the Fair Value Gains and (Losses) shown (in thousands):


                     Notional          U.S.          Fair Value
Currency              Value          Dollars     Gains and (Losses)
--------              -----          -------     ------------------
Japanese Yen        2,426,000       20,400          ($265)
Australian Dollars     10,000        6,400           (288)
Canadian Dollars        2,000        1,300              9

All of the above contracts expire in less than one year.

Although the Company sells its domestically produced engines to foreign customers in U.S. dollars, the Company has shared some of the currency risk with customers for certain sales transactions. Accordingly, the Company is exposed to fluctuations in foreign exchange rates, primarily related to the U.S. dollar/Euro rate. Historically, the Company has managed these risks through limitations on the amount of sharing provided to customers. These programs are generally for one year.

Fluctuations in currency exchange rates may also impact the stockholders' equity of the Company. Amounts invested in the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded in stockholders' equity as cumulative translation adjustments. The cumulative translation adjustments component of stockholders' equity decreased $0.2 million during the year. Using the year-end exchange rates, the total amount invested in subsidiaries at June 27, 1999 was approximately $19.1 million.

INTEREST RATES

The Company is exposed to interest rate fluctuations on its borrowings. The Company manages its interest rate exposure through a combination of fixed and variable rate debt. Depending on general economic conditions, the Company has typically used variable rate debt for short-term borrowings and fixed rate debt for longer-term borrowings.

At June 27, 1999, the Company had the following short-term loans outstanding (amount in thousands):

                               Average Annual
Currency            Amount     Interest Rate
--------            ------     -------------
German Mark         20,519         5.25%
Dutch Guider         1,488         5.00%
Canadian Dollars     2,971         5.51%
Swedish Krona        1,000         8.05%
French Franc           200         5.19%
U.S. Dollars         4,335         5.31%

All of the above loans carry variable interest rates.

Long-term loans consisted of the following (amounts in thousands):

Description               Amount   Maturity
-----------               ------   --------
9.21% Senior Notes       $30,000   $15,000 in Fiscal 2000 and
                                   2001
7.25% Notes               98,307   2007

Each of the above loans carries a fixed rate of interest.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
AS OF JUNE 27, 1999 AND JUNE 28, 1998
--------------------------------------------------------------------------------
(in thousands)

                        ASSETS                                                    1999                  1998
                                                                                  ----                  ----
CURRENT ASSETS:
 Cash and Cash Equivalents.................................................     $ 60,806             $ 84,527
 Receivables, Less Reserves of $1,516 and $1,537, Respectively.............      194,096              136,629
 Inventories -
   Finished Products and Parts.............................................       72,196               58,975
   Work in Process.........................................................       59,665               45,217
   Raw Materials...........................................................        5,587                3,684
                                                                                --------             --------
     Total Inventories.....................................................      137,448              107,876
 Future Income Tax Benefits................................................       34,383               31,287
 Prepaid Expenses..........................................................       32,413               21,727
                                                                                --------             --------
     Total Current Assets..................................................      459,146              382,046
MARKETABLE SECURITIES......................................................        2,730                  -
DEFERRED INCOME TAX ASSETS.................................................        2,039                9,555
CAPITALIZED SOFTWARE.......................................................        7,516                9,881
PLANT AND EQUIPMENT:
 Land and Land Improvements................................................       16,024               15,781
 Buildings.................................................................      151,035              148,868
 Machinery and Equipment...................................................      651,129              630,043
 Construction in Progress..................................................       41,660               17,736
                                                                                --------             --------
                                                                                 859,848              812,428
 Less - Accumulated Depreciation...........................................      455,394              420,501
                                                                                --------             --------
     Total Plant and Equipment, Net........................................      404,454              391,927
                                                                                --------             --------
                                                                                $875,885             $793,409
                                                                                ========             ========






The accompanying notes to consolidated financial statements are an integral part of these statements.

--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
AS OF JUNE 27, 1999 AND JUNE 28, 1998
--------------------------------------------------------------------------------
(in thousands)


      LIABILITIES AND SHAREHOLDERS' INVESTMENT                                     1999            1998
                                                                                   ----            ----
CURRENT LIABILITIES:
  Accounts Payable......................................................        $ 117,757       $  76,915
  Domestic Notes Payable................................................            4,335           4,700
  Foreign Loans.........................................................           13,824          14,336
  Current Maturities on Long-Term Debt..................................           15,000          15,000
  Accrued Liabilities -
    Wages and Salaries..................................................           38,744          29,502
    Warranty............................................................           36,978          29,565
    Other...............................................................           43,963          42,398
                                                                                ---------       ---------
      Total Accrued Liabilities.........................................          119,685         101,465
  Federal and State Income Taxes........................................           11,901          10,529
                                                                                ---------       ---------
      Total Current Liabilities.........................................          282,502         222,945
DEFERRED REVENUE ON SALE OF PLANT AND EQUIPMENT.........................           15,798          15,893
ACCRUED PENSION COST....................................................           17,306          26,477
ACCRUED EMPLOYEE BENEFITS...............................................           13,185          12,571
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION...........................           67,877          70,933
LONG-TERM DEBT..........................................................          113,307         128,102
COMMITMENTS AND CONTINGENCIES...........................................
SHAREHOLDERS' INVESTMENT
  Common Stock-
    Authorized 60,000 Shares $.01 Par Value,
      Issued 28,927 in 1999 and 1998....................................              289             289
  Additional Paid-In Capital............................................           37,657          37,776
  Retained Earnings.....................................................          612,807         533,805
  Accumulated Other Comprehensive Income................................           (1,732)         (2,110)
  Unearned Compensation on Restricted Stock.............................             (235)             --
  Treasury Stock at cost,
    5,727 Shares in 1999 and 5,103 in 1998..............................         (282,876)       (253,272)
                                                                                ---------       ---------
      Total Shareholders' Investment....................................          365,910         316,488
                                                                                ---------       ---------
                                                                                $ 875,885       $ 793,409
                                                                                =========       =========





The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                        1999             1998           1997
                                                        ----             ----           ----
NET SALES........................................    $1,501,726       $1,327,610     $1,316,413
COST OF GOODS SOLD...............................     1,196,371        1,072,936      1,095,197
                                                     ----------       ----------     ----------
   Gross Profit on Sales.........................       305,355          254,674        221,216
ENGINEERING, SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES.........................       125,219          129,986        117,497
                                                     ----------       ----------     ----------
   Income from Operations........................       180,136          124,688        103,719
INTEREST EXPENSE.................................       (17,024)         (19,352)        (9,880)
OTHER INCOME, Net................................         6,659            7,809          5,466
                                                     ----------       ----------     ----------
   Income Before Provision for Income Taxes......       169,771          113,145         99,305
PROVISION FOR INCOME TAXES.......................        63,670           42,500         37,740
                                                     ----------       ----------     ----------
NET INCOME.......................................    $  106,101       $   70,645     $   61,565
                                                     ==========       ==========     ==========
   Average Shares Outstanding....................        23,344           24,666         28,551
BASIC EARNINGS PER SHARE.........................    $     4.55       $     2.86     $     2.16
                                                     ==========       ==========     ==========
   Diluted Average Shares Outstanding............        23,459           24,775         28,678
DILUTED EARNINGS PER SHARE.......................    $     4.52       $     2.85     $     2.15
                                                     ==========       ==========     ==========




The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

--------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
--------------------------------------------------------------------------------
(in thousands)


                                                                                                   Accumulated
                                                           Additional                              Other
                                             Common        Paid-In             Retained            Comprehen-
                                             Stock         Capital             Earnings            sive Income
                                             ------        ----------          --------            ------------
BALANCES, JUNE 30, 1996                      $289          $40,898             $459,666              $  (348)
Comprehensive Income -
  Net Income                                   -               -                 61,565                  -
  Foreign Currency Translation
    Adjustments                                -               -                    -                   (685)

  Total Comprehensive Income                   -               -                    -                    -

Cash Dividends Paid
  ($1.09 per share)                            -               -                (30,549)                 -
Purchase of Common Stock
  for Treasury                                 -               -                    -                    -
Exercise of Stock Options                      -              (365)                 -                    -
                                             -------------------------------------------------------------------------
BALANCES, JUNE 29, 1997                      $289          $40,533             $490,682              $(1,033)
Comprehensive Income -
  Net Income                                   -                -                70,645                  -
  Foreign Currency Translation
    Adjustments                                -                -                   -                 (1,077)

  Total Comprehensive Income                   -                -                   -                    -

Cash Dividends Paid
  ($1.12 per share)                            -                -               (27,522)                 -
Purchase of Common Stock
  for Treasury                                 -                -                   -                    -
Exercise of Stock Options                      -            (2,757)                 -                    -
                                             -------------------------------------------------------------------------
BALANCES, JUNE 28, 1998                      $289          $37,776             $533,805              $(2,110)
Comprehensive Income -
  Net Income                                   -                -               106,101                  -
  Foreign Currency Translation
     Adjustments                               -                -                   -                   (199)
  Unrealized Gain on Marketable
     Securities, net of tax of $368            -                -                   -                    577

  Total Comprehensive Income                   -                -                   -                    -

Cash Dividends Paid
  ($1.16 per share)                            -                -               (27,099)                 -
Purchase of Common Stock
  for Treasury                                 -                -                    -                   -
Exercise of Stock Options                      -               (13)                  -                   -
Restricted Stock Issued                        -              (106)                  -                   -
Amortization of Unearned
  Compensation                                 -                -                    -                   -
                                             -------------------------------------------------------------------------
BALANCES, JUNE 27, 1999                      $289          $37,657             $612,807              $(1,732)
                                             =========================================================================



                                             Unearned
                                             Compensation
                                             on Restricted      Treasury      Comprehensive
                                             Stock              Stock         Income
                                             -------------      --------      -------------
BALANCES, JUNE 30, 1996                       $     -           $     -
Comprehensive Income -
  Net Income                                        -                 -         $ 61,565
  Foreign Currency Translation
    Adjustments                                     -                 -             (685)
                                                                                --------
  Total Comprehensive Income                        -                 -         $ 60,880
                                                                                ========
Cash Dividends Paid
  ($1.09 per share)                                 -                 -
Purchase of Common Stock
  for Treasury                                      -            (179,924)
Exercise of Stock Options                           -                 550
                                             ----------------------------
BALANCES, JUNE 29, 1997                       $     -           $(179,374)
Comprehensive Income -
  Net Income                                        -                 -         $ 70,645
  Foreign Currency Translation
    Adjustments                                     -                 -           (1,077)
                                                                                --------
  Total Comprehensive Income                        -                 -         $ 69,568
                                                                                ========
Cash Dividends Paid
  ($1.12 per share)                                 -                 -
Purchase of Common Stock
  for Treasury                                      -             (85,943)
Exercise of Stock Options                           -              12,045
                                             ----------------------------
BALANCES, JUNE 28, 1998                       $     -           $(253,272)
Comprehensive Income -
  Net Income                                        -                 -         $106,101
  Foreign Currency Translation
     Adjustments                                    -                 -             (199)
  Unrealized Gain on Marketable
     Securities, net of tax of $368                 -                 -              577
                                                                                --------
  Total Comprehensive Income                        -                 -         $106,479
                                                                                ========
Cash Dividends Paid
  ($1.16 per share)                                 -                 -
Purchase of Common Stock
  for Treasury                                      -             (75,141)
Exercise of Stock Options                           -              45,143
Restricted Stock Issued                           (288)               394
Amortization of Unearned
  Compensation                                      53                -
                                             ----------------------------
BALANCES, JUNE 27, 1999                       $   (235)         $(282,876)
                                             ============================



The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


--------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
--------------------------------------------------------------------------------
(in thousands)



                                                                       1999            1998            1997
                                                                       ----            ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $ 106,101       $  70,645       $  61,565
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities -
   Depreciation and Amortization                                       49,604          47,716          43,362
   Loss on Disposition of Plant and Equipment                           2,355           1,973           1,608
   Provision (Credit) for Deferred Income Taxes                         4,052           7,735         (16,105)
   Change in Operating Assets and Liabilities -
    Increase in Receivables                                           (58,738)         (6,752)        (10,531)
    (Increase) Decrease in Inventories                                (29,570)         18,081          11,446
    Increase in Prepaid Expenses                                      (10,805)         (3,606)         (2,396)
    Increase in Accounts Payable,
     Accrued Liabilities and Income Taxes                              61,697           8,274          25,378
    Other, Net                                                        (10,748)         (7,676)         28,590
                                                                    ---------       ---------       ---------
     Net Cash Provided by Operating Activities                        113,948         136,390         142,917
                                                                    ---------       ---------       ---------


CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Plant and Equipment                                     (65,998)        (45,893)        (71,262)
 Proceeds Received on Sale of Plant and Equipment                       1,142             620           4,133
 Proceeds Received on Sale of Menomonee Falls,
    Wisconsin Facility                                                    --              --           15,966
                                                                    ---------       ---------       ---------
      Net Cash Used in Investing Activities                           (64,856)        (45,273)        (51,163)
                                                                    ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (Repayments) Borrowings on Loans and Notes Payable                  (401)            677          (1,563)
 Net Borrowings on 7.25% Notes Due 2007                                   --              --           97,880
 Repayment on 9.21% Senior Notes Due 2001                             (15,000)        (15,000)        (15,000)
 Cash Dividends Paid                                                  (27,099)        (27,522)        (30,549)
 Purchase of Common Stock for Treasury                                (75,141)        (85,943)       (179,924)
 Proceeds from Exercise of Stock Options                               45,130           9,288             185
                                                                    ---------       ---------       ---------
      Net Cash Used in Financing Activities                           (72,511)       (118,500)       (128,971)
                                                                    ---------       ---------       ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                                   (302)           (949)           (563)
                                                                    ---------       ---------       ---------
NET DECREASE IN CASH AND
  CASH EQUIVALENTS                                                    (23,721)        (28,332)        (37,780)
CASH AND CASH EQUIVALENTS:
 Beginning of Year                                                     84,527         112,859         150,639
                                                                    ---------       ---------       ---------
 End of Year                                                        $  60,806       $  84,527       $ 112,859
                                                                    =========       =========       =========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Interest Paid                                                      $  17,025       $  17,989       $   9,298
                                                                    =========       =========       =========
 Income Taxes Paid                                                  $  54,491       $  33,352       $  49,707
                                                                    =========       =========       =========


The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 27, 1999, JUNE 28, 1998 AND JUNE 29, 1997
--------------------------------------------------------------------------------

(1)  NATURE OF OPERATIONS:
Briggs & Stratton Corporation (the Company) is a U.S. based producer of air cooled gasoline engines. These engines are sold primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment worldwide.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Fiscal Year: The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 1999, 1998 and 1997 fiscal years were 52 weeks long. All references to years relate to fiscal years rather than calendar years.

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

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 89% of total inventories at June 27, 1999, 88% at June 28, 1998 and 93% at June 29, 1997. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $43,900,000, $48,100,000 and $48,894,000 higher in the respective years.
The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Marketable Securities: This caption represents stock received in the sale of the Company's POWERCOM software business at the end of the first quarter of fiscal 1999. These securities are being classified as available-for-sale and are being reported at fair market value. The unrealized gain incurred on this stock is recorded as Unrealized Gain on Marketable Securities in the Shareholders' Investment section of the balance sheet.

Capitalized Software: This caption represents costs of software used in the Company's business. Amortization of Capitalized Software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $5,655,000 as of June 27, 1999, and $7,137,000 as of June 28, 1998. Included in
the 1998 fiscal year ending balance is $1,891,000 of amortization related to the Company's software business, which was sold in the first quarter of fiscal 1999.

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

Deferred Revenue on Sale of Plant & Equipment: The sale of the Company's Menomonee Falls, Wisconsin facility for approximately $16.0 million was completed at the beginning of the fiscal quarter ended December 29, 1996. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for

NOTES ....
--------------------------------------------------------------------------------

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

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $17,920,000 in 1999, $19,950,000 in 1998 and $19,525,000 in 1997. Included
in the fiscal 1998 and fiscal 1997 amounts were software development costs related to the Company's software business of $3,136,000 and $1,968,000, respectively.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses on the accompanying Consolidated Statement of Earnings, are expensed as incurred. These expenses totaled $7,724,000 in 1999, $7,325,000 in 1998 and $7,989,000 in 1997.

Foreign Currency Translation: Foreign currency balance sheet accounts are translated into United States dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders' Investment.

Earnings Per Share: The Company adopted Financial Accounting Standard No. 128 during the second quarter of 1998. The Company's earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, for each period presented, were computed on the assumption that stock options were exercised at the beginning of the periods reported. The difference between weighted average shares outstanding and diluted average shares outstanding reflects the dilutive effects of stock options.

Earnings per share of common stock are computed based on the weighted average number of shares outstanding during each period. The Company's ongoing share repurchase program may affect the year-to-date comparisons.

Comprehensive Income: During fiscal 1999 the Company adopted Statement of Financial Accounting Standard (FAS) No. 130, "Reporting Comprehensive Income". This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting

NOTES ...
--------------------------------------------------------------------------------

method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income which encomposes net income, unrealized gain on marketable securities and foreign currency translation in the Consolidated Statement of Shareholder's Investment.


                                                                  Accumulated
                                    Unrealized                      Other
                                      Gain on      Cumulative       Compre-
                                    Marketable     Translation      hensive
                                    Securities     Adjustments      Income
                                    ----------     -----------    -----------
Balance at June 30, 1996.........   $       --     $      (348)   $      (348)
Current year change..............           --            (685)          (685)
                                    ----------     -----------    -----------
Balance at June 29, 1997.........           --          (1,033)        (1,033)
Current year change..............           --          (1,077)        (1,077)
                                    ----------     -----------    -----------
Balance at June 28, 1998.........           --          (2,110)        (2,110)
Current year change..............          577            (199)           378
                                    ----------     -----------    -----------
BALANCE AT JUNE 27, 1999.........   $      577     $    (2,309)   $    (1,732)
                                    ==========     ===========    ===========

Derivatives: The Company uses derivative financial instruments to manage its foreign currency exposures. Gains and losses relating to hedges of probable transactions with noncontrolled subsidiaries and third parties are deferred and recognized as adjustments of carrying amounts when the transaction occurs. Gains and losses on hedges of transactions that are not probable of occurring and hedges of transactions with controlled subsidiaries are recognized in the Company's results of operations.

(3)  INCOME TAXES:

The provision for income taxes consists of the following (in thousands of dollars):


Current                                 1999          1998         1997
                                        ----          ----         ----
  Federal.......................     $ 51,344      $ 29,295     $ 45,474
  State.........................        7,014         4,442        6,723
  Foreign.......................        1,260         1,028        1,648
                                     --------      --------     --------
                                       59,618        34,765       53,845
Deferred........................        4,052         7,735      (16,105)
                                     --------      --------     --------
Total...........................     $ 63,670      $ 42,500     $ 37,740
                                     ========      ========     ========

A reconciliation of the U.S. statutory tax rates to the effective tax rates follows:


                                       1999          1998          1997
                                       ----          ----          ----
U.S. statutory rate.................   35.0%         35.0%         35.0%
State taxes, net of
  Federal tax benefit...............    2.9%          3.1%          3.1%
Foreign Sales Corporation
  tax benefit.......................    (.5%)         (.8%)         (.9%)
Other...............................     .1%           .3%           .8%
                                       ----          ----          ----
Effective tax rate..................   37.5%         37.6%         38.0%
                                       ====          ====          ====

The components of deferred tax assets and liabilities at the end of the fiscal year were (in thousands of dollars):


                                         1999                1998
                                       --------            --------
Future Income Tax Benefits:

   Inventory......................     $  3,402            $  2,212
   Payroll related accruals.......        4,363               3,602
   Warranty reserves..............       14,421              11,531
   Other accrued liabilities......       12,026              11,542
   Miscellaneous..................          171               2,400
                                       --------            --------
                                       $ 34,383            $ 31,287
                                       ========            ========

                                         1999                1998
                                       --------            --------
Deferred Income Taxes:

   Difference between book and
    tax methods applied to
    maintenance and supply
    inventories...................     $ 11,463            $ 11,198
   Pension cost...................        3,345               7,137
   Accumulated depreciation.......      (56,131)            (53,109)
   Accrued employee benefits......        9,142               8,529
   Postretirement
    health care obligation........       26,472              27,664
   Deferred revenue on sale
    of plant & equipment..........        6,161               6,198
   Miscellaneous..................        1,587               1,938
                                       --------            --------
                                       $  2,039            $  9,555
                                       ========            ========



The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $8,100,000 at June 27, 1999. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

NOTES...
--------------------------------------------------------------------------------

(4)  GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS:

The Company reviewed the criteria for determining segments of an operating segment in accordance with FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and concluded that it operates as one segment. Geographic sales by the location in which the sale originated is as follows (in thousands of dollars):

                                     1999           1998           1997
                                     ----           ----           ----
United States..................   $1,422,988     $1,258,609     $1,252,359
All Other Countries............       78,738         69,001         64,054
                                  ----------     ----------     ----------
Total..........................   $1,501,726     $1,327,610     $1,316,413
                                  ==========     ==========     ==========

The Company has no material long lived assets in an individual foreign country.

In the fiscal years 1999, 1998 and 1997, there were sales to three major engine customers that individually exceeded 10% of total Company net sales. The sales to these customers are summarized below (in thousands of dollars and percent of total Company sales):


                   1999                1998                  1997
                   ----                ----                  ----
Customer     Sales       %       Sales       %         Sales       %
             -----      ---      -----      ---        -----      ---
    A      $250,755     17%    $235,552     18%      $282,428     21%
    B       219,209     14%     203,931     15%       180,770     14%
    C       161,857     11%     165,937     13%       142,840     11%
           --------     --     --------     --       --------     --
           $631,821     42%    $605,420     46%      $606,038     46%
           ========     ==     ========     ==       ========     ==

(5)  INDEBTEDNESS:

The Company has access to a $250,000,000 revolving credit facility (the Credit Facility) which expires in April 2002. The Company also has access to additional domestic lines of credit totaling $18,000,000 which remain in effect until canceled by either party. They provide amounts for short-term use at the then prevailing rate. There are no significant compensating balance requirements for any of these lines, and there were no borrowings at June 27, 1999 using these lines or the Credit Facility.

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

The following data relates to domestic notes payable (in thousands of dollars):


                                   1999       1998
                                   ----       ----
Balance at
  Fiscal Year End............... $ 4,335    $ 4,700

Weighted Average
  Interest Rate at
  Fiscal Year End...............    5.31%      5.94%

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $9,960,000, expire at various times through April, 2000 and are renewable. None of these arrangements had material commitment fees or compensating balance requirements.

The following information relates to foreign loans (in thousands of dollars):


                                   1999       1998
                                   ----       ----
Balance at
  Fiscal Year End............... $ 13,824   $ 14,336

Weighted Average
  Interest Rate at
  Fiscal Year End...............    5.30%      4.97%

The Long-Term Debt caption consists of the following (in thousands of dollars):



                                   1999       1998
                                   ----       ----
9.21% Senior Notes Due 2001
  at Face Amount................ $ 30,000   $ 45,000
7.25% Notes Due 2007, Net of
  Unamortized Discount of
  $1,693 in 1999 and
  $1,898 in 1998................   98,307     98,102
                                 --------   --------
                                 $128,307   $143,102

Less Current Maturities.........   15,000     15,000
                                 --------   --------

  Total Long-Term Debt.......... $113,307   $128,102
                                 ========   ========

NOTES ...
--------------------------------------------------------------------------------

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

(6)  OTHER INCOME:

The components of other income (expense) are (in thousands of dollars):

                                1999       1998        1997
                                ----       ----        ----
Interest income.............  $ 1,993    $ 2,720     $ 3,981

Loss on the
 disposition of
 plant and equipment........   (2,355)    (1,973)     (1,608)

Income from joint
 ventures...................    5,442      5,232       3,026

Other items.................    1,579      1,830          67
                              -------    -------     -------
Total.......................  $ 6,659    $ 7,809     $ 5,466
                              =======    =======     =======


(7)  COMMITMENTS AND CONTINGENCIES:

The Company is a 50% guarantor on bank loans of three unconsolidated joint ventures. They are in Japan for the manufacture of engines, in the United States for the manufacture of parts and in India for the manufacture of engines and parts. These bank loans totaled approximately $3,100,000 at the end of 1999.

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is self-insured for future claims up to $1 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At June 27, 1999 and June 28, 1998, the reserve for product and general liability claims was $6.8 million and $5.8 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company's financial condition or results of operations.

The Company has no material commitments for materials or capital expenditures at June 27, 1999.

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

                                1999       1998        1997
                                ----       ----        ----
Net Income (in thousands):
  As Reported.............   $106,101    $70,645     $61,565
  Pro Forma...............   $105,283    $69,574     $60,777

Basic Earnings Per Share:
  As Reported.............      $4.55      $2.86       $2.16
  Pro Forma...............      $4.51      $2.82       $2.13

Diluted Earnings Per Share:
  As Reported.............      $4.52      $2.85       $2.15
  Pro Forma...............      $4.49      $2.81       $2.12


Because the FAS No. 123 method of accounting has not been applied to options granted prior to July 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Information on the options outstanding is as follows:

                                                     Wtd. Avg.
                                        Shares       Ex. Price
                                        ------       ---------
Balance, June 30, 1996...........     1,704,531        $ 42.98
Granted during the year..........       106,550          53.30
Exercised during the year........       (24,369)         17.26
                                      ---------
Balance, June 29, 1997...........     1,786,712        $ 43.95

Granted during the year..........       241,980          65.69
Exercised during the year........      (236,873)         35.65
                                      ---------
Balance, June 28, 1998...........     1,791,819        $ 47.98

Granted during the year..........       354,020          44.98
Exercised during the year........      (926,000)         45.30
Expired during the year..........      (177,828)         48.37
                                      ---------
Balance, June 27, 1999...........     1,042,011        $ 49.28
                                      =========

NOTES ...
--------------------------------------------------------------------------------


                                 Grant Summary
--------------------------------------------------------------------------------
Fiscal     Grant     Exercise       Date         Options       Expiration
 Year      Date      Price (a)   Exercisable   Outstanding        Date
------     -----     ---------   -----------   -----------     ----------
1990      2-20-90     $13.014    50%, 1-1-94;      1,076         2-19-00
                                 50%, 1-1-95
1991      2-19-91      14.524    50%, 1-1-95;     20,345         2-18-01
                                 50%, 1-1-96
1992      5-18-92      21.525    50%, 1-1-96;     71,514         5-17-02
                                 50%, 1-1-97
1995      8-12-94      45.854      8-12-97        31,514         8-12-99
1996       8-7-95      49.080       8-7-98       215,012          8-7-00
1997       8-6-96      53.300       8-6-99       106,550          8-6-01
1998       8-5-97      65.690       8-5-00       241,980          8-5-02
1999       8-5-98      44.980       8-5-01       354,020          8-5-03

There were no options granted in fiscal 1993. Options granted in fiscal 1994 expired in fiscal 1999.

(a) Exercise prices of earlier grants have been adjusted as appropriate to reflect a two-for-one stock split in October 1994 and the spin-off of the Company's lock business in February 1995.

The fair value of each option is estimated using the Black-Scholes option pricing model. The grant-date fair market value of the options and assumptions used to determine such value are as follows:

Options granted during           1999      1998      1997
                                 ----      ----      ----
Grant date fair value.........  $5.04     $5.98     $5.42

Assumptions:
  Risk-free interest rates....    5.4%      6.1%      6.3%
  Expected volatility.........   22.3%     20.4%     20.6%
  Expected dividend yield.....    2.5%      2.6%      2.5%
  Expected term (in years)....    5.0       5.0       5.0

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

(10) FOREIGN EXCHANGE RISK MANAGEMENT:
The Company enters into forward exchange contracts to hedge purchase commitments denominated in foreign currencies. The term of these currency derivatives does not exceed one year and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.

The Company has forward foreign currency exchange contracts to purchase 2.4 billion Japanese yen for $20 million through September, 1999. These contracts are used to hedge the commitments to purchase engines from the Company's Japanese joint venture and accordingly any gain or loss has been deferred at the end of the 1999 fiscal year. There are no significant gains or losses included in the above amounts.

The Company's foreign subsidiaries have the following forward currency contracts outstanding at the end of fiscal 1999:

                               In Millions
                              -------------
                              Local     U.S.           Latest
Currency                    Currency  Dollars      Expiration Date
--------                    --------  -------      ---------------
Australian Dollars.........   10.0      6.4          June, 2000
Canadian Dollars...........    2.0      1.3         January, 2000

There are no significant gains or losses included in the above amounts.

NOTES ...
--------------------------------------------------------------------------------

(11) EMPLOYEE BENEFIT COSTS:

Retirement Plan and Postretirement Benefits
The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering most Wisconsin employees. Effective the last quarter of fiscal 1999, the Company adopted FAS 132 "Disclosures about Pensions and Other Postretirement Benefits". The following provides a reconcilation of obligations, plan assets and funded status of the plans for the two years indicated, (dollars in thousands):

                                                              Pension Benefits                 Other Postretirement Benefits
                                                       -----------------------------       ---------------------------------------
                                                           1999             1998               1999                       1998
                                                           ----             ----               ----                       ----
Actuarial Assumptions:
----------------------
Discounted Rate Used to Determine Present
 Value of Projected Benefit Obligation...............       7.0%             7.0%               7.0%                       7.0%

Expected Rate of Future Compensation
 Level Increases.....................................       5.0%             5.0%                n/a                        n/a

Expected Long-Term Rate of Return on
 Plan Assets.........................................       9.0%             9.0%                n/a                        n/a


Change in Benefit Obligations:
------------------------------
Actuarial Present Value of Benefit Obligations
 at Beginning of Year................................  $ 649,083        $ 610,485          $  96,580                  $  91,202
Service Cost.........................................     10,073            9,491              1,437                      1,206
Interest Cost........................................     44,911           44,531              6,466                      6,773
Actuarial (Gain) Loss................................     27,865           24,830             15,924                      8,390
Benefits Paid........................................    (42,535)         (40,254)           (10,922)                   (10,991)
                                                       ---------        ---------          ---------                  ---------
Actuarial Present Value of Benefit Obligation
 at End of Year......................................  $ 689,397        $ 649,083          $ 109,485                  $  96,580
                                                       ---------        ---------          ---------                  ---------

Change in Plan Assets:
----------------------
Plan Assets at Fair Value at Beginning of Year.......  $ 845,955        $ 767,235          $     -                    $     -
Actual Return on Plan Assets.........................     82,474          118,445                -                          -
Employer Contributions...............................        528              529             10,922                     10,991
Benefits Paid........................................    (42,535)         (40,254)           (10,922)                   (10,991)
                                                       ---------        ---------          ---------                  ---------
Plan Assets at Fair Value at End of Year.............  $ 886,422        $ 845,955          $     -                    $     -
                                                       ---------        ---------          ---------                  ---------

Plan Assets in Excess of (Less Than) Projected
 Benefit Obligation..................................  $ 197,025        $ 196,872          $(109,485)                 $ (96,580)
Remaining Unrecognized Net Obligation (Asset)........    (15,301)         (20,739)               414                        460
Unrecognized Net Loss(Gain)..........................   (201,227)        (202,625)            24,989                      8,587
Unrecognized Prior Service Cost......................      1,475             (513)               165                        756
                                                       ---------        ---------          ---------                  ---------
Net Amount Recognized at End of Year.................  $ (18,028)       $ (27,005)         $ (83,917)                 $ (86,777)
                                                       =========        =========          =========                  =========

Amounts Recognized on the Balance Sheets:
-----------------------------------------
Accrued Pension......................................  $ (17,306)       $ (26,477)         $     -                    $     -
Accrued Salaries.....................................       (722)            (528)               -                          -
Accrued Post Retirement Health Care..................        -                -              (67,877)                   (70,933)
Other Accruals.......................................        -                -               (4,800)                    (4,800)
Accrued Employee Benefits............................        -                -              (11,240)                   (11,044)
                                                       ---------        ---------          ---------                  ---------
Net Amount Recognized at End of Year.................  $ (18,028)       $ (27,005)         $ (83,917)                 $ (86,777)
                                                       =========        =========          =========                  =========

NOTES ...
--------------------------------------------------------------------------------

The following table summarizes the plans' income and expense for the three years indicated (dollars in thousands):



                                                                       Pension Benefits            Other Postretirement Benefits
                                                              ---------------------------------  ---------------------------------
                                                                1999        1998       1997         1999        1998       1997
                                                                ----        ----       ----         ----        ----       ----
Components of Net Periodic Benefit Cost:
Service Cost-Benefits Earned During the Year. . . . . . . .   $ 10,073    $  9,491   $ 11,687     $  1,437    $  1,206    $  1,359
Interest Cost on Projected Benefit Obligation . . . . . . .     44,911      44,531     41,850        6,466       6,773       6,190
Expected Return on Plan Assets. . . . . . . . . . . . . . .    (58,252)    (53,881)   (50,230)         -           -           -
Amortization of:
  Transition Obligation (Asset) . . . . . . . . . . . . . .     (5,306)     (5,236)    (5,118)          47          47          47
  Prior Service Cost. . . . . . . . . . . . . . . . . . . .       (106)       (106)      (160)          71          71          71
  Actuarial (Gain) Loss . . . . . . . . . . . . . . . . . .        291         273        114           41         -           -
                                                              --------    --------   --------     --------    --------    --------
Net Periodic Benefit Expense (Income) . . . . . . . . . . .   $ (8,389)   $ (4,928)  $ (1,857)    $  8,062    $  8,097    $  7,667
                                                              ========    ========   ========     ========    ========    ========

The Company's supplemental pension plan has benefit obligations in excess of plan assets. The benefit obligation, accumulated benefit obligation and fair value of plan assets were $16,555,000, $13,975,000 and $0, respectively for the 1999 fiscal year, and $15,392,000, $12,763,000 and $0, respectively for the 1998 fiscal year. The postretirement benefit plans are unfunded.

The Company offered an early retirement window to certain of its Milwaukee union members during the 1997 fiscal year. As a result, $33,457,000 was added to pension expense and $3,644,000 was added to postretirement health care expense in the fourth quarter of the 1997 fiscal year.

For the other postretirement benefit plans, the assumed early retirement rates were adjusted for participants with over 30 years of service in fiscal 1999. In addition, the postretirement medical coverage was limited to 10 years for coverage prior to age 65.

For measurement purposes a 9% annual rate of increase in the per capita cost of covered health care claims was assumed for the years 1999 through 2000, decreasing gradually to 6% for the 2007. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $6,803,000, and would increase the service and interest cost by $836,000 for the year. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $6,403,000 and decrease the service and interest cost by $788,000 for the year.

Defined Contribution Plans
The Company has a defined contribution retirement plan that includes most U.S. non-Wisconsin employees. Under the plan the Company makes a contribution on behalf of covered employees equal to 2% of each participant's gross income, as defined. For the fiscal years 1999, 1998 and 1997, the cost to the Company was $1,919,000, $1,641,000 and $1,352,000, respectively.

Most U.S. employees of the Company may participate in a salary reduction deferred compensation retirement plan. The Company makes matching contributions of $.50 for every $1.00 deferred by a participant to a maximum of 1-1/2% or 3% of each participant's salary, depending upon the participant's group. Company contributions totaled $4,213,000 in 1999, $3,918,000 in 1998 and $3,944,000 in
1997.

Postemployment Benefits
The balance in this reserve at the end of fiscal 1999 was $1,946,000 and at the end of fiscal 1998 was $1,527,000. Both were included in the caption Accrued Employee Benefits in the accompanying balance sheets.

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

NOTES ...
--------------------------------------------------------------------------------

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

The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):


                                                  1999
                                        -------------------------
                                        Carrying            Fair
                                         Amount             Value
                                        --------            -----
Cash and cash equivalents.............  $ 60,806          $ 60,806
Domestic notes payable................  $  4,335          $  4,335
Foreign loans.........................  $ 13,824          $ 13,824
Long-term debt--
  9.21% Senior Notes due 2001,
    including current maturities......  $ 30,000          $ 30,678
  7.25% Notes due 2007................  $ 98,307          $ 97,545

                                                  1998
                                        -------------------------
                                        Carrying            Fair
                                         Amount             Value
                                        --------            -----
Cash and cash equivalents.............  $ 84,527          $ 84,527
Domestic notes payable................  $  4,700          $  4,700
Foreign loans.........................  $ 14,336          $ 14,336
Long-term debt--
  9.21% Senior Notes due 2001,
    including current maturities......  $ 45,000          $ 47,012
  7.25% Notes due 2007................  $ 98,102          $105,071


(13) SALE OF SOFTWARE BUSINESS:
In September 1998, the Company completed the sale of its POWERCOM software business. The proceeds on the sale were in the form of marketable securities, and are shown as such on the balance sheet. This sale did not result in any material gains or losses, but did result in the loss of $2 million of gross profit and the elimination of $12 million in selling expenses in fiscal 1999.

(14) SUBSEQUENT EVENT - DISPOSITION OF FOUNDRY ASSETS:
Effective August 23, 1999, the Company contributed certain assets related to its foundry operations to a third party. In exchange for this contribution, the Company received $23.6 million of cash and preferred stock with a face value of $45 million. The provisions of the preferred stock include a 15% cumulative dividend and is convertible into at least 31% of the common stock of the third party. The disposition will result in a gain.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
--------------------------------------------------------------------------------
To the Shareholders of
Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries as of June 27, 1999 and June 28, 1998, and the related consolidated statements of income, shareholders' investment and cash flows for each of the three years in the period ended June 27, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of June 27, 1999 and June 28, 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 1999, in conformity with generally accepted accounting principles.

                                        ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin,
July 29, 1999, (except with respect to Note 14, as to which the date is August 23, 1999.)

QUARTERLY FINANCIAL DATA, DIVIDEND AND MARKET INFORMATION (UNAUDITED)
--------------------------------------------------------------------------------


                    In Thousands                 Per Share of Common Stock
              ------------------------    --------------------------------------
                                                              Market Price Range
                                                                 on New York
                                   Net       Net                Stock Exchange
Quarter       Net       Gross     Income    Income  Dividends   --------------
Ended         Sales     Profit    (Loss)    (Loss)  Declared     High     Low
-------       -----     ------    ------    ------  ---------    ----     ---

FISCAL 1999
-----------
SEPTEMBER   $  223,981  $ 37,612  $  4,441  $ .19    $  .29     43-1/2  33-11/16

DECEMBER       359,943    71,471    24,637   1.05       .29     52-7/16  38-7/16

MARCH          476,259   102,831    41,813   1.79       .29     56-3/8  46-11/16

JUNE           441,543    93,441    35,210   1.51       .29    70-15/16  49-1/4
            ----------  --------  --------  -----    ------
  TOTAL     $1,501,726  $305,355  $106,101  $4.52*   $ 1.16
            ==========  ========  ========  =====    ======


Fiscal 1998
-----------
September   $  170,557  $ 26,411  $ (2,632) $(.10)   $  .28     51-3/8   47-1/8

December       308,481    50,897    10,294    .41       .28     53-3/8   47-1/4

March          469,055    94,773    35,778   1.45       .28     49       43-1/8

June           379,517    82,593    27,205   1.13       .28     46-1/4   36-7/8
            ----------  --------  --------  -----    ------
  Total     $1,327,610  $254,674  $ 70,645  $2.85*   $ 1.12
            ==========  ========  ========  =====    ======

The number of record holders of Briggs & Stratton Corporation Common Stock on August 12, 1999 was 4,598.

Net Income (Loss) per share of Common Stock represents Diluted Earnings per
Share.

* See Footnote No. 2 "Summary of Accounting Policies-Earnings per Share" to the Consolidated Financial Statements. Amounts do not total because of differing numbers of shares outstanding at the end of each quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not changed independent accountants in the last two years.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 1999 Annual Meeting of Shareholders, concerning directors of the Corporation under the caption "Election of Directors", is incorporated herein by reference. The information concerning "Executive Officers of the Registrant" as a separate item, appears in Part I of this Form 10-K. There is no information required by
Item 405 of Regulation S-K to be reported.

ITEM 11.  EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 1999 Annual Meeting of Shareholders, concerning this item, in paragraphs two and three under the caption "Election of Directors", in the final two paragraphs of the "Nominating, Compensation and Governance Committee Report on Executive Compensation" and the "Executive Compensation" section, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 1999 Annual Meeting of Shareholders, concerning this item, under captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", is incorporated herein by reference.

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

             Consolidated Balance Sheets, June 27, 1999 and June 28, 1998
             For the Years Ended June 27, 1999, June 28, 1998 and June 29, 1997:

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

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BRIGGS & STRATTON CORPORATION
                                         By    /s/ James E. Brenn
                                           ------------------------------------
                                                  James E. Brenn
         September 3       , 1999             Senior Vice President and
---------------------------                    Chief Financial Officer

            --------------------------------------------------------
                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederick P. Stratton, Jr. and John S. Shiely, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.

            --------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.*



     /s/ F.P. Stratton, Jr.                                 /s/ Peter A. Georgescu
-----------------------------------------               -----------------------------------------
F. P. Stratton, Jr.                                     Peter A. Georgescu
Chairman and Chief Executive Officer and                Director
Director (Principal Executive Officer)

     /s/ James E. Brenn                                     /s/ Robert J. O'Toole
-----------------------------------------               -----------------------------------------
James E. Brenn                                          Robert J. O'Toole
Senior Vice President and Chief Financial               Director
Officer (Principal Financial Officer)

     /s/ Todd J. Teske                                      /s/ C.B. Rogers, Jr.
-----------------------------------------               -----------------------------------------
Todd J. Teske                                           C. B. Rogers, Jr.
Controller (Principal Accounting Officer)               Director

                                                            /s/ John S. Shiely
     /s/ Michael E. Batten                              -----------------------------------------
-----------------------------------------               John S. Shiely
Michael E. Batten                                       President and Chief Operating Officer and
Director                                                Director

     /s/ Robert H. Eldridge                                 /s/ Charles I. Story
-----------------------------------------               -----------------------------------------
Robert H. Eldridge                                      Charles I. Story
Executive Vice President and                            Director
Secretary-Treasurer and Director
                                                        *Each signature affixed as of
    /s/ E. Margie Filter                                   September 3      , 1999.
-----------------------------------------                ------------------------
E. Margie Filter
Director





                         BRIGGS & STRATTON CORPORATION
                          (Commission File No. 1-1370)



                                  EXHIBIT INDEX
                        1999 ANNUAL REPORT ON FORM 10-K

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

Exhibit
Number                        Document Description
------                        --------------------
10.3*     Economic Value Added Incentive Compensation Plan, as amended and restated.
             (Filed herewith.)

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

10.6(a)*  Stock Incentive Plan.
             (Filed as Exhibit A to the Company's 1993 Annual Meeting Proxy
             Statement, which was filed as Exhibit 100A to the Company's Annual
             Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.6(b)*  Amended and Restated Stock Incentive Plan.
             (Filed as Exhibit A to the Company's 1999 Annual Meeting Proxy
             Statement and incorporated by reference herein.)

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

10.7(c)*  Amended and Restated Leveraged Stock Option Program.
             (Filed herewith.)

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

10.11*    Deferred Compensation Agreement for Fiscal 1999.
             (Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K
             for fiscal year ended June 28, 1998 and incorporated by reference herein.)

10.12*    Deferred Compensation Agreement for Fiscal 2000.
             (Filed herewith.)

10.13*    Deferred Compensation Plan for Directors.
             (Filed as Exhibit 10.12 to the Company's Report on Form 10-Q for
             the quarter ended December 31, 1995 and incorporated by reference herein.)

Exhibit
Number                         Document Description
------                         --------------------
10.14(a)*  Director's Leveraged Stock Option Plan.
             (Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K
             for fiscal year ended June 29, 1997 and incorporated by reference herein.)

10.14(b)*  Amendment to Director's Leveraged Stock Option Plan.
             (Filed herewith.)

10.15*     Officer Separation Agreement.
             (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the
             quarter ended December 27, 1998 and incorporated by reference herein.)

10.16*     Agreement with Executive Officer.
             (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the
             quarter ended December 27, 1998 and incorporated by reference herein.)

10.17*     Executive Life Insurance Plan.
             (Filed herewith.)

10.18*     Key Employees Savings and Investment Plan.
             (Filed herewith.)

10.19*     Consultant Reimbursement Arrangement.
             (Filed herewith.)

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