Form 10-Q
period 1999-09-26
BRIGGS & STRATTON CORP
filed 1999-11-09
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 1999

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  -----------

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


                                                                 Outstanding at
             Class                                              November 2, 1999
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        23,134,402 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                   Page No.
                                                                   --------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets -
               September 26, 1999 and June 27, 1999                   3

              Consolidated Condensed Statements of Income -
               Three Months ended September 26, 1999 and
               September 27, 1998                                     5

              Consolidated Condensed Statements of Cash Flow -
               Three Months ended September 26, 1999 and
               September 27, 1998                                     6

              Notes to Consolidated Condensed Financial
               Statements                                             7

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    8

     Item 3.  Quantitative and Qualitative Disclosures About
               Market Risk                                           11


PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders    11

     Item 6.  Exhibits and Reports on Form 8-K                       12

     Signatures                                                      12


                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS
                                     ------

                                                        Sept. 26        June 27
                                                          1999            1999
                                                      ----------        -------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                             $ 12,970       $ 60,806
  Accounts receivable, net                               222,478        194,096
  Inventories -
   Finished products and parts                           134,715         72,196
   Work in process                                        68,693         59,665
   Raw materials                                           6,090          5,587
                                                        --------       --------
         Total inventories                               209,498        137,448
  Future income tax benefits                              36,228         34,383
  Prepaid expenses                                        16,492         16,119
                                                        --------       --------
         Total current assets                            497,666        442,852
                                                        --------       --------

OTHER ASSETS:
  Marketable securities and other investments             43,339         19,024
  Deferred income tax assets                               1,534          2,039
  Capitalized software                                     7,156          7,516
                                                        --------       --------
         Total other assets                               52,029         28,579
                                                        --------       --------

PLANT AND EQUIPMENT:
  Cost                                                   805,301        859,848
  Less - Accumulated depreciation                        418,222        455,394
                                                        --------       --------
         Total plant and equipment, net                  387,079        404,454
                                                        --------       --------
                                                        $936,774       $875,885
                                                        ========       ========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                         Sept. 26       June 27
                                                           1999           1999
                                                        ---------       -------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                       $110,531       $117,757
  Domestic notes payable                                   43,746          4,335
  Foreign loans                                            12,225         13,824
  Current maturities of long-term debt                     15,000         15,000
  Accrued liabilities                                     116,401        119,685
  Dividends payable                                         6,937           -
  Federal and state income taxes                           27,469         11,901
                                                         --------       --------
         Total current liabilities                        332,309        282,502
                                                         --------       --------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment          15,773         15,798
  Accrued pension cost                                     15,456         17,306
  Accrued employee benefits                                13,421         13,185
  Accrued postretirement health care obligation            66,281         67,877
  Long-term debt                                          113,359        113,307
                                                         --------       --------
         Total other liabilities                          224,290        227,473
                                                         --------       --------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                    289            289
  Additional paid-in capital                               37,729         37,657
  Retained earnings                                       631,576        612,807
  Accumulated other comprehensive income                     (928)        (1,732)
  Unearned compensation on restricted stock                  (279)          (235)
  Treasury stock at cost, 5,800 and 5,476 shares,
    respectively                                         (288,212)      (282,876)
                                                         --------       --------
         Total shareholders' investment                   380,175        365,910
                                                         --------       --------
                                                         $936,774       $875,885
                                                         ========       ========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)



                                                  Three Months Ended
                                             ----------------------------
                                             Sept. 26            Sept. 27
                                               1999                1998
                                             --------            --------
NET SALES                                    $298,933            $223,981

COST OF GOODS SOLD                            243,551             186,369
                                             --------            --------

     Gross profit on sales                     55,382              37,612

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      29,640              29,248
                                             --------            --------

     Income from operations                    25,742               8,364

INTEREST EXPENSE                               (3,127)             (3,410)

GAIN ON DISPOSITION OF FOUNDRY ASSETS          16,545                 -

OTHER INCOME, net                               1,633               2,147
                                             --------             -------

     Income before provision
       for income taxes                        40,793               7,101

PROVISION FOR INCOME TAXES                     15,090               2,660
                                             --------           ---------

     Net income                              $ 25,703            $  4,441
                                             ========            ========

EARNINGS PER SHARE DATA -

     Average shares outstanding                23,132              23,635

     Basic earnings per share                  $ 1.11              $  .19
                                               ======              ======

     Diluted average shares outstanding        23,281              23,701
                                               ======              ======

     Diluted earnings per share                $ 1.10              $  .19
                                               ======              ======

CASH DIVIDENDS PER SHARE                       $  .30              $  .29
                                               ======              ======


The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                       -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  Sept. 26, 1999 Sept. 27, 1998
                                                       -------------- ---------------
  Net income                                           $    25,703    $     4,441
  Adjustments to reconcile net income to net
    cash used for operating activities -
      Depreciation and amortization                         12,398         12,394
      Equity in earnings of
           unconsolidated affiliates                        (1,245)          (886)
      (Gain) loss on disposition of plant and
           equipment                                       (16,453)           147
      Provision (credit) for deferred income taxes          (1,914)         3,174
      Change in operating assets and liabilities -
        Increase in accounts receivable                    (28,361)       (13,714)
        Increase in inventories                            (73,409)       (48,805)
        Increase in prepaid expenses                          (884)        (1,773)
        Increase (decrease) in accounts payable
          and accrued liabilities                           11,995         (8,136)
        Other, net                                          (2,850)        (1,790)
                                                       -----------    -----------
      Net cash used for operating activities               (75,020)       (54,948)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                         (21,661)       (13,609)
  Proceeds received on disposition of plant
    and equipment                                           23,389            771
  Other, net                                                  -            (1,596)
                                                       -----------    -----------
      Net cash provided from (used for) investing
           activities                                        1,728        (14,434)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on loans and notes payable                 37,812         12,960
  Dividends                                                 (6,934)        (6,853)
  Purchase of common stock for treasury                     (9,138)       (14,556)
  Proceeds from exercise of stock options                    3,814             82
                                                       -----------    -----------
      Net cash provided from (used for)
        financing activities                                25,554         (8,367)
                                                       -----------    -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                         (98)           330
                                                       -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (47,836)       (77,419)

CASH AND CASH EQUIVALENTS, beginning                        60,806         84,527
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, ending                      $    12,970    $     7,108
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $     4,963    $     5,214
                                                       ===========    ===========
  Income taxes paid                                    $     1,389    $     1,176
                                                       ===========    ===========

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

         Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

         The caption entitled Marketable Securities and Other Investments represents equity securities of other entities that are held by the Company. Marketable Securities are classified as available-for-sale and are reported at fair market value with any changes in fair market value reported in Other Comprehensive Income. Other Investments represent investments in joint ventures and affiliates and are accounted for using the equity method of accounting.

         Financial Accounting Standard (FAS) No. 130, Reporting Comprehensive Income, requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Total comprehensive income is as follows (in thousands):

                                                              Three Months Ended September
                                                              ----------------------------

                                                              1999                    1998
                                                              ----                    ----
            Net income                                     $25,703                  $4,441
            Unrealized gain on marketable securities           896                     -
            Foreign currency translation adjustments           (92)                    526
                                                            ------                  ------
            Total comprehensive income                     $26,507                  $4,967
                                                           =======                  ======

         The components of Accumulated Other Comprehensive Income is as follows (in thousands):

                                                           Sept. 26                 June 27
                                                             1999                    1999
                                                             ----                    ----
            Cumulative translation adjustments            $(2,401)                $(2,309)
            Unrealized gain on marketable securities        1,473                     577
                                                          -------                 -------
            Accumulated other comprehensive income        $  (928)                $(1,732)
                                                          =======                 =======

         At the end of August 1999, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc. in exchange for $23.6 million in cash and $45 million aggregate par value convertible preferred stock which was recorded at its estimated fair value of $21.6 million. The transaction resulted in a $16.5 million gain, and is shown as such on the income statement. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of the common stock of Metal Technologies Holding Company, Inc. Metal Technologies Holding Company, Inc. becomes the primary supplier to Briggs & Stratton Corporation of ductile iron castings for crankshafts and cam gears.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the Company's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:


                              RESULTS OF OPERATIONS

SALES

         Net sales for the three months ended September 1999 totaled $299 million, an increase of $75 million or 33% when compared to the same period of the preceding year. The reason for this change was a 36% increase in engine unit shipments. This was the result of both domestic and international lawn and garden equipment manufacturers taking delivery earlier this year than last year.


GROSS PROFIT MARGIN

         The gross profit rate increased to 19% in the current year from 17% in the preceding year. This 2% increase was primarily from a $9 million benefit caused by greater production during the quarter, offset by a mix shift to lower margin engines of $2 million.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Engineering, selling and general and administrative expenses increased $2.5 million from higher profit sharing expenses due to improved results, offset by a $2 million decrease in costs related to the Company's POWERCOM software business that was sold in the first quarter of the preceding year.


INTEREST EXPENSE

         Interest expense decreased $.3 million. The repayment of $15 million of higher interest rate debt at the end of fiscal year 1999 caused this change.


GAIN ON DISPOSITION OF FOUNDRY ASSETS

         At the end of August 1999, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc. in exchange for $23.6 million in cash and $45 million aggregate par value convertible preferred stock which was recorded at its estimated fair value of $21.6 million. The transaction resulted in a $16.5 million gain, and is shown as such on the income statement. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of the common stock of Metal Technologies Holding Company, Inc. Metal Technologies Holding Company, Inc. becomes the primary supplier to Briggs & Stratton Corporation of ductile iron castings for crankshafts and cam gears.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


PROVISION FOR INCOME TAXES

         The effective tax rate used in the current fiscal quarter was 37.0%. This is management's estimate of what the rate will be for the entire 2000 fiscal year. Last year's rate was 37.5% for the entire 1999 fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flow used in operating activities was $75 million in fiscal 2000 and $55 million in fiscal 1999. The primary use of cash was increases in accounts receivable and inventories. Accounts receivable increased $28 million and $14 million, respectively, caused by increased sales volume in first quarter of the fiscal years. Inventory increased by $73 million in fiscal 2000 compared to $49 million in fiscal 1999. The higher increase in fiscal 2000 is attributed to increased production levels in this fiscal year.

         These uses of cash were offset by net income excluding depreciation, amortization, and gain on disposition of assets of $22 million and $17 million in the respective years. In addition, an increase in accounts payable and accrued liabilities provided $20 million between years, reflecting a $17 million change in federal and state income taxes payable resulting from the higher level of earnings.

         In fiscal 2000, $2 million of cash was provided from investing activities versus a $14 million use of cash in fiscal 1999. The $16 million increase is attributed to $23 million in cash received on the disposition of the Company's foundry assets offset by an $8 million increase of capital expenditures related to capacity increases and new products.

         Net cash provided from financing activities amounted to $26 million in fiscal 2000, a $34 million change between fiscal years. This change resulted from $25 million in additional borrowings, a reduction of $5 million in purchases of common stock for the Company's stock repurchase program, and $4 million in additional proceeds from stock options exercised in fiscal 2000.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         In January 1999, the Board of Directors approved a repurchase of up to
1.3 million shares of the Company's common stock in open market or private transactions. As of the end of September 1999, stock repurchases totaling .9 million shares were made in open market transactions. This repurchase authorization is intended to minimize dilution from shares issued for employee benefit plans. Future purchases will be funded from available cash.

         Management expects cash flows for capital expenditures to total $80 million in fiscal 2000 and to be funded from available cash. These anticipated expenditures include a significant amount for capacity increases, as well as continuing reinvestment in equipment and new products.

         The Company currently intends to increase future cash dividends per share at a rate approximating the inflation rate, subject to the discretion of its Board of Directors and requirements of applicable law.


                                     OUTLOOK

         Overall, the Company expects that engine unit sales will reflect a modest increase in fiscal 2000 compared to fiscal 1999. As discussed earlier, the Company experienced a significant increase in engine unit shipments in the first quarter of fiscal 2000. It appears this represents a shift in original equipment manufacturers' timing of purchases from later in the year to earlier in the year. The Company expects the shift to continue in the second quarter of fiscal 2000. The Company's recently completed retail inventory survey indicates that year over year, end of season retail inventories have not increased significantly. The Company continues to believe that the fiscal year will be a good one if weather conditions are normal.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                  OTHER MATTERS

YEAR 2000

         The Company is addressing the final tasks related to its overall comprehensive Year 2000 Readiness Program implemented to address year 2000 issues. This program was based on the Automotive Industry Action Group's model system consisting of five steps: Awareness; Inventory and Assessment; Remediation; Testing; and Readiness Certification. Progress has been reported to the Company's Board of Directors regularly.

         The Company completed implementation of its new company-wide information system in January of 1999. All business transactions are being processed on the new system, which addresses all significant information technology year 2000 computer issues. The Company established an on-site stand alone system for complete testing of the new company-wide information system. Testing was completed in October; the results were satisfactory. This stand alone system will continue to be made available for testing of unique and/or specialized software programs if needed. The Company has made arrangements for a business recovery program at an off-site location. Other internal year 2000 issues not directly related to the previously described project have been addressed.

         Project expenditures to date total $33 million. The Company expects any additional incremental costs to be immaterial.

         The Company completed the assessment phase of its non-information technology systems during the first quarter of the 1999 calendar year. An outside consultant was retained to audit these systems and to recommend remedial actions for any non-compliant systems. All remedial activities have been completed without material incremental costs. Based on the assessment, audit and remedial actions, the Company will not develop an extensive contingency plan for non-information systems.

         Random testing of both information and non-information systems has been conducted and will continue to be conducted until the end of the calendar year in order to ensure year 2000 readiness.

         The Company's largest customers have certified that they will be year 2000 compliant before the end of calendar year 1999 as to their relationships with the Company. The Company's vendors and financial institutions have also been surveyed for year 2000 readiness. The Company followed up with suppliers who had not yet responded to the Company's survey and contacted companies who did respond to the survey but received a low readiness ranking from the Company. Audits of suppliers are being conducted to verify their readiness. At this time, the Company believes that virtually all of their mission critical suppliers are year 2000 compliant. Contingency plans have been developed to ensure that each manufacturing facility will have materials on hand to operate for three to five days without deliveries. The Company will not be open for operations from December 31, 1999 to January 3, 2000. All major financial institutions with whom the Company regularly conducts business have provided the Company with year 2000 preparedness statements.

         The Company will utilize its December 31, 1999 to January 3, 2000 shutdown period to back up its systems, re-start those systems, resolve any open issues and cycle representative plant equipment prior to the start of the 2000 calendar year manufacturing activities.

         The Company's foreign exposure is not substantial. The Company's foreign subsidiaries and distribution facilities have been internally audited to confirm that they are prepared for year 2000. The Company does not plan to develop a separate contingency plan for its foreign subsidiaries.

         The last payroll for calendar year 1999 will be issued on December 29, 1999 and all arrangements for the January 3, 2000 dividend payment will be made prior to December 31, 1999.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since the September 7, 1999 filing of the Company's Annual Report on Form 10-K.


                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on October 20, 1999, director nominees named below were elected to a three-year term expiring in 2002, by the indicated votes cast for and withheld with respect to each nominee.

         Name of Nominee                 For                  Withheld
         ---------------                 ---                  --------
         Jay H. Baker               20,707,705                 442,535
         Michael E. Batten          20,694,781                 455,459
         Peter A. Georgescu         20,695,423                 454,817

         Directors whose terms of office continue past the Annual Meeting of Shareholders are: Eunice M. Filter; Robert J. O'Toole; Clarence B. Rogers, Jr.; John S. Shiely; Charles I. Story and Frederick P. Stratton, Jr.

         At the Annual Meeting, shareholders voted to approve an amended and restated Briggs & Stratton Corporation Stock Incentive Plan to reserve an additional 2,000,000 shares for use under the Plan. Out of a total of 19,549,995 votes represented on the proposal, votes were cast as follows: 16,198,873 - For; 3,013,478 - Against and 337,644 - Abstain. There were 1,600,245 broker non-votes.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number        Description
         -------       -----------

         10.0(a)       Amended and Restated Stock Incentive Plan. (Filed as
                       Exhibit A to the Company's 1999 Annual Meeting Proxy
                       Statement and incorporated by reference herein.)

         10.0(b)       Amendment to Amended and Restated Stock Incentive Plan*

         10.1          Release and Settlement Agreement*

         11            Computation of Earnings Per Share of Common Stock*

         12            Computation of Ratio of Earnings to Fixed Charges*

         27            Financial Data Schedule, September 26, 1999*

         *Filed herewith

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the first quarter ended September 26, 1999.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 BRIGGS & STRATTON CORPORATION
                                 -----------------------------
                                          (Registrant)


                              /s/ J. E. Brenn
Date:  November 8, 1999       --------------------------------------
                              J. E. Brenn
                              Senior Vice President, Chief Financial
                              Officer & Treasurer


                              /s/ T. J. Teske
Date:  November 8, 1999       --------------------------------------
                              T. J. Teske
                              Controller

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX


         Exhibit
          Number         Description
         -------         -----------

          10.0(a)        Amended and Restated Stock Incentive Plan. (Filed as
                         Exhibit A to the Company's 1999 Annual Meeting Proxy
                         Statement and incorporated by reference herein.)

          10.0(b)        Amendment to Amended and Restated Stock Incentive Plan
                         (Filed herewith)

          10.1           Release and Settlement Agreement
                         (Filed herewith)

          11             Computation of Earnings Per Share of Common Stock
                         (Filed herewith)

          12             Computation of Ratio of Earnings to Fixed Charges
                         (Filed herewith)

          27             Financial Data Schedule
                         (Filed herewith)


