Form 10-Q
period 1999-12-26
BRIGGS & STRATTON CORP
filed 2000-02-08
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to _______________


Commission file number 1-1370
                       ------

                          BRIGGS & STRATTON CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Wisconsin                                       39-0182330
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

         Yes   X     No
            -------    -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                         Outstanding at
                Class                                   January 28, 2000
-------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share               22,981,270 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX




                                                                         Page No.
                                                                         --------

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Consolidated Condensed Balance Sheets -
              December 26, 1999 and June 27, 1999                          3

             Consolidated Condensed Statements of Income -
              Three Months and Six Months ended
              December 26, 1999 and December 27, 1998                      5

             Consolidated Condensed Statements of Cash Flow -
              Six Months ended December 26, 1999 and
              December 27, 1998                                            6

             Notes to Consolidated Condensed Financial
              Statements                                                   7

    Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8

    Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk                                                 11


PART II - OTHER INFORMATION

    Item 4.  Submission of Matters to a Vote of Security Holders          11

    Item 6.  Exhibits and Reports on Form 8-K                             11

    Signatures                                                            12

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                     ASSETS

                                                      December 26,        June 27,
                                                          1999              1999
                                                      ------------        --------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $    10,282       $    60,806
  Accounts receivable, net                                395,033           194,096
  Inventories -
   Finished products and parts                            177,240            72,196
   Work in process                                         71,455            59,665
   Raw materials                                            5,473             5,587
                                                      -----------       -----------
         Total inventories                                254,168           137,448
  Future income tax benefits                               37,951            34,383
  Prepaid expenses                                         18,964            16,119
                                                      -----------       -----------
         Total current assets                             716,398           442,852
                                                      -----------       -----------

OTHER ASSETS:
  Marketable securities and other investments              44,528            19,024
  Deferred income tax assets                                  647             2,039
  Capitalized software                                      6,873             7,516
                                                      -----------       -----------
         Total other assets                                52,048            28,579
                                                      -----------       -----------

PLANT AND EQUIPMENT:
  Cost                                                    812,392           859,848
  Less accumulated depreciation                           420,527           455,394
                                                      -----------       -----------
         Total plant and equipment, net                   391,865           404,454
                                                      -----------       -----------
                                                      $ 1,160,311       $   875,885
                                                      ===========       ===========




The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                       December 26,         June 27,
                                                           1999              1999
                                                       ------------        ---------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $   109,108       $   117,757
  Domestic notes payable                                   229,967             4,335
  Foreign loans                                             17,445            13,824
  Current maturities of long-term debt                      15,000            15,000
  Accrued liabilities                                      131,467           119,685
  Dividends payable                                          6,926              -
  Federal and state income taxes                            21,610            11,901
                                                       -----------       -----------
         Total current liabilities                         531,523           282,502
                                                       -----------       -----------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment           15,742            15,798
  Accrued pension cost                                      11,620            17,306
  Accrued employee benefits                                 13,653            13,185
  Accrued postretirement health care obligation             67,286            67,877
  Long-term debt                                           113,410           113,307
                                                       -----------       -----------
         Total other liabilities                           221,711           227,473
                                                       -----------       -----------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                     289               289
  Additional paid-in capital                                36,946            37,657
  Retained earnings                                        665,797           612,807
  Accumulated other comprehensive income                    (1,211)           (1,732)
  Unearned compensation on restricted stock                   (261)             (235)
  Treasury stock at cost, 5,910 and 5,476 shares,
    respectively                                          (294,483)         (282,876)
                                                       -----------       -----------
         Total shareholders' investment                    407,077           365,910
                                                       -----------       -----------
                                                       $ 1,160,311       $   875,885
                                                       ===========       ===========







The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)



                                             Three Months Ended       Six Months Ended
                                             ------------------       ----------------
                                            Dec. 26     Dec. 27      Dec. 26    Dec. 27
                                              1999        1998         1999       1998
                                            -------     -------      -------    -------
NET SALES                                  $ 422,238   $ 359,943    $ 721,171  $ 583,924
COST OF GOODS SOLD                           322,515     288,472      566,066    474,841
                                           ---------   ---------    ---------  ---------
     Gross profit on sales                    99,723      71,471      155,105    109,083

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     33,196      29,107       62,836     58,355
                                           ---------   ---------    ---------  ---------
     Income from operations                   66,527      42,364       92,269     50,728
INTEREST EXPENSE                              (5,208)     (4,748)      (8,335)    (8,158)
GAIN ON DISPOSITION OF FOUNDRY ASSETS              -           -       16,545          -
OTHER INCOME, net                              3,985       1,801        5,618      3,948
                                           ---------   ---------    ---------  ---------
     Income before provision
       for income taxes                       65,304      39,417      106,097     46,518

PROVISION FOR INCOME TAXES                    24,160      14,780       39,250     17,440
                                           ---------   ---------    ---------  ---------
     Net income                            $  41,144   $  24,637    $  66,847  $  29,078
                                           =========   =========    =========  =========

EARNINGS PER SHARE DATA -

     Average shares outstanding               23,092      23,308       23,120     23,467
                                              ======      ======       ======     ======
     Basic earnings per share                 $ 1.78      $ 1.06       $ 2.89     $ 1.24
                                              ======      ======       ======     ======
     Diluted average shares outstanding       23,190      23,481       23,254     23,588
                                              ======      ======       ======     ======
     Diluted earnings per share               $ 1.77      $ 1.05       $ 2.87     $ 1.23
                                              ======      ======       ======     ======
CASH DIVIDENDS PER SHARE                      $  .30      $  .29       $  .60     $  .58
                                              ======      ======       ======     ======







The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  Dec. 26, 1999  Dec. 27, 1998
                                                       -------------  -------------
  Net income                                           $    66,847    $    29,078
  Adjustments to reconcile net income to net
    cash used for operating activities -
      Depreciation and amortization                         25,052         23,825
      Equity in earnings of
        unconsolidated affiliates                           (4,655)        (1,687)
      (Gain) loss on disposition of plant and
        equipment                                          (16,236)           195
      Provision (credit) for deferred income taxes          (2,913)         2,450
      Change in operating assets and liabilities -
        Increase in accounts receivable                   (200,916)      (166,692)
        Increase in inventories                           (118,079)       (64,625)
        Increase in prepaid expenses                        (3,356)        (1,174)
        Increase in accounts payable
          and accrued liabilities                           19,768         30,557
      Other, net                                            (5,131)        (4,262)
                                                       -----------    -----------
      Net cash used in operating activities               (239,619)      (152,335)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                         (39,440)       (29,881)
  Proceeds received on disposition of plant
    and equipment                                           23,509          1,382
  Other, net                                                 2,641           (391)
                                                       -----------    -----------
      Net cash used in investing activities                (13,290)       (28,890)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on loans and notes payable                229,253        138,714
  Dividends                                                (13,857)       (13,618)
  Purchase of common stock for treasury                    (17,661)       (35,614)
  Proceeds from exercise of stock options                    5,248          8,897
                                                       -----------    -----------
      Net cash provided by financing activities            202,983         98,379
                                                       -----------    -----------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                        (598)           562
                                                       -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (50,524)       (82,284)

CASH AND CASH EQUIVALENTS, beginning                        60,806         84,527
                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, ending                      $    10,282    $     2,243
                                                       ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $     6,872    $     7,559
                                                       ===========    ===========
  Income taxes paid                                    $    32,400    $     2,937
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

     The caption entitled Marketable Securities and Other Investments represents equity securities of other entities that are held by the Company. Marketable Securities are classified as available-for-sale and are reported at fair market value with any changes in fair market value reported in Accumulated Other Comprehensive Income. Other Investments represent investments in joint ventures and affiliates and are accounted for using the equity method of accounting.

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


                                                                    Three Months Ended               Six Months Ended
                                                                  ------------------------       ------------------------
                                                                  Dec. 26          Dec. 27       Dec. 26          Dec. 27
                                                                    1999            1998           1999             1998
                                                                  -------          -------       -------          -------
      Net income                                                 $ 41,144        $ 24,637       $ 66,847          $ 29,078
      Unrealized gain (loss) on marketable securities                 257             (64)         1,153               (64)
      Foreign currency translation adjustments                       (540)            243           (632)              769
                                                                 --------        --------       --------          --------
      Total comprehensive income                                 $ 40,861        $ 24,816       $ 67,368          $ 29,783
                                                                 ========        ========       ========          ========

     The components of Accumulated Other Comprehensive Income are as follows (in thousands):

                                                                Dec. 26                June 27
                                                                  1999                  1999
                                                                -------                -------
     Cumulative translation adjustments                        $  (2,941)             $ (2,309)
     Unrealized gain on marketable securities                      1,730                   577
                                                               ---------              --------
     Accumulated other comprehensive income                    $  (1,211)             $ (1,732)
                                                               =========              ========

     At the end of August 1999, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc. ("MTHC") in exchange for $23.6 million in cash and $45.0 million aggregate par value convertible preferred stock which was recorded at its estimated fair value of $21.6 million. The transaction resulted in a $16.5 million gain, and is shown as such on the income statement. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of the common stock of MTHC. MTHC became the primary supplier to Briggs & Stratton Corporation of ductile iron castings for crankshafts and cam gears.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is management's discussion and analysis of the Company's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:


                              RESULTS OF OPERATIONS

SALES

     Net sales for the second fiscal quarter totaled $422 million, an increase of $62 million or 17% compared to the same period of the preceding year. This increase resulted from the following factors: a favorable mix change in engines sold of $48 million, a $23 million increase in sales dollars due to a 6% increase in engine unit shipments, and $6 million from increased prices. The $23 million increase from engine unit sales is offset by a $15 million decrease of casting sales resulting from the disposition of the foundry assets in the first quarter of fiscal 2000.

     Net sales for the six months ended December 1999 totaled $721 million, an increase of $137 million or 24% compared to the first six months of the prior year. This increase resulted from the following factors: an $88 million increase in sales dollars resulting from a 17% increase in engine unit shipments, a favorable mix change to higher-priced units of $59 million, and $6 million from increased prices. These increases were offset by a $16 million decrease in casting sales for reasons discussed above.

GROSS PROFIT MARGIN

     The gross profit rate increased to 24% in the current quarter from 20% in the preceding year's second quarter. This resulted in additional gross profit totaling $16 million. Significant reasons for this improvement were $12 million attributed to the benefit of higher production, and $6 million of price increases.

     The gross profit rate for the six-month period increased to 22% in the current year from 19% in the preceding year. This resulted in additional gross profit totaling $20 million. This increase resulted primarily from the same factors discussed above for the quarter. An increase in engine units produced attributed a favorable $20 million, and $6 million of price increases. Offsetting these improvements was a $2 million mix shift to the lower margin engines.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     This category increased $4 million or 14% between the second fiscal quarters of 2000 and 1999. This resulted primarily from a $2 million increase in engineering costs related to development and testing of new products and a $1 million increase in profit sharing expense due to improved results.

     The $4 million or 8% increase for the comparative six-month periods was due primarily to the same factors discussed above for the quarter. Engineering costs and profit sharing expenses both increased $3 million. These increases were offset by a $2 million decrease in costs related to the Company's POWERCOM software business that was sold in the first quarter of the preceding year.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


INTEREST EXPENSE

     Interest expense increased 10% or $.5 million in the three-month comparison and increased 2% or $.2 million in the six-month comparison. These increases were the result of the Company's higher level of short-term borrowings in the latter part of the second quarter of fiscal 2000 to fund working capital needs.

GAIN ON DISPOSITION OF FOUNDRY ASSETS

     At the end of August 1999, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc. ("MTHC") in exchange for $23.6 million in cash and $45.0 million aggregate par value convertible preferred stock which was recorded at its estimated fair value of $21.6 million. The transaction resulted in a $16.5 million gain, and is shown as such on the income statement. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of the common stock of MTHC. MTHC became the primary supplier to Briggs & Stratton Corporation of ductile iron castings for crankshafts and cam gears.

PROVISION FOR INCOME TAXES

     The effective tax rate used in both the three-month and six-month periods for the current year was 37.0%. This is management's estimate of what the rate will be for the entire 2000 fiscal year. Last year's rate was 37.5% in both periods.

EARNINGS PER SHARE

     The six-month diluted earnings per share calculation included herein reflects an immaterial change from the diluted earnings per share presented in the Company's press release of second quarter financial results. The change resulted from a correction in diluted shares outstanding.

                         LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the six-month periods of fiscal 2000 and fiscal 1999 were $240 million and $152 million, respectively. The significant increase was due to the following:

     The fiscal 2000 cash flow from operating activities reflects improved net income, excluding depreciation and gain on disposition of plant and equipment, of $23 million. Offsetting this improvement is an increased requirement for working capital of $110 million, caused primarily by three factors. First is a $53 million increase in inventories in anticipation of third quarter in-season demand for engine units. Second is a $34 million increase in accounts receivable attributed to the increased sales volume when compared to the previous year. Last are decreased accounts payable and accrued liabilities of $11 million. Accounts payable and federal and state income taxes payable both decreased between the comparable six months, $12 million and $3 million respectively, caused by timing of payments. Accrued liabilities increased $4 million attributed to an increase in the warranty reserve due to higher sales volume.

     Net cash used in investing activities totaled $13 million and $29 million, respectively. The $16 million decrease is attributed primarily to $23 million of cash received from the foundry transaction, offset by a $9 million increase in capital expenditures related to capacity increases and new products.

     Net cash provided by financing activities amounted to $203 million and $98 million in fiscal 2000 and 1999, respectively. These financing activities reflect higher levels of short-term borrowings in the latter part of the second quarter of fiscal 2000 to fund working capital requirements, causing a $91 million increase in debt between the periods. Also, the Company did not repurchase as many shares of its common stock in the open market during fiscal 2000.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

     In January 1999, the Board of Directors approved a repurchase of up to 1.3 million shares of the Company's common stock in open market or private transactions. As of the end of December 1999, stock repurchases totaling 1.0 million shares were made in open market transactions. This repurchase authorization is intended to minimize dilution from shares issued for employee benefit plans. Future purchases will be funded from available cash.

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

                                     OUTLOOK

     Overall, the Company expects that engine unit sales will increase by approximately 3% to 5% in fiscal 2000 compared to fiscal 1999. As discussed earlier, the Company experienced a significant increase in engine unit shipments in the first six months of fiscal 2000. It appears this represents a shift in original equipment manufacturers' timing of purchases from later in the year to earlier in the year. Lawn and garden equipment manufacturers are building product, particularly lawn tractors, earlier this year, hoping to avoid the engine shortages that developed in the peak selling season last year and the year before.

     The Company believes that demand from the lawn and garden segment will remain strong through the third fiscal quarter but weaken in the fourth fiscal quarter. Most of the market's requirements will have been built by the end of the third fiscal quarter. The Company expects a modest improvement in third quarter earnings and lower sales and earnings in the fourth quarter. Higher sales and earnings are expected for the full fiscal year.

                                  OTHER MATTERS

YEAR 2000

     The Company has not experienced any significant year 2000 issues to date. The Company continues to monitor its Year 2000 Program for unexpected issues that could possibly still develop. The year 2000 problem has many aspects and potential consequences, some of which are not reasonably foreseeable, and there can be no assurance that unforeseen consequences will not arise.

     The Company has spent to date $33 million on its enterprise-wide information system. The Company does not expect any additional incremental costs related to year 2000 matters.

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


                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information required by this item was previously reported in the Company's Form 10-Q for the first quarter ended September 26, 1999.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

         Exhibit
         Number            Description
         ------            -----------
         10.0              Amended and Restated Deferred Compensation Plan for Directors*

         11                Computation of Earnings Per Share of Common Stock*

         12                Computation of Ratio of Earnings to Fixed Charges*

         27                Financial Data Schedule, December 26, 1999*

[FN]
     *    Filed herewith

(b)  Reports on Form 8-K.

     There were no reports on Form 8-K for the second quarter ended December 26, 1999.

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


                              BRIGGS & STRATTON CORPORATION
                              -----------------------------
                                       (Registrant)



Date:  February 4, 2000       /s/ James E. Brenn
                              -------------------------------------------------
                              James E. Brenn
                              Senior Vice President and Chief Financial Officer



Date:  February 4, 2000       /s/ Todd J. Teske
                              -------------------------------------------------
                              Todd J. Teske
                              Controller

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX




 Exhibit
 Number            Description
 ------            -----------
 10.0              Amended and Restated Deferred Compensation Plan for Directors
                   (Filed herewith)

 11                Computation of Earnings Per Share of Common Stock
                   (Filed herewith)

 12                Computation of Ratio of Earnings to Fixed Charges
                   (Filed herewith)

 27                Financial Data Schedule
                   (Filed herewith)