Form 10-Q
period 2000-03-26
BRIGGS & STRATTON CORP
filed 2000-05-09
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2000

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





                                                               Outstanding at
Class                                                           May 1, 2000
-------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                      22,301,079 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX





                                                                                               Page No.
                                                                                               --------

          PART I - FINANCIAL INFORMATION

               Item 1.  Financial Statements:

                        Consolidated Condensed Balance Sheets -
                          March 26, 2000 and June 27, 1999                                         3

                        Consolidated Condensed Statements of Income -
                          Three Months and Nine Months ended
                          March 26, 2000 and March 28, 1999                                        5

                        Consolidated Condensed Statements of Cash Flow -
                          Nine Months ended March 26, 2000 and
                          March 28, 1999                                                           6

                          Notes to Consolidated Condensed Financial
                           Statements                                                              7

               Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                      8

               Item 3.  Quantitative and Qualitative Disclosures About
                          Market Risk                                                             11


          PART II - OTHER INFORMATION

               Item 6.  Exhibits and Reports on Form 8-K                                          11

               Signatures                                                                         12


                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)




                                     ASSETS
                                     ------

                                                        March 26,         June 27,
                                                          2000              1999
                                                      -----------       -----------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $    13,805       $    60,806
  Accounts receivable, net                                433,866           194,096
  Inventories -
   Finished products and parts                            164,841            72,196
   Work in process                                         69,683            59,665
   Raw materials                                            5,417             5,587
                                                      -----------       -----------
         Total inventories                                239,941           137,448
  Future income tax benefits                               41,289            34,383
  Prepaid expenses                                         17,536            16,119
                                                      -----------       -----------
         Total current assets                             746,437           442,852
                                                      -----------       -----------

OTHER ASSETS:
  Marketable securities and other investments              48,207            19,024
  Deferred income tax assets                                    -             2,039
  Capitalized software                                      6,820             7,516
                                                      -----------       -----------
         Total other assets                                55,027            28,579
                                                      -----------       -----------

PLANT AND EQUIPMENT:
  Cost                                                    825,014           859,848
  Less accumulated depreciation                           432,198           455,394
                                                      -----------       -----------
         Total plant and equipment, net                   392,816           404,454
                                                      -----------       -----------
                                                      $ 1,194,280       $   875,885
                                                      ===========       ===========










The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT
                     --------------------------------------

                                                         March 26,          June 27,
                                                           2000              1999
                                                       -----------       -----------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $   134,957       $   117,757
  Domestic notes payable                                   216,469             4,335
  Foreign loans                                             18,647            13,824
  Current maturities of long-term debt                      15,000            15,000
  Accrued liabilities                                      143,287           119,685
  Dividends payable                                          6,829                 -
  Federal and state income taxes                            21,429            11,901
                                                       -----------       -----------
         Total current liabilities                         556,618           282,502
                                                       -----------       -----------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment           15,711            15,798
  Deferred income tax liability                              2,565                 -
  Accrued pension cost                                       8,640            17,306
  Accrued employee benefits                                 13,892            13,185
  Accrued postretirement health care obligation             65,706            67,877
  Long-term debt                                           113,461           113,307
                                                       -----------       -----------
         Total other liabilities                           219,975           227,473
                                                       -----------       -----------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                     289               289
  Additional paid-in capital                                36,478            37,657
  Retained earnings                                        701,027           612,807
  Accumulated other comprehensive loss                        (633)           (1,732)
  Unearned compensation on restricted stock                   (244)             (235)
  Treasury stock at cost, 6,540 and 5,727 shares,
    respectively                                          (319,230)         (282,876)
                                                       -----------       -----------
         Total shareholders' investment                    417,687           365,910
                                                       -----------       -----------
                                                       $ 1,194,280       $   875,885
                                                       ===========       ===========








The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)




                                            Three Months Ended       Nine Months Ended
                                           ---------------------   ---------------------
                                            Mar. 26     Mar. 28      Mar. 26    Mar. 28
                                              2000        1999         2000       1999
                                           ---------   ---------    ---------  ---------

NET SALES                                  $ 468,678   $ 476,259   $1,189,849  $1,060,183

COST OF GOODS SOLD                           366,838     373,428      932,904     848,269
                                           ---------   ---------   ----------  ----------

     Gross profit on sales                   101,840     102,831      256,945     211,914

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     33,285      32,140       96,121      90,495
                                           ---------   ---------   ----------  ----------

     Income from operations                   68,555      70,691      160,824     121,419

INTEREST EXPENSE                              (6,816)     (5,025)     (15,151)    (13,183)

GAIN ON DISPOSITION OF FOUNDRY ASSETS             -        -           16,545           -

OTHER INCOME, net                              5,027       1,250       10,645       5,198
                                           ---------   ---------   ----------  ----------

     Income before provision
       for income taxes                       66,766      66,916      172,863     113,434

PROVISION FOR INCOME TAXES                    24,710      25,103       63,960      42,543
                                           ---------   ---------   ----------  ----------

     Net income                            $  42,056   $  41,813   $  108,903  $   70,891
                                           =========   =========   ==========  ==========

EARNINGS PER SHARE DATA -

     Average shares outstanding               22,842      23,271       23,021      23,399
                                              ======      ======       ======      ======

     Basic earnings per share                 $ 1.84      $ 1.80       $ 4.73      $ 3.03
                                              ======      ======       ======      ======

     Diluted average shares outstanding       22,866      23,357       23,104      23,480
                                              ======      ======       ======      ======

     Diluted earnings per share               $ 1.84      $ 1.79       $ 4.71      $ 3.02
                                              ======      ======       ======      ======

CASH DIVIDENDS PER SHARE                      $  .30      $  .29       $  .90      $  .87
                                              ======      ======       ======      ======







The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)



                                                              Nine Months Ended
                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  Mar. 26, 2000  Mar. 28, 1999
                                                       -------------  -------------
  Net income                                           $   108,903    $    70,891
  Adjustments to reconcile net income to net
    cash used in operating activities -
      Depreciation and amortization                         38,158         35,899
      Equity in earnings of
           unconsolidated affiliates                        (8,209)        (4,549)
      (Gain) loss on disposition of plant and
           equipment                                       (16,271)           391
      Credit for deferred income taxes                      (4,062)          (278)
      Change in operating assets and liabilities -
        Increase in accounts receivable                   (239,750)      (207,600)
        Increase in inventories                           (103,852)       (20,048)
        Increase in prepaid expenses                        (1,928)        (3,503)
        Increase in accounts payable
          and accrued liabilities                           57,160         87,009
      Other, net                                            (9,400)        (7,087)
                                                       -----------    -----------
      Net cash used in operating activities               (179,251)       (48,875)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                         (53,861)       (43,903)
  Proceeds received on disposition of plant
    and equipment                                           23,882          1,521
  Other, net                                                 5,141          1,205
                                                       -----------    -----------
      Net cash used in investing activities                (24,838)       (41,177)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on loans and notes payable                216,957         81,417
  Dividends                                                (20,683)       (20,380)
  Purchase of common stock for treasury                    (43,188)       (58,006)
  Proceeds from exercise of stock options                    5,561         28,682
                                                       -----------    -----------
      Net cash provided by financing activities            158,647         31,713
                                                       -----------    -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                      (1,559)           (22)
                                                       -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (47,001)       (58,361)

CASH AND CASH EQUIVALENTS, beginning                        60,806         84,527
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, ending                      $    13,805    $    26,166
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $    16,217    $    14,751
                                                       ===========    ===========
  Income taxes paid                                    $    58,657    $    23,678
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

         The caption entitled Marketable Securities and Other Investments represents equity securities of other entities that are held by the Company. Marketable Securities are classified as available-for-sale and are reported at fair market value with any changes in fair market value reported in Accumulated Other Comprehensive Loss. Other Investments represent investments in joint ventures and affiliates and are accounted for using the equity method of accounting.

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

                                                               Three Months Ended          Nine Months Ended
                                                             -----------------------       ---------------------
                                                              Mar. 26       Mar. 28         Mar. 26    Mar. 28
                                                                2000         1999            2000       1999
                                                             ---------      --------       --------  -----------

      Net income                                             $ 42,056       $ 41,813       $108,903  $ 70,891
      Unrealized gain on marketable securities                  1,602            256          2,755       192
      Foreign currency translation adjustments                 (1,024)          (657)        (1,656)      112
                                                             --------       --------       --------  --------
      Total comprehensive income                             $ 42,634       $ 41,412       $110,002  $ 71,195
                                                             ========       ========       ========  ========

      The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                                                  Mar. 26          June 27
                                                                   2000             1999
                                                                   ----             ----

      Unrealized gain on marketable securities                $   3,332         $    577
      Cumulative translation adjustments                         (3,965)          (2,309)
                                                              ---------        ---------
      Accumulated other comprehensive loss                    $    (633)        $ (1,732)
                                                              =========        =========


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

                              RESULTS OF OPERATIONS

SALES

         Net sales for the third fiscal quarter totaled $469 million, a decrease of $8 million or 2% compared to the same period of the preceding year. The primary factors were a $16 million decrease of casting sales resulting from the disposition of the Company's ductile iron foundries in the first quarter of fiscal 2000 and $3 million from an unfavorable mix of engines sold. Offsetting these factors were an $8 million increase in sales dollars due primarily to a 4% increase in engine unit shipments and $5 million from increased prices.

         Net sales for the nine months ended March 2000 totaled $1,190 million, an increase of $130 million or 12% compared to the first nine months of the prior year. This increase resulted from the following factors: a $98 million increase in sales dollars resulting primarily from an 11% increase in engine unit shipments, a favorable mix change to higher-priced units of $53 million, and $10 million from increased prices. Offsetting these factors was a $32 million decrease in casting sales for the reason discussed above.

GROSS PROFIT MARGIN

         The gross profit rate remained constant at 22% between the comparable quarters. Favorable factors to the gross profit were $5 million of price increases, lower expenses of $6 million, and $3 million attributed to the benefit of higher production in the third fiscal quarter of 2000. Offsetting these improvements were $10 million of higher costs for purchased items attributable to higher aluminum costs and higher costs for imported engines due to currency exchange rates, and a $3 million mix shift to lower margin engines.

         The gross profit rate for the nine-month period increased to 22% in the current year from 20% in the preceding year. This resulted in additional gross profit totaling $19 million between years. This increase resulted primarily from the same factors discussed above for the quarter. Favorable factors were $10 million of increased prices and $18 million attributed to spreading of costs over more units produced. These were offset by $7 million of higher costs for purchased items.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         This category increased $1 million or 4% between the third fiscal quarters of 2000 and 1999, primarily from $1 million of higher salary costs due to the planned increases in manpower.

         Engineering, selling and general and administrative expenses increased $6 million or 6% for the comparative nine-month periods. This increase was primarily from the following: $2 million increase in salaries resulting from increased manpower, a $4 million increase in profit sharing expenses due to improved results, and a $1 million increase in engineering costs related to the development and testing of new products. These increases were offset by a $2 million decrease in costs related to the Company's POWERCOM software business that was sold in the first quarter of the preceding year.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


INTEREST EXPENSE

         Interest expense increased $2 million or 36% in the three-month comparison and increased $2 million or 15% in the nine-month comparison. These increases were the result of the Company's higher level of short-term borrowings during the third quarter and the latter part of the second quarter of fiscal 2000 to fund working capital needs.

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

PROVISION FOR INCOME TAXES

         The effective tax rate used in both the three-month and nine-month periods for the current year was 37.0%. This is management's estimate of what the rate will be for the entire 2000 fiscal year. Last year's rate was 37.5% in both periods.


                         LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities for the nine-month periods of fiscal 2000 and fiscal 1999 were $179 million and $49 million, respectively. The significant increase between years was due to the following:

         The fiscal 2000 cash flow from operating activities reflects improved net income, excluding depreciation and gain on disposition of plant and equipment, of $24 million. Offsetting this improvement is an increased requirement for working capital of $144 million, caused primarily by three factors. First is a $84 million increase in inventories caused by a planned increase in finished engines to meet future demand. Second is a $32 million increase in accounts receivable attributed to the timing of customer payments. Last are lower increases in accounts payable and accrued liabilities of $30 million caused by timing of payments.

         Net cash used in investing activities totaled $25 million and $41 million, respectively. The $16 million decrease is attributed primarily to $23 million of cash received from the foundry transaction and dividends from equity investments of $4 million, offset by a $10 million increase in capital expenditures related to capacity increases and new products.

         Net cash provided by financing activities amounted to $159 million and $32 million in fiscal 2000 and 1999, respectively. These financing activities reflect higher levels of short-term borrowings in fiscal 2000 to fund working capital requirements, causing a $136 million increase in debt between the periods. Also, the Company did not repurchase as many shares of its common stock in the open market during fiscal 2000.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The share repurchase program authorized by the Board of Directors in fiscal 1999 for 1.3 million shares was completed in the third quarter of fiscal 2000. In March 2000, the Board of Directors approved a repurchase of up to 1.0 million additional shares of the Company's common stock in open market or private transactions. Stock repurchases under the most recent authorization totaling .4 million shares were made in open market transactions as of the end of March 2000. Future purchases will be funded from available cash.

         The Company expects that working capital requirements through the end of fiscal 2000 will continue to reflect higher inventories and should also reflect a decrease in accounts receivable in line with seasonal cash collection.


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


                                     OUTLOOK

         The lawn and garden equipment selling season got off to a strong start, and at this time the strength continues. However, the Company expects demand to weaken late in the fourth quarter, which is the normal pattern. Even if engine demand weakens, the Company plans to continue high production rates because of the need to maintain finished engine inventory at a level that will allow the Company to meet next year's demand. Thus the Company believes that the fourth quarter will be a good one, although not as good as last year's unusually strong fourth quarter. At this time, the Company expects record sales, with unit sales increasing 5% to 7%, and record earnings for the full fiscal year.


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

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

         Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of weather on the purchasing patterns of the Company's customers and end use purchasers of the Company's engines; the seasonal nature of the Company's business; actions of competitors; changes in laws and regulations, including accounting standards; employee relations; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; foreign economic conditions, including currency rate fluctuations; and unanticipated year 2000 issues. Some or all of the factors may be beyond the Company's control.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since the September 7, 1999 filing of the Company's Annual Report on Form 10-K.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number            Description
         ------            -----------
         10.0              Executive Supplemental Retirement Plan*

         10.1              Agreement with Executive Officer*

         11                Computation of Earnings Per Share of Common Stock*

         12                Computation of Ratio of Earnings to Fixed Charges*

         27(a)             Financial Data Schedule, March 26, 2000*

         27(b)             Restated Financial Data Schedule, June 27, 1999*

         27(c)             Restated Financial Data Schedule, March 28, 1999*

         27(d)             Restated Financial Data Schedule, December 27, 1998*

         27(e)             Restated Financial Data Schedule, September 27, 1998*

         27(f)             Restated Financial Data Schedule, June 28, 1998*

         27(g)             Restated Financial Data Schedule, June 29, 1997*

         *Filed herewith

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the third quarter ended March 26, 2000.

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


                               BRIGGS & STRATTON CORPORATION
                               -----------------------------
                                      (Registrant)



Date: May 5, 2000             /s/ James E. Brenn
                              -------------------------------------------------
                              James E. Brenn
                              Senior Vice President and Chief Financial Officer



Date: May 5, 2000             /s/ Todd J. Teske
                               -------------------------------------------------
                               Todd J. Teske
                               Controller

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX




         Exhibit
         Number                    Description
         ------                    -----------

            10.0           Executive Supplemental Retirement Plan*

            10.1           Agreement with Executive Officer*

            11             Computation of Earnings Per Share of Common Stock*

            12             Computation of Ratio of Earnings to Fixed Charges*

            27(a)          Financial Data Schedule, March 26, 2000*

            27(b)          Restated Financial Data Schedule, June 27, 1999*

            27(c)          Restated Financial Data Schedule, March 28, 1999*

            27(d)          Restated Financial Data Schedule, December 27, 1998*

            27(e)          Restated Financial Data Schedule, September 27, 1998*

            27(f)          Restated Financial Data Schedule, June 28, 1998*

            27(g)          Restated Financial Data Schedule, June 29, 1997*

* Filed herewith