Form 10-K405
period 2000-07-02
BRIGGS & STRATTON CORP
filed 2000-09-07
CIK 14195

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF

             For the fiscal year ended           JULY 2, 2000
                                       ------------------------------
                                       OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------    -----------------

Commission file number 1-1370
                          BRIGGS & STRATTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      A Wisconsin Corporation                              39-0182330
      -----------------------                          ------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

               12301 WEST WIRTH STREET
                 WAUWATOSA, WISCONSIN                          53222
       ----------------------------------------             ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $867,993,000 based on the reported last sale price of such securities as of August 24, 2000.


Number of Shares of Common Stock Outstanding at August 24, 2000: 21,592,570.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                        Part of Form 10-K Into Which Portions
               Document                     of Document are Incorporated
               --------                 --------------------------------------
Proxy Statement for Annual Meeting
      on October 18, 2000                              Part III


The Exhibit Index is located on page 29.

                          BRIGGS & STRATTON CORPORATION
                       2000 FORM 10-K - TABLE OF CONTENTS


                                                                                                     PAGE
                                                                                                     ----

PART I
Item 1.      Business                                                                                   1
Item 2.      Properties                                                                                 3
Item 3.      Legal Proceedings                                                                          4
Item 4.      Submission of Matters to a Vote of Security Holders                                        4
             Executive Officers of the Registrant                                                       4
PART II
Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                  5
Item 6.      Selected Financial Data                                                                    6
Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                   7
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                10
Item 8.      Financial Statements and Supplementary Data                                               11
Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                                   27
PART III
Item 10.     Directors and Executive Officers of the Registrant                                        27
Item 11.     Executive Compensation                                                                    27
Item 12.     Security Ownership of Certain Beneficial Owners and Management                            27
Item 13.     Certain Relationships and Related Transactions                                            27

PART IV
Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          27
             Signatures                                                                                28




CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements in Item 1. Business and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of weather on the purchasing patterns of the Company's customers and end use purchasers of the Company's engines; the seasonal nature of the Company's business; actions of competitors; changes in laws and regulations, including accounting standards; employee relations; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; foreign economic conditions, including currency rate fluctuations and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond the Company's control.

                                     PART I

ITEM 1. BUSINESS

GENERAL
Briggs & Stratton Corporation is the world's largest producer of air cooled gasoline engines for outdoor power equipment. The Company designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are primarily aluminum alloy gasoline engines ranging from 3 through 25 horsepower.

The Company's engines are used primarily by the lawn and garden equipment industry, which accounted for 79% of fiscal 2000 OEM engine sales. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 21% of OEM sales in fiscal 2000 were for use on many products for industrial, construction, agricultural and consumer applications, including generators, pumps and pressure washers. Many retailers specify the Company's engines on the powered equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is just a component. Briggs & Stratton engines are marketed under various brand names including Classic(TM), Sprint(TM), Quattro(TM), Quantum(R), INTEK(TM), I/C(R), Industrial Plus(TM) and Vanguard(TM).

In fiscal 2000, approximately 21% of the Company's net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Canada, the Czech Republic, France, Germany, Mexico, New Zealand, South Africa, Sweden and the United Kingdom. The Company is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. The Company also exports to developing nations where its engines are used in agricultural, marine, construction and other applications.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. The Company's marketing staff and engineers in the United States provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. The Company owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to approximately 33,000 independently owned, authorized service dealers throughout the world. These distributors and service dealers implement Briggs & Stratton's commitment to reliability and service.

CUSTOMERS
The Company's sales are made primarily to original equipment manufacturers. The Company's three largest customers in each of the last three fiscal years were AB Electrolux (principally its Electrolux Home Products group), MTD Products Inc., and Tomkins PLC (principally its Murray subsidiary). Sales to each of these customers were more than 10% of net sales in fiscal 2000, 1999, and 1998. Sales to all three combined were 45% of net sales in fiscal 2000, 42% of net sales in fiscal 1999 and 46% in 1998. Under purchasing plans available to all of its gasoline engine customers, the Company typically enters into annual engine supply arrangements with these large customers. The Company has no reason to anticipate a change in this practice.


Over the past several years, sales in the United States of lawn and garden equipment by mass merchandisers have increased significantly, while sales by independent distributors and dealers have declined. The Company believes that in fiscal 2000 more than 75% of all lawn and garden equipment sold in the United States was sold through mass merchandisers such as Sears, Home Depot, Wal-Mart, and Lowe's. Given the buying power of the mass merchandisers, the Company, through its customers, has continued to experience pricing pressure. The Company expects that this trend will continue in the foreseeable future. The Company believes that a similar trend has developed for engine products for industrial and consumer applications.

COMPETITION
The small gasoline engine industry is highly competitive. The Company's major domestic competitors in engine manufacturing are Tecumseh Products Company, Honda Motor Co., Ltd., Kohler Co. and Kawasaki Heavy Industries, Ltd. Also, a domestic lawn mower manufacturer, Toro Co. under its Lawn-Boy brand, manufactures its own engines. Eight Japanese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with the Company in world markets in the sale of engines and indirectly through their sale of end products that compete with the end products produced by the Company's customers. Tecumseh Europa S.p.A., located in Italy, is a major competitor in Europe.

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

The sale of lawn and garden equipment has shifted from smaller dealers to larger mass merchandisers, who do not wish to carry large inventories of lawn and garden equipment. In order to efficiently use its capital investments and meet seasonal demand for engines, the Company pursues a balanced production schedule throughout the year, subject to ongoing adjustment to reflect changes in estimated demand, customer inventory levels and other matters outside the control of the Company. Accordingly, inventory levels are generally higher during the first and second fiscal quarters in anticipation of increased customer demand in the third fiscal quarter, at which time inventory levels begin to decrease as sales increase. This seasonal pattern, which results in high inventories and low cash flow for the Company in the second and the beginning of the third fiscal quarters, shifts ultimately to higher cash flow in the latter portion of the third fiscal quarter and in the fourth fiscal quarter as inventories are liquidated and receivables are collected.

MANUFACTURING
Briggs & Stratton manufactures engines and parts at the following locations in the United States: Wauwatosa, Wisconsin; Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama; and Statesboro, Georgia. The Company has a parts distribution center in Menomonee Falls, Wisconsin.

Briggs & Stratton manufactures a majority of the structural components used in its engines, including aluminum die castings and a high percentage of other major components, such as carburetors and ignition systems. The Company purchases certain parts such as piston rings, spark plugs, valves, ductile and grey iron castings, zinc die castings and plastic components, some stampings and screw machine parts and smaller quantities of other components. Raw material purchases are principally aluminum and steel. The Company believes its sources of supply are adequate.

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

The Company has a strategic relationship with Mitsubishi Heavy Industries (MHI) for the global distribution of air cooled gasoline engines manufactured by MHI in Japan under the Company's Vanguard(TM) brand.


OTHER GENERAL INFORMATION
The Company holds certain patents on features incorporated in its products; however, the success of the Company's business is not considered to be primarily dependent upon patent protection. Licenses, franchises and concessions are not a material factor in the Company's business.

For the years ending July 2, 2000, June 27, 1999, and June 28, 1998, the Company spent approximately $24,305,000, $17,920,000, and $19,950,000, respectively, on
Company sponsored research activities relating to the development of new products or the improvement of existing products. Included in fiscal 1998 were costs related to the Company's software business of $3,136,000. This business was sold in the first quarter of the 1999 fiscal year.

The average number of persons employed by the Company during the fiscal year was 7,814. Employment ranged from a low of 7,186 in June 2000 to a high of 8,098 in August 1999.

EXPORT SALES
Export sales for fiscal 2000 were $339,363,000 (21% of total sales), for fiscal 1999 were $316,115,000 (21% of total sales) and for fiscal 1998 were $288,510,000 (22% of total sales). These sales were principally to customers in European countries. See Note 4 of Notes to Consolidated Financial Statements for financial information about geographic areas. Also, see Item 7A and Note 10 of Notes to Consolidated Financial Statements for information about the Company's foreign exchange risk management.

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

The engine business with the OEMs is seasonal, with demand for engines at its height in the winter and early spring. Engine manufacturing operations run at capacity levels during the peak season, with many operations running three shifts. Engine operations generally run fewer shifts in the summer, when demand is weakest and production is considerably under capacity. During the winter, when finished goods inventories reach their highest levels, owned warehouse space may be insufficient and capacity may be expanded through rented space. Excess warehouse space exists in the spring and summer seasons. The Company's owned properties are well maintained.

The Company leases 200,000 square feet of space to house its European warehouse in the Netherlands and its foreign sales and service operations in Australia, Austria, Canada, China, the Czech Republic, France, Germany, Mexico, New Zealand, Russia, South Africa, Sweden, Switzerland, United Arab Emirates and the United Kingdom.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings that are required to be reported under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended July 2, 2000.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

               Name, Age, Position                        Business Experience for Past Five Years
               -------------------                        ---------------------------------------
FREDERICK P. STRATTON, JR., 61                    Mr. Stratton was elected to the position of Chief
Chairman and Chief Executive Officer              Executive Officer in May 1977 and Chairman in November
(1) (2) (3)                                       1986.

JOHN S. SHIELY, 48                                Mr. Shiely was elected to his current position in
President and Chief Operating Officer             August 1994.
(1) (2)

MICHAEL D. HAMILTON, 58                           Mr. Hamilton was elected to his current position
Executive Vice President -                        effective June 1989.
Sales and Service

JAMES E. BRENN, 52                                Mr. Brenn was elected to his current position in
Senior Vice President and                         October 1998, after serving as Vice President and
Chief Financial Officer                           Controller since November 1988. He also served as
                                                  Treasurer from November 1999 until January 2000.

RICHARD J. FOTSCH, 45                             Mr. Fotsch was elected to his current position in May
Senior Vice President and                         1999 after serving as Senior Vice President -
General Manager                                   Operations since January 1999. He had previously held
                                                  the position Senior Vice President - Engine Group since
                                                  July 1997 and prior to that Vice President; General
                                                  Manager - Small Engine Division.

HUGO A. KELTZ, 52                                 Mr. Keltz was elected to his current position in May
Vice President - International                    1992.

CURTIS E. LARSON, JR., 52                         Mr. Larson was elected to this executive officer
Vice President - Distribution                     position in October 1995 after serving as Vice
Sales and Service                                 President - Industrial Engine Division since January
                                                  1993.

PAUL M. NEYLON, 53                                Mr. Neylon was elected to his current position in
Senior Vice President - Production                August 2000, after serving as Vice President -
                                                  Production since May 1999. He previously served as Vice
                                                  President - Operations Support since January 1999 and prior to that held the position of Vice President; General
                                                  Manager - Spectrum Division.

KASANDRA K. PRESTON, 56                           Ms. Preston was elected to her current position in July
Vice President and Secretary                      2000, after serving as Director of Corporate Compliance
                                                  and Shareholder Relations since June 1995.

WILLIAM H. REITMAN, 44                            Mr. Reitman was elected an executive officer effective
Vice President - Marketing                        April 1998. He had served as Vice President - Marketing
                                                  since November 1995, after serving as Marketing Director
                                                  - New Ventures since March 1993.

STEPHEN H. RUGG, 53                               Mr. Rugg was elected to his current position in May
Senior Vice President - Sales and Service         1999, after serving as Vice President - Sales since
                                                  November 1995. His prior position was Vice President -
                                                  Sales and Marketing.

MICHAEL D. SCHOEN, 40                             Mr. Schoen was elected an executive officer in August
Vice President - Operations Support               2000, after serving as Vice President - Operations
                                                  Support since July 1999. He previously held the position
                                                  of Vice President - International Operations since
                                                  July 1996 after previously serving as International
                                                  Marketing Director.

THOMAS R. SAVAGE, 52                              Mr. Savage was elected to his current position
Senior Vice President - Administration            effective July 1997, after serving as Vice President -
                                                  Administration and General Counsel since November 1994.
                                                  He also served as Secretary from November 1999 to June
                                                  2000.

TODD J. TESKE, 35                                 Mr. Teske was elected to his current position in
Controller                                        October 1998, after serving as Assistant Controller since
                                                  joining the Company in June 1996. He held the position of
                                                  Audit Manager at Arthur Andersen LLP, a public
                                                  accounting firm, from 1992 to 1996.

CARITA R. TWINEM, 45                              Ms. Twinem was elected to her current position in
Treasurer                                         February 2000, after serving as Tax Director since
                                                  July 1994.

(1)  Officer is also a Director of the Company.
(2)  Member of Executive Committee.
(3)  Member of Planning Committee.

Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Information required by this Item is incorporated by reference to "Quarterly Financial Data, Dividend and Market Information" on page 26.

ITEM 6. SELECTED FINANCIAL DATA


Fiscal Year                                     2000         1999       1998          1997         1996
----------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS
  NET SALES ............................    $1,590,557   $1,501,726   $1,327,610   $1,316,413   $1,287,029
  GROSS PROFIT ON SALES ................       339,454      305,355      254,674      221,216      261,748
  PROVISION FOR INCOME TAXES ...........        80,150       63,670       42,500       37,740       56,640
  NET INCOME ...........................       136,473      106,101       70,645       61,565       92,412
  PER SHARE OF COMMON STOCK:
    Basic Earnings .....................          5.99         4.55         2.86         2.16         3.19
    Diluted Earnings ...................          5.97         4.52         2.85         2.15         3.18
    Cash Dividends .....................          1.20         1.16         1.12         1.09         1.05
    Shareholders' Investment ...........    $    18.83   $    15.77   $    13.28   $    13.82   $    17.30
  WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (in 000's)..        22,788       23,344       24,666       28,551       28,927
  DILUTED NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (in 000's)..        22,842       23,459       24,775       28,678       29,059

OTHER DATA
  SHAREHOLDERS' INVESTMENT .............    $  409,465   $  365,910   $  316,488   $  351,097   $  500,505
  LONG-TERM DEBT .......................        98,512      113,307      128,102      142,897       60,000
  TOTAL ASSETS .........................       930,245      875,885      793,409      842,189      838,164
  PLANT AND EQUIPMENT ..................       838,655      859,848      812,428      796,714      776,638
  PLANT AND EQUIPMENT, NET OF RESERVES..       395,580      404,454      391,927      396,266      374,212
  PROVISION FOR DEPRECIATION ...........        51,097       49,346       47,511       43,345       43,032
  EXPENDITURES FOR PLANT AND EQUIPMENT..        71,441       65,998       45,893       71,262       77,746
  WORKING CAPITAL ......................    $  159,219   $  160,350   $  149,846   $  199,039   $  258,834
    Current Ratio ......................      1.5 TO 1     1.6 to 1     1.7 to 1     1.9 to 1     2.4 to 1
  NUMBER OF EMPLOYEES AT YEAR END ......         7,233        7,994        7,265        7,661        7,199
  NUMBER OF SHAREHOLDERS AT YEAR END ...         4,385        4,628        4,911        5,336        5,879
  QUOTED MARKET PRICE:
    High ...............................    $    63.63   $    70.94   $    53.38   $    53.63   $    46.88
    Low ................................    $    31.00   $    33.69   $    36.88   $    36.50   $    32.75

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

Sales
Net sales for fiscal 2000 totaled $1,591 million, an increase of $89 million or 6% compared to the preceding year. The primary factors were a $104 million increase in sales dollars related to a 6% increase in engine unit shipments, a favorable mix of engines sold amounting to $24 million, and $9 million from increased prices. Offsetting these factors was a $48 million decrease of castings sales resulting from the disposition of the Company's ductile iron foundries in the first quarter of fiscal 2000.

Gross Profit
The gross profit rate increased to 21% in fiscal 2000 from 20% in fiscal 1999. Favorable factors to the gross profit were $18 million attributed to the benefit of higher production during the year and $9 million of price increases. Offsetting these improvements were $6 million of higher costs for purchased items including increased costs for imported engines due to currency exchange rates.

Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses increased $9 million or 7% compared to fiscal 1999. This increase was primarily from a $6 million increase in research and development costs and a $3 million increase in profit sharing expenses due to improved results. These increases were offset by a $2 million decrease in costs related to the Company's POWERCOM software business that was sold in the first quarter of the preceding year.

Interest Expense
Interest expense increased $4 million or 25% in fiscal 2000 compared to fiscal 1999. These increases were the result of the Company's higher level of short-term borrowings during the year to fund working capital needs.

Gain on Disposition of Foundry Assets
At the end of August 1999, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc. (MTHC) in exchange for $24 million in cash and $45 million aggregate par value convertible preferred stock which was recorded at $22 million. The transaction resulted in a $17 million gain, and is shown as such on the income statement. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of the common stock of MTHC. MTHC became the primary supplier to Briggs & Stratton Corporation of iron castings.

Other Income
Other income increased $9 million in fiscal 2000 compared to fiscal 1999. This increase is primarily attributed to increased equity income from joint ventures.

Provision for Income Taxes
The effective tax rate used in fiscal 2000 was 37.0% compared with 37.5% in fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

Sales
Net sales for fiscal 1999 totaled $1,502 million, an increase of $174 million or 13% when compared to the prior year. This was due to a $120 million increase in sales dollars resulting from an 8% increase in unit shipments, a favorable mix change in engines sold of $38 million and $16 million from increased prices.

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

Interest Expense
Interest expense decreased 12% or $2 million for the 1999 fiscal year compared to the 1998 fiscal year. This decrease was the result of a $15 million repayment of long-term debt at the end of the 1998 fiscal year and lower average interest rates on working capital borrowings throughout the year.

Provision for Income Taxes
The effective tax rate decreased to 37.5% in 1999 from 37.6% in the previous year due to lower state income taxes and reductions in other related items.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS 2000, 1999 AND 1998

Cash flow from operating activities was $77 million, $116 million and $136 million, in fiscal 2000, 1999 and 1998, respectively.

The fiscal 2000 cash flow from operating activities decreased $39 million. This reflects increased net income of $30 million offset by the gain on disposition of foundry assets of $17 million and an increased requirement for operating capital of $43 million caused by increases in inventories at the end of fiscal 2000 offset by lower accounts receivable. The increase in inventories was planned as inventories at the end of fiscal 1999 were unusually low. Lower accounts receivable was caused by lower sales in June 2000 compared to June 1999.

The fiscal 1999 cash flow from operating activities declined $20 million. This reflects improved net income of $35 million, offset by an increased requirement for operating capital of $53 million, caused primarily by strong fourth quarter business which increased year-end receivables and a restoration of inventories to higher year-end levels.

The fiscal 1998 cash flow from operating activities reflects a $7 million increase in accounts receivable and an $18 million decrease in inventories resulting from increased sales late in the last fiscal quarter.

Net cash used in investing activities amounted to $43 million, $67 million and $45 million in fiscal 2000, 1999 and 1998, respectively. These cash flows included additions to plant and equipment of $71 million, $66 million and $46 million in fiscal 2000, 1999 and 1998, respectively. The fiscal 2000 capital expenditures related primarily to reinvestment in equipment, capacity additions and new products. The fiscal 1999 capital expenditures related primarily to reinvestment in equipment and new products. The fiscal 1998 capital expenditures principally related to reinvestment in equipment. The fiscal 2000 cash used in investing activities is net of $24 million of proceeds received on the disposition of plant and equipment.

Net cash used in financing activities amounted to $77 million, $73 million and $119 million in fiscal 2000, 1999 and 1998, respectively. These financing activities included the repurchase of the Company's common stock, totaling $69 million in 2000, $75 million in 1999 and $86 million in 1998. During fiscal 2000, the Company repaid the remaining $30 million on the 9.21% Senior Notes due 2001. There was no gain or loss associated with this repayment. In fiscal 1999 and 1998, the Company paid $15 million on these notes. These uses of cash resulted in higher borrowings at July 2, 2000 of $44 million. Proceeds from the exercise of stock options amounted to $45 million in 1999, substantially higher than in fiscal 2000 and 1998 due to increased option activities.

Future Liquidity and Capital Resources
The Company has in place a $250 million revolving credit facility to be used to fund seasonal working capital requirements and other financing needs. This credit facility expires in April 2002 and contains certain restrictive covenants.

In April 2000, the Company's Board of Directors approved capital expenditures of $76 million for fiscal 2001. These anticipated expenditures include capacity increases, continuing investment in equipment and new products.

In May 1997, the Company filed a shelf registration for $175 million of debt securities to be issued periodically. Of this, $75 million has not yet been issued on the registration statement. The Company may decide to offer all or part of the remaining securities depending on many factors, including general economic conditions or cash required for operations.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company's capital requirements for the foreseeable future.

FINANCIAL STRATEGY

Management of the Company subscribes to the premise that the value of the Company is enhanced if the capital invested in the Company's operations yields a cash return that is greater than the Company's cost of capital. Given this belief, the Company implemented this financial strategy by means of a "dutch auction" tender offer and a public debt offering in fiscal 1997. The Company also continued the repurchase of its outstanding common stock in the open market in fiscal 2000, 1999 and 1998. The Company believes this will provide a capital structure that makes greater use of financial leverage without imposing excessive risk on either the Company's shareholders or creditors. The Company also believes that the substitution of lower (after-tax) cost debt for equity in its permanent capital structure will reduce its overall cost of capital and that its profitability and strong cash flows will accommodate the increased use of debt without impairing its ability to finance growth or increase cash dividends per share on its common stock.

The share repurchase program authorized by the Board of Directors in fiscal 1997 for $300 million of its common stock was completed in the second quarter of fiscal 1999. Subsequent to this, the Company has repurchased an additional 2.3 million shares. In June 2000, the Board of Directors authorized additional purchases of up to 2 million shares.

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

The Company implemented a supplemental compliance plan for model year 2000 with the California Air Resources Board (CARB), as required of companies which sell more than a threshold number of Class I engines into California. A second plan for model year 2001 has been submitted to CARB. The objective of the plans is to achieve additional reductions in extreme non-attainment areas. While CARB's aggressive program will result in a reduced product offering by the Company in California, the Company does not believe the California program will have a material effect on the financial condition or results of operations of the Company.

New Accounting Pronouncements
In June 1998 the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard as amended will be effective for the Company in fiscal 2001, and requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any fair value changes will be recorded in net income or comprehensive income. The adoption of this standard will not have a material effect on the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against foreign currencies primarily as a result of purchasing engines from its Japanese joint venture. The Company's foreign subsidiaries' earnings are also influenced by fluctuations of the local currency against the U.S. dollar as these subsidiaries purchase inventory from the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At July 2, 2000, the Company had the following forward foreign exchange contracts outstanding with the Fair Value Gains and (Losses) ("FV") shown (in thousands):

                                                 CURRENCY
                           NOTIONAL          ----------------
  CURRENCY                    VALUE          AMOUNT      TYPE            FV
  --------                 ---------         ------      ----            --
Japanese Yen               1,952,789        18,732     U.S.           $(404)
U.S. Dollars                   3,721         5,760     Australian     $ 283
British Pounds                   739         1,052     U.S.           $  69


All of the above contracts expire within thirteen months.

Although the Company sells its domestically produced engines to foreign customers in U.S. dollars, the Company has shared some of the currency risk with customers for certain sales transactions. Accordingly, the Company is exposed to fluctuations in foreign exchange rates, primarily related to the U.S. dollar/Euro rate. Historically, the Company has managed these risks through limitations on the amount of sharing provided to customers. These programs were terminated in fiscal 2000.

Beginning in fiscal 2001, the Company began selling certain products to European customers for which the Company will receive Euro currency. The Company plans to manage this exposure to foreign currency fluctuations using foreign exchange contracts.

Fluctuations in currency exchange rates may also impact the shareholders' investment in the Company. Amounts invested in the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded in shareholders' investment as cumulative translation adjustments. The cumulative translation adjustments component of shareholders' investment decreased $1.8 million during the year. Using the year-end exchange rates, the total amount invested in subsidiaries at July 2, 2000 was approximately $21.5 million.

INTEREST RATES

The Company is exposed to interest rate fluctuations on its borrowings. The Company manages its interest rate exposure through a combination of fixed and variable rate debt. Depending on general economic conditions, the Company has typically used variable rate debt for short-term borrowings and fixed rate debt for longer-term borrowings.

At July 2, 2000, the Company had the following short-term loans outstanding (amount in thousands):

                                            Average Annual
Currency                 Amount             Interest Rate
--------                 ------             -------------
German Mark              22,684                5.25%
Dutch Guilder             1,399                5.00%
Canadian Dollars          2,480                6.50%
U.S. Dollars             48,809                6.16%


All of the above loans carry variable interest rates.

Long-term loans consisted of the following (amounts in thousands):


Description            Amount             Maturity
-----------            ------             --------
7.25% Notes           $98,512               2007


The above loan carries a fixed rate of interest.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------
FOR THE YEARS ENDED JULY 2, 2000, JUNE 27, 1999, AND JUNE 28, 1998 (in thousands, except per share data)


                                                    2000             1999             1998
                                             -----------      -----------      -----------
NET SALES ..............................     $ 1,590,557      $ 1,501,726      $ 1,327,610
COST OF GOODS SOLD .....................       1,251,103        1,196,371        1,072,936
                                             -----------       -----------     -----------
   Gross Profit on Sales ...............         339,454          305,355          254,674
ENGINEERING, SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES ...............         134,225          125,219          129,986
                                             -----------      -----------      -----------
   Income from Operations ..............         205,229          180,136          124,688
INTEREST EXPENSE .......................         (21,267)         (17,024)         (19,352)
GAIN ON DISPOSITION OF FOUNDRY ASSETS ..          16,545             --               --
OTHER INCOME, Net ......................          16,116            6,659            7,809
                                             -----------      -----------      -----------
   Income Before Provision
   for Income Taxes ....................         216,623          169,771          113,145
PROVISION FOR INCOME TAXES .............          80,150           63,670           42,500
                                             -----------      -----------      -----------
NET INCOME .............................     $   136,473      $   106,101      $    70,645
                                             ===========      ===========      ===========
   Average Shares Outstanding ..........          22,788           23,344           24,666
BASIC EARNINGS PER SHARE ...............     $      5.99      $      4.55      $      2.86
                                             ===========      ===========      ===========
   Diluted Average Shares Outstanding ..          22,842           23,459           24,775
DILUTED EARNINGS PER SHARE .............     $      5.97      $      4.52      $      2.85
                                             ===========      ===========      ===========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 2, 2000 AND JUNE 27, 1999
(in thousands)



                           ASSETS                                     2000        1999
                                                                      ----        ----
CURRENT ASSETS:

  Cash and Cash Equivalents ...................................     $ 16,989     $ 60,806
  Receivables, Less Reserves of $1,544 and $1,516, Respectively      140,097      194,096
  Inventories -
   Finished Products and Parts ................................      181,800       72,196
   Work in Process ............................................       70,908       59,665
   Raw Materials ..............................................        5,066        5,587
                                                                    --------     --------
     Total Inventories ........................................      257,774      137,448
  Future Income Tax Benefits ..................................       39,138       34,383
  Prepaid Expenses ............................................       17,999       16,119
                                                                    --------     --------
     Total Current Assets .....................................      471,997      442,852
INVESTMENTS ...................................................       50,228       19,024
PREPAID PENSION ...............................................        5,506         --
DEFERRED INCOME TAX ASSETS ....................................         --          2,039
CAPITALIZED SOFTWARE ..........................................        6,934        7,516
PLANT AND EQUIPMENT:
  Land and Land Improvements ..................................       15,087       16,024
  Buildings ...................................................      139,588      151,035
  Machinery and Equipment .....................................      651,740      651,129
  Construction in Progress ....................................       32,240       41,660
                                                                    --------     --------
                                                                     838,655      859,848
  Less - Accumulated Depreciation .............................      443,075      455,394
                                                                    --------     --------
     Total Plant and Equipment, Net ...........................      395,580      404,454
                                                                    --------     --------
                                                                    $930,245     $875,885
                                                                    ========     ========



     The accompanying notes to consolidated financial statements are an integral part of these statements.

 AS OF JULY 2, 2000 AND JUNE 27, 1999
(in thousands)




       LIABILITIES AND SHAREHOLDERS' INVESTMENT             2000                1999
                                                            ----                ----
CURRENT LIABILITIES:

  Accounts Payable ............................          $ 117,556           $ 117,757
  Domestic Notes Payable ......................             48,809               4,335
  Foreign Loans ...............................             13,356              13,824
  Current Maturities on Long-Term Debt ........               --                15,000
  Accrued Liabilities -
    Wages and Salaries ........................             39,464              38,744
    Warranty ..................................             46,352              36,978
    Other .....................................             42,622              43,963
                                                         ---------           ---------
      Total Accrued Liabilities ...............            128,438             119,685
  Federal and State Income Taxes ..............              4,619              11,901
                                                         ---------           ---------
      Total Current Liabilities ...............            312,778             282,502
DEFERRED REVENUE ON SALE OF PLANT AND EQUIPMENT             15,679              15,798
DEFERRED INCOME TAX LIABILITY .................              4,011                --
ACCRUED PENSION COST ..........................             11,428              17,306
ACCRUED EMPLOYEE BENEFITS .....................             12,607              13,185
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION .             65,765              67,877
LONG-TERM DEBT ................................             98,512             113,307
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
  Common Stock -
    Authorized 60,000 Shares $.01 Par Value,
      Issued 28,927 in 2000 and 1999 ..........                289                 289
  Additional Paid-In Capital ..................             36,478              37,657
  Retained Earnings ...........................            721,980             612,807
  Accumulated Other Comprehensive Loss ........             (3,931)             (1,732)
  Unearned Compensation on Restricted Stock ...               (226)               (235)
  Treasury Stock at cost,
    7,181 Shares in 2000 and 5,727 in 1999 ....           (345,125)           (282,876)
                                                         ---------           ---------
      Total Shareholders' Investment ..........            409,465             365,910
                                                         ---------           ---------
                                                         $ 930,245           $ 875,885
                                                         =========           =========


     The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT

FOR THE YEARS ENDED JULY 2, 2000, JUNE 27, 1999, AND JUNE 28, 1998 (in thousands)


                                                                           Accumulated      Unearned
                                                Additional                  Other Com-     Compensation
                                      Common     Paid-In       Retained     prehensive     on Restricted   Treasury   Comprehensive
                                       Stock     Capital       Earnings    Income (Loss)      Stock          Stock        Income
                                       -----     -------       --------    -------------      -----          -----        ------

BALANCES, JUNE 29, 1997 .......    $     289    $  40,533     $ 490,682     $  (1,033)    $    --       $(179,374)
Comprehensive Income -
  Net Income ..................         --           --          70,645          --            --            --        $  70,645
  Foreign Currency Translation
   Adjustments ................         --           --            --          (1,077)         --            --           (1,077)
                                                                                                                       ---------
  Total Comprehensive Income ..         --           --            --            --            --            --        $  69,568
                                                                                                                       =========
Cash Dividends Paid
  ($1.12 per share) ...........         --           --         (27,522)         --            --            --
Purchase of Common Stock
  for Treasury ................         --           --            --            --            --         (85,943)

Exercise of Stock Options .....         --         (2,757)         --            --            --          12,045
                                   -------------------------------------------------------------------------------
BALANCES, JUNE 28, 1998 .......    $     289    $  37,776     $ 533,805     $  (2,110)    $    --       $(253,272)
Comprehensive Income -
  Net Income ..................         --           --         106,101          --            --            --        $ 106,101
  Foreign Currency Translation
   Adjustments ................         --           --            --            (199)         --            --             (199)
  Unrealized Gain on Marketable
   Securities, net of
   tax of $368 ................         --           --            --             577          --            --              577
                                                                                                                       ---------
  Total Comprehensive Income ..         --           --            --            --            --            --        $ 106,479
                                                                                                                       =========
Cash Dividends Paid
  ($1.16 per share) ...........         --           --         (27,099)         --            --            --
Purchase of Common Stock
  for Treasury ................         --           --            --            --            --         (75,141)
Exercise of Stock Options .....         --            (13)         --            --            --          45,143
Restricted Stock Issued .......         --           (106)         --            --            (288)          394
Amortization of Unearned
  Compensation ................         --           --            --            --              53          --
                                   -------------------------------------------------------------------------------
BALANCES, JUNE 27, 1999 .......    $     289    $  37,657     $ 612,807     $  (1,732)    $    (235)    $(282,876)
Comprehensive Income -
  Net Income ..................         --           --         136,473          --            --            --        $ 136,473
  Foreign Currency Translation
   Adjustments ................         --           --            --          (1,816)         --            --           (1,816)
  Unrealized Loss on Marketable
   Securities, net of
   tax of $241 ................         --           --            --            (383)         --            --             (383)
                                                                                                                       ---------
  Total Comprehensive Income ..         --           --            --            --            --            --        $ 134,274
                                                                                                                       =========
Cash Dividends Paid
  ($1.20 per share) ...........         --           --         (27,300)         --            --            --
Purchase of Common Stock
  for Treasury ................         --           --            --            --            --         (69,083)
Exercise of Stock Options .....         --         (1,189)         --            --            --           6,784
Restricted Stock Issued .......         --             10          --            --             (60)           50
Amortization of Unearned
  Compensation ................         --           --            --            --              69          --
                                   -------------------------------------------------------------------------------
BALANCES, JULY 2, 2000 ........    $     289    $  36,478     $ 721,980     $  (3,931)    $    (226)    $(345,125)
                                   ===============================================================================


     The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


 FOR THE YEARS ENDED JULY 2, 2000, JUNE 27, 1999, AND JUNE 28, 1998 (in thousands)


                                                               2000         1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ...............................................  $ 136,473    $ 106,101    $  70,645
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities -
  Depreciation and Amortization ...........................     51,370       49,604       47,716
  Equity in Earnings of Unconsolidated Affiliates .........    (13,333)      (5,275)      (4,446)
  (Gain) Loss on Disposition of Plant and Equipment .......    (14,167)       2,355        1,973
  Provision for Deferred Income Taxes .....................      1,542        4,052        7,735
  Change in Operating Assets and Liabilities -
   (Increase) Decrease in Receivables .....................     51,837      (58,738)      (6,752)
   (Increase) Decrease in Inventories .....................   (121,685)     (29,570)      18,081
   (Increase) Decrease in Prepaid Expenses ................     (2,391)      (3,766)         272
   Increase in Accounts Payable,
    Accrued Liabilities and Income Taxes ..................      1,413       61,697        8,274
   Other, Net .............................................    (13,577)     (10,748)      (7,676)
                                                            ----------    ---------    ---------
    Net Cash Provided by Operating Activities .............     77,482      115,712      135,822
                                                            ----------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Plant and Equipment .........................    (71,441)     (65,998)     (45,893)
 Proceeds Received on Disposition of Plant and Equipment ..     23,511        1,142          620
 Other, Net ...............................................      5,142       (1,764)         568
                                                            ----------    ---------    ---------
    Net Cash Used in Investing Activities .................    (42,788)     (66,620)     (44,705)
                                                            ----------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Borrowings (Repayments) on Loans and Notes Payable ...     44,005         (401)         677
 Repayment on 9.21% Senior Notes Due 2001 .................    (30,000)     (15,000)     (15,000)
 Cash Dividends Paid ......................................    (27,300)     (27,099)     (27,522)
 Purchase of Common Stock for Treasury ....................    (69,083)     (75,141)     (85,943)
 Proceeds from Exercise of Stock Options ..................      5,561       45,130        9,288
                                                            ----------    ---------    ---------
   Net Cash Used in Financing Activities ..................    (76,817)     (72,511)    (118,500)
                                                            ----------    ---------    ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
 CHANGES ON CASH AND CASH EQUIVALENTS .....................     (1,694)        (302)        (949)
                                                            ----------    ---------    ---------
NET DECREASE IN CASH AND
 CASH EQUIVALENTS .........................................    (43,817)     (23,721)     (28,332)
CASH AND CASH EQUIVALENTS:
 Beginning of Year ........................................     60,806       84,527      112,859
                                                            ----------    ---------    ---------
 End of Year ..............................................  $  16,989    $  60,806    $  84,527
                                                            ==========    =========    =========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Interest Paid ............................................  $  21,407    $  17,025    $  17,989
                                                            ==========    =========    =========
 Income Taxes Paid ........................................  $  84,535    $  54,491    $  33,352
                                                            ==========    =========    =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE YEARS ENDED JULY 2, 2000, JUNE 27, 1999, AND JUNE 28, 1998

(1)  NATURE OF OPERATIONS:
Briggs & Stratton Corporation (the Company) is a U.S. based producer of air cooled gasoline engines. These engines are sold worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Fiscal Year: The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2000 fiscal year was 53 weeks long and the 1999 and 1998 fiscal years were 52 weeks long. All references to years relate to fiscal years rather than calendar years.

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

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 91% of total inventories at July 2, 2000, 89% at June 27, 1999 and 88% at June 28, 1998. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $45,200,000, $43,900,000 and $48,100,000 higher in the respective years. The
LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Investments: This caption represents the Company's investments in five 50%-owned foreign joint ventures, preferred stock in a privately-held iron castings business and common stock in a publicly traded software company. The common stock in the publicly traded company is being classified as available-for-sale and is reported at a fair market value of $2,100,000 as of July 2, 2000 and $2,730,000 as of June 27, 1999. The unrealized gain incurred on this stock is recorded as Unrealized Gain on Marketable Securities in the Shareholders' Investment section of the balance sheet. The investments in the five joint ventures and the privately held business are accounted for under the equity method.

Capitalized Software: This caption represents costs of software used in the Company's business. Amortization of Capitalized Software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $6,173,000 as of July 2, 2000 and $5,655,000 as of June 27, 1999.

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

NOTES...

Deferred Revenue on Sale of Plant & Equipment: In fiscal 1997, the Company sold its Menomonee Falls, Wisconsin facility for approximately $16.0 million. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the "Reservation Period"). The contract also contains a buyout clause, at the buyer's option and under certain circumstances, of the remaining Reservation Period. Under the provisions of Statement of Financial Accounting Standards
(FAS) No. 66, "Accounting for Sales of Real Estate," the Company is required to account for this as a financing transaction as the Company continues to have substantial involvement with the facility during the Reservation Period or until the buyout option is exercised. Under this method, the cash received is reflected as a deferred revenue, and the assets and the accumulated depreciation remain on the Company's books. Depreciation expense continues to be recorded each period, and imputed interest expense is also recorded and added to deferred revenue. Offsetting this is the imputed fair value lease income on the non-Company occupied portion of the building. A pretax gain, which will be recognized at the earlier of the exercise of the buyout option or the expiration of the Reservation Period, is estimated to be $10 million to $12 million. The annual cost of operating the warehouse portion of the facility is not material.

Income Taxes: The Provision for Income Taxes includes Federal, state and foreign income taxes currently payable and those deferred or prepaid because of temporary differences between the financial statement and tax basis of assets and liabilities. The Future Income Tax Benefits represent temporary differences relating to current assets and current liabilities and the Deferred Income Tax Assets/Liabilities represent temporary differences relating to noncurrent assets and liabilities.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $24,305,000 in 2000, $17,920,000 in 1999, and $19,950,000 in 1998. Included
in the fiscal 1998 amounts were software development costs related to the Company's software business of $3,136,000.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses on the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $8,078,000 in 2000 $7,724,000 in 1999, and $7,325,000 in 1998.

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

Comprehensive Income: During fiscal 1999 the Company adopted Statement of Financial Accounting Standard (FAS) No. 130, "Reporting Comprehensive Income". This statement requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive

NOTES....

Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, unrealized gain (loss) on marketable securities and foreign currency translation in the Consolidated Statements of Shareholders' Investment. Information on accumulated other comprehensive income (loss) is as follows (in thousands of dollars):

                             Unrealized                   Accumulated
                             Gain (Loss)                  Other Com-
                                 on       Cumulative       prehensive
                             Marketable   Translation       Income
                             Securities   Adjustments       (Loss)
                             ----------   -----------     -----------
Balance at June 29, 1997 .   $  --          $(1,033)       $(1,033)
Current year change ......      --           (1,077)        (1,077)
                             -------        -------        -------
Balance at June 28, 1998 .      --           (2,110)        (2,110)
Current year change ......       577           (199)           378
                             -------        -------        -------
Balance at June 27, 1999 .       577         (2,309)        (1,732)
Current year change ......      (383)        (1,816)        (2,199)
                             -------        -------        -------
Balance at July 2, 2000 ..   $   194        $(4,125)       $(3,931)
                             =======        =======        =======

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

In June 1998 the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". This new standard as amended will be effective for the Company in fiscal 2001, and requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any fair value changes will be recorded in net income or comprehensive income. The adoption of this standard will not have a material effect on the Company's financial statements.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

(3)  INCOME TAXES:
The provision for income taxes consists of the following (in thousands of dollars):


                              2000           1999           1998
                              ----           ----           ----
Current
 Federal ................    $66,169        $51,344        $29,295
 State ..................     10,425          7,014          4,442
 Foreign ................      2,014          1,260          1,028
                             -------        -------        -------
                              78,608         59,618         34,765
Deferred ................      1,542          4,052          7,735
                             -------        -------        -------
Total ...................    $80,150        $63,670        $42,500
                             =======        =======        =======


A reconciliation of the U.S. statutory tax rates to the effective tax rates follows:

                                2000           1999          1998
                               ----           ----           ----
U.S. statutory rate .....      35.0%          35.0%          35.0%
State taxes, net of
 Federal tax benefit ....       3.2%           2.9%           3.1%
Foreign Sales Corporation
 tax benefit ............       (.5%)          (.5%)          (.8%)
Other ...................       (.7%)           .1%            .3%
                               ----           ----           ----
Effective tax rate ......      37.0%          37.5%          37.6%
                               ====           ====           ====


The components of deferred income taxes at the end of the fiscal year were (in thousands of dollars):



                                               2000      1999
                                               ----      ----
Future Income Tax Benefits:
  Inventory ...........................   $ 4,152   $ 3,402
  Payroll related accruals ............     4,539     4,363
  Warranty reserves ...................    18,077    14,421
  Other accrued liabilities ...........    11,011    12,026
  Miscellaneous .......................     1,359       171
                                          -------   --------
                                          $39,138   $34,383
                                          =======   =======


                                           2000        1999
                                           ----        ----
Deferred Income Taxes:
  Difference between book and
   tax methods applied to
   maintenance and supply
   inventories .....................    $ 11,429    $ 11,463
  Pension cost .....................      (1,338)      3,345
  Accumulated depreciation .........     (53,719)    (56,131)
  Accrued employee benefits ........       9,405       9,142
  Postretirement
    health care obligation .........      25,649      26,472
  Deferred revenue on sale
    of plant & equipment ...........       6,115       6,161
  Miscellaneous ....................      (1,552)      1,587
                                        --------    --------
                                        $ (4,011)   $  2,039
                                        ========    ========

NOTES...

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $7,120,000 at July 2, 2000. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

(4) GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS:
The Company reviewed the criteria for determining operating segments in accordance with FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and concluded that it operates as one segment. Geographic sales by the location in which the sale originated is as follows (in thousands of dollars):


                            2000         1999         1998
                            ----         ----         ----
United States ....... $1,501,723   $1,422,988   $1,258,609
All Other Countries..     88,834       78,738       69,001
                      ----------   ----------   ----------
Total ............... $1,590,557   $1,501,726   $1,327,610
                      ==========   ==========   ==========

The Company has no material long lived assets in an individual foreign country.

In the fiscal years 2000, 1999 and 1998, there were sales to three major engine customers that individually exceeded 10% of total Company net sales. The sales to these customers are summarized below (in thousands of dollars and percent of total Company sales):


                  2000             1999             1998
                  ----             ----             ----
Customer      Sales    %       Sales    %       Sales    %
--------      -----   ---      -----   ---      -----   ---
  A        $287,769   18%   $250,755   17%   $235,552   18%
  B         229,873   15%    219,209   14%    203,931   15%
  C         190,659   12%    161,857   11%    165,937   13%
           --------   ---   --------   ---   --------   ---
           $708,301   45%   $631,821   42%   $605,420   46%
           ========   ===   ========   ===   ========   ===



(5)  INDEBTEDNESS:
The Company has access to a $250,000,000 revolving credit facility (the Credit Facility) which expires in April 2002. The Company also has access to additional domestic lines of credit totaling $18,000,000 which remain in effect until canceled by either party. They provide amounts for short-term use at the then prevailing rate. There are no significant compensating balance requirements for any of these lines. There were borrowings of $45 million at July 2, 2000 using these lines or the Credit Facility and are included in domestic notes payable.

Borrowings under the Credit Facility by the Company bear interest at a rate per annum equal to, at its option, either:

(1) the higher of (a) the bank's reference rate or (b) 0.5% per annum above the Federal Funds rate; or

(2) LIBOR plus a margin that may be adjusted up or down based on the Company's debt ratings.

The Credit Facility contains restrictive covenants that require the Company to maintain certain financial conditions including a maximum limit on the ratio of debt to capital and a minimum fixed charge coverage ratio. The Credit Facility imposes limitations on liens, indebtedness, the sales of assets and certain investments.

The following data relates to domestic notes payable (in thousands of dollars):

                                   2000          1999
                                   ----          ----
Balance at
  Fiscal Year End ...........   $   48,809    $    4,335
Weighted Average
  Interest Rate at
  Fiscal Year End ...........         6.91%         5.31%


The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $3,380,000, expire at various times through April, 2001 and are renewable. There were borrowings of $2 million at July 2, 2000 using these lines of credit and are included in foreign loans. None of these arrangements had material commitment fees or compensating balance requirements.

The following information relates to foreign loans (in thousands of dollars):

                                     2000          1999
                                     ----          ----
Balance at
  Fiscal Year End ............   $   13,356    $   13,824
Weighted Average
  Interest Rate at
  Fiscal Year End ............         5.40%         5.30%

NOTES...


The Long-Term Debt caption consists of the following (in thousands of dollars):

                                                2000        1999
                                                ----        ----
9.21% Senior Notes
 at Face Amount ...............              $   --     $ 30,000
7.25% Notes Due 2007, Net of
 Unamortized Discount of
 $1,488 in 2000 and
 $1,693 in 1999 ...............                98,512     98,307
                                             --------   --------
                                             $ 98,512   $128,307
Less Current Maturities .......                  --       15,000
                                             --------   --------
 Total Long-Term Debt .........              $ 98,512   $113,307
                                             ========   ========


During fiscal 2000, the Company repaid the remaining $30 million on the 9.21% Senior Notes due 2001. There was no gain or loss associated with this repayment. In fiscal 1999 the Company paid $15 million on these notes.

The 7.25% notes are due September 15, 2007. No principal payments are due before that date. These notes have covenants that limit secured funded debt and certain sale-leaseback transactions.

(6)  OTHER INCOME:
The components of other income (expense) are (in thousands of dollars):

                             2000       1999         1998
                             ----       ----         ----
Interest income ........   $  1,589    $  1,993    $  2,720
Loss on the
 disposition of
 plant and equipment....     (2,378)     (2,355)     (1,973)
Income from joint
 ventures ..............     14,364       5,442       5,232
Other items ............      2,541       1,579       1,830
                           --------    --------    --------
Total ..................   $ 16,116    $  6,659    $  7,809
                           ========    ========    ========

(7)  COMMITMENTS AND CONTINGENCIES:
The Company is a 50% guarantor on bank loans of two unconsolidated joint ventures. They are in the United States for the manufacture of parts and in India for the manufacture of engines and parts. These bank loans totaled approximately $3,100,000 at July 2, 2000.


Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for future claims up to $1 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At July 2, 2000 and June 27, 1999 the reserve for product and general liability claims was $4.0 million and $6.8 million, respectively, based on available information. There is inherent uncertainty as to the eventual resolution of unsettled claims. Management, however, believes that any losses in excess of established reserves will not have a material effect on the Company's financial condition or results of operations.

The Company has no material commitments for materials or capital expenditures at July 2, 2000.

(8)  STOCK OPTIONS:
The Company has a Stock Incentive Plan under which 5,361,935 shares of common stock have been reserved for issuance. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:


                                            2000         1999             1998
                                            ----         ----             ----
Net Income (in thousands):
 As Reported ....................     $   136,473     $   106,101     $   70,645
 Pro Forma ......................     $   134,600     $   105,283     $   69,574
Basic Earnings Per Share:
 As Reported ....................     $      5.99     $      4.55     $     2.86
 Pro Forma ......................     $      5.91     $      4.51     $     2.82
Diluted Earnings Per Share:
 As Reported ....................     $      5.97     $      4.52     $     2.85
 Pro Forma ......................     $      5.89     $      4.49     $     2.81



Because the FAS No. 123 method of accounting has not been applied to options granted prior to July 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

NOTES...


Information on the options outstanding is as follows:

                                            Wtd. Avg.
                               Shares      Ex. Price
                               ------      ---------
Balance, June 29, 1997...... 1,786,712    $   43.95
Granted during the year.....   241,980        65.69
Exercised during the year...  (236,873)       35.65
                             ----------
Balance, June 28, 1998...... 1,791,819    $   47.98

Granted during the year.....   354,020        44.98
Exercised during the year...  (926,000)       45.30
Expired during the year.....  (177,828)       48.37
                             ----------
Balance, June 27, 1999...... 1,042,011    $   49.28

Granted during the year.....   471,020    $   74.53
Exercised during the year...  (151,033)       38.49
Expired during the year ....   (58,970)       67.55
                             ----------
Balance, July 2, 2000....... 1,303,028    $   58.83
                             ==========


                      Grant Summary
------------------------------------------------------------------
Fiscal   Grant   Exercise       Date         Options    Expiration
 Year    Date    Price (a)   Exercisable   Outstanding     Date
 ----    ----    ---------   -----------   -----------     ----
 1991   2-19-91  14.524      50%, 1-1-95;     2,072      2-18-01
                             50%, 1-1-96
 1992   5-18-92  21.525      50%, 1-1-96;    40,654      5-17-02
                             50%, 1-1-97
 1996    8-7-95  49.080        8-7-98       180,738      8-7-00
 1997    8-6-96  53.300        8-6-99        86,584      8-6-01
 1998    8-5-97  65.690        8-5-00       233,480      8-5-02
 1999    8-5-98  44.980        8-5-01       327,560      8-5-03
 2000    8-4-99  74.530        8-4-02       431,940      8-4-04


There were no options granted in fiscal 1993. Options granted in fiscal years 1990 and 1995 expired in fiscal 2000, and options granted in fiscal 1994 expired in fiscal 1999.

(a) Exercise prices of earlier grants have been adjusted as appropriate to reflect a two-for-one stock split in October 1994 and the spin-off of the Company's lock business in February 1995.

The fair value of each option is estimated using the Black-Scholes option pricing model. The grant-date fair market value of the options and assumptions used to determine such value are as follows:

Options granted during             2000        1999        1998
                                   ----        ----        ----
Grant date fair value.........   $13.07       $5.04       $5.98
Assumptions:
 Risk-free interest rates.....     6.0%        5.4%        6.1%
 Expected volatility..........    30.1%       22.3%       20.4%
 Expected dividend yield......     2.5%        2.5%        2.6%
 Expected term (in years).....     5.0         5.0         5.0

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

(10)  FOREIGN EXCHANGE RISK MANAGEMENT:
The Company enters into forward exchange contracts to hedge purchase commitments denominated in foreign currencies. The term of these currency derivatives does not exceed thirteen months and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.

The Company has forward foreign currency exchange contracts to purchase 1.8 billion Japanese yen for $17 million through September, 2000. These contracts are used to hedge the commitments to purchase engines from the Company's Japanese joint venture and accordingly any gain or loss has been deferred at the end of the 2000 fiscal year.

At July 2, 2000 the loss on these contracts at fair value totaled $300,000.

The Company's foreign subsidiaries have the following forward currency contracts outstanding at the end of fiscal 2000:

                      In Millions
                  ---------------
                   Local                                   Latest
Currency         Currency     Amount    Dollars        Expiration Date
--------         --------     ------    -------        ---------------
Japanese Yen      172.6        1.7      U.S.             July 2001
U.S. Dollars        3.7        5.8      Australian       December 2000
British Pounds       .7        1.1      U.S.             March 2001


At July 2, 2000 the gain on these contracts at fair value totaled $248,000.

NOTES...

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

                                                     Pension Benefits         Other Postretirement Benefits
                                                     ----------------         -----------------------------
                                                    2000          1999             2000            1999
                                                    ----          ----             ----            ----
Actuarial Assumptions:
----------------------
Discounted Rate Used to Determine Present
 Value of Projected Benefit Obligation..........     7.5%          7.0%          7.5%          7.0%

Expected Rate of Future Compensation
 Level Increases................................     5.0%          5.0%          n/a           n/a

Expected Long-Term Rate of Return on
 Plan Assets ...................................     9.0%          9.0%          n/a           n/a

Change in Benefit Obligations:
------------------------------
Actuarial Present Value of Benefit Obligations
 at Beginning of Year ..........................     $ 689,397     $ 649,083     $ 109,485     $  96,580
Service Cost....................................        10,622        10,073         1,307         1,437
Interest Cost...................................        47,475        44,911         7,343         6,466
Acturial (Gain) Loss............................       (37,124)       27,865        (6,657)       15,924
Benefits Paid...................................       (43,978)      (42,535)      (11,685)      (10,922)
                                                     ---------     ---------     ---------     ---------
Acturial Present Value of Benefit Obligation
 at End of Year.................................     $ 666,392     $ 689,397     $  99,793     $ 109,485
                                                     ---------     ---------     ---------     ---------

Change in Plan Assets:
----------------------
Plan Assets at Fair Value at Beginning of Year..     $ 886,422     $ 845,955     $    --       $    --
Actual Return on Plan Assets....................       108,544        82,474          --            --
Employer Contributions..........................           769           528        11,685        10,922
Benefits Paid...................................       (43,978)      (42,535)      (11,685)      (10,922)
                                                     ---------     ---------     ---------     ---------
Plan Assets at Fair Value at End of Year             $ 951,757     $ 886,422     $    --       $    --
                                                     ---------     ---------     ---------     ---------

Plan Assets in Excess of (Less Than) Projected
 Benefit Obligation.............................     $ 285,365     $ 197,025     $ (99,793)    $(109,485)
Remaining Unrecognized Net Obligation (Asset)...        (9,995)      (15,301)          368           414
Unrecognized Net Loss (Gain)....................      (285,144)     (201,227)       17,221        24,989
Unrecognized Prior Service Cost.................         3,024         1,475           134           165
                                                     ---------     ---------     ---------     ---------
Net Amount Recognized at End of Year............     $  (6,750)    $ (18,028)    $ (82,070)    $ (83,917)
                                                     =========     =========     =========     =========


Amounts Recognized on the Balance Sheets:
-----------------------------------------
Prepaid Pension.................................     $   5,506     $    --       $    --       $    --
Accrued Pension Cost............................       (11,428)      (17,306)         --            --
Accrued Wages and Salaries......................          (828)         (722)         --            --
Accrued Post Retirement Health Care Obligation..           --            --        (65,765)      (67,877)
Other Accruals..................................           --            --         (4,800)       (4,800)
Accrued Employee Benefits.......................           --            --        (11,505)      (11,240)
                                                     ---------     ---------     ---------     ---------
Net Amount Recognized at End of Year............     $  (6,750)    $ (18,028)    $ (82,070)    $ (83,917)
                                                     =========     =========     =========     =========

NOTES...

The following table summarizes the plans' income and expense for the three years indicated (dollars in thousands):

                                                           Pension Benefits            Other Postretirement Benefits
                                                           ----------------            -----------------------------
                                                     2000        1999        1998        2000       1999       1998
                                                     ----        ----        ----        ----       ----       ----
Components of Net Periodic Benefit Cost:
----------------------------------------
Service Cost-Benefits Earned During the Year....  $ 10,622    $ 10,073    $  9,491    $  1,307   $  1,437   $  1,206
Interest Cost on Projected Benefit Obligation...    47,475      44,911      44,531       7,343      6,466      6,773
Expected Return on Plan Assets..................   (63,845)    (58,252)    (53,881)       --         --         --
Amoritization of:
  Transition Obligation (Asset)................     (5,306)     (5,306)     (5,236)         46         47         47
  Prior Service Cost...........................        186        (106)       (106)         31         71         71
  Actuarial (Gain) Loss........................        359         291         273       1,111         41        --
                                                  --------    --------    --------    --------   --------   --------
Net Periodic Benefit Expense (Income)..........   $(10,509)   $ (8,389)   $ (4,928)   $  9,838   $  8,062   $  8,097
                                                  ========    ========    ========    ========   ========   ========

As described in Note 13, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc. (MTHC). In connection with the contribution, MTHC agreed to assume pension and postretirement benefit obligations related to employees working at the foundries at the time of the transaction. The Company agreed to transfer to MTHC pension assets amounting to $11.3 million plus accrued interest from the date of the contribution to the date of the transfer. A condition of the pension asset transfer requires MTHC to establish a qualified pension plan and to obtain a favorable tax determination letter from the Internal Revenue Service. MTHC expects to receive the determination letter in early fiscal 2001. As the conditions to the transfer have not been fulfilled as of July 2, 2000, the foregoing benefit obligations and asset information has not been adjusted to reflect the assumption of obligations by MTHC or the transfer of pension assets. The assumption of obligations by MTHC and transfer of pension assets will not result in a gain or loss to the Company.

The Company's supplemental pension plan has benefit obligations in excess of plan assets. The benefit obligation, accumulated benefit obligation and fair value of plan assets were $17,740,000, $14,941,000 and $0 respectively for the 2000 fiscal year, and $16,555,000, $13,975,000 and $0, respectively for the 1999 fiscal year. The postretirement benefit plans are unfunded.

For the other postretirement benefit plans, the assumed early retirement rates were adjusted for participants with over 30 years of service in fiscal 1999. In addition, the postretirement medical coverage was limited to 10 years for coverage prior to age 65. The impact of these changes was not material.

For measurement purposes a 9% annual rate of increase in the per capita cost of covered health care claims was assumed for the years 2001 through 2002, decreasing gradually to 6% for the year 2009. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $6,155,000, and would increase the service and interest cost by $757,000 for the year. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $5,792,000 and decrease the service and interest cost by $713,000 for the year.

Defined Contribution Plans
The Company has a defined contribution retirement plan that includes most U.S. non-Wisconsin employees. Under the plan the Company makes a contribution on behalf of covered employees equal to 2% of each participant's gross income, as defined. For the fiscal years 2000, 1999 and 1998, the cost to the Company was $2,095,000, $1,919,000 and $1,641,000, respectively.

Wisconsin employees of the Company may participate in a salary reduction deferred compensation retirement plan. The Company makes matching contributions of $.50 for every $1.00 deferred by a participant to a maximum of 1-1/2% or 3% of each participant's salary, depending upon the participant's group. Company contributions

NOTES...

totaled $4,559,000 in 2000, $4,213,000 in 1999 and $3,918,000 in 1998.

Postemployment Benefits
The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits are substantially smaller amounts because they apply only to employees who permanently terminate employment prior to retirement. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using a 7.5% interest rate. Amounts are included in Accrued Employee Benefits in the balance sheet.

(12)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Domestic Notes Payable and Foreign Loans: The carrying amounts approximate fair value because of the short maturity of those instruments.

Long-Term Debt: The fair value of the Company's long-term debt is estimated based on quotations made on similar issues.

The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):

                                      2000
                                ----------------
                                Carrying   Fair
                                 Amount    Value
                                 ------    -----
 Cash and cash equivalents.......$16,989   $16,989
 Domestic notes payable..........$48,809   $48,809
 Foreign loans ..................$13,356   $13,356
 Long-term debt -
   7.25% Notes due 2007..........$98,512   $98,633
                                      1999
                                ----------------
                                Carrying   Fair
                                 Amount    Value
                                 ------    -----
 Cash and cash equivalents.......$60,806   $60,806
 Domestic notes payable..........$ 4,335   $ 4,335
 Foreign loans...................$13,824   $13,824
 Long-term debt -
   9.21% Senior Notes due 2001,
   including current maturities..$30,000   $30,678
   7.25% Notes due 2007..........$98,307   $97,545



(13)  DISPOSITION OF BUSINESSES:
At the end of August 1999, the Company contributed its two ductile iron foundries to MTHC in exchange for $24 million in cash and $45 million aggregate par value convertible preferred stock which was recorded at $22 million. The transaction resulted in a $17 million gain. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of the common stock of MTHC. MTHC is the primary supplier to Briggs & Stratton Corporation of iron castings.

In September 1998, the Company completed the sale of its POWERCOM software business. The proceeds on the sale were in the form of marketable securities, and are included in investments on the balance sheet. This sale did not result in any material gains or losses.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries as of July 2, 2000 and June 27, 1999, and the related consolidated statements of earnings, shareholders' investment and cash flow for each of the three years in the period ended July 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of July 2, 2000 and June 27, 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin,
July 27, 2000.

QUARTERLY FINANCIAL DATA, DIVIDEND AND MARKET INFORMATION (UNAUDITED)


                              In Thousands                    Per Share of Common Stock
                  ------------------------------------   ----------------------------------------
                                                                             Market Price Range
                                                                                 on New York
                                                                               Stock Exchange
 Quarter               Net        Gross          Net        Net     Dividends  --------------
  Ended               Sales       Profit       Income     Income    Declared     High   Low
  -----               -----       ------       ------     ------    --------     ----   ---
Fiscal 2000
-----------
September         $  298,933   $   55,382   $   25,703   $   1.10     $  .30   $63.63   $55.88
December             422,238       99,723       41,144       1.77        .30    59.63    49.75
March                468,678      101,840       42,056       1.84        .30    53.88    31.00
June                 400,708       82,509       27,570       1.24        .30    44.63    34.25
                  ----------   ----------   ----------   --------    -------
 Total            $1,590,557   $  339,454   $  136,473   $   5.97 *  $  1.20
                  ==========   ==========   ==========   ========    =======

Fiscal 1999
-----------
September         $  223,981   $   37,612   $    4,441   $    .19     $  .29   $43.50   $33.69
December             359,943       71,471       24,637       1.05        .29    52.44    38.44
March                476,259      102,831       41,813       1.79        .29    56.38    46.69
June                 441,543       93,441       35,210       1.51        .29    70.94    49.25
                  ----------   ----------   ----------   --------     ------
 Total            $1,501,726   $  305,355   $  106,101   $   4.52 *   $ 1.16
                  ==========   ==========   ==========   ========     ======

The number of record holders of Briggs & Stratton Corporation Common Stock on August 24, 2000 was 4,345.

Net Income per share of Common Stock represents Diluted Earnings per
Share.

 * See Note 2 to Consolidated Financial Statements, for information about earnings per share. Amounts do not total because of differing numbers of shares outstanding at the end of each quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
The Company has not changed independent accountants in the last two years.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information in the Corporation's definitive Proxy Statement, prepared for the 2000 Annual Meeting of Shareholders, concerning directors of the Corporation under the caption "Election of Directors", is incorporated herein by reference. The information concerning "Executive Officers of the Registrant" as a separate item, appears in Part I of this Form 10-K. There is no information required by
Item 405 of Regulation S-K to be reported.

ITEM 11. EXECUTIVE COMPENSATION
The information in the Corporation's definitive Proxy Statement, prepared for the 2000 Annual Meeting of Shareholders, concerning this item, in paragraphs two and three under the caption "Election of Directors", in the final two paragraphs of the "Nominating, Compensation and Governance Committee Report on Executive Compensation" and the "Executive Compensation" section, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information in the Corporation's definitive Proxy Statement, prepared for the 2000 Annual Meeting of Shareholders, concerning this item, under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", is incorporated herein by reference.

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

             Consolidated Balance Sheets, July 2, 2000 and June 27, 1999

             For the Years Ended July 2, 2000, June 27, 1999, and June 28, 1998:

               Consolidated Statements of Earnings
               Consolidated Statements of Shareholders' Investment Consolidated Statements of Cash Flow
               Notes to Consolidated Financial Statements

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

                                               BRIGGS & STRATTON CORPORATION

                                               By      /s/ James E. Brenn
                                                  ------------------------------
                                                         James E. Brenn
    September 7      , 2000                         Senior Vice President and
---------------------                                Chief Financial Officer

        ------------------------------------------------------------

                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Frederick P. Stratton, Jr. and John S. Shiely, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitutes, may lawfully do or cause to be done by virtue thereof.
       ------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.*

     /s/ F. P. Stratton, Jr.                               /s/ Peter A. Georgescu
-------------------------------                        -------------------------------
F. P. Stratton, Jr.                                    Peter A. Georgescu
Chairman and Chief Executive                           Director
Officer and Director (Principal
Executive Officer)

    /s/ James E. Brenn                                     /s/ Robert J. O'Toole
-------------------------------                        -------------------------------
James E. Brenn                                         Robert J. O'Toole
Senior Vice President and                              Director
Chief Financial Officer (Principal
Financial Officer)

    /s/ Todd J. Teske                                      /s/ C. B. Rogers, Jr.
-------------------------------                        -------------------------------
Todd J. Teske                                          C. B. Rogers, Jr.
Controller (Principal Accounting                       Director
Officer)

    /s/ Jay H. Baker                                       /s/ John S. Shiely
-------------------------------                        -------------------------------
Jay H. Baker                                           John S. Shiely
Director                                               President and Chief Operating
                                                       Officer and Director

    /s/ Michael E. Batten                                  /s/ Charles I. Story
-------------------------------                        -------------------------------
Michael E. Batten                                      Charles I. Story
Director                                               Director

    /s/ E. Margie Filter
-------------------------------
E. Margie Filter                                       *Each signature affixed as of
Director                                                      September 7      , 2000.
                                                       ------------------------

                          BRIGGS & STRATTON CORPORATION
                          (Commission File No. 1-1370)

                                  EXHIBIT INDEX
                         2000 ANNUAL REPORT ON FORM 10-K
    Exhibit
    Number                     Document Description
    ------                     --------------------
      3.1         Articles of Incorporation.
                     (Filed as Exhibit 3.2 to the Company's Report on Form 10-Q for the quarter ended October 2, 1994, and incorporated by reference herein.)
      3.2         Bylaws, as amended August 2, 2000 (reflecting amendments to
                     Sections 1.03, 2.04, 2.09 and 3.06.) (Filed herewith.)
      4.0         Rights Agreement dated as of August 7, 1996, between Briggs &
                  Stratton Corporation and Firstar Trust Company which includes the form of Right Certificate as Exhibit A and the Summary of
                  Rights to Purchase Common Shares as Exhibit B.
                     (Filed as Exhibit 4.1 to the Company's Registration Statement on Form 8-A, dated as of August 7, 1996 and incorporated by reference herein.)
      4.1         Indenture dated as of June 4, 1997 between Briggs & Stratton
                  Corporation and Bank One, N.A., as Trustee.
                     (Filed as Exhibit 4.1 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)
      4.2         Form of 7-1/4% Note due September 15, 2007 of Briggs &
                  Stratton Corporation issued pursuant to the Indenture dated as of June 4, 1997 between Briggs & Stratton Corporation and Bank
                  One, N.A., as Trustee.
                     (Filed as Exhibit 4.2 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)
      4.3         Resolutions of the Board of Directors of Briggs & Stratton
                  Corporation authorizing the public offering of debt securities of Briggs & Stratton Corporation in an aggregate principal amount of up to $175,000,000.
                     (Filed as Exhibit 4.3 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)
      4.4         Actions of the Authorized Officers of Briggs & Stratton
                  Corporation authorizing the issuance of $100,000,000 aggregate principal amount of 7-1/4% Notes due September 15, 2007.
                     (Filed as Exhibit 4.4 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)
      4.5         Officers' Certificate and Company Order of Briggs & Stratton
                  Corporation executed in conjunction with the issuance of
                  $100,000,000 aggregate principal amount of 7-1/4% Notes due
                  September 15, 2007.
                     (Filed as Exhibit 4.5 to the Company's Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)
     10.0*        Form of Officer Employment Agreement.
                     (Filed as Exhibit 10.0 to the Company's Report on Form 10-Q for the quarter ended March 29, 1998 and incorporated by reference herein.)
     10.1*        Executive Supplemental Retirement Plan.
                     (Filed as Exhibit 10.0 to the Company's Report on Form 10-Q for the quarter ended March 26, 2000 and incorporated by reference herein.)
     10.2*       Economic Value Added Incentive Compensation Plan, as amended and restated.
                     (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

    Exhibit
    Number                     Document Description
    ------                     --------------------
     10.3*        Form of Change of Control Employment Agreements.
                     (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)
     10.4 (a)*    Trust Agreement with an independent trustee to provide
                  payments under various compensation agreements with company employees upon the occurrence of a change in control.
                     (Filed as Exhibit 10.5 (a) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)
     10.4 (b)*    Amendment to Trust Agreement with an independent trustee
                  to provide payments under various compensation agreements with company employees.
                     (Filed as Exhibit 10.5 (b) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)
     10.5 (a)*    1999 Amended and Restated Stock Incentive Plan.
                     (Filed as Exhibit A to the Company's 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)
     10.5 (b)*    Amendment to Amended and Restated Stock Incentive Plan.
                     (Filed as Exhibit 10.0 (b) to the Company's Report on Form 10-Q for the quarter ended September 26, 1999 and incorporated by reference herein.)
     10.6*        Amended and Restated Leveraged Stock Option Program.
                     (Filed as Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)
     10.7*       Amended and Restated Deferred Compensation Agreement for
                  Fiscal 1995.
                     (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)
     10.8*        Deferred Compensation Agreement for Fiscal 1998.
                     (Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for fiscal year ended June 29, 1997 and incorporated by reference herein.)
     10.9*        Deferred Compensation Agreement for Fiscal 1999.
                     (Filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for fiscal year ended June 28, 1998 and incorporated by reference herein.)
     10.10*       Deferred Compensation Agreement for Fiscal 2000.
                     (Filed as Exhibit 10.12 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)
     10.11*       Amended and Restated Deferred Compensation Plan for Directors.
                     (Filed as Exhibit 10.00 to the Company's Report on Form 10-Q for the quarter ended December 26, 1999 and incorporated by reference herein.)
     10.12 (a)*   Director's Leveraged Stock Option Plan.
                     (Filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for fiscal year ended June 29, 1997 and incorporated by reference herein.)
     10.12 (b)*   Amendment to Director's Leveraged Stock Option Plan.
                     (Filed as Exhibit 10.14(b) to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)
     10.13*       Release and Settlement Agreement.
                     (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended September 26, 1999 and incorporated by reference herein.)
     10.14*       Agreement with Executive Officer.
                     (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 26, 2000 and incorporated by reference herein.)

    Exhibit
    Number                     Document Description
    ------                     --------------------
     10.15*       Agreement with Executive Officer.
                     (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended December 27, 1998 and incorporated by reference herein.)
     10.16*       Executive Life Insurance Plan.
                     (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)
     10.17*       Key Employees Savings and Investment Plan.
                     (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)
     10.18*       Consultant Reimbursement Arrangement.
                     (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)
     11           Computation of Earnings Per Share of Common Stock.
                     (Filed herewith.)
     12           Computation of Ratio of Earnings to Fixed Charges.
                     (Filed herewith.)
     21           Subsidiaries of the Registrant.
                     (Filed herewith.)
     23           Consent of Independent Public Accountants.
                     (Filed herewith.)
     24           Power of Attorney.
                     (Included in the Signatures Page of this report.)
     27           Financial Data Schedule

  --------------------------------------------------------------------------

* Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.