Form 10-Q
period 2000-10-01
BRIGGS & STRATTON CORP
filed 2000-11-13
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

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


                                                                 Outstanding at
               Class                                            November 2, 2000
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        21,597,183 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                     Page No.

PART I - FINANCIAL INFORMATION

    Item 1. Financial Statements:

            Consolidated Condensed Balance Sheets -
              October 1, 2000 and July 2, 2000                          3

            Consolidated Condensed Statements of Income -
              Three Months ended October 1, 2000 and
              September 26, 1999                                        5

            Consolidated Condensed Statements of Cash Flow -
              Three Months ended October 1, 2000 and
              September 26, 1999                                        6

            Notes to Consolidated Condensed Financial
              Statements                                                7

    Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8

    Item 3. Quantitative and Qualitative Disclosures About
              Market Risk                                              11


PART II - OTHER INFORMATION

    Item 4. Submission of Matters to a Vote of Security Holders        11

    Item 6. Exhibits and Reports on Form 8-K                           12

    Signatures                                                         12

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                        October 1,         July 2,
                                                          2000              2000
                                                      ------------      -----------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $    11,939       $    16,989
  Accounts receivable, net                                140,370           140,097
  Inventories -
   Finished products and parts                            274,362           181,800
   Work in process                                         77,345            70,908
   Raw materials                                            5,167             5,066
                                                      -----------       -----------
         Total inventories                                356,874           257,774
  Future income tax benefits                               40,325            39,138
  Prepaid expenses and other current assets                17,052            17,999
                                                      -----------       -----------
         Total current assets                             566,560           471,997
                                                      -----------       -----------

OTHER ASSETS:
  Investments                                              51,308            50,228
  Prepaid pension                                           8,398             5,506
  Capitalized software                                      6,673             6,934
                                                      -----------       -----------
         Total other assets                                66,379            62,668
                                                      -----------       -----------

PLANT AND EQUIPMENT:
  Cost                                                    851,135           838,655
  Less accumulated depreciation                           454,457           443,075
                                                      -----------       -----------
         Total plant and equipment, net                   396,678           395,580
                                                      -----------       -----------
                                                      $ 1,029,617       $   930,245
                                                      ===========       ===========




The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)


                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                        October 1,          July 2,
                                                           2000              2000
                                                       ------------     ------------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $    92,348       $   117,556
  Domestic notes payable                                   198,126            48,809
  Foreign loans                                             16,015            13,356
  Accrued liabilities                                      118,840           128,438
  Dividends payable                                          6,694                --
  Federal and state income taxes                                --             4,619
                                                       -----------       -----------
         Total current liabilities                         432,023           312,778
                                                       -----------       -----------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment           15,649            15,679
  Deferred income tax liability                              5,031             4,011
  Accrued pension cost                                      11,671            11,428
  Accrued employee benefits                                 12,831            12,607
  Accrued postretirement health care obligation             64,971            65,765
  Long-term debt                                            98,564            98,512
                                                       -----------       -----------
         Total other liabilities                           208,717           208,002
                                                       -----------       -----------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                     289               289
  Additional paid-in capital                                36,078            36,478
  Retained earnings                                        708,987           721,980
  Accumulated other comprehensive loss                      (5,684)           (3,931)
  Unearned compensation on restricted stock                   (384)             (226)
  Treasury stock at cost, 7,330 and 7,181 shares,
    respectively                                          (350,409)         (345,125)
                                                       -----------       -----------
            Total shareholders' investment                 388,877           409,465
                                                       -----------       -----------
                                                       $ 1,029,617       $   930,245
                                                       ===========       ===========


The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                                  Three Months Ended
                                            ------------------------------
                                            October 1,       September 26,
                                               2000             1999
                                            ---------         ---------

NET SALES                                   $ 180,833         $ 298,933

COST OF GOODS SOLD                            155,035           243,551
                                            ---------         ---------

     Gross profit on sales                     25,798            55,382

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                      33,612            29,640
                                            ---------         ---------

     Income (Loss) from operations             (7,814)           25,742

INTEREST EXPENSE                               (4,568)           (3,127)

GAIN ON DISPOSITION OF FOUNDRY ASSETS              --            16,545

OTHER INCOME, net                               2,373             1,633
                                            ---------         ---------

     Income (Loss) before provision
       for income taxes                       (10,009)           40,793

PROVISION (CREDIT) FOR INCOME TAXES            (3,705)           15,090
                                            ---------         ---------

     Net income (loss)                      $  (6,304)        $  25,703
                                            =========         =========

EARNINGS PER SHARE DATA -

     Average shares outstanding                21,612            23,132
                                            =========         =========

     Basic earnings (loss) per share        $   (0.29)        $    1.11
                                            =========         =========

     Diluted average shares outstanding        21,629            23,281
                                            =========         =========

     Diluted earnings (loss) per share      $   (0.29)        $    1.10
                                            =========         =========

CASH DIVIDENDS PER SHARE                    $    0.31         $     .30
                                            =========         =========




The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                             Three Months Ended
                                                        ----------------------------
                                                         October 1,    September 26,
CASH FLOW FROM OPERATING ACTIVITIES:                        2000          1999
                                                        -----------   --------------
  Net income(loss)                                      $   (6,304)   $    25,703
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities -
      Depreciation and amortization                         13,318         12,398
      Equity in earnings of
           unconsolidated affiliates                        (1,636)        (1,245)
      (Gain)loss on disposition of plant and
           equipment                                            54        (16,453)
      Credit for deferred income taxes                          (3)        (1,914)
      Change in operating assets and liabilities -
        Increase in accounts receivable                       (137)       (28,361)
        Increase in inventories                            (99,100)       (73,409)
        Decrease (increase) in other current assets            816           (884)
        Increase (decrease) in accounts payable
          and accrued liabilities                          (32,731)        11,995
      Other, net                                            (2,815)        (2,850)
                                                       -----------    -----------
      Net cash used in operating activities               (128,538)       (75,020)
                                                       -----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                         (15,326)       (21,661)
  Proceeds received on disposition of plant
    and equipment                                              814         23,389
                                                       -----------    -----------
      Net cash provided by (used in) investing
           activities                                      (14,512)         1,728
                                                       -----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Net borrowings on loans and notes payable                151,976         37,812
  Dividends                                                 (6,689)        (6,934)
  Purchase of common stock for treasury                     (6,118)        (9,138)
  Proceeds from exercise of stock options                      253          3,814
                                                       -----------    -----------
      Net cash provided by financing activities            139,422         25,554
                                                       -----------    -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                      (1,422)           (98)
                                                       -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (5,050)       (47,836)

CASH AND CASH EQUIVALENTS, beginning                        16,989         60,806
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, ending                      $    11,939    $    12,970
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $     5,788    $     4,963
                                                       ===========    ===========
  Income taxes paid                                    $     1,637    $     1,389
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

         Financial Accounting Standard No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Total comprehensive income (loss) is as follows (in thousands):

                                                                         Three Months Ended
                                                                      ----------------------------
                                                                      October 1,     September 26,
                                                                         2000             1999
                                                                       -------          -------
      Net income (loss)                                                $(6,304)         $25,703
      Unrealized gain (loss) on marketable securities                     (256)             896
      Foreign currency translation adjustments                          (1,509)             (92)
      Gain on derivative instruments                                        12               --
                                                                       -------          -------
          Total comprehensive income (loss)                            $(8,081)         $26,507
                                                                       =======          =======

      The components of Accumulated Other Comprehensive Loss are as follows (in thousands):


                                                                     October 1,         July 2,
                                                                         2000             2000
                                                                       -------          -------
      Unrealized gain (loss) on marketable securities                  $   (62)         $   194
      Cumulative translation adjustments                                (5,634)          (4,125)
      Gain on derivative instruments                                        12               --
                                                                       -------          -------
          Accumulated other comprehensive loss                         $(5,684)         $(3,931)
                                                                       =======          =======


      At the beginning of the fiscal first quarter, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting FAS 133 on accumulated other comprehensive loss resulted in a loss of $15,000. During the quarter, the Company reclassified derivative losses of $27,000 to the income statement. The cumulative effect of adopting FAS 133 on the results of operations was immaterial.

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         The Company enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than thirteen months. During the quarter, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Income (Loss) will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months. These forecasted transactions represent the exporting of products for which the Company will receive foreign currency and the importing of products for which the Company will be required to pay in a foreign currency.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the Company's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:


                              RESULTS OF OPERATIONS

SALES

         Net sales for the three months ended September 2000 totaled $181 million, a decrease of $118 million or 40% when compared to the same period of the preceding year. The reason for this change was a 39% decrease in engine unit shipments. Fiscal 2001 has reverted to the historical seasonal pattern of low engine unit shipments in the first quarter. The engine shortage concerns of a year ago have disappeared providing little incentive for equipment manufacturers to purchase engines in the summer and early fall.

         In fiscal 2001, for the first time, a portion of sales into Europe was denominated in Euros. The negative impact of the exchange rates on the first quarter was $5 million. However, price increases experienced on a worldwide basis partially offset the Euro impact.


GROSS PROFIT MARGIN

         The gross profit rate decreased to 14% in the current year from 19% in the preceding year. This rate decrease resulted in a lower gross profit between years of $8 million. Lower pricing, which includes the Euro impact, was a major piece of the decrease. In addition, 5% fewer engines were produced, principally at plants that make engines for non-lawn and garden applications. This reduced manufacturing volume resulted in a smaller portion of fixed costs being assigned to product causing $1 million more costs to be expensed in the quarter. Higher spending of $3 million in certain manufacturing categories partially offset by $1 million of labor productivity accounts for the remainder of the decrease.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         This category increased $4 million or 13% between years. This increase was due to planned expansions of staff and expenditures for business development and introduction of new products.

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


INTEREST EXPENSE

         Interest expense increased $1 million or 46% between years. This was the result of higher first quarter working capital financing requirements in fiscal 2001. Inventories of finished engine units at the start of this fiscal year were higher than at the start of the last fiscal year so the average investment in inventory financed by borrowings is greater this year. Interest rates on the short-term credit lines are also slightly higher in fiscal 2001.


GAIN ON DISPOSITION OF FOUNDRY ASSETS

         At the end of August 1999, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc. ("MTHC") in exchange for $24 million in cash and $45 million aggregate par value convertible preferred stock, which was recorded at $22 million. The transaction resulted in a $17 million gain in fiscal 2000, and is shown as such on the income statement. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of the common stock of MTHC. MTHC became the primary supplier to Briggs & Stratton Corporation of iron castings.


PROVISION FOR INCOME TAXES

         The effective tax rate used in the current fiscal quarter was 37.0%. This is management's estimate of what the rate will be for the entire 2001 fiscal year. The rate for the entire 2000 fiscal year was 37.0%.


                         LIQUIDITY AND CAPITAL RESOURCES


         Cash flow used in operating activities was $129 million in fiscal 2001 and $75 million in fiscal 2000, a $54 million increase in requirements between years. This reflects decreased net income of $32 million, offset by lower gains on the disposition of plant and equipment of $17 million, and an increased requirement for operating capital of $39 million. This increase in working capital requirements was caused by higher inventories, lower accounts receivable, and lower accounts payable and accrued liabilities at the end of fiscal 2001's first quarter compared to the first quarter of fiscal 2000.

         Inventories of finished units are higher than last year due to planned increases in inventory levels and a later shipping cycle in fiscal 2001. Inventories are projected to peak late in the second quarter of fiscal 2001. These inventories are planned in order to satisfy anticipated equipment manufacturers' demand for engines in the peak season. Lower sales in the current comparable period caused accounts receivable to be lower. Lower accounts payable and accrued liabilities were caused by a $21 million change in federal and state income taxes due to lower earnings and an $18 million decrease due to timing of payments to suppliers.

         In fiscal 2001, $15 million of cash was used in investing activities versus $2 million provided by activities in fiscal 2000. The fiscal 2000 cash provided includes the $24 million of proceeds received on the disposition of foundry assets.

         Net cash provided by financing activities amounted to $139 million and $26 million in fiscal 2001 and 2000, respectively. The uses of cash resulted in higher borrowings at the end of first quarter fiscal 2001 of $152 million.

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         In June 2000, the Board of Directors approved a repurchase of up to 2.0 million additional shares of the Company's common stock in open market or private transactions. Stock repurchases totaling .2 million shares were made in open market transactions as of the end of fiscal 2001's first quarter. The Company does not anticipate repurchasing any additional shares in the second or third quarters of fiscal 2001.

         Due to expected higher working capital requirements and lower available cash, the Company's current lines of credit were not sufficient to meet projected needs. Accordingly, the Company has arranged for additional lines of credit amounting to $140 million during the second fiscal quarter of 2001.

         Management expects cash flows for capital expenditures to total approximately $76 million in fiscal 2001. This capital expenditure level provides for base replacement, new product, and capacity and cost reduction requirements. This will be funded using available cash and short-term borrowings.

         The Company currently intends to increase future cash dividends per share at a rate approximating the inflation rate, subject to the discretion of its Board of Directors and requirements of applicable law.


                                     OUTLOOK

         Revenues for the full year are expected to be about 3% lower than fiscal 2000, in spite of comparable unit shipments. The primary drivers of the decrease are the mix of engine units being shipped and the projected impact of the Euro if the exchange rate remains similar to its current level.

         The planned mix of engines to be sold now appears to be weighted towards lower horsepower, lower priced units, which will decrease the sales dollars. The negative Euro currency exchange impact for fiscal 2001 is projected to be approximately $15-20 million.

         Mix impact should be particularly evident in the second fiscal quarter when the Company expects engine unit volume to be down 7% compared to fiscal 2000 and lower sales dollars of approximately 15%. Large engine shipments for lawn and garden applications were high in fiscal 2000's second quarter but this year the Company anticipates those units returning to a third quarter shipping pattern.

         Gross profit as a percent of sales is projected to decline to 20.9% from the 21.3% in fiscal 2000. Major factors causing the decrease are the unfavorable Euro exchange rate and the probable decrease in production levels from fiscal 2000 by approximately 9%. Even though unit shipment levels are expected to be similar between years, fiscal 2000 benefited from a restoration of depleted inventory levels which caused production to be up 14%. Fewer fixed cost dollars will be assigned to product causing more costs to be expensed in the fiscal year. Offsetting the negative Euro and production volume impacts are projected productively gains and some improvement in margin due to the mix of units sold.

         Engineering, selling and general and administrative expenses for fiscal 2001 are projected to be greater than last year by approximately 8%. The reasons for this planned increase are the same as those given for the first quarter increase.

         Interest expense for fiscal 2001 is projected to be greater than last year by approximately 7%. A higher investment in inventory for the entire fiscal 2001 period along with a compression of the shipping cycle into the late second and third quarters, which delays conversion to cash until later in the year, are expected to cause greater borrowings for working capital in fiscal 2001.

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         The projections above could result in an earnings level for fiscal 2001 that is 20% to 25% below the operating results experienced in fiscal 2000, excluding the gain on disposition of the foundry assets. This updated earnings projection for fiscal 2001 is significantly different than the earnings direction given in the previous press release because recent reassessments of demand have resulted in lower projected sales and production volumes and a less favorable sales mix.


                                  OTHER MATTERS

         On October 5, 2000, it was announced that one of the Company's largest customers, the Murray Group, was acquired by Summersong Investments, Inc. The Company does not expect this acquisition to adversely impact its annual supply arrangement with the Murray Group for the upcoming outdoor power equipment-selling season.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

         Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "objective", and "think" or similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, the effects of weather on the purchasing patterns of the Company's customers and end use purchasers of the Company's engines; the seasonal nature of the Company's business; actions of competitors; changes in laws and regulations, including accounting standards; employee relations; customer demand; prices of purchased raw materials and parts; domestic economic conditions, including housing starts and changes in consumer disposable income; foreign economic conditions, including currency rate fluctuations; and other factors that may be disclosed from time to time in SEC filings or otherwise. Some or all of the factors may be beyond the Company's control.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since the September 7, 2000 filing of the Company's Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on October 18, 2000, director nominees named below were elected to a three-year term expiring in 2003, by the indicated votes cast for and withheld with respect to each nominee.

         Name of Nominee                For                  Withheld
         ---------------                ---                  --------
         Robert J. O'Toole          18,523,524                205,762
         John S. Shiely             18,546,163                183,123
         Charles I. Story           18,488,637                240,649

         Directors whose terms of office continue past the Annual Meeting of Shareholders are:
Jay H. Baker; Michael E. Batten; David L. Burner; Eunice M. Filter;
Peter A. Georgescu and Frederick P. Stratton, Jr.

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number            Description
         ------            -----------
         11                Computation of Earnings Per Share of Common Stock*

         12                Computation of Ratio of Earnings to Fixed Charges*

         27                Financial Data Schedule, October 1, 2000*


         *Filed herewith

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the first quarter ended October 1, 2000.


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


                               BRIGGS & STRATTON CORPORATION
                               -----------------------------
                                       (Registrant)



Date:  November 13, 2000       /s/ James E. Brenn
                               -------------------------------------------------
                               James E. Brenn
                               Senior Vice President and Chief Financial Officer



Date:  November 13, 2000       /s/ Todd J. Teske
                               -------------------------------------------------
                               Todd J. Teske
                               Controller

                BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX




         Exhibit
         Number            Description
         ------            -----------
            11             Computation of Earnings Per Share of Common Stock*

            12             Computation of Ratio of Earnings to Fixed Charges*

            27             Financial Data Schedule, October 1, 2000*

            *Filed herewith