Form 10-Q
period 2000-12-31
BRIGGS & STRATTON CORP
filed 2001-02-13
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

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
         Yes   X     No
             -----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                               Outstanding at
           Class                                               February 6, 2001
-------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                       21,598,983 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX



                                                                                              Page No.
                                                                                              --------

          PART I - FINANCIAL INFORMATION

              Item 1.  Financial Statements:

                       Consolidated Condensed Balance Sheets -
                        December 31, 2000 and July 2, 2000                                       3

                       Consolidated Condensed Statements of Income -
                        Three Months and Six Months ended
                        December 31, 2000 and December 26, 1999                                  5

                       Consolidated Condensed Statements of Cash Flow -
                        Six Months ended December 31, 2000 and
                        December 26, 1999                                                        6

                       Notes to Consolidated Condensed Financial
                        Statements                                                               7

              Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                      8

              Item 3.  Quantitative and Qualitative Disclosures About
                        Market Risk                                                             12


          PART II - OTHER INFORMATION

              Item 6. Exhibits and Reports on Form 8-K                                          12

              Signatures                                                                        13


                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)



                                     ASSETS
                                     ------

                                                      December 31,         July 2,
                                                          2000              2000
                                                      ------------      -----------
                                                      (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                           $    20,839       $    16,989
  Accounts receivable, net                                380,240           140,097
  Inventories -
   Finished products and parts                            266,866           181,800
   Work in process                                         69,441            70,908
   Raw materials                                            5,041             5,066
                                                      -----------       -----------
         Total inventories                                341,348           257,774
  Future income tax benefits                               40,997            39,138
  Prepaid expenses and other current assets                11,595            17,999
                                                      -----------       -----------
         Total current assets                             795,019           471,997
                                                      -----------       -----------

OTHER ASSETS:
  Investments                                              49,413            50,228
  Prepaid pension                                          19,391             5,506
  Capitalized software                                      6,986             6,934
                                                      -----------       -----------
         Total other assets                                75,790            62,668
                                                      -----------       -----------

PLANT AND EQUIPMENT:
  Cost                                                    849,910           838,655
  Less accumulated depreciation                           452,069           443,075
                                                      -----------       -----------
         Total plant and equipment, net                   397,841           395,580
                                                      -----------       -----------
                                                      $ 1,268,650       $   930,245
                                                      ===========       ===========










The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT
                     --------------------------------------

                                                       December 31,         July 2,
                                                           2000              2000
                                                       ------------     ------------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $   125,945       $   117,556
  Domestic notes payable                                   372,580            48,809
  Foreign loans                                             17,035            13,356
  Accrued liabilities                                      129,266           128,438
  Dividends payable                                          6,695                 -
  Federal and state income taxes                             4,853             4,619
                                                       -----------       -----------
         Total current liabilities                         656,374           312,778
                                                       -----------       -----------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment           15,611            15,679
  Deferred income tax liability                              8,451             4,011
  Accrued pension cost                                      12,079            11,428
  Accrued employee benefits                                 12,947            12,607
  Accrued postretirement health care obligation             64,203            65,765
  Long-term debt                                            98,615            98,512
                                                       -----------       -----------
         Total other liabilities                           211,906           208,002
                                                       -----------       -----------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                     289               289
  Additional paid-in capital                                36,053            36,478
  Retained earnings                                        722,224           721,980
  Accumulated other comprehensive loss                      (7,477)           (3,931)
  Unearned compensation on restricted stock                   (358)             (226)
  Treasury stock at cost, 7,328 and 7,181 shares,
    respectively                                          (350,361)         (345,125)
                                                       -----------       -----------
            Total shareholders' investment                 400,370           409,465
                                                       -----------       -----------
                                                       $ 1,268,650       $   930,245
                                                       ===========       ===========







The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)




                                            Three Months Ended        Six Months Ended
                                           ---------------------    --------------------
                                            Dec. 31     Dec. 26      Dec. 31    Dec. 26
                                              2000        1999         2000       1999
                                           ---------   ---------    ---------  ---------

NET SALES                                  $ 367,803   $ 422,238    $ 548,636  $ 721,171

COST OF GOODS SOLD                           298,197     322,515      453,232    566,066
                                           ---------   ---------    ---------  ---------

     Gross profit on sales                    69,606      99,723       95,404    155,105

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     32,756      33,196       66,368     62,836
                                           ---------   ---------    ---------  ---------

     Income from operations                   36,850      66,527       29,036     92,269

INTEREST EXPENSE                              (8,317)     (5,208)     (12,885)    (8,335)

GAIN ON DISPOSITION OF FOUNDRY ASSETS              -           -            -     16,545

OTHER INCOME, net                              3,100       3,985        5,473      5,618
                                           ---------   ---------    ---------  ---------

     Income before provision
       for income taxes                       31,633      65,304       21,624    106,097

PROVISION FOR INCOME TAXES                    11,705      24,160        8,000     39,250
                                           ---------   ---------    ---------  ---------

     Net income                            $  19,928   $  41,144    $  13,624  $  66,847
                                           =========   =========    =========  =========

EARNINGS PER SHARE DATA -

     Average shares outstanding               21,598      23,092       21,602     23,120
                                              ======      ======       ======     ======

     Basic earnings per share                 $ 0.92      $ 1.78       $ 0.63     $ 2.89
                                              ======      ======       ======     ======

     Diluted average shares outstanding       21,609      23,190       21,617     23,254
                                              ======      ======       ======     ======

     Diluted earnings per share               $ 0.92      $ 1.77       $ 0.63     $ 2.87
                                              ======      ======       ======     ======

CASH DIVIDENDS PER SHARE                      $ 0.31      $ 0.30       $ 0.62     $ 0.60
                                              ======      ======       ======     ======







The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                       -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  Dec. 31, 2000  Dec. 26, 1999
                                                       -------------  -------------
  Net income                                           $    13,624    $    66,847
  Adjustments to reconcile net income to net
    cash used for operating activities -
      Depreciation and amortization                         27,305         25,052
      Equity in earnings of
        unconsolidated affiliates                           (3,565)        (4,655)
      Loss (gain) on disposition of plant and
        equipment                                              279        (16,236)
      Provision (credit) for deferred income taxes           3,092         (2,913)
      Change in operating assets and liabilities -
        Increase in accounts receivable                   (236,511)      (200,916)
        Increase in inventories                            (83,574)      (118,079)
        Decrease (increase) in prepaid expenses                401         (3,356)
        Increase in accounts payable
          and accrued liabilities                           17,118         19,768
      Other, net                                           (14,796)        (5,131)
                                                       -----------    -----------
      Net cash used in operating activities               (276,627)      (239,619)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                         (32,364)       (39,440)
  Proceeds received on disposition of plant
    and equipment                                            2,599         23,509
  Other, net                                                 2,933          2,641
                                                       -----------    -----------
      Net cash used in investing activities                (26,832)       (13,290)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on loans and notes payable                327,450        229,253
  Dividends                                                (13,380)       (13,857)
  Purchase of common stock for treasury                     (6,118)       (17,661)
  Proceeds from exercise of stock options                      275          5,248
                                                       -----------    -----------
      Net cash provided by financing activities            308,227        202,983
                                                       -----------    -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                        (918)          (598)
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         3,850        (50,524)

CASH AND CASH EQUIVALENTS, beginning                        16,989         60,806
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, ending                      $    20,839    $    10,282
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $     9,838    $     6,872
                                                       ===========    ===========
  Income taxes paid                                    $     4,655    $    32,400
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

                                                                Three Months Ended                  Six Months Ended
                                                              -----------------------            ----------------------
                                                              Dec. 31,        Dec. 26,           Dec. 31,       Dec. 26,

                                                                 2000          1999                2000          1999
                                                              ---------     ---------            ----------    ---------


      Net income                                                $19,928           $41,144          $13,624     $66,847
      Unrealized gain(loss) on marketable securities               (544)              257             (800)      1,153
      Foreign currency translation adjustments                      519              (540)            (990)       (632)
      Loss on derivative instruments                             (1,768)                -           (1,756)          -
                                                                -------           -------          -------     -------


          Total comprehensive income                            $18,135           $40,861          $10,078     $67,368
                                                                =======           =======          =======     =======

      The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                                                         Dec. 31,               July 2,
                                                                           2000                  2000
                                                                         --------              ---------

      Unrealized gain(loss) on marketable securities                      $  (606)             $    194
      Cumulative translation adjustments                                   (5,115)               (4,125)
      Loss on derivative instruments                                       (1,756)                    -
                                                                         --------              --------
          Accumulated other comprehensive loss                            $(7,477)             $ (3,931)
                                                                          =======              ========


         At the beginning of the fiscal first quarter, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting FAS 133 on Accumulated Other Comprehensive Loss resulted in a loss of $15,000. During the quarter and the six months, the Company reclassified a derivative gain of $1,000 and derivative losses $26,000, respectively, to the income statement. The cumulative effect of adopting FAS 133 on the results of operations was immaterial.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         The Company enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than thirteen months. During the six months, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months. These forecasted transactions represent the exporting of products for which the Company will receive foreign currency and the importing of products for which the Company will be required to pay in a foreign currency.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of the Company's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:


                              RESULTS OF OPERATIONS

SALES

         Net sales for the second fiscal quarter totaled $368 million, a decrease of $54 million or 13% compared to the same period of the preceding year. This decrease was primarily the result of an unfavorable mix change in engines sold of $63 million. The sales mix skewed to lower priced, smaller horsepower engines. A weaker Euro compared to fiscal 2000 caused revenues to decline $10 million. Offsetting these decreases was a $21 million increase in sales dollars due to a 7% increase in engine unit shipments.

         Net sales for the six months ended December 2000 totaled $549 million, a decrease of $173 million or 24% compared to the first six months of the prior year. This decline resulted from a 12% decrease in engine unit sales amounting to $92 million, an unfavorable mix change in engines sold of $66 million and $15 million due to the weak Euro.


GROSS PROFIT MARGIN

         The gross profit rate decreased to 19% in the current quarter from 24% in the preceding year's second quarter. This resulted in lower gross profit of $17 million. One of the major reasons for the decrease was the $10 million reduction in revenue attributed to the weak Euro. Further, fewer engines produced resulted in $7 million in lower absorption. The mix of engines sold also had a negative impact on gross profit. Offsetting the reduction in gross profit was the recognition of greater pension income between the comparable periods because of the favorable performance in the Company's over funded pension plan. The second quarter of fiscal 2001 benefited from income that was $5 million higher than pension income recognized in the comparable period of fiscal 2000. Pension income recognized in the second quarter of fiscal 2001 was approximately $9 million.

         The gross profit rate for the six-month period decreased to 17% in the current year from 22% in the preceding year. This resulted in a $23 million of lower gross profit. This decrease resulted primarily from the same factors discussed above for the quarter. The impact of the Euro on revenues was $15 million of the decrease and an $8 million decrease due to production volume being down 5% between the comparable six-month periods. These decreases were offset by a favorable impact of $6 million of additional pension income. The six-month period of fiscal 2001 had pension income of $11 million.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The engineering, selling and administrative expenses remained the same between the second fiscal quarters of 2001 and 2000. Although expenses were similar in total, there was an increase of about $4 million due to planned expansions of staff and expenditures for business development and introduction of new products. Offsetting these increases were lower costs in labor benefits resulting from higher pension income of $2 million and lower profit sharing expenses of $2 million.

         The $4 million or 6% increase for the comparative six-month periods was due primarily to the same factors discussed above for the quarter. This reflects approximately $9 million for additional manpower and expenditures relating to new products and business development offset by $4 million of lower profit sharing costs and $2 million of pension income. The six-month period of fiscal 2001 had pension income of $3 million.

INTEREST EXPENSE

         Interest expense increased 60% or $3 million in the second quarter comparison and increased 55% or $5 million in the six-month comparison. These increases were the result of the Company's higher level of short-term borrowings to fund increased seasonal working capital needs. Inventories of finished engine units at the start of this fiscal year were higher than at the start of last fiscal year and have remained at higher levels comparable to last fiscal year.


GAIN ON DISPOSITION OF FOUNDRY ASSETS

         At the end of August 1999, the Company contributed its two ductile iron foundries to MTHC in exchange for $24 million in cash and $45 million aggregate par value convertible preferred stock. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of MTHC common stock. Pursuant to Emerging Issues Task Force Abstract No. 86-29, the Company considered this contribution to be a monetary transaction, given the significant amount of cash received, and recorded the consideration received at fair value. The preferred stock received was determined to have a fair value of $22 million based on provisions of the stock and the prevailing market returns for similar investments, estimated to be 30%, as of the date of the transaction.


PROVISION FOR INCOME TAXES

         The effective tax rate used in both the second quarter and six-month periods for the current year was 37%. This is management's estimate of what the rate will be for the entire 2001 fiscal year. Last year's rate was also 37% in both periods.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities for the six-month periods of fiscal 2001 and fiscal 2000 were $277 million and $240 million, respectively, a $37 million increase in requirements between the years.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         The fiscal 2001 cash flow from operating activities reflects decreased net income of $53 million, offset by lower gains on disposition of plant and equipment of $17 million. The lower gains on disposition of plant and equipment were because fiscal 2000 contained the disposition of the foundry assets. The increase in accounts receivable was higher in fiscal 2001 compared to fiscal 2000 by $36 million. This increase was caused by higher sales later in the fiscal second quarter and the timing of payments. The increase in inventories was $35 million less in fiscal 2001 compared to fiscal 2000. This decrease was the result of planned inventory increases in fiscal 2000 to replenish abnormally low inventories to more normal levels. The increase in Other Net is attributable to an increase in prepaid pension from the Company's over funded pension plan.

         Net cash used in investing activities totaled $26 million and $13 million in fiscal 2001 and fiscal 2000, respectively. The $13 million increase is attributed primarily to $23 million of cash received from the foundry transaction in fiscal 2000, offset by a $7 million decrease in capital expenditures in fiscal 2001. The decrease is due to timing of capital expenditures during the fiscal years.

         Net cash provided by financing activities amounted to $308 million and $203 million in fiscal 2001 and 2000, respectively, an increase of $105 million. These financing activities reflect higher levels of short-term borrowings in fiscal 2001 to fund seasonal working capital requirements, causing a $98 million increase in debt between the periods. Also, the Company repurchased fewer common shares in fiscal 2001 compared to fiscal 2000.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         In June 2000, the Board of Directors approved a repurchase of up to 2.0 million additional shares of the Company's common stock in open market or private transactions. Stock repurchases totaling .2 million shares were made in open market transactions in the first quarter of fiscal 2001. The Company did not purchase any shares in the second fiscal quarter of 2001 and does not anticipate repurchasing additional shares for the remainder of the fiscal year.

         Due to expected higher working capital requirements and lower available cash, the Company arranged for additional lines of credit amounting to $140 million during the second fiscal quarter of 2001. These lines expire in November 2001.

         Management expects cash flows for capital expenditures to total approximately $73 million in fiscal 2001. This capital expenditure level provides for base replacement, new product, and capacity and cost reduction requirements. This will be funded using available cash and short-term borrowings.

         The Company currently intends to increase future cash dividends per share at a rate approximating the inflation rate, subject to the discretion of its Board of Directors and requirements of applicable law.


                                     OUTLOOK

         The Company believes that sales for the third quarter will be similar to last year's third quarter. Slightly lower unit shipments and a weak Euro impact of approximately $8 million are expected, offset partially by a more favorable sales mix to higher-priced, higher horsepower engines. Gross margin dollars are anticipated to be about 8% lower than those in last year's third quarter driven down primarily by lower absorption of fixed costs. Engineering, selling and administrative expenses are projected to rise $1 million over last year's third quarter level, and interest expense is anticipated to be higher than last year by about $2 million assuming higher levels of working capital borrowings. The above-mentioned items are expected to result in a net income for the third quarter to be approximately 15% to 20% lower than the prior year's third quarter.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         For the full year, the Company now anticipates net sales to be down in the 8% to 10% range from last year. This projected decrease reflects the estimated effect of unit sales volumes that could be down 2% to 4%, a sales mix shift to a greater number of smaller horsepower engines and a continued weak Euro that is projected to lower sales between years by approximately $25 million.

         Further, it is expected that lower production volumes of 12% will have a significant impact on fiscal 2001. Last year the Company's facilities produced, to not only meet record demand, but also to build up severely depleted inventories to allow it to service the customer better. Demand in fiscal 2001 is expected to be down, and the Company is working towards reducing finished goods inventory by fiscal year end. The full year impact of this lower production level is estimated to be almost $20 million on an after tax basis.

         Therefore the Company expects net income for the full year to be in a range from $70 million to $75 million.



                                  OTHER MATTERS

         On October 5, 2000, it was announced that one of the Company's largest customers, the Murray Group, was acquired by Summersong Investments, Inc. The Company does not expect this acquisition to adversely impact its annual supply arrangement with the Murray Group for the current outdoor power equipment-selling season.

         In September 2000, the Emerging Issues Task Force (EITF) issued EITF Abstract No. 00-10 "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 prescribes guidance regarding the income statement classification of costs incurred for shipping and handling fees and costs. This guidance requires shipping fees to be recognized in revenue and shipping costs to be recognized in cost of sales. This statement is to be effective during the fourth quarter of fiscal 2001, concurrent with the adoption of SAB 101. The Company will reclassify shipping fee revenue out of cost of sales, where it currently is classified as a reduction of shipping costs, and into revenue.

         In January 2001, EITF Abstract No. 00-22 "Accounting for `Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future" was issued. EITF No. 00-22 prescribes guidance requiring certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred, and reported as a reduction of revenue. The adoption of EITF No. 00-22 will not impact the results of operations because the Company's past and current accounting policy is to report such costs as reductions of revenue.

         The effective dates of EITF No. 00-10 and EITF No. 00-22 are June 30, 2001. The Company does not believe that the adoption of EITF No. 00-10 and EITF No. 00-22 will have a material effect on the results of operations of the Company.


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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES




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


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number          Description

         10.0            Amendment to Economic Value Added Incentive
                         Compensation Plan*

         10.1            Amendment to Key Employee Savings and Investment Plan*

         11              Computation of Earnings Per Share of Common Stock*

         12              Computation of Ratio of Earnings to Fixed Charges*


         *Filed herewith

(b)      Reports on Form 8-K.

         There were no reports on Form 8-K for the second quarter ended December 31, 2000.

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


                              BRIGGS & STRATTON CORPORATION
                              -----------------------------
                                      (Registrant)



Date:  February 12, 2001      /s/ James E. Brenn
                              -------------------------------------------------
                              James E. Brenn
                              Senior Vice President and Chief Financial Officer



Date:  February 12, 2001      /s/ Todd J. Teske
                              -------------------------------------------------
                              Todd J. Teske
                              Controller

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX




         Exhibit
         Number          Description

          10.0           Amendment to Economic Value Added Incentive
                         Compensation Plan*

          10.1           Amendment to Key Employee Savings and Investment Plan*

          11             Computation of Earnings Per Share of Common Stock*

          12             Computation of Ratio of Earnings to Fixed Charges*

          *Filed herewith