Form 10-Q
period 2001-04-01
BRIGGS & STRATTON CORP
filed 2001-04-27
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001

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


                                                                 Outstanding at
Class                                                            April 23, 2001
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        21,598,983 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX





                                                                                                                Page No.
                                                                                                                --------
PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Consolidated Condensed Balance Sheets -
                     April 1, 2001 and July 2, 2000                                                               3

                   Consolidated Condensed Statements of Income -
                     Three Months and Nine Months ended
                     April 1, 2001 and March 26, 2000                                                             5

                   Consolidated Condensed Statements of Cash Flow -
                     Nine Months ended April 1, 2001 and
                     March 26, 2000                                                                               6

                   Notes to Consolidated Condensed Financial
                     Statements                                                                                   7

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                          8

          Item 3.  Quantitative and Qualitative Disclosures About
                     Market Risk                                                                                 12


PART II - OTHER INFORMATION

          Item 6.  Exhibits and Reports on Form 8-K                                                              13

          Signatures                                                                                             13

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)




                                   ASSETS
                                   ------
                                                        April 1,           July 2,
                                                          2001              2000
                                                      ------------      -----------
                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                           $    30,126       $    16,989
  Accounts receivable, net                                386,617           140,097
  Inventories -
   Finished products and parts                            224,379           181,800
   Work in process                                         65,635            70,908
   Raw materials                                            4,887             5,066
                                                      -----------       -----------
         Total inventories                                294,901           257,774
  Future income tax benefits                               41,296            39,138
  Prepaid expenses and other current assets                20,026            17,999
                                                      -----------       -----------
         Total current assets                             772,966           471,997
                                                      -----------       -----------

OTHER ASSETS:
  Investments                                              49,631            50,228
  Prepaid pension                                          27,018             5,506
  Capitalized software                                      6,808             6,934
                                                      -----------       -----------
         Total other assets                                83,457            62,668
                                                      -----------       -----------

PLANT AND EQUIPMENT:
  Cost                                                    863,549           838,655
  Less accumulated depreciation                           464,031           443,075
                                                      -----------       -----------
         Total plant and equipment, net                   399,518           395,580
                                                      -----------       -----------
                                                      $ 1,255,941       $   930,245
                                                      ===========       ===========










The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)


                      LIABILITIES & SHAREHOLDERS' INVESTMENT
                      --------------------------------------

                                                         April 1,           July 2,
                                                           2001              2000
                                                       ------------     ------------
                                                       (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                     $   106,030       $   117,556
  Domestic notes payable                                   336,770            48,809
  Foreign loans                                             13,908            13,356
  Accrued liabilities                                      132,242           128,438
  Dividends payable                                          6,696                 -
  Federal and state income taxes                            17,099             4,619
                                                       -----------       -----------
         Total current liabilities                         612,745           312,778
                                                       -----------       -----------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment           15,574            15,679
  Deferred income tax liability                             12,226             4,011
  Accrued pension cost                                      12,557            11,428
  Accrued employee benefits                                 13,180            12,607
  Accrued postretirement health care obligation             65,584            65,765
  Long-term debt                                            98,666            98,512
                                                       -----------       -----------
         Total other liabilities                           217,787           208,002
                                                       -----------       -----------

SHAREHOLDERS' INVESTMENT:
  Common stock-
    Authorized 60,000 shares, $.01 par value,
      Issued 28,927 shares                                     289               289
  Additional paid-in capital                                36,043            36,478
  Retained earnings                                        745,421           721,980
  Accumulated other comprehensive loss                      (5,690)           (3,931)
  Unearned compensation on restricted stock                   (331)             (226)
  Treasury stock at cost, 7,328 and 7,181 shares,
    respectively                                          (350,323)         (345,125)
                                                       -----------       -----------
            Total shareholders' investment                 425,409           409,465
                                                       -----------       -----------
                                                       $ 1,255,941       $   930,245
                                                       ===========       ===========







The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)



                                            Three Months Ended       Nine Months Ended
                                           ---------------------    --------------------
                                            Apr. 01     Mar. 26      Apr. 01    Mar. 26
                                              2001        2000         2001       2000
                                           ---------   ---------    ---------  ---------
NET SALES                                  $ 430,221   $ 468,678    $ 978,857 $1,189,849

COST OF GOODS SOLD                           343,826     366,838      797,058    932,904
                                           ---------   ---------    --------- ----------

     Gross profit on sales                    86,395     101,840      181,799    256,945

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     33,649      33,285      100,017     96,121
                                           ---------   ---------    --------- ----------

     Income from operations                   52,746      68,555       81,782    160,824

INTEREST EXPENSE                              (8,804)     (6,816)     (21,689)   (15,151)

GAIN ON DISPOSITION OF FOUNDRY ASSETS              -           -            -     16,545

OTHER INCOME, net                              3,497       5,027        8,970     10,645
                                           ---------   ---------    --------- ----------

     Income before provision
       for income taxes                       47,439      66,766       69,063    172,863

PROVISION FOR INCOME TAXES                    17,550      24,710       25,550     63,960
                                           ---------   ---------    --------- ----------

NET INCOME                                 $  29,889   $  42,056    $  43,513 $  108,903
                                           =========   =========    ========= ==========

EARNINGS PER SHARE DATA -

     Average shares outstanding               21,599      22,842       21,600     23,021
                                              ======      ======       ======     ======

     Basic earnings per share                 $ 1.38      $ 1.84       $ 2.01     $ 4.73
                                              ======      ======       ======     ======

     Diluted average shares outstanding       21,612      22,866       21,614     23,104
                                              ======      ======       ======     ======

     Diluted earnings per share               $ 1.38      $ 1.84       $ 2.01     $ 4.71
                                              ======      ======       ======     ======

CASH DIVIDENDS PER SHARE                      $ 0.31      $ 0.30       $ 0.93     $ 0.90
                                              ======      ======       ======     ======







The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                              Nine Months Ended
                                                       ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                  Apr. 01, 2001  Mar. 26, 2000
                                                       -------------  -------------
  Net income                                           $    43,513    $   108,903
  Adjustments to reconcile net income to net
    cash used for operating activities -
      Depreciation and amortization                         41,685         38,158
      Equity in earnings of
        unconsolidated affiliates                           (5,092)        (8,209)
      Loss (gain) on disposition of plant and
        equipment                                              371        (16,271)
      Increase in prepaid pension                          (21,512)        (9,223)
      Provision (credit) for deferred income taxes           6,611         (4,062)
      Change in operating assets and liabilities -
      Increase in accounts receivable                     (249,365)      (239,750)
        Increase in inventories                            (37,128)      (103,852)
        Decrease (increase) in prepaid expenses
          and other current assets                           2,341         (1,928)
        Increase in accounts payable
          and accrued liabilities                           12,457         57,160
      Other, net                                             1,571           (177)
                                                       -----------    -----------
      Net cash used in operating activities               (204,548)      (179,251)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                         (48,645)       (53,861)
  Proceeds received on disposition of plant
    and equipment                                            2,770         23,882
  Other, net                                                 2,933          5,141
                                                       -----------    -----------
      Net cash used in investing activities                (42,942)       (24,838)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on loans and notes payable                288,513        216,957
  Dividends                                                (20,072)       (20,683)
  Purchase of common stock for treasury                     (6,118)       (43,188)
  Proceeds from exercise of stock options                      275          5,561
                                                       -----------    -----------
      Net cash provided by financing activities            262,598        158,647
                                                       -----------    -----------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                      (1,971)        (1,559)
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        13,137        (47,001)

CASH AND CASH EQUIVALENTS, beginning                        16,989         60,806
                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, ending                      $    30,126    $    13,805
                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                        $    21,362    $    16,217
                                                       ===========    ===========
  Income taxes paid                                    $     6,574    $    58,657
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

                                                                  Three Months Ended               Nine Months Ended
                                                                  ------------------             ---------------------
                                                                Apr. 1,        Mar. 26,            Apr. 1,       Mar. 26,
                                                                 2001            2000               2001           2000
                                                              ----------     ----------          ----------    ------------
      Net income                                              $   29,889     $   42,056          $   43,513    $    108,903
      Unrealized (loss)gain on marketable securities                 (66)         1,602                (866)          2,755
      Foreign currency translation adjustments                    (1,092)        (1,024)             (2,082)         (1,656)
      Gain on derivative instruments                               2,945              -               1,189               -
                                                              ----------     ----------          ----------    ------------
          Total comprehensive income                          $   31,676     $   42,634          $   41,754    $    110,002
                                                              ==========     ==========          ==========    ============

      The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                                                        Apr. 1,            July 2,
                                                                          2001              2000
                                                                       ---------         ---------
      Unrealized (loss)gain on marketable securities                   $    (672)        $     194
      Cumulative translation adjustments                                  (6,207)           (4,125)
      Gain on derivative instruments                                       1,189                 -
                                                                       ---------         ---------
          Accumulated other comprehensive loss                         $  (5,690)        $  (3,931)
                                                                       =========         =========

         At the beginning of the fiscal first quarter, the Company adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting FAS 133 on Accumulated Other Comprehensive Loss resulted in a loss of $15 thousand. For both the quarter and the nine months, the Company reclassified derivative gains of $2.5 million to the income statement. The cumulative effect of adopting FAS 133 on the results of operations was immaterial.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         The Company enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than thirteen months. During the nine months, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months. These forecasted transactions represent the exporting of products for which the Company will receive foreign currency and the importing of products for which the Company will be required to pay in a foreign currency.

         In September 2000, the Emerging Issues Task Force (EITF) issued EITF Abstract No. 00-10 "Accounting for Shipping and Handling Fees and Costs". EITF No. 00-10 prescribes guidance regarding the income statement classification of costs incurred for shipping and handling fees and costs. This guidance requires shipping fees to be recognized in revenue and shipping costs to be recognized in cost of sales. This statement is to be effective during the fourth quarter of fiscal 2001. The Company will reclassify shipping fee revenue out of cost of sales, where it currently is classified as a reduction of shipping costs, and into revenue.

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


                              RESULTS OF OPERATIONS


SALES

         Net sales for the third fiscal quarter totaled $430 million, a decrease of $38 million or 8% compared to the same period of the preceding year. A major portion of the decrease was the result of an unfavorable mix change in engines sold of $18 million. Sales of small horsepower engines remained about the same between comparable periods but fewer larger horsepower engines were sold. Larger engines are used primarily on riding mower equipment. There appears to be adequate inventory of riding equipment at original equipment manufacturers and at retail to handle this season's anticipated demand; therefore, fewer of these engines have been shipped this quarter. Sales declined $10 million between years due to lower shipments of service parts and replacement engines as the Company's distributors have adequate stocks for the upcoming repair season and are controlling their inventory levels. The impact of a weaker Euro compared to fiscal 2000 caused revenues to be $6 million lower than last year.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         Net sales for the nine months totaled $979 million, a decrease of $211 million or 18% compared to the first nine months of the prior year. This decline resulted from an unfavorable mix change in engines sold of $93 million, a 7% decrease in engine unit sales amounting to $80 million, $21 million due to the weak Euro, and lower service parts and replacement engines sales of $18 million. The unfavorable mix and volume decrease were caused by the lower sales of larger horsepower units for riding mowers as described above and lower sales of engines for generator applications. The entire generator market has been weak due to excess inventories left over from Y2K buildup.


GROSS PROFIT MARGIN

         The gross profit rate decreased to 20% in the current quarter from 22% in the preceding year's third quarter. The major reasons for the decrease were a 12% decrease in engine unit production resulting in $7 million of lower absorption and $6 million due to the weak Euro. Production volumes were lowered to address the decreased unit sales and to control the level of the fiscal year-end finished goods inventory. Offsetting the reduction in gross profit were lower costs in labor benefits resulting from higher pension income of $4 million and lower profit sharing expenses of $3 million.

         The gross profit rate for the nine-month period decreased to 19% in the current year from 22% in the preceding year. This decrease resulted primarily from the same factors discussed above for the quarter. The impact of the Euro was $21 million of the decrease and an 8% decrease in production volume created $15 million of lower spending efficiencies and $12 million of lower absorption. These decreases were offset by a favorable impact of $10 million of additional pension income and $6 million of lower profit sharing expenses.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The engineering, selling and administrative expenses remained the same between the third fiscal quarters of 2001 and 2000. Although expenses were similar in total, there was an increase of about $5 million due to planned expansions of staff and expenditures for business development and introduction of new product. Offsetting these increases were lower costs in labor benefits resulting from lower profit sharing expenses of $4 million and an additional $1 million of pension income.

         The $4 million or 4% increase for the comparative nine-month periods was due primarily to the same factors discussed above for the quarter. This reflects approximately $13 million for additional manpower and expenditures relating to new product and business development offset by $7 million of lower profit sharing costs and an additional $3 million of pension income.


INTEREST EXPENSE

         Interest expense increased 29% or $2 million between years for the third quarter and 43% or $7 million between years for nine months. These increases were the result of the Company's higher level of short-term borrowings to fund increased seasonal working capital needs.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


GAIN ON DISPOSITION OF FOUNDRY ASSETS

         At the end of August 1999, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc.,(MTHC), in exchange for $24 million in cash and $45 million aggregate par value convertible preferred stock. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of MTHC common stock. Pursuant to Emerging Issues Task Force Abstract No. 86-29, the Company considered this contribution to be a monetary transaction, given the significant amount of cash received, and recorded the consideration received at fair value. The preferred stock received was determined to have a fair value of $22 million based on provisions of the stock and the prevailing market returns for similar investments, estimated to be 30%, as of the date of the transaction.


PROVISION FOR INCOME TAXES

         The effective tax rate used in both the third quarter and nine-month periods for the current year was 37%. This is management's estimate of what the rate will be for the entire 2001 fiscal year. Last year's rate was also 37% in both periods.


              PROPOSED GENERAC PORTABLE PRODUCTS, INC., ACQUISITION

         The Company announced on March 1, 2001, that it had signed a letter of intent to acquire Generac Portable Products, Inc., (Generac), of Jefferson, Wisconsin, for $55 million cash and subject to approximately $210 million of outstanding Generac debt. On March 22, 2001, the Company signed a definitive agreement to acquire Generac on terms consistent with the letter of intent previously announced. Generac is a leading designer, manufacturer and marketer of engine-powered products. Generac's two principal product lines are portable generators and pressure washers. The acquisition is slated to close in the fourth quarter of fiscal 2001 and the Company expects to fund it with debt financing.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities for the nine-month periods of fiscal 2001 and fiscal 2000 were $205 million and $179 million, respectively, a $25 million increase in requirements between the years.

         The fiscal 2001 cash flow from operating activities reflects decreased net income of $65 million, including lower gains on the disposition of plant and equipment of $17 million. The lower gains on disposition of plant and equipment were because fiscal 2000 contained the disposition of the foundry assets. The increase in inventories was $67 million less in fiscal 2001 compared to fiscal 2000. This decrease was the result of planned inventory increases in fiscal 2000 to replenish abnormally low inventories to more normal levels. The increase in accounts payable and accrued liabilities was $45 million less in fiscal 2001 compared to fiscal 2000. The decrease was due to timing of payments in accounts payable, accrued salaries, and accrued payroll taxes and lack of accruals for profit sharing due to lower performance. The $12 million increase in prepaid pension is attributable to the Company's over funded pension plan. Also due to the timing of payments was the $10 million increase in accounts receivable in fiscal 2001 compared to fiscal 2000.

         Net cash used in investing activities totaled $43 million and $25 million in fiscal 2001 and fiscal 2000, respectively. The $18 million increase is attributed primarily to $24 million of cash received from the foundry transaction in fiscal 2000, offset by a $5 million decrease in capital expenditures in fiscal 2001.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         Net cash provided by financing activities amounted to $263 million and $159 million in fiscal 2001 and 2000, respectively, an increase of $104 million. These financing activities reflect higher levels of short-term borrowings in fiscal 2001 to fund seasonal working capital requirements, primarily inventory, causing a $72 million increase in debt between the periods. Also, the Company repurchased fewer common shares in fiscal 2001 compared to fiscal 2000.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         The Company has remaining authorization to buy up to 1.8 million shares of company stock in open market or private transactions under the June 2000 Board of Directors' authorization to repurchase up to 2.0 million shares. The Company did not purchase any shares in the third quarter of fiscal 2001 and does not anticipate repurchasing additional shares for the remainder of fiscal 2001 or fiscal 2002.

         Due to expected higher working capital requirements and lower available cash, the Company arranged for an additional line of credit amounting to $140 million during the second fiscal quarter of 2001. This line expires in November 2001. In connection with the proposed acquisition of Generac, the Company expects to issue long-term debt to make the acquisition, replace the outstanding Generac debt and replace the credit line expiring in November 2001. The Company also plans to operate in the first half of fiscal 2002 with working capital requirements for inventory that are lower than those in the comparable period of fiscal 2001.

         The increased debt that results from the Generac acquisition and the replacement of the expiring credit line is presently expected to increase interest expense to approximately $50 million for fiscal 2002.

         Management expects cash flows for capital expenditures to total approximately $65 million in fiscal 2001 and $65 to $70 million for fiscal 2002. These capital expenditure levels provide for base replacement, new product, and capacity and cost reduction requirements. They will be funded using available cash and short-term borrowings.

         The Company currently intends to increase future cash dividends per share at a rate approximating the inflation rate, subject to the discretion of its Board of Directors, any applicable restrictions on the payment of dividends and requirements of applicable law.

         The Company believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund its capital requirements for the foreseeable future.


                                     OUTLOOK

         The Company projects fourth quarter net sales for the engine business to be down 5-8% between years. Generac sales after the completion of the acquisition are anticipated to add $50 to $55 million of sales in the fourth quarter, assuming the acquisition closes as scheduled. The gross profit percentage is expected to be in the 15.5% to 16.5 % range, lower than last year's fourth quarter percentage. This is driven by an estimate of 35% to 45% lower engine production as the Company reflects weaker shipments and brings inventories to a level lower than they were last fiscal year-end. The Company's engineering, selling and administrative expenses for the fourth quarter are projected to decrease around 15% from last year's level because of lower benefit costs in fiscal 2001. However, Generac will add $9 to $10 million of expenses to this category. Finally, interest expense is anticipated to be higher than last year by $5 million. About $4 million of this increase is due to the debt associated with the Generac acquisition.

         These projections for the fourth quarter should result in a range of net income for the full year that is now expected to be $55 to $60 million.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         Fiscal 2002 will be the first full year combining Generac's and the Company's results. At the current time consolidated net sales are estimated to approach $1.7 billion. This number reflects the belief that both generator sales and engine sales for generators will return to a more normal level, and engine sales for lawn and garden equipment will remain stable between fiscal 2001 and 2002. The projection reflects a continued weak Euro. Gross profits are anticipated to improve primarily because of higher engine unit sales, and greater production that will spread fixed costs over more units. Gross profit margins are expected to be approximately 20%. Engineering, selling and administrative expenses are estimated at 11% of net sales. This percentage is higher than the Company's traditional target because of the higher percentage of sales committed to selling expenses at Generac. Depreciation is expected to be $58 million and goodwill amortization $8 million.


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


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

         Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "objective", "plan", "seek", "think", "will" and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, our ability to successfully forecast demand for our products and appropriately adjust our manufacturing levels; changes in our operating expenses; our ability to complete our proposed acquisition of Generac Portable Products, Inc. and successfully integrate it into our operations; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers ("OEMs"); changes in the expected speed and timing of the reduction of generator inventories of Generac and other generator manufacturers and retailers which had been built up in anticipation of Y2K concerns; actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including accounting standards; work stoppages or other consequences of any deterioration in our employee relations; changes in consumer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since the September 7, 2000 filing of the Company's Annual Report on Form 10-K.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number   Description

         2 Agreement and Plan of Merger, dated as of March 21, 2001, by and among Briggs & Stratton Corporation, GPP Merger Corporation, Generac Portable Products, Inc. and the Beacon Group III - Focus Value Fund, L.P. (incorporated herein by reference to Exhibit 2 to Briggs & Stratton Corporation's Current Report on Form 8-K dated March 21, 2001).

         11       Computation of Earnings Per Share of Common Stock*

         12       Computation of Ratio of Earnings to Fixed Charges*


         *Filed herewith

(b)      Reports on Form 8-K.

         On March 1, 2001, the Company filed a report on Form 8-K dated March 1, 2001, to report the signing of a letter of intent to acquire Generac Portable Products, Inc.

         On March 23, 2001, the Company filed a report on Form 8-K dated March 21, 2001, to report that it had signed a definitive agreement to acquire Generac Portable Products, Inc.


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


                             BRIGGS & STRATTON CORPORATION
                             -----------------------------
                                    (Registrant)



Date:  April 26, 2001        /s/ James E. Brenn
                             ---------------------------------------------------
                             James E. Brenn
                             Senior Vice President and Chief Financial Officer
                             and Duly Authorized Officer

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX




         Exhibit
         Number         Description

            2 Agreement and Plan of Merger, dated as of March 21, 2001, by and among Briggs & Stratton Corporation, GPP Merger Corporation, Generac Portable Products, Inc. and the Beacon Group III - Focus Value Fund, L.P. (incorporated herein by reference to Exhibit 2 to Briggs & Stratton Corporation's Current Report on Form 8-K dated March 21, 2001).

            11          Computation of Earnings Per Share of Common Stock*

            12          Computation of Ratio of Earnings to Fixed Charges*

            *Filed herewith