Form 10-K
period 2001-07-01
BRIGGS & STRATTON CORP
filed 2001-09-12
CIK 14195

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended         JULY 1, 2001
                                        --------------------

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                           --------       ------------

Commission file number 1-1370

                          BRIGGS & STRATTON CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

    A Wisconsin Corporation                                    39-0182330
 ------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

         12301 WEST WIRTH STREET
          WAUWATOSA, WISCONSIN                                  53222
          --------------------                                  -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  414-259-5333

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class                       Name of Each Exchange on Which Registered
       -------------------                       -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $799,176,000 based on the reported last sale price of such securities as of August 23, 2001.

Number of Shares of Common Stock Outstanding at August 23, 2001: 21,598,983.


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                           Part of Form 10-K Into Which Portions
             Document                          of Document are Incorporated
             --------                      -------------------------------------
Proxy Statement for Annual Meeting
        on October 17, 2001                                Part III

The Exhibit Index is located on page 40.

                          BRIGGS & STRATTON CORPORATION
                       2001 FORM 10-K - TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I
Item 1.      Business                                                                                   1
Item 2.      Properties                                                                                 5
Item 3.      Legal Proceedings                                                                          5
Item 4.      Submission of Matters to a Vote of Security Holders                                        5
             Executive Officers of the Registrant                                                       6
PART II
Item 5.      Market for the Registrant's Common Equity and Related Stockholder Matters                  7
Item 6.      Selected Financial Data                                                                    9
Item 7.      Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                  10
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                14
Item 8.      Financial Statements and Supplementary Data                                               15
Item 9.      Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure                                                                   36
PART III
Item 10.     Directors and Executive Officers of the Registrant                                        36
Item 11.     Executive Compensation                                                                    36
Item 12.     Security Ownership of Certain Beneficial Owners and Management                            36
Item 13.     Certain Relationships and Related Transactions                                            36
PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                           36
             Signatures                                                                                39

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Certain statements in Item 1. Business, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Letter to Shareholders may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "objective", "plan", "seek", "think", "will" and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, our ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; our ability to successfully integrate the acquisition of Generac Portable Products, Inc. into our operations; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; changes in consumer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

                                     PART I

ITEM 1. BUSINESS

Briggs & Stratton Corporation (the Company) is the world's largest producer of air cooled gasoline engines for outdoor power equipment. The Company designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are primarily aluminum alloy gasoline engines ranging from 3 through 25 horsepower.

Additionally, through the Company's wholly-owned subsidiary, Generac Portable Products, Inc. (Generac), acquired on May 15, 2001, the Company is a leading designer, manufacturer and marketer of portable generators, pressure washers and related accessories.

Since its acquisition of Generac, the Company conducts its operations in two reportable segments: engines and Generac Portable Products. Further information about the Company's business segments is contained in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report.

ENGINES

GENERAL

The Company's engines are used primarily by the lawn and garden equipment industry, which accounted for 84% of fiscal 2001 OEM engine sales. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 16% of OEM sales in fiscal 2001 were for use on many products for industrial, construction, agricultural and consumer applications, including generators, pumps and pressure washers. Many retailers specify the Company's engines on the powered equipment they sell and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is just a component. Briggs & Stratton engines are marketed under various brand names including Classic(TM), Sprint(TM), Quattro(TM), Quantum(R), INTEK(TM), I/C(R), Industrial Plus(TM) and Vanguard(TM).

In fiscal 2001, approximately 25% of the Company's net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Canada, the Czech Republic, France, Germany, Mexico, New Zealand, South Africa, Sweden and the United Kingdom. The Company is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. The Company also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. The Company's marketing staff and engineers in the United States provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. The Company owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to approximately 34,000 independently owned, authorized service dealers throughout the world. These distributors and service dealers implement Briggs & Stratton's commitment to reliability and service.

CUSTOMERS

The Company's engine sales are made primarily to original equipment manufacturers. The Company's three largest engine customers in each of the last three fiscal years were AB Electrolux (principally its Electrolux Home Products group), MTD Products Inc. and the Murray Group (owned by Summersong Investments, Inc.). Sales to each of these customers were more than 10% of net sales in fiscal 2001, 2000, and 1999. Sales to all three combined were 46% of net sales in fiscal 2001, 44% of net sales in fiscal 2000 and 42% of net sales in fiscal 1999. Under purchasing plans available to all of its gasoline engine customers, the Company typically enters into annual engine supply arrangements with these large customers. The Company has no reason to anticipate a change in this practice.

Over the past several years, sales in the United States of lawn and garden equipment by mass merchandisers have increased significantly, while sales by independent distributors and dealers have declined. The Company believes that in fiscal 2001 more than 75% of all lawn and garden equipment sold in the United States was sold through mass merchandisers such as Sears, The Home Depot, Inc. (The Home Depot), Wal*Mart Stores, Inc. and Lowe's Home Centers, Inc. (Lowe's). Given the buying power of the mass merchandisers, the Company, through its customers, has continued to experience pricing pressure. The Company expects that this pricing trend will continue in the foreseeable future. The Company believes that a similar trend has developed for engine products for industrial and consumer applications outside of the lawn and garden market.

COMPETITION

The small gasoline engine industry is highly competitive. The Company's major domestic competitors in engine manufacturing are Tecumseh Products Company (Tecumseh), Honda Motor Co., Ltd. (Honda), Kohler Co. and Kawasaki Heavy Industries, Ltd. (Kawasaki). Also, a domestic lawn mower manufacturer, Toro Co. under its Lawn-Boy brand, manufactures some of their own engines. Eight Japanese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with the Company in world markets in the sale of engines to other OEMs and indirectly through their sale of end products. Tecumseh Europa S.p.A., located in Italy, is a major competitor in Europe.

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

In order to efficiently use its capital investments and meet seasonal demand for engines, the Company pursues a relatively balanced production schedule throughout the year, subject to ongoing adjustment to reflect changes in estimated demand, customer inventory levels and other matters outside the control of the Company. Accordingly, inventory levels are generally higher during the first and second fiscal quarters in anticipation of increased customer demand in the third fiscal quarter, at which time inventory levels begin to decrease as sales increase. This seasonal pattern, which results in high inventories and low cash flow for the Company in the second and the beginning of the third fiscal quarters, shifts ultimately to higher cash flow in the latter portion of the third fiscal quarter and in the fourth fiscal quarter as inventories are liquidated and receivables are collected.

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

The Company has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan, with Puling Machinery Works and Yimin Machinery Plant for the production of engines in China and with Starting Industrial of Japan for the production of rewind starters in the U.S. The Company also has a joint venture in India with Hero Motors, part of the Hero Group, for the manufacture of engines and transmissions for use in two wheel transportation vehicles.

The Company has a strategic relationship with Mitsubishi Heavy Industries (MHI) for the global distribution of air cooled gasoline engines manufactured by MHI in Japan under the Company's Vanguard(TM) brand.

GENERAC PORTABLE PRODUCTS

GENERAL

In May 2001, Briggs & Stratton Corporation acquired Generac (the company). Generac's two principal product lines are portable generators and pressure washers. The company sells its products through multiple channels of retail distribution, including the leading home center chains, mass merchants and warehouse clubs as well as independent dealers. Generac or its predecessor has been a major supplier of portable generators to Sears since 1961 and is a major supplier to Sears of pressure washers, both marketed under the Craftsman(TM) label. The company is also a core supplier of portable generators and pressure washers, both marketed under the Generac Portable Products label, to The Home Depot and Lowe's. In addition, the company is a core supplier for many of the leading retail home centers and do-it-yourself retailers throughout the United States, Canada and Europe.

The company sells its products to mass merchants, home centers and independent dealers who sell to consumers. Generac has assembled a comprehensive after-sales service network in North America for portable generators and pressure washers comprised of approximately 3,000 authorized independent dealers. Although most independent dealers do not generate the traffic to be competitive with mass merchants, home centers or warehouse clubs, Generac continues to maintain its independent dealer network for the express purpose of providing the after sales service capability that supports its products.

To support the company's European power generator business, local sales offices have been established in the United Kingdom, Germany and Spain.

CUSTOMERS

The company sells to consumer home centers and warehouse clubs, as well as mass merchants, hardware stores and outdoor power equipment dealers. Historically, the major customers have been Costco, The Home Depot and Sears. Other U.S. retail customers include B.J.'s Wholesale Club, Lowe's, Sam's Club and Tru-Serv Incorporated.

COMPETITION

The U.S. engine powered tools industry has experienced significant consolidation over the last 10 to 15 years. The number of competitors in its product categories has decreased from approximately 20 in 1985 to approximately 10 today, of which only four companies have national distribution capabilities. The principal competitive factors in the engine powered tools industry include price, service, product performance, technical innovation and delivery. In the manufacture and sale of portable generators, Generac competes primarily with Coleman Powermate (a division of The Coleman Company, Inc.) and Honda. In the manufacture and sale of pressure washers, Generac competes primarily with DeVilbiss Air Power Company (an affiliate of Pentair, Inc.) and to a lesser extent, with The Coleman Company, Inc., Alfred Karcher GmbH & Co. and Campbell Hausfeld (an affiliate of Berkshire Hathaway, Inc.).

The company believes it has the largest North American market share of portable generators and a significant share of consumer pressure washers.

SEASONALITY OF DEMAND

Sales of Generac's products are subject to seasonal patterns. Due to seasonal and regional weather factors, sales of pressure washers and related working capital requirements are typically higher during the fiscal third and fourth quarters than at other times of the year. Sales of generators are typically higher during the summer storm season. The residential and commercial construction markets are sensitive to cyclical changes in the economy.

MANUFACTURING

Generac's manufacturing location in the United States is in Jefferson, Wisconsin. In this facility the company primarily produces portable generators and pressure washers. Generac manufactures core components for portable generators and pressure washers, including alternators and pressure washer pumps, where such integration improves operating profitability by providing lower costs.

Generac purchases engines from its parent, Briggs & Stratton Corporation, as well as from Generac Power Systems, Inc., Tecumseh and Honda. The company has not experienced any difficulty obtaining necessary purchased components.

To service Generac's European customer base more effectively, the company designs and assembles its European products in its Cheshire, England facility. This facility imports alternators, engines and other components and assembles portable generators to meet European product requirements.

CONSOLIDATED

GENERAL INFORMATION

The Company holds certain patents on features incorporated in its products; however, the success of the Company's business is not considered to be primarily dependent upon patent protection. Licenses, franchises and concessions are not a material factor in the Company's business.

For the years ending July 1, 2001, July 2, 2000 and June 27, 1999, the Company spent approximately $21.5 million, $24.3 million and $17.9 million, respectively, on Company sponsored research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by the Company during the fiscal year was 7,160. Employment ranged from a low of 6,447 in May 2001 to a high of 7,489 in October 2000.

EXPORT SALES

Export sales for fiscal 2001 were $325.6 million (25% of total sales), for fiscal 2000 were $358.1 million (23% of total sales) and for fiscal 1999 were $316.1 million (21% of total sales). These sales were principally to customers in European countries. See Note 5 of Notes to Consolidated Financial Statements for financial information about geographic areas. Also, see Item 7A and Note 12 of Notes to Consolidated Financial Statements for information about the Company's foreign exchange risk management.

ITEM 2. PROPERTIES

The corporate offices and one of the Company's engine manufacturing facilities are located in a suburb of Milwaukee, Wisconsin. The Company also has engine manufacturing facilities in Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama and Statesboro, Georgia. These are owned facilities containing
3.6 million square feet of office and production area. The Company occupies warehouse space totalling 400,000 square feet in a suburb of Milwaukee, Wisconsin under a reservation of interest agreement. The Company also leases 80,000 square feet of engine component manufacturing space in the Milwaukee area.

Generac's offices and one of its manufacturing facilities are located in Jefferson, Wisconsin. Generac also has a manufacturing facility in Cheshire, England. These are owned facilities containing 295,000 square feet of office and production area. Generac leases warehouse space totalling 270,000 square feet in 5 communities in Wisconsin.

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

The Company leases approximately 207,000 square feet of space to house its foreign sales and service operations in Australia, Austria, Canada, China, the Czech Republic, France, Germany, Mexico, the Netherlands, New Zealand, Russia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom.

The Company's owned properties are well maintained. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings that are required to be reported under this item.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended July 1, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

               Name, Age, Position                        Business Experience for Past Five Years
               -------------------                        ---------------------------------------
FREDERICK P. STRATTON, JR., 62                    Mr. Stratton was elected to the position of Chairman in
Chairman (1)(2)                                   November 1986. Mr. Stratton also held the position of
                                                  Chief Executive Officer from May 1977 through June
                                                  2001.

JOHN S. SHIELY, 49                                Mr. Shiely was elected to his current position
President and Chief Executive Officer             effective July 2001, after serving as President and
(1)(2)                                            Chief Operating Officer since August 1994.

MICHAEL D. HAMILTON, 59                           Mr. Hamilton was elected to his current position
Executive Vice President and                      effective July 2001, after serving as Executive Vice
President - Briggs & Stratton Asia                President - Sales and Service since June 1989.

JAMES E. BRENN, 53                                Mr. Brenn was elected to his current position in
Senior Vice President and                         October 1998, after serving as Vice President and
Chief Financial Officer                           Controller since November 1988. He also served as
                                                  Treasurer from November 1999 until January 2000.

RICHARD J. FOTSCH, 46                             Mr. Fotsch was elected to his current position in May
Senior Vice President and                         1999 after serving as Senior Vice President -
General Manager                                   Operations since January 1999. He had previously held
                                                  the position Senior Vice President - Engine Group since
                                                  July 1997 and prior to that Vice President; General
                                                  Manager - Small Engine Division.

HUGO A. KELTZ, 53                                 Mr. Keltz was elected to his current position  effective
Vice President and Managing                       July 2001, after serving as Vice President -
Director - Briggs & Stratton Europe               International since May 1992.

CURTIS E. LARSON, JR., 53                         Mr. Larson was elected to his current position in
Vice President - Distribution                     October 1995.
Sales and Customer Support

PAUL M. NEYLON, 54                                Mr. Neylon was elected to his current position in
Senior Vice President - Production                August 2000, after serving as Vice President - Production
                                                  since May 1999. He previously served as Vice President -
                                                  Operations Support since January 1999 and prior
                                                  to that held the position of Vice President; General
                                                  Manager - Spectrum Division.

DORRANCE J. NOONAN, JR., 48                       Mr. Noonan was elected to his current position
Senior Vice President and                         effective upon completion of the Company's  acquisition
President - Briggs & Stratton                     of Generac Portable Products, Inc. in May 2001. Prior
Home Power Products                               to the acquisition,  he held the position of President,
                                                  Chief Executive Officer and Director of Generac Portable
                                                  Products, LLC and Director of Generac Portable Products,
                                                  Inc. since July 1998 and was Vice President of Generac
                                                  Portable Products, Inc. since September 1999. He served in various management positions  with Generac Corporation from
                                                  1990 to 1998, most recently as Chief Operating Officer of the
                                                  Portable Products Division from 1997 to 1998.

KASANDRA K. PRESTON, 57                           Ms. Preston was elected to her current  position in July
Vice President and Secretary                      2000, after serving as Director of Corporate Compliance
                                                  and Shareholder Relations since June 1995.

WILLIAM H. REITMAN, 45                            Mr. Reitman was elected an executive  officer effective
Vice President - Marketing                        April 1998. He has served as Vice  President - Marketing
                                                  since November 1995.

STEPHEN H. RUGG, 54                               Mr. Rugg was elected to his current position in May
Senior Vice President - Sales and Service         1999, after serving as Vice President - Sales since
                                                  November 1995.

THOMAS R. SAVAGE, 53                              Mr. Savage was elected to his current position
Senior Vice President - Administration            effective July 1997, after serving as Vice President -
                                                  Administration and General Counsel since November 1994.
                                                  He also served as Secretary from November 1999 to June
                                                  2000.

MICHAEL D. SCHOEN, 41                             Mr. Schoen was elected to his current position
Vice President - International                    effective July 2001. He was elected an executive
                                                  officer in August 2000, after serving as Vice President -
                                                  Operations Support since July 1999. He previously held the position of Vice President - International Operations since
                                                  July 1996.

TODD J. TESKE, 36                                 Mr. Teske was elected to his current position effective
Vice President - Corporate Development            March 2001 after serving as Controller since October
                                                  1998. He previously served as Assistant Controller.

CARITA R. TWINEM, 46                              Ms. Twinem was elected to her current position in
Treasurer                                         February 2000, after serving as Tax Director since July 1994.

(1) Officer is also a Director of the Company. (2) Member of Executive
Committee.

Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Information required by this Item is incorporated by reference to "Quarterly Financial Data, Dividend and Market Information" on page 35.

Private Offering of Convertible Senior Notes. On May 14, 2001, Briggs & Stratton Corporation issued and sold, in a private placement, $140 million aggregate principal amount of its 5.00% Convertible Senior Notes due May 15, 2006. The convertible notes are convertible at the option of the holders into shares of Briggs & Stratton common stock, at any time prior to their maturity or redemption, at the conversion rate of 20.1846 shares of common stock per $1,000 principal amount of convertible notes, subject to adjustment in certain circumstances. This is equivalent to a conversion price of approximately $49.54 per share.

The convertible notes were sold to Goldman, Sachs & Co. and Banc of America Securities LLC, as "accredited investors" within the meaning of Rule 501 under the Securities Act of 1933, in reliance on the exemption from registration afforded by Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering, and were offered and sold by the initial purchasers to "qualified institutional buyers" in reliance on Rule 144A under the Securities Act. Pursuant to a registration rights agreement entered into in connection with the private offering, Briggs & Stratton has filed a shelf registration statement to permit the registered resale of the convertible notes and the common stock issuable upon conversion of the convertible notes.

The aggregate offering price of the convertible notes was $140 million, 100% of the principal amount thereof. The purchase price paid to the Company by the initial purchasers was the initial offering price less an underwriting discount of $3.675 million, 2.625% of the principal amount of the convertible notes.

Concurrently with the offering of the convertible notes, the Company offered and sold $275 million aggregate principal amount of our 8.875% Senior Notes due March 15, 2011, which are not convertible, in a private placement to the same initial purchasers for offering to qualified institutional buyers in reliance on Rule 144A, with exchange and registration rights.

The net proceeds from the sale of the senior notes and convertible senior notes were used to fund the acquisition of Generac, including the replacement of Generac's outstanding debt, and to repay a portion of our unrated commercial paper and short-term borrowings under our credit facilities. The senior notes and the convertible senior notes are guaranteed by Generac and its subsidiaries.

ITEM 6.      SELECTED FINANCIAL DATA




------------------------------------------------------------------------------------------------------------------------
Fiscal Year                                                  2001         2000        1999         1998         1997
------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS (1)
  NET SALES (2)                                         $  1,312,446  $ 1,592,564  $ 1,503,964  $ 1,329,457  $ 1,318,337
  GROSS PROFIT ON SALES                                      239,063      339,454      305,355      254,674      221,216
  PROVISION FOR INCOME TAXES                                  23,860       80,150       63,670       42,500       37,740
  NET INCOME                                                  48,013      136,473      106,101       70,645       61,565
  PER SHARE OF COMMON STOCK:
    Basic Earnings                                              2.22         5.99         4.55         2.86         2.16
    Diluted Earnings                                            2.21         5.97         4.52         2.85         2.15
    Cash Dividends                                              1.24         1.20         1.16         1.12         1.09
    Shareholders' Investment                            $      19.57  $     18.83  $     15.77  $     13.28  $     13.82
  WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (in 000's)                        21,598       22,788       23,344       24,666       28,551
  DILUTED NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING (in 000's)                        21,966       22,842       23,459       24,775       28,678

OTHER DATA (1)
  SHAREHOLDERS' INVESTMENT                              $    422,752  $   409,465  $   365,910  $   316,488  $   351,097
  LONG-TERM DEBT                                             508,134       98,512      113,307      128,102      142,897
  TOTAL ASSETS                                             1,296,195      930,245      875,885      793,409      842,189
  PLANT AND EQUIPMENT                                        890,191      838,655      859,848      812,428      796,714
  PLANT AND EQUIPMENT, NET OF RESERVES                       416,361      395,580      404,454      391,927      396,266
  PROVISION FOR DEPRECIATION                                  56,117       51,097       49,346       47,511       43,345
  EXPENDITURES FOR PLANT AND EQUIPMENT                        61,322       71,441       65,998       45,893       71,262
  WORKING CAPITAL                                       $    371,248  $   158,516  $   160,350  $   149,846  $   199,039
    Current Ratio                                           2.5 TO 1     1.5 to 1     1.6 to 1     1.7 to 1     1.9 to 1
  NUMBER OF EMPLOYEES AT YEAR END                              6,974        7,233        7,994        7,265        7,661
  NUMBER OF SHAREHOLDERS AT YEAR END                           4,129        4,385        4,628        4,911        5,336
  QUOTED MARKET PRICE:
    High                                                $      48.38  $     63.63  $     70.94  $     53.38  $     53.63
    Low                                                 $      30.38  $     31.00  $     33.69  $     36.88  $     36.50



(1) The above amounts include the acquisition of Generac Portable Products since May 15, 2001. See Notes to Consolidated Financial Statements.

(2) Reflects the adoption of EITF No. 00-10 for all fiscal years presented. See Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition

On May 15, 2001, the Company acquired Generac Portable Products for net cash of $267 million. See Note 3 to the Consolidated Financial Statements for additional information on the acquisition.

RESULTS OF OPERATIONS

FISCAL 2001 COMPARED TO FISCAL 2000

Sales

Net sales for fiscal 2001 totaled $1,312 million, a decrease of $280 million or 18% compared to the preceding year. The primary factors were a 10% decline in engine unit volume, 15% lower sales of service components due to the Company's distributors having adequate stocks of parts, and an unfavorable sales mix as the entire 10% engine unit decline was made up of larger horsepower engines. Inventories of riding equipment at the OEMs and retail were more than adequate to address soft demand for riding lawn and garden equipment.

The other major factor adversely affecting the fiscal year was the weak Euro which lowered revenues by $24 million. These revenues decreased because the Company's pricing reflected the need to remain competitive in the European market.

The acquisition of Generac added $30 million in sales.

Gross Profit

The gross profit rate decreased to 18% from 21% in fiscal 2000. The major reasons for the decrease were lower plant utilization having a $32 million impact and the weak Euro of $24 million. Offsetting these factors was the favorable pension income impact of $12 million. Pension income included in gross profit totaled $24 million in fiscal 2001.

Engineering, Selling, General and Administrative Expenses

Engineering, selling, general and administrative expenses increased $6 million or 4% compared to fiscal 2000. Expenses in this category increased almost $20 million. The majority of the increase was due to the following factors: a $16 million planned expansion of staff and expenditures for business development and introduction of new product, a $3 million bad debt write-off, and $3 million of Generac's operating costs incurred since the acquisition. The increased costs were offset by $14 million of lower employee benefit costs for profit sharing and increased pension income. Pension income in this category was $4 million in fiscal 2001.

Interest Expense

Interest expense increased $9 million or 44% in fiscal 2001 compared to fiscal 2000 because the level of borrowings was greater in fiscal 2001. The increased level of borrowings resulted from increased seasonal working capital needs and the funding of the Generac acquisition.

Other Income

Other income decreased $13 million in fiscal 2001 compared to fiscal 2000. This decrease is attributed primarily to an $8 million reduction in equity income from joint ventures and investments and $5 million in translation losses.

Provision for Income Taxes

The effective tax rate decreased to 33.2% in fiscal 2001 from 37.0% in the previous year. The majority of the decrease was the result of the finalization and approval by the Congressional Joint Committee on Taxation of a refund on our Federal taxes related to Foreign Sales Corporation tax benefits.

FISCAL 2000 COMPARED TO FISCAL 1999

Sales

Net sales for fiscal 2000 totaled $1,593 million, an increase of $89 million or 6% compared to the preceding year. The primary factors were a $104 million increase in sales dollars related to a 6% increase in engine unit shipments, a favorable mix of engines sold amounting to $24 million and $9 million from increased prices. Offsetting these factors was a $48 million decrease of castings sales resulting from the disposition of the Company's ductile iron foundries in the first quarter of fiscal 2000.

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

Gain on Disposition of Foundry Assets

At the end of August 1999, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc. (MTHC) in exchange for $24 million in cash and $45 million aggregate par value convertible preferred stock. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of MTHC common stock. Pursuant to Emerging Issues Task Force Abstract No. 86-29, the Company considered this contribution to be a monetary transaction, given the significant amount of cash received and recorded the consideration received at fair value. The preferred stock received was determined to have a fair value of $22 million based on provisions of the stock and the prevailing market returns for similar investments, estimated to be 30%, as of the date of the transaction.

Other Income

Other income increased $9 million in fiscal 2000 compared to fiscal 1999. This increase is primarily attributed to increased equity income from joint ventures.

Provision for Income Taxes

The effective tax rate used in fiscal 2000 was 37.0% compared with 37.5% in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS 2001, 2000 AND 1999

Cash flow from operating activities was $68 million, $77 million and $116 million, in fiscal 2001, 2000 and 1999, respectively.

The fiscal 2001 cash flow from operating activities decreased $10 million, which reflects lower gains on the disposition of plant and equipment of $16 million. The lower gains from disposition of plant and equipment were because fiscal 2000 contained the disposition of the foundry assets. The increase in inventories was $114 million less in fiscal 2001 compared to the fiscal 2000 increase. This decrease was the result of planned inventory increases in fiscal 2000 to replenish abnormally low inventories to more normal levels. The change in accounts payable and accrued liabilities was $48 million less in fiscal 2001 due to timing of payments and lack of accruals for profit sharing due to lower performance. The $18 million increase in pension income is attributable to the Company's over funded pension plan.

The fiscal 2000 cash flow from operating activities decreased $38 million. This reflects increased net income of $30 million offset by the gain on disposition of foundry assets of $17 million and an increased requirement for operating capital of $41 million caused by increases in inventories at the end of fiscal 2000 offset by lower accounts receivable. The increase in inventories was planned as inventories at the end of fiscal 1999 were unusually low. Lower accounts receivable was caused by lower sales in June 2000 compared to June 1999.

The fiscal 1999 cash flow from operating activities declined $20 million. This reflects improved net income of $35 million, offset by an increased requirement for operating capital of $49 million, caused primarily by strong fourth quarter business which increased year-end receivables and a restoration of inventories to higher year-end levels.

Net cash used in investing activities amounted to $318 million, $43 million and $67 million in fiscal 2001, 2000 and 1999, respectively. These cash flows included additions to plant and equipment of $61 million, $71 million and $66 million in fiscal 2001, 2000 and 1999, respectively. Fiscal 2001 and 1999 capital expenditures relate primarily to reinvestment in equipment and new products. The fiscal 2000 capital expenditures related primarily to reinvestment in equipment, capacity additions and new products. The fiscal 2001 cash used in investing activities includes $267 million of cash paid for the Generac acquisition net of cash acquired. The fiscal 2000 cash used in investing activities is net of $24 million of proceeds received on the disposition of plant and equipment.

Net cash provided by financing activities amounted to $324 million in fiscal 2001. In fiscal 2000 and 1999 cash used by financing activities was $77 million and $73 million, respectively. Fiscal 2001 included $399 million of proceeds received from issuing the 5.00% Convertible Senior Notes due 2006 and the 8.875% Senior Notes due 2011 to fund the acquisition of Generac and payment of short term-borrowings. During fiscal 2000, the Company repaid the remaining $30 million on the 9.21% Senior Notes due 2001. There was no gain or loss associated with this repayment. In fiscal 1999 the Company paid $15 million on these notes. Proceeds from the exercise of stock options amounted to $45 million in fiscal 1999, substantially higher than in fiscal 2001 and 2000. Also, the Company repurchased fewer common shares in fiscal 2001 compared to fiscal 2000 and 1999.

Future Liquidity and Capital Resources

The Company has in place a $250 million revolving credit facility to be used to fund seasonal working capital requirements and other financing needs. While this credit facility expires in April 2002, the Company is currently negotiating its replacement and expects to be completed during the second quarter of fiscal 2002. This facility and the Company's other indebtedness contain certain restrictive covenants, see Note 6 to the Consolidated Financial Statements.

The Company expects capital expenditures to be $67 million for fiscal 2002. These anticipated expenditures are for continued investments in equipment and new products.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company's capital requirements for the foreseeable future.

FINANCIAL STRATEGY

Management of the Company subscribes to the premise that the value of the Company is enhanced if the capital invested in the Company's operations yields a cash return that is greater than the Company's cost of capital. Given this belief, the Company implemented this financial strategy by means of a "dutch auction" tender offer and a public debt offering in fiscal 1997. The Company also continued the repurchase of its outstanding common stock in the open market in fiscal years 1998 through 2001. The Company believes this will provide a capital structure that makes greater use of financial leverage without imposing excessive risk on either the Company's shareholders or creditors. The Company also believes that the substitution of lower (after-tax) cost debt for equity in its permanent capital structure will reduce its overall cost of capital and that its profitability and strong cash flows will accommodate the increased use of debt without impairing its ability to finance growth or increase cash dividends per share on its common stock.

The Company has remaining authorization to buy up to 1.8 million shares of company stock in open market or private transactions under the June 2000 Board of Directors' authorization to repurchase up to 2.0 million shares. The Company does not anticipate repurchasing shares in fiscal 2002.

Also as a part of its financial strategy, subject to the discretion of its Board of Directors and the requirements of applicable law and debt covenants, the Company currently intends to increase future cash dividends per share at a rate approximating the inflation rate.

OUTLOOK

The Company projects sales to increase by almost 30% in fiscal 2002. A majority of the increase is because Generac's sales will be in the numbers for a full year at approximately $310 million. Engine sales are anticipated to increase 7% due to engine volume, sales mix and some new products and services.

The gross profit percentage is projected to be approximately 17.5% for the year. This is down from fiscal 2001, because of the weighting of Generac sales which are projected to have lower gross margins than the Company's engine business. The other negative impact on gross margins is the anticipated lower engine production between years and the new product and service introductions that are projected to have negative margins during startup.

Engineering, selling, general and administrative expenses are projected to increase from $140 million to $165 million. Generac's expenses in this category are $24 million of the anticipated $25 million increase.

Interest expense is anticipated to be $45 million, depreciation $60 million and capital expenditures $67 million. The Company currently expects to have an effective tax rate of 35.0%.

The Company anticipates the first quarter operating results to be significantly lower than the prior years, due to slower sales and significantly lower production levels. The Company expects both sales and production levels to peak in a more historical pattern in fiscal 2002, which is basically late in the second fiscal quarter and then during the full third fiscal quarter.

OTHER MATTERS

General

On October 5, 2000, it was announced that one of the Company's largest customers, the Murray Group, was acquired by Summersong Investments, Inc. The Company does not expect this acquisition to adversely impact its annual supply arrangement with the Murray Group for the fiscal 2002 outdoor power equipment selling season, as there was no adverse impact in fiscal 2001.

In July 2001, the Company extended its collective bargaining agreement with one of its unions. This agreement expires in 2006, and contains provisions for future wage increases, medical cost sharing and increased pension benefits.

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

The Company implemented a supplemental compliance plan for model years 2000 and 2001 with the California Air Resources Board (CARB), as required of companies which sell more than a threshold number of Class I engines into California. The objective of the plans is to achieve additional reductions in extreme non-attainment areas. While CARB's aggressive program resulted in a reduced product offering by the Company in California, the California program did not have a material effect on the financial condition or results of operations of the Company.

New Accounting Pronouncements

The Emerging Issues Task Force (EITF) issued EITF Abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs", and EITF Abstract No. 00-22, "Accounting for Points and Certain Time-Based and Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future". These were adopted during fiscal 2001. The impact of adopting of EITF No. 00-10 was to reclassify approximately $2 million of shipping revenue from cost of sales into revenue in each of fiscal 2001, 2000 and 1999. There was no impact of adopting EITF No. 00-22.

EITF Abstract No. 00-25, "Vendor Income Statements Characterization of Consideration Paid to a Re-Seller of a Vendor's Products", is to be adopted as of December 31, 2001. The Company will be required to reclassify co-op advertising expense from selling expense to sales as a reduction of gross sales. The reclassification will not have a material adverse effect on the Company's results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On July 2, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in an increase in net income of approximately $.7 million in fiscal 2002.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, the Company selectively uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY

The Company's earnings are affected by fluctuations in the value of the U.S. dollar against the Japanese Yen and Euro. The Yen is used to purchase engines from the Company's joint venture, while the Company receives Euros for certain products sold to European customers. The Company's foreign subsidiaries' earnings are also influenced by fluctuations of the local currency against the U.S. dollar as these subsidiaries purchase inventory from the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At July 1, 2001, the Company had the following forward foreign exchange contracts outstanding with the Fair Value Gains (Losses) shown (in thousands):



                               Currency
                 Notional  --------------         Fair
Currency          Value     Amount   Type        Value $
--------       -----------  ------   ----        -------
Japanese Yen   1,330,024   11,375    U.S.          (622)
Euro              36,000   33,569    U.S.         3,056
Japanese Yen      27,638      443    Australian      (4)
U.S. Dollars       5,242    9,733    Australian     275
U.S. Dollars       3,290    5,021    Canadian       (25)
British Pounds       682    1,921    Australian     (15)




All of the above contracts expire within twelve months.

Fluctuations in currency exchange rates may also impact the shareholders' investment in the Company. Amounts invested in the Company's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at year end. The resulting translation adjustments are recorded in shareholders' investment as cumulative translation adjustments. The cumulative translation adjustments component of shareholders' investment decreased $2.5 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries at July 1, 2001 was approximately $21.7 million.

INTEREST RATES

The Company is exposed to interest rate fluctuations on its borrowings. The Company manages its interest rate exposure through a combination of fixed and variable rate debt. Depending on general economic conditions, the Company has typically used variable rate debt for short-term borrowings and fixed rate debt for longer-term borrowings.

At July 1, 2001, the Company had the following short-term loans outstanding (amounts in thousands):


                                         Weighted Average
Currency                    Amount        Interest Rate
--------                    ------        -------------
German Mark                 33,062             5.85%
Dutch Guilder                1,277             6.32%
Canadian Dollars             2,120             5.10%
U.S. Dollars                 3,300             5.18%
French Franc                   208             4.54%




All of the above loans carry variable interest rates.

Long-term loans, net of unamortized discount, consisted of the following (amounts in thousands):



Description                    Amount    Maturity
-----------                    ------    --------
5.00%   Convertible Notes    $ 140,000    2006
7.25%   Notes                $  98,718    2007
8.875%  Notes                $ 269,416    2011



The above loans carry fixed rates of interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF EARNINGS


FOR THE FISCAL YEARS ENDED JULY 1, 2001, JULY 2, 2000 AND JUNE 27, 1999 (in thousands, except per share data)



                                                    2001          2000            1999
                                                    ----          ----            ----
NET SALES ...................................   $ 1,312,446    $ 1,592,564    $ 1,503,964

COST OF GOODS SOLD ..........................     1,073,383      1,253,110      1,198,609
                                                -----------    -----------    -----------
   Gross Profit on Sales... .................       239,063        339,454        305,355

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ...................       139,957        134,225        125,219
                                                -----------    -----------    -----------
   Income from Operations ...................        99,106        205,229        180,136

INTEREST EXPENSE ............................       (30,665)       (21,267)       (17,024)

GAIN ON DISPOSITION OF FOUNDRY ASSETS .......            --         16,545             --

OTHER INCOME, Net ...........................         3,432         16,116          6,659
                                                -----------    -----------    -----------
   Income Before Provision for Income Taxes          71,873        216,623        169,771

PROVISION FOR INCOME TAXES ..................        23,860         80,150         63,670
                                                -----------    -----------    -----------
NET INCOME ..................................   $    48,013    $   136,473    $   106,101
                                                ===========    ===========    ===========
   Weighted Average Shares Outstanding ......        21,598         22,788         23,344

BASIC EARNINGS PER SHARE ....................   $      2.22    $      5.99    $      4.55
                                                ===========    ===========    ===========
   Diluted Average Shares Outstanding .......        21,966         22,842         23,459

DILUTED EARNINGS PER SHARE ..................   $      2.21    $      5.97    $      4.52
                                                ===========    ===========    ===========

          The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED BALANCE SHEETS

AS OF JULY 1, 2001 AND JULY 2, 2000
(in thousands)


                            ASSETS                                                    2001         2000
                                                                                      ----         ----

CURRENT ASSETS:

  Cash and Cash Equivalents ....................................................   $   88,743   $   16,989
  Receivables, Less Reserves of $1,599 and $1,544, Respectively ................      145,138      140,097
  Inventories -
      Finished Products and Parts ..............................................      218,671      181,800
      Work in Process ..........................................................       99,247       70,908
      Raw Materials ............................................................        3,782        5,066
                                                                                   ----------   ----------
           Total Inventories ...................................................      321,700      257,774
  Future Income Tax Benefits ...................................................       38,434       39,138
  Prepaid Expenses and Other Current Assets ....................................       19,415       17,296
                                                                                   ----------   ----------
           Total Current Assets ................................................      613,430      471,294

INVESTMENTS ....................................................................       46,071       50,228

PREPAID PENSION ................................................................       36,275        5,506

DEFERRED LOAN COSTS ............................................................       10,429          703

CAPITALIZED SOFTWARE ...........................................................        6,552        6,934

INTANGIBLE ASSETS ..............................................................      167,077            -

PLANT AND EQUIPMENT:

  Land and Land Improvements ...................................................       16,308       15,087
  Buildings ....................................................................      150,396      139,588
  Machinery and Equipment ......................................................      694,416      651,740
  Construction in Progress .....................................................       29,071       32,240
                                                                                   ----------   ----------
                                                                                      890,191      838,655

  Less - Accumulated Depreciation ..............................................      473,830      443,075
                                                                                   ----------   ----------
           Total Plant and Equipment, Net ......................................      416,361      395,580
                                                                                   ----------   ----------
                                                                                   $1,296,195   $  930,245
                                                                                   ==========   ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

AS OF JULY 1, 2001 AND JULY 2, 2000
(in thousands)

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT                                       2001                      2000
                                                                                                   ----                      ----
CURRENT LIABILITIES:

   Accounts Payable ..............................................................              $   102,559               $ 117,556
   Domestic Notes Payable ........................................................                    3,300                  48,809
   Foreign Loans .................................................................                   16,291                  13,356
   Accrued Liabilities -
      Wages and Salaries .........................................................                   21,084                  39,464
      Warranty ...................................................................                   47,480                  46,352
      Other ......................................................................                   47,161                  42,622
                                                                                                -----------               ---------
         Total Accrued Liabilities ...............................................                  115,725                 128,438
   Federal and State Income Taxes ................................................                    4,307                   4,619
                                                                                                -----------               ---------
         Total Current Liabilities ...............................................                  242,182                 312,778

DEFERRED REVENUE ON SALE OF PLANT AND EQUIPMENT ..................................                   15,536                  15,679

DEFERRED INCOME TAX LIABILITY ....................................................                   18,351                   4,011

ACCRUED PENSION COST .............................................................                   14,494                  11,428

ACCRUED EMPLOYEE BENEFITS ........................................................                   12,979                  12,607

ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION ....................................                   61,767                  65,765

LONG-TERM DEBT ...................................................................                  508,134                  98,512

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' INVESTMENT:

   Common Stock -
      Authorized 60,000 Shares $.01 Par Value,
         Issued 28,927 in 2001 and 2000 ..........................................                      289                     289
   Additional Paid-In Capital ....................................................                   36,043                  36,478
   Retained Earnings .............................................................                  743,230                 721,980
   Accumulated Other Comprehensive Loss ..........................................                   (6,182)                 (3,931)
   Unearned Compensation on Restricted Stock .....................................                     (305)                   (226)
   Treasury Stock at cost,
      7,328 Shares in 2001 and 7,181 Shares in 2000 ..............................                 (350,323)               (345,125)
                                                                                                -----------               ---------
         Total Shareholders' Investment ..........................................                  422,752                 409,465
                                                                                                -----------               ---------
                                                                                                $ 1,296,195               $ 930,245
                                                                                                ===========               =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT


FOR THE FISCAL YEARS ENDED JULY 1, 2001, JULY 2, 2000 AND JUNE 27, 1999 (in thousands)



                                                                            Accumulated    Unearned
                                                  Additional                Other Com-   Compensation
                                         Common    Paid-in     Retained     prehensive   on Restricted  Treasury     Comprehensive
                                         Stock     Capital     Earnings    Income (Loss)     Stock        Stock         Income
                                         ------   ----------   --------    ------------- -------------  --------     -------------
BALANCES, JUNE 28, 1998 ...............   $289    $ 37,776     $ 533,805     $(2,110)        $--       $(253,272)
Comprehensive Income -
  Net Income ..........................    --         --         106,101        --            --            --          $ 106,101
  Foreign Currency Translation
    Adjustments .......................    --         --            --          (199)         --            --               (199)
  Unrealized Gain on Marketable
    Securities, net of tax of $368 ....    --         --            --           577          --            --                577
                                                                                                                        ---------
  Total Comprehensive Income ..........    --         --            --          --            --            --          $ 106,479
                                                                                                                        =========
Cash Dividends Paid
  ($1.16 per share) ...................    --         --         (27,099)       --            --            --
Purchase of Common Stock
  for Treasury ........................    --         --            --          --            --         (75,141)
Exercise of Stock Options .............    --          (13)         --          --            --          45,143
Restricted Stock Issued ...............    --         (106)         --          --            (288)          394
Amortization of Unearned
  Compensation ........................    --         --            --          --              53          --
                                          ----    --------     ---------     -------         -----     ---------
BALANCES, JUNE 27, 1999 ...............   $289    $ 37,657     $ 612,807     $(1,732)        $(235)    $(282,876)
Comprehensive Income -
  Net Income ..........................    --         --         136,473        --            --            --          $ 136,473
  Foreign Currency Translation
    Adjustments .......................    --         --            --        (1,816)         --            --             (1,816)
  Unrealized Loss on Marketable
    Securities, net of tax of $247 ....    --         --            --          (383)         --            --               (383)
                                                                                                                        ---------
  Total Comprehensive Income ..........    --         --            --          --            --            --          $ 134,274
                                                                                                                        =========
Cash Dividends Paid
  ($1.20 per share) ...................    --         --         (27,300)       --            --            --
Purchase of Common Stock
  for Treasury ........................    --         --            --          --            --         (69,083)
Exercise of Stock Options .............    --       (1,194)         --          --            --           6,755
Restricted Stock Issued ...............    --           10          --          --             (60)           50
Amortization of Unearned
  Compensation ........................    --         --            --          --              69          --
Shares Issued to Directors ............    --            5          --          --            --              29
                                          ----    --------     ---------     -------         -----     ---------
BALANCES, JULY 2, 2000 ................   $289    $ 36,478     $ 721,980     $(3,931)        $(226)    $(345,125)
Comprehensive Income -
  Net Income ..........................    --         --          48,013        --            --            --          $  48,013
  Foreign Currency Translation
    Adjustments .......................    --         --            --        (2,530)         --            --             (2,530)
  Unrealized Loss on Marketable
    Securities, net of tax of $607 ....    --         --            --          (947)         --            --               (947)
  Unrealized Gain on Derivatives ......    --         --            --         1,226          --            --              1,226
                                                                                                                        ---------
  Total Comprehensive Income ..........    --         --            --          --            --            --          $  45,762
                                                                                                                        =========
Cash Dividends Paid
  ($1.24 per share) ...................    --         --         (26,763)       --            --            --
Purchase of Common Stock
  for Treasury ........................    --         --            --          --            --          (6,118)
Exercise of Stock Options .............    --         (368)         --          --            --             643
Restricted Stock Issued ...............    --          (58)         --          --            (181)          239
Amortization of Unearned
  Compensation ........................    --         --            --          --             102          --
Shares Issued to Directors ............    --           (9)         --          --            --              38
                                          ----    --------     ---------     -------         -----     ---------
BALANCES, JULY 1, 2001 ................   $289    $ 36,043     $ 743,230     $(6,182)        $(305)    $(350,323)
                                          ====    ========     =========     =======         =====     =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOW


FOR THE FISCAL YEARS ENDED JULY 1, 2001, JULY 2, 2000 AND JUNE 27, 1999 (in thousands)

                                                                                       2001              2000               1999
                                                                                       ----              ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income ..............................................................         $  48,013          $ 136,473          $ 106,101
  Adjustments to Reconcile Net Income to
    Net Cash Provided by Operating Activities -
    Depreciation and Amortization .........................................            59,711             53,277             51,687
    Equity in Earnings of Unconsolidated Affiliates .......................            (5,041)           (13,333)            (5,275)
    (Gain) Loss on Disposition of Plant and Equipment .....................             1,493            (14,167)             2,355
    Provision for Deferred Income Taxes ...................................            17,973              1,542              4,052
    Pension Income, Net ...................................................           (28,378)           (10,509)            (8,389)
  Change in Operating Assets and Liabilities, Net of Effects
    of Acquisition -
    (Increase) Decrease in Receivables ....................................            34,686             51,837            (58,738)
    Increase in Inventories ...............................................            (7,307)          (121,685)           (29,570)
    Increase in Prepaid Expenses and
      Other Current Assets ................................................               (50)            (2,488)            (3,863)
    Increase (Decrease) in Accounts Payable,
      Accrued Liabilities and Income Taxes ................................           (46,740)             1,519             61,890
    Other, Net ............................................................            (6,392)            (4,984)            (4,538)
                                                                                    ---------          ---------          ---------
      Net Cash Provided by Operating Activities ...........................            67,968             77,482            115,712
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to Plant and Equipment ........................................           (61,322)           (71,441)           (65,998)
  Proceeds Received on Disposition of Plant and Equipment .................             4,152             23,511              1,142
  Cash Paid for Acquisition, Net of Cash Acquired .........................          (267,174)              --                 --
  Other, Net ..............................................................             6,296              5,142             (1,764)
                                                                                    ---------          ---------          ---------
      Net Cash Used in Investing Activities ...............................          (318,048)           (42,788)           (66,620)
                                                                                    ---------          ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net Borrowings (Repayments) on Loans and Notes Payable ..................           (42,574)            44,005               (401)
  Proceeds from Issuance of Long-Term Debt ................................           399,415               --                 --
  Repayment on 9.21% Senior Notes Due 2001 ................................              --              (30,000)           (15,000)
  Cash Dividends Paid .....................................................           (26,763)           (27,300)           (27,099)
  Purchase of Common Stock for Treasury ...................................            (6,118)           (69,083)           (75,141)
  Proceeds from Exercise of Stock Options .................................               275              5,561             45,130
                                                                                    ---------          ---------          ---------
      Net Cash Provided by (Used in) Financing Activities .................           324,235            (76,817)           (72,511)
                                                                                    ---------          ---------          ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS ....................................            (2,401)            (1,694)              (302)
                                                                                    ---------          ---------          ---------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ........................................................            71,754            (43,817)           (23,721)
CASH AND CASH EQUIVALENTS:
  Beginning of Year .......................................................            16,989             60,806             84,527
                                                                                    ---------          ---------          ---------
  End of Year .............................................................         $  88,743          $  16,989          $  60,806
                                                                                    =========          =========          =========
SUPPLEMENTAL DISCLOSURE OF
  CASH FLOW INFORMATION:
  Interest Paid ...........................................................         $  26,339          $  21,202          $  16,820
                                                                                    =========          =========          =========
  Income Taxes Paid .......................................................         $   7,831          $  84,535          $  54,491
                                                                                    =========          =========          =========

The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED JULY 1, 2001, JULY 2, 2000 AND JUNE 27, 1999

(1) NATURE OF OPERATIONS:

Briggs & Stratton Corporation (the Company) is a U.S. based producer of air cooled gasoline engines. These engines are sold worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. Additionally, through the Company's wholly-owned subsidiary, Generac Portable Products, Inc., the company is a designer, manufacturer and marketer of portable generators, pressure washers and related accessories.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Fiscal Year: The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2001 fiscal year was 52 weeks long, the 2000 fiscal year was 53 weeks long and the 1999 fiscal year was 52 weeks long. All references to years relate to fiscal years rather than calendar years.

Principles of Consolidation: The consolidated financial statements include the accounts of Briggs & Stratton Corporation and its wholly owned domestic and foreign subsidiaries after elimination of intercompany accounts and transactions.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: This caption includes cash, commercial paper and certificates of deposit. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 77% of total inventories at July 1, 2001, 91% of total inventories at July 2, 2000 and 89% at June 27, 1999. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $51.2 million, $45.2 million and $43.9 million higher in the respective years. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Investments: This caption represents the Company's investments in four 50%-owned foreign joint ventures, preferred stock in a privately-held iron castings business and common stock in a publicly traded software company. The common stock in the publicly traded company is being classified as available-for-sale and is reported at a fair market value of $.5 million as of July 1, 2001, $2.1 million as of July 2, 2000 and $2.7 million as of June 27, 1999. The unrealized loss incurred on this stock is recorded as Accumulated Other Comprehensive Loss in the Shareholders' Investment section of the balance sheet. The investments in the joint ventures and the privately held business are accounted for under the equity method.

Deferred Loan Costs: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the effective interest rate method over periods ranging from five to ten years.

Capitalized Software: This caption represents costs of software used in the Company's business. Amortization of Capitalized Software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $7.4 million as of July 1, 2001, $6.2 million as of July 2, 2000 and $5.7 million as of June 27, 1999.

Intangible Assets: This caption represents primarily goodwill, the recognized portion of the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired which is amortized on a straight-line basis over twenty years and other identifiable intangible assets, which are amortized

NOTES...

on a straight-line basis over periods of six to seven years. As of July 1, 2001, accumulated amortization was $1.1 million. The Company assesses the carrying value of goodwill and other intangibles for possible impairment at each balance sheet date.

Plant and Equipment and Depreciation: Plant and equipment are stated at cost and depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the assets.

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

Impairment of Long-Lived Assets: Property, plant and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no adjustments to the carrying value of long-lived assets in fiscal 2001.

Revenue Recognition: Revenue is recognized when title to the products being sold transfers to the customer, which is generally upon shipment. The impact of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", did not have an impact on the results of operations.

Deferred Revenue on Sale of Plant & Equipment: In fiscal 1997, the Company sold its Menomonee Falls, Wisconsin facility for approximately $16.0 million. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the Reservation Period). The contract also contains a buyout clause, at the buyer's option and under certain circumstances, of the remaining Reservation Period. Under the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," the Company is required to account for this as a financing transaction as the Company continues to have substantial involvement with the facility during the Reservation Period or until the buyout option is exercised. Under this method, the cash received is reflected as a deferred revenue and the assets and the accumulated depreciation remain on the Company's books. Depreciation expense continues to be recorded each period and imputed interest expense is also recorded and added to deferred revenue. Offsetting this is the imputed fair value lease income on the non-Company occupied portion of the building. A pretax gain, which will be recognized at the earlier of the exercise of the buyout option or the expiration of the Reservation Period, is estimated to be $10 million to $12 million. The annual cost of operating the warehouse portion of the facility is not material.

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

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $21.5 million in 2001, $24.3 million in 2000 and $17.9 million in 1999.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses on the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $10.1 million in 2001, $8.1 million in 2000 and $7.7 million in 1999.

NOTES...

EITF Abstract No. 00-25, "Vendor Income Statements Characterization of Consideration Paid to a Re-Seller of a Vendor's Products", is to be adopted as of December 31, 2001. The Company will be required to reclassify co-op advertising expense from selling expense to sales as a reduction of gross sales. The reclassification will not have a material adverse effect on results of operations.

Shipping and Handling Fees and Costs: During the fourth quarter of 2001, the company adopted the provisions of the EITF Abstract No. 00-10, "Accounting for Shipping and Handling Fees and Costs." In accordance with EITF No. 00-10, revenue received from shipping and handling fees is reflected in net sales. The reclassification of shipping fee revenue out of cost of sales for the years ended July 1, 2001, July 2, 2000 and June 27, 1999 was $1.7 million, $2.0 million and $2.2 million respectively.

Foreign Currency Translation: Foreign currency balance sheet accounts are translated into United States dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders' Investment.

Earnings Per Share: The Company's earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, for each period presented, were computed on the assumption that stock options were exercised at the beginning of the periods reported. The difference between weighted average shares outstanding and diluted average shares outstanding reflects the dilutive effects of stock options and the convertible senior notes. The Company's share repurchase program may affect the year-to-date comparisons.

The shares outstanding used to compute diluted earnings per share for fiscal 2001, 2000 and 1999 excluded outstanding options to purchase 1,679,564, 1,079,564 and 348,530 shares of common stock, respectively, with weighted-average exercise prices of $56.33, $61.95 and $61.90, respectively. The options were excluded because their exercise prices were greater than the average market price of the common shares and their inclusion in the computation would have been antidulitive.

Comprehensive Income: Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, unrealized gain (loss) on marketable securities, foreign currency translation, and unrealized gain on derivatives in the Consolidated Statements of Shareholders' Investment. Information on accumulated other comprehensive income (loss) is as follows (in thousands of dollars):

                                           Unrealized                                        Accumulated
                                           Gain (Loss)     Cumulative        Unrealized      Other
                                           on Marketable   Translation       Gain on         Comprehensive
                                           Securities      Adjustments       Derivatives     Income (Loss)
                                           ----------      -----------       -----------     -------------
Balance at June 28, 1998 ..................    $   -         $(2,110)           $    -          $(2,110)
Current year change .......................      577            (199)                -              378
                                             -------         -------           -------          -------
Balance at June 27, 1999 ..................      577          (2,309)                -           (1,732)
Current year change .......................     (383)         (1,816)                -           (2,199)
                                             -------         -------           -------          -------
BALANCE AT JULY 2, 2000 ...................      194          (4,125)                -           (3,931)
CURRENT YEAR CHANGE .......................     (947)         (2,530)            1,226           (2,251)
                                             -------         -------           -------          -------
BALANCE AT JULY 1, 2001 ...................  $  (753)        $(6,655)          $ 1,226          $(6,182)
                                             =======         =======           =======          =======

NOTES...

Derivatives: On July 2, 2000, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. The impact of adopting SFAS No. 133 on Accumulated Other Comprehensive Loss resulted in a loss of $15 thousand. The Company reclassified derivative gains of $1.8 million to the income statement during the fiscal year. The cumulative effect of adopting SFAS No. 133 on the results of operations was immaterial.

The Company enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than twelve months. During the fiscal year, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months. These forecasted transactions represent the exporting of products for which the Company will receive foreign currency and the importing of products for which the Company will be required to pay in a foreign currency.

Sales Incentives: In January 2001, EITF Abstract No. 00-22 "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers and Offers for Free Products or Services to be Delivered in the Future" was issued. EITF No. 00-22 prescribes guidance requiring certain rebate offers and free products that are delivered subsequent to a single exchange transaction to be recognized when incurred and reported as a reduction of revenue. The Company adopted EITF No. 00-22 in the fourth quarter of fiscal 2001. It did not impact the results of operations because the Company's past and current accounting policy is to report such costs as reductions of revenue.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

Business Combinations: In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" having a required effective date for fiscal years beginning after December 31, 2001. Under certain circumstances companies are permitted to adopt these statements before the required date. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002. Application of the nonamortization provisions of the SFAS No. 142 is expected to result in an increase in net income of approximately $.7 million in fiscal 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during fiscal 2002.

(3) ACQUISITION:

On May 15, 2001, the Company acquired Generac, a designer, manufacturer and marketer of portable generators, pressure washers and related accessories. The aggregate purchase price of $288.1 million included $267.6 million of cash and $20.5 million of liabilities assumed. The cash paid included $.5 million of cash acquired and $4.5 million of direct acquisition costs, and was funded through the issuance of the 8.875% senior notes as more fully described in Footnote 6.

The provisions of the acquisition include a contingent purchase price based on the operating results of Generac. The Company does not expect to pay any additional purchase price pursuant to these provisions.

NOTES...

The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon their estimated fair values, with the excess purchase price recorded as goodwill. Final adjustments to the purchase price allocation are not expected to be material to the consolidated financial statements. Goodwill of approximately $167.7 million has been recorded as a result of the acquisition and has been amortized on a straight-line basis over twenty years. The following table sets forth the unaudited pro forma information for the Company as if the acquisition of Generac had occurred on June 28, 1999 (in millions, except per share data):





                                            2001               2000
                                            ----               ----
Net Sales .............................. $1,465.3            $1,911.2
Net Income ............................. $   26.6            $  136.0

Basic Earnings Per Share ............... $   1.23            $   5.96
Diluted Earnings Per Share ............. $   1.21            $   5.96

In the first quarter of fiscal 2002, the Company adopted SFAS No. 142. Under the new rules, goodwill and other intangible assets with indefinite lives will no longer be amortized but will be subject to annual impairment tests.


(4) INCOME TAXES:

The provision for income taxes consists of the following (in thousands of dollars):

Current                                  2001             2000             1999
                                         ----             ----             ----
   Federal ..................          $ 4,042          $66,169          $51,344

   State ....................              594           10,425            7,014

   Foreign ..................            1,251            2,014            1,260
                                       -------          -------          -------

                                         5,887           78,608           59,618

Deferred ....................           17,973            1,542            4,052
                                       -------          -------          -------
                                       $23,860          $80,150          $63,670
                                       =======          =======          =======

A reconciliation of the U.S. statutory tax rates to the effective tax rates follows:

                                                2001           2000        1999
                                                ----           ----        ----
U.S. statutory rate ..................          35.0%         35.0%         35.0%

State taxes, net of
   Federal tax benefit ...............           2.5%          3.2%          2.9%

Foreign Sales Corporation
   tax benefit .......................          (3.5%)         (.5%)         (.5%)

Other ................................           (.8%)         (.7%)          .1%
                                                ----          ----          ----

Effective tax rate ...................          33.2%         37.0%         37.5%
                                                ====          ====          ====

The increase in the Foreign Sales Corporation tax benefit was attributable to a significant refund recorded by the Company. The components of deferred income taxes at the end of the fiscal year were (in thousands of dollars):

                                                        2001             2000
                                                        ----             ----
Future Income Tax Benefits:
   Inventory .................................        $  3,424         $  4,152

   Payroll related accruals ..................           3,846            4,539
   Warranty reserves .........................          18,311           18,077

   Other accrued liabilities .................          10,769           11,011
   Miscellaneous .............................           2,084            1,359
                                                      --------         --------
                                                      $ 38,434         $ 39,138
                                                      ========         ========
Deferred Income Taxes:
   Difference between book and
    tax methods applied to
    maintenance and supply
    inventories ..............................        $ 10,723         $ 11,429

   Pension cost ..............................         (13,187)          (1,338)

   Accumulated depreciation ..................         (55,163)         (53,719)

   Accrued employee benefits .................          10,060            9,405

   Postretirement
    health care obligation ...................          24,089           25,649
   Deferred revenue on sale
    of plant & equipment .....................           6,059            6,115
   Miscellaneous .............................            (932)          (1,552)
                                                      --------         --------
                                                      $(18,351)        $ (4,011)
                                                      ========         ========

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $8.4 million at July 1, 2001. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

NOTES...

(5) SEGMENT AND GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS:

In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and subsequent to the May 15, 2001 acquisition described in Footnote 3, the Company has concluded that it operates two reportable business segments which are managed separately based on fundamental differences in their operations. Certain information concerning the Company's business segments is presented below (in thousands of dollars):


                                            2001                       2000                   1999
                                            ----                       ----                   ----
NET SALES -
  Engines ........................       $ 1,291,649               $ 1,592,564              $ 1,503,964
  Generac Portable
    Products .....................            30,069                         -                        -
  Eliminations ...................            (9,272)                        -                        -
                                         -----------               -----------              -----------
                                         $ 1,312,446               $ 1,592,564              $ 1,503,964
                                         ===========               ===========              ===========

INCOME FROM OPERATIONS -
  Engines ........................       $    99,156               $   205,229              $   180,136
  Generac Portable
    Products .....................             1,118                         -                        -
  Eliminations ...................            (1,168)                        -                        -
                                         -----------               -----------              -----------
                                         $    99,106               $   205,229              $   180,136
                                         ===========               ===========              ===========

ASSETS -
  Engines ........................       $ 1,012,438               $   930,245              $   875,885
  Generac Portable
    Products .....................           287,058                         -                        -
  Eliminations ...................            (3,301)                        -                        -
                                         -----------               -----------              -----------
                                         $ 1,296,195               $   930,245              $   875,885
                                         ===========               ===========              ===========

CAPITAL EXPENDITURES -
  Engines ........................       $    60,841               $    71,441              $    65,998
  Generac Portable
    Products .....................               481                         -                        -
                                         -----------               -----------              -----------
                                         $    61,322               $    71,441              $    65,998
                                         ===========               ===========              ===========

DEPRECIATION & AMORTIZATION -
  Engines ........................       $    58,362               $    53,277              $    51,687
  Generac Portable
    Products .....................             1,349                         -                        -
                                         -----------               -----------              -----------
                                         $    59,711               $    53,277              $    51,687
                                         ===========               ===========              ===========

Information regarding the Company's geographic sales by the location in which the sale originated is as follows (in thousands of dollars):

                                          2001                       2000                    1999
                                          ----                       ----                    ----
United States ......................   $1,228,307                $1,503,730               $1,425,226

All Other Countries ................       84,139                    88,834                   78,738
                                       ----------                ----------               ----------

Total ..............................   $1,312,446                $1,592,564               $1,503,964
                                       ==========                ==========               ==========


The Company has no material long lived assets in an individual foreign country.

In the fiscal years 2001, 2000 and 1999, there were sales to three major engine customers that individually exceeded 10% of total Company net sales. The sales to these customers are summarized below (in thousands of dollars and percent of total Company sales):

                          2001                    2000            1999
                          ----                    ----            ----
Customer            SALES        %         Sales        %      Sales     %
                    -----       --         -----       --      -----     --
   A              $267,516      20%       $287,769     18%   $250,755    17%
   B              $187,001      14%       $229,873     14%   $219,209    14%
   C              $150,682      12%       $190,659     12%   $161,857    11%
                  --------      --        --------     --    --------    --
                  $605,199      46%       $708,301     44%   $631,821    42%
                  ========      ==        ========     ==    ========    ==

(6) INDEBTEDNESS:

The Company has access to a $250.0 million revolving credit facility (the Credit Facility) which expires in April 2002. The Company also has access to additional domestic lines of credit totaling $18.0 million which remain in effect until canceled by either party. They provide amounts for short-term use at the then prevailing rate. There are no significant compensating balance requirements for any of these lines. There were no borrowings at July 1, 2001 using these lines or the Credit Facility. On July 2, 2000, there were $45 million of borrowings that were included in the domestic notes payable.

Borrowings under the Credit Facility by the Company bear interest at a rate per annum equal to, at its option, either:
(1) the higher of (a) the bank's reference rate or (b) 0.5% per annum above the Federal Funds rate; or
(2) LIBOR plus a margin that may be adjusted up or down based on the Company's debt ratings. The following data relates to domestic notes payable (in thousands of dollars):

                                         2001      2000
                                         ----      ----
Balance at
  Fiscal Year End                     $  3,300  $ 48,809

Weighted Average
  Interest Rate at
  Fiscal Year End                         5.18%     6.91%

NOTES...

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $5.9 million, expire at various times through April, 2002 and are renewable. There were borrowings of $1.4 million at July 1, 2001 using these lines of credit and are included in foreign loans. None of these arrangements had material commitment fees or compensating balance requirements.

The following information relates to foreign loans (in thousands of dollars):

                                                         2001          2000
                                                         ----          ----
Balance at
  Fiscal Year End ....................                  $16,291      $13,356

Weighted Average
  Interest Rate at
  Fiscal Year End ....................                     5.80%        5.40%

The Long-Term Debt caption consists of the following (in thousands of dollars):

                                                          2001            2000
                                                          ----            ----
8.875% Senior Notes Due 2011,
  Net of Unamortized Discount of
  $5,584 in 2001 ...............................        $269,416        $      -

5.00% Convertible Senior Notes
  Due 2006 .....................................         140,000               -

7.25% Senior Notes Due 2007,
  Net of Unamortized Discount of
  $1,282 in 2001 and
  $1,488 in 2000 ...............................          98,718          98,512
                                                        --------        --------
  Total Long-Term Debt .........................        $508,134        $ 98,512
                                                        ========        ========

In May 2001 the Company issued $275.0 million of 8.875% Senior Notes due March 15, 2011 and $140.0 million of 5.00% Convertible Senior Notes due May 15, 2006. The convertible senior notes are convertible at the option of the holders into the Company's common stock at the conversion rate of 20.1846 shares per each $1,000 of convertible notes. Interest is paid semi-annually on both series of notes. No principal payments are due before the maturity dates.

The net proceeds from the sale of the 8.875% senior notes and 5.00% convertible senior notes were used to fund the Company's acquisition of Generac including the replacement of Generac's outstanding debt and to repay a portion of the Company's unrated commercial paper and short-term borrowings under its credit facilities.

The 7.25% senior notes are due September 15, 2007. No principal payments are due before that date.

The separate indentures providing for the 7.25% senior notes, the 8.875% senior notes and the 5.00% convertible senior notes and the Company's revolving credit agreement (collectively, the Domestic Indebtedness) each include a number of financial and operating restrictions. These covenants include, among other things, restrictions on the Company's ability to: pay dividends; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate, merge, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. In addition, the revolving credit facility contains financial covenants that, among other things, require the Company to maintain a minimum interest coverage ratio and that impose a maximum leverage ratio. As of July 1, 2001, the Company was in compliance with these covenants.

Additionally, under the terms of the indentures governing the Domestic Indebtedness, Generac and its subsidiaries became joint and several guarantors of amounts outstanding under the Domestic Indebtedness.

NOTES...

(7) SEPARATE FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS OF INDEBTEDNESS

Under the terms of the Company's Domestic Indebtedness as described in Footnote 6, Generac and its subsidiaries became joint and several guarantors of the Domestic Indebtedness. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Each guarantee of the Domestic Indebtedness is the obligation of the guarantor and ranks equally and ratably with the existing and future senior unsecured obligations of that guarantor accordingly, Generac has provided a full and unconditional guarantee of the Domestic Indebtedness. The following condensed supplemental consolidating financial information reflects the operations of Generac since the acquisition date of May 15, 2001 (in thousands of dollars):

BALANCE SHEET:                                        BRIGGS & STRATTON   GUARANTOR     NON-GUARANTOR
AS OF JULY 1, 2001                                      CORPORATION     SUBSIDIARIES     SUBSIDIARIES   ELIMINATIONS    CONSOLIDATED
------------------                                      -----------     ------------     ------------   ------------    ------------
Current Assets .....................................    $   482,158     $    98,523     $    52,182     $   (19,433)    $   613,430

Investment in Subsidiary ...........................        292,543               -               -        (292,543)              -

Noncurrent Assets ..................................        491,624         188,535           2,606               -         682,765
                                                        -----------     -----------     -----------     -----------     -----------
                                                        $ 1,266,325     $   287,058     $    54,788     $  (311,976)    $ 1,296,195
                                                        ===========     ===========     ===========     ===========     ===========

Current Liabilities ................................    $   207,336     $    18,737     $    29,731     $   (13,622)    $   242,182

Long-Term Debt .....................................        508,134               -               -               -         508,134

Other Long-Term Obligations ........................        122,292             835               -               -         123,127

Stockholders' Equity ...............................        428,563         267,486          25,057        (298,354)        422,752
                                                        -----------     -----------     -----------     -----------     -----------
                                                        $ 1,266,325     $   287,058     $    54,788     $  (311,976)    $ 1,296,195
                                                        ===========     ===========     ===========     ===========     ===========
STATEMENT OF EARNINGS:
FOR THE FISCAL YEAR ENDED JULY 1, 2001
--------------------------------------

Net Sales ..........................................    $ 1,253,253     $    30,069     $    80,701     $   (51,577)    $ 1,312,446

Cost of Goods Sold .................................      1,037,817          25,814          61,159         (51,407)      1,073,383
                                                        -----------     -----------     -----------     -----------     -----------
  Gross Profit .....................................        215,436           4,255          19,542            (170)        239,063

Engineering, Selling, General and
  Administrative Expenses ..........................        125,937           3,138          10,882               -         139,957
                                                        -----------     -----------     -----------     -----------     -----------
Income from Operations .............................         89,499           1,117           8,660            (170)         99,106

Interest Expense ...................................        (28,024)            (23)         (2,642)             24         (30,665)

Other (Expense) Income, Net ........................          8,574          (1,073)          8,841         (12,910)          3,432
                                                        -----------     -----------     -----------     -----------     -----------

  Income Before Provision for Income Taxes .........         70,049              21          14,859         (13,056)         71,873
Provision for Income Taxes .........................         22,036               7           1,817               -          23,860
                                                        -----------     -----------     -----------     -----------     -----------

Net Income .........................................    $    48,013     $        14     $    13,042     $   (13,056)    $    48,013
                                                        ===========     ===========     ===========     ===========     ===========

NOTES...

STATEMENT OF CASH FLOWS:                            BRIGGS & STRATTON     GUARANTOR    NON-GUARANTOR
FOR THE FISCAL YEAR ENDED JULY 1, 2001                 CORPORATION      SUBSIDIARIES    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
--------------------------------------                 -----------      ------------    ------------   ------------   ------------
Cash Flows from Operating Activities:

Net Income .......................................     $  48,013        $      14      $  13,042      $ (13,056)       $  48,013

Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities-
  Depreciation and Amortization ..................        57,724            1,349            638              -           59,711

  Equity (Earnings) Loss of Affiliates and
    Subsidiaries .................................        (5,762)               -            159            562           (5,041)

  (Gain) Loss on Disposition of Plant and
    Equipment ....................................         1,499                -             (6)             -            1,493

  Pension (Income) Expense, Net ..................       (28,646)             268              -              -          (28,378)

  Provision for Deferred Taxes ...................        17,691              282              -              -           17,973

Change in Operating Assets and Liabilities-
  Decrease in Receivables ........................        35,479            1,868          5,375         (8,036)          34,686

  (Increase) Decrease in Inventories .............        (6,325)          (2,811)         1,659            170           (7,307)

  (Increase) Decrease in Other Current Assets ....            22               89           (161)             -              (50)
  Increase (Decrease) in Accounts Payable
    and Accrued Liabilities ......................       (47,372)           4,349        (11,753)         8,036          (46,740)

Other, Net .......................................        (6,183)            (209)             -              -           (6,392)
                                                       ---------        ---------      ---------      ---------        ---------
  Net Cash Provided by (Used in)
      Operating Activities .......................     $  66,140        $   5,199      $   8,953      $ (12,324)       $  67,968
                                                       ---------        ---------      ---------      ---------        ---------

Cash Flows from Investing Activities:
  Additions to Plant and Equipment ...............     $ (60,262)       $    (481)     $    (579)     $       -        $ (61,322)

  Proceeds Received on Disposition of
    Plant and Equipment ..........................         4,113                -             39              -            4,152

  Investments in Subsidiaries, Net of
    Cash Acquired ................................      (270,632)             456          3,002              -         (267,174)

  Other, Net .....................................         6,434                -           (138)             -            6,296

                                                       ---------        ---------      ---------      ---------        ---------
  Net Cash Provided by (Used in)
      Investing Activities .......................     $(320,347)       $     (25)     $   2,324      $       -        $(318,048)
                                                       ---------        ---------      ---------      ---------        ---------

Cash Flows from Financing Activities:
  Net Borrowings (Repayments) on Loans and
    Notes Payable ................................     $ (41,175)       $  (4,334)     $   2,935      $       -        $ (42,574)

  Net Proceeds from Issuance of
    Long-Term Debt ...............................       399,415                -              -              -          399,415

  Dividends ......................................       (26,763)               -        (12,324)        12,324          (26,763)

  Net Common and Treasury Stock Activities .......        (5,843)               -              -              -           (5,843)
                                                       ---------        ---------      ---------      ---------        ---------
    Net Cash Provided by (Used in)
      Financing Activities .......................     $ 325,634        $  (4,334)     $  (9,389)     $  12,324        $ 324,235
                                                       ---------        ---------      ---------      ---------        ---------

Effect of Exchange Rate Changes ..................     $       -        $    (157)     $  (2,244)     $       -        $  (2,401)
                                                       ---------        ---------      ---------      ---------        ---------
Net Increase (Decrease) in Cash and
  Cash Equivalents ...............................     $  71,427        $     683      $    (356)     $       -        $  71,754

Cash and Cash Equivalents, Beginning .............        13,855                -          3,134              -           16,989
                                                       ---------        ---------      ---------      ---------        ---------

Cash and Cash Equivalents, Ending ................     $  85,282        $     683      $   2,778      $       -        $  88,743
                                                       =========        =========      =========      =========        =========

NOTES...

(8) OTHER INCOME:

The components of other income (expense) are (in thousands of dollars):

                                            2001           2000          1999
                                            ----           ----          ----
Interest income ...................      $  2,069       $  1,589       $  1,993

Loss on the
  disposition of
  plant and equipment .............        (1,493)        (2,378)        (2,355)

Income from joint
  ventures ........................         5,485         14,364          5,442

Translation gain (loss) ...........        (4,973)           206           (364)

Amortization of intangibles .......        (1,052)             -              -

Other items .......................         3,396          2,335          1,943
                                         --------       --------       --------
Total .............................      $  3,432       $ 16,116       $  6,659
                                         ========       ========       ========

(9) COMMITMENTS AND CONTINGENCIES

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $1 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. At July 1, 2001 and July 2, 2000 the reserve for product and general liability claims was $3.6 million and $4.0 million, respectively, based on available information. No reasonable range of possible losses can be determined, because there is inherent uncertainty as to the eventual resolution of unsettled claims. Management does not expect that the likely outcome of these claims, excluding the impact of insurance proceeds and reserves, will have a material adverse effect on the financial condition or results of operations of the Company.

The Company has no material commitments for materials or capital expenditures at July 1, 2001.

(10) STOCK OPTIONS:

The Company has a Stock Incentive Plan under which 5,361,935 shares of common stock have been reserved for issuance. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                            2001            2000         1999
                                            ----            ----         ----
Net Income (in thousands):
   As Reported ..................     $   48,013     $   136,473     $   106,101
   Pro Forma ....................     $   44,814     $   134,600     $   105,283
Basic Earnings Per Share:
   As Reported ..................     $     2.22     $      5.99     $      4.55
   Pro Forma ....................     $     2.07     $      5.91     $      4.51
Diluted Earnings Per Share:
   As Reported ..................     $     2.21     $      5.97     $      4.52
   Pro Forma ....................     $     2.04     $      5.89     $      4.49

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to July 2, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Information on the options outstanding is as follows:

                                                                           Wtd. Avg.
                                                         Shares            Ex. Price
                                                         ------            ---------
Balance, June 28, 1998 ......................          1,791,819          $   47.98
Granted during the year .....................            354,020              44.98
Exercised during the year ...................           (926,000)             45.30
Expired during the year .....................           (177,828)             48.37
                                                       ---------
Balance, June 27, 1999 ......................          1,042,011          $   49.28

Granted during the year .....................            471,020          $   74.53
Exercised during the year ...................           (151,033)             38.49
Expired during the year .....................            (58,970)             67.55
                                                       ---------
BALANCE, JULY 2, 2000 .......................          1,303,028          $   58.83

GRANTED DURING THE YEAR .....................            600,000          $   46.22
EXERCISED DURING THE YEAR ...................            (13,449)             20.45
EXPIRED DURING THE YEAR .....................           (180,738)             49.08
                                                       ---------
BALANCE, JULY 1, 2001 .......................          1,708,841          $   55.73
                                                       =========

                                  Grant Summary
--------------------------------------------------------------------------------
Fiscal     Grant        Exercise        Date          Options     Expiration
Year        Date         Price       Exercisable    Outstanding      Date
----        ----         -----       -----------    -----------   ----------
1992       5-18-92       21.525      50%, 1-1-96;       29,277     5-17-02
                                     50%, 1-1-97
1997       8-6-96        53.300         8-6-99          86,584      8-6-01
1998       8-5-97        65.690         8-5-00         233,480      8-5-02
1999       8-5-98        44.980         8-5-01         327,560      8-5-03
2000       8-4-99        74.530         8-4-02         431,940      8-4-04
2001       8-3-00        46.220         8-3-03         600,000      8-3-07

NOTES...

The exercise price of the 1992 grant has been adjusted as appropriate to reflect a two-for-one stock split in October 1994 and the spin-off of the Company's lock business in February 1995.

The fair value of each option is estimated using the Black-Scholes option pricing model. The grant-date fair market value of the options and assumptions used to determine such value are as follows:

Options granted during                       2001         2000        1999
                                             ----         ----        ----
Grant date fair value ...............    $   11.47    $   13.07    $    5.04

Assumptions:
   Risk-free interest rate ..........         6.0%         6.0%         5.4%
   Expected volatility ..............        37.6%        30.1%        22.3%
   Expected dividend yield ..........         2.6%         2.5%         2.5%
   Expected term (in years) .........         7.0          5.0          5.0

(11) SHAREHOLDER RIGHTS PLAN:

On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company's common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company's common stock at an exercise price of $160.00 per full common share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if certain events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The rights expire on August 19, 2006, unless redeemed or exchanged by the Company earlier.

(12) FOREIGN EXCHANGE RISK MANAGEMENT:

The Company enters into forward exchange contracts to hedge purchase commitments denominated in foreign currencies. The term of these currency derivatives does not exceed twelve months and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.

The Company has forward foreign currency exchange contracts to purchase 1.3 billion Japanese yen for $11.4 million through December, 2001. These contracts are used to hedge the commitments to purchase engines from the Company's Japanese joint venture. At July 1, 2001 the loss on these contracts at fair value totaled $.6 million.

The Company also has forward contracts to sell 36 million Euros for $33.6 million through October, 2001. The gain on these contracts on July 1, 2001 at fair market value totaled $3.1 million.

The Company's foreign subsidiaries have the following forward currency contracts outstanding at the end of fiscal 2001:

                      In Millions
                   ----------------
                    Local                            Latest
Currency           Currency  Amount  Dollars     Expiration Date
--------           --------  ------  -------     ---------------
Japanese Yen          27.6      .4   Australian    July 2001
U.S. Dollars           5.2     9.7   Australian    January 2001
British Pounds          .7     1.9   Australian    January 2001
U.S. Dollars           3.3     5.0   Canadian      June 2002

At July 1, 2001 the gain on these contracts at fair value totaled $.2 million.

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions.

NOTES...

(13) EMPLOYEE BENEFIT COSTS:

Retirement Plan and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering most Wisconsin employees. The following provides a reconcilation of obligations, plan assets and funded status of the plans for the two years indicated, (dollars in thousands):

                                                                   Pension Benefits             Other Postretirement Benefits
                                                              --------------------------        -----------------------------
                                                                2001              2000               2001             2000
                                                                ----              ----               ----             ----
Actuarial Assumptions:
----------------------
Discounted Rate Used to Determine Present
  Value of Projected Benefit Obligation ...............            7.5%              7.5%              7.5%              7.5%

Expected Rate of Future Compensation
  Level Increases .....................................        4.0-5.0%              5.0%              n/a               n/a

Expected Long-Term Rate of Return on
  Plan Assets .........................................            9.0%              9.0%              n/a               n/a

Change in Benefit Obligations:
------------------------------
Actuarial Present Value of Benefit Obligations
  at Beginning of Year ................................      $ 666,392         $ 689,397         $  99,793         $ 109,485

Service Cost ..........................................          9,482            10,622             1,215             1,307

Interest Cost .........................................         48,079            47,475             7,091             7,343

Plan Amendments .......................................         29,190                 -                 -                 -

Acquisition ...........................................          2,671                 -                 -                 -

Actuarial (Gain) Loss .................................        (10,478)          (37,124)           13,035            (6,657)

Benefits Paid .........................................        (42,061)          (43,978)          (12,577)          (11,685)
                                                             ---------         ---------         ---------         ---------

Actuarial Present Value of Benefit Obligation
  at End of Year ......................................      $ 703,275         $ 666,392         $ 108,557         $  99,793
                                                             ---------         ---------         ---------         ---------

Change in Plan Assets:
----------------------
Plan Assets at Fair Value at Beginning of Year ........      $ 951,757         $ 886,422          $      -           $     -

Actual Return on Plan Assets ..........................         29,084           108,544                 -                 -

Acquisition ...........................................          1,018                 -                 -                 -

Employer Contributions ................................            784               769            12,577            11,685

Benefits Paid .........................................        (42,061)          (43,978)          (12,577)          (11,685)
                                                             ---------         ---------         ---------         ---------

Plan Assets at Fair Value at End of Year ..............      $ 940,582         $ 951,757          $      -           $     -
                                                             ---------         ---------         ---------         ---------


Plan Assets in Excess of (Less Than) Projected
  Benefit Obligation ..................................      $ 237,307         $ 285,365         $(108,557)        $ (99,793)

Remaining Unrecognized Net Obligation (Asset) .........         (4,517)           (9,995)              321               368

Unrecognized Net Loss (Gain) ..........................       (244,579)         (285,144)           29,673            17,221

Unrecognized Prior Service Cost .......................         32,739             3,024               103               134
                                                             ---------         ---------         ---------         ---------
Net Amount Recognized at End of Year ..................      $  20,950         $  (6,750)        $ (78,460)        $ (82,070)
                                                             =========         =========         =========         =========

Amounts Recognized on the Balance Sheets:
-----------------------------------------
Prepaid Pension .......................................      $  36,275         $   5,506          $      -           $     -

Accrued Pension Cost ..................................        (14,494)          (11,428)                -                 -

Accrued Wages and Salaries ............................           (831)             (828)                -                 -

Accrued Post Retirement Health Care Obligation ........              -                 -           (61,767)          (65,765)

Other Accruals ........................................              -                 -            (4,800)           (4,800)

Accrued Employee Benefits .............................              -                 -           (11,893)          (11,505)
                                                             ---------         ---------         ---------         ---------
Net Amount Recognized at End of Year ..................      $  20,950         $  (6,750)        $ (78,460)        $ (82,070)
                                                             =========         =========         =========         =========

NOTES...

The following table summarizes the plans' income and expense for the three years indicated (dollars in thousands):

                                                                 Pension Benefits              Other Postretirement Benefits
                                                        ----------------------------------    --------------------------------
                                                           2001         2000       1999         2001        2000        1999
                                                           ----         ----       ----         ----        ----        ----
Components of Net Periodic Benefit Cost:
----------------------------------------
Service Cost-Benefits Earned During the Year .......    $  9,482     $ 10,622     $ 10,073     $  1,215    $  1,307    $  1,437

Interest Cost on Projected Benefit Obligation ......      48,079       47,475       44,911        7,091       7,343       6,466

Expected Return on Plan Assets .....................     (73,053)     (63,845)     (58,252)           -           -           -

Amoritization of:

   Transition Obligation (Asset) ...................      (5,306)      (5,306)      (5,306)          47          46          47

   Prior Service Cost ..............................         242          186         (106)          31          31          71

   Actuarial (Gain) Loss ...........................      (7,822)         359          291          583       1,111          41
                                                        --------     --------     --------     --------    --------    --------

Net Periodic Benefit Expense (Income) ..............    $(28,378)    $(10,509)    $ (8,389)    $  8,967    $  9,838    $  8,062
                                                        ========     ========     ========     ========    ========    ========

In July 2001, the Company extended its collective bargaining agreement with one of its unions. As part of this contract extension, the Company agreed to pay certain amounts to employees who were hired prior to January 1, 1980 upon their retirement. The impact of this plan amendment is included in the above tables.

As described in Note 15, the Company contributed its two ductile iron foundries to MTHC. In connection with the contribution, MTHC agreed to assume pension and postretirement benefit obligations related to employees working at the foundries at the time of the transaction. The Company transferred to MTHC pension assets amounting to $11.3 million in fiscal 2001. The assumption of obligations by MTHC and transfer of pension assets did not result in a gain or loss to the Company.

The Company's supplemental pension plan has benefit obligations in excess of plan assets. The benefit obligation, accumulated benefit obligation and fair value of plan assets were $19.0 million, $14.9 million and $0 respectively for the 2001 fiscal year and $17.7 million, $14.9 million and $0 respectively for the 2000 fiscal year. The postretirement benefit plans are unfunded.

For measurement purposes a 10% annual rate of increase in the per capita cost of covered health care claims was assumed for the year 2002 decreasing gradually to 5% for the year 2008. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $6.7 million and would increase the service and interest cost by $.7 million for the year. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $6.4 million and decrease the service and interest cost by $.6 million for the year.

Defined Contribution Plans

The Company has a defined contribution retirement plan that includes most U.S. non-Wisconsin employees. Under the plan the Company makes an annual contribution on behalf of covered employees equal to 2% of each participant's gross income, as defined. For the fiscal years 2001, 2000 and 1999, the net expense related to these plans was $.2 million, $2.1 million and $1.9 million, respectively.

Wisconsin employees of the Company may participate in a salary reduction deferred compensation retirement plan. A maximum of 1-1/2% or 3% of each participant's salary, depending upon the participant's group is matched by the Company. Company contributions totaled $4.7 million in 2001, $4.6 million in 2000 and $4.2 million in 1999.

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

NOTES...

7.5% interest rate. Amounts are included in Accrued Employee Benefits in the balance sheet.

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Domestic Notes Payable and Foreign Loans: The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-Term Debt: The fair value of the Company's long-term debt is estimated based on quotations made on similar issues.

The estimated fair values of the Company's financial instruments are as follows (in thousands of dollars):

                                                        2001
                                              -------------------------
                                              CARRYING            FAIR
                                               AMOUNT            VALUE
                                               ------            -----
CASH AND CASH EQUIVALENTS ............        $ 88,743         $ 88,743

DOMESTIC NOTES PAYABLE ...............        $  3,300         $  3,300

FOREIGN LOANS ........................        $ 16,291         $ 16,291

LONG-TERM DEBT -
   7.25% NOTES DUE 2007 ..............        $ 98,718         $ 96,237

   5.00% CONVERTIBLE NOTES
     DUE 2006 ........................        $140,000         $150,066

   8.875% NOTES DUE 2011 .............        $269,416         $277,608

                                                     2000
                                           ------------------------
                                           Carrying           Fair
                                            Amount           Value
                                            ------           -----
Cash and cash equivalents .............    $16,989         $16,989

Domestic notes payable ................    $48,809         $48,809

Foreign loans .........................    $13,356         $13,356

Long-term debt -
  7.25% Notes due 2007 ................    $98,512         $98,633


(15) DISPOSITION OF BUSINESS:

At the end of August 1999, the Company contributed its two ductile iron foundries to MTHC in exchange for $23.6 million in cash and $45.0 million aggregate par value convertible preferred stock. The provisions of the preferred stock include a 15% cumulative dividend and conversion rights into a minimum of 31% of MTHC common stock. Pursuant to EITF Abstract No. 86-29, the Company considered this contribution to be a monetary transaction, given the significant amount of cash received and recorded the consideration received at fair value. The preferred stock received was determined to have a fair value of $21.6 million based on provisions of the stock and the prevailing market returns for similar investments, estimated to be 30%, as of the date of the transaction.

MTHC is the primary supplier to the Company for iron castings. There are no other material arrangements between the Company and MTHC.

Based on the above and the fair value of all consideration received, the transaction resulted in a $16.5 million gain.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries as of July 1, 2001 and July 2, 2000 and the related consolidated statements of earnings, shareholders' investment and cash flow for each of the three years in the period ended July 1, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of July 1, 2001 and July 2, 2000 and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2001, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
July 26, 2001

QUARTERLY FINANCIAL DATA, DIVIDEND AND MARKET INFORMATION (UNAUDITED)


                                               In Thousands                                  Per Share of Common Stock
                              -------------------------------------------         -----------------------------------------------
                                                                                                              Market Price Range
                                                                                                                 on New York
                                                                   Net              Net                         Stock Exchange
   Quarter                       Net             Gross            Income           Income       Dividends     -------------------
    Ended                       Sales            Profit           (Loss)           (Loss)       Declared       High         Low
    -----                       -----            ------           ------           ------       --------       ----         ---

FISCAL 2001
SEPTEMBER                     $  181,251        $ 25,798        $  (6,304)        $   (.29)     $    .31     $ 44.56     $  32.13
DECEMBER                         368,207          69,606           19,928              .92           .31       46.00        30.38
MARCH                            430,683          86,395           29,889             1.38           .31       48.38        36.50
JUNE                             332,305          57,264            4,500              .21           .31       45.90        35.00
                              ----------        --------        ---------         --------      --------
   TOTAL                      $1,312,446        $239,063        $  48,013         $   2.21 *    $   1.24
                              ==========        ========        =========         ========      ========

Fiscal 2000
September                     $  299,404        $ 55,382        $  25,703         $   1.10      $    .30     $ 63.63     $  55.88
December                         422,879          99,723           41,144             1.77           .30       59.63        49.75
March                            469,289         101,840           42,056             1.84           .30       53.88        31.00
June                             400,992          82,509           27,570             1.24           .30       44.63        34.25
                              ----------        --------        ---------         --------      --------
   Total                      $1,592,564        $339,454        $ 136,473         $   5.97 *    $   1.20
                              ==========        ========        =========         ========      ========

The number of record holders of Briggs & Stratton Corporation Common Stock on August 23, 2001 was 4,101.

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

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Security Ownership of Management - Section 16(a) Beneficial Ownership Reporting Compliance", is incorporated herein by reference. The information concerning "Executive Officers of the Registrant", as a separate item, appears in Part I of this Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, concerning this item, in the subsection titled "Director Compensation" under the caption "Election of Directors" and the "Executive Compensation" section, is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information in the Corporation's definitive Proxy Statement, prepared for the 2001 Annual Meeting of Shareholders, concerning this item, under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", is incorporated herein by reference.

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

             Consolidated Balance Sheets, July 1, 2001 and July 2, 2000

             For the Years Ended July 1, 2001, July 2, 2000 and June 27, 1999:

               Consolidated Statements of Earnings
               Consolidated Statements of Shareholders' Investment Consolidated Statements of Cash Flow
               Notes to Consolidated Financial Statements

             Report of Independent Public Accountants

     2.  Financial Statement Schedules
             Schedule II - Valuation and Qualifying Accounts
             Report of Independent Public Accountants

         All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

     3.  Exhibits
         See Exhibit Index following the Signature Page, which is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

(b)  Reports on Form 8-K

     On April 30, 2001, the Company filed a report on Form 8-K dated April 27, 2001, to report its intent to offer $275,000,000 of senior notes due 2011 and $125,000,000 of convertible senior notes due 2006, to be convertible into the Company's common stock, in separate private placements.

     On May 15, 2001, the Company filed a report on Form 8-K dated May 14, 2001, to report it had completed the previously announced proposed offerings of $275,000,000 of 8.875% senior notes due 2011 and $140,000,000 of 5.00%
     convertible senior notes due 2006 in separate private placements.

     On May 29, 2001, the Company filed a report on Form 8-K dated May 15, 2001, to report that the previously reported pending acquisition of Generac was completed on May 15, 2001 and Generac was now a wholly owned subsidiary of the Company.

     On June 19, 2001, the Company filed a report on Form 8-K dated June 14, 2001, to report that on June 14, 2001, the Board of Directors of the Company had adopted amended and restated Bylaws of the Company.

     On June 28, 2001, the Company filed Amendment No. 1 on Form 8-K/A to amend and restate its Form 8-K dated May 15, 2001, reporting the Company's acquisition of Generac Portable Products, Inc. to include the historical financial statements and pro forma financial information required to be filed in connection with the acquisition.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

 FOR FISCAL YEARS ENDED JULY 1, 2001, JULY 2, 2000 AND JUNE 27, 1999


    Reserve for          Balance             Additions                                          Balance
 Doubtful Accounts      Beginning             Charged        Charges to                         End of
    Receivable           of Year            to Earnings     Reserve, Net           Other         Year
    ----------           -------            -----------     ------------           -----         ----

       2001          $  1,544,000           3,631,000        (3,667,000)          91,000*     $  1,599,000
       2000          $  1,516,000              52,000           (24,000)              -       $  1,544,000
       1999          $  1,537,000            (277,000)          256,000               -       $  1,516,000



*Consists of additions to the reserve related to the acquisition of Generac.






















                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Briggs & Stratton Corporation annual report to shareholders on Form 10-K, and have issued our report thereon dated July 26, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a)(2) is the responsibility of the Corporation's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP
Milwaukee, Wisconsin
July 26, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              BRIGGS & STRATTON CORPORATION

                                              By       /s/ James E. Brenn
                                                -------------------------------------------
                                                         James E. Brenn
      September 11      , 2001                      Senior Vice President and
------------------------                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*


            /s/ John S. Shiely                               /s/ David L. Burner
-----------------------------------------         -----------------------------------------
John S. Shiely                                    David L. Burner
President and Chief Executive Officer and         Director
Director (Principal Executive Officer)


            /s/ James E. Brenn                               /s/ E. Margie Filter
-----------------------------------------         -----------------------------------------
James E. Brenn                                    E. Margie Filter
Senior Vice President and Chief Financial         Director
Officer (Principal Financial Officer and
Principal Accounting Officer)


           /s/ F.P. Stratton, Jr.                            /s/ Peter A. Georgescu
-----------------------------------------         -----------------------------------------
F.P. Stratton, Jr.                                Peter A. Georgescu
Chairman and Director                             Director


           /s/ Jay H. Baker                                  /s/ Robert J. O'Toole
-----------------------------------------         -----------------------------------------
Jay H. Baker                                      Robert J. O'Toole
Director                                          Director


           /s/ Michael E. Batten                            /s/ Charles I. Story
-----------------------------------------         -----------------------------------------
Michael E. Batten                                 Charles I. Story
Director                                          Director


                                                   *Each signature affixed as of
                                                       September 11 , 2001.
                                                   -----------------

                          BRIGGS & STRATTON CORPORATION
                          (Commission File No. 1-1370)

                                  EXHIBIT INDEX
                         2001 ANNUAL REPORT ON FORM 10-K
    Exhibit
    Number                              Document Description

      2 Agreement and Plan of Merger, dated as of March 21, 2001, by and among Briggs & Stratton Corporation, GPP Merger Corporation, Generac Portable Products, Inc. and The Beacon Group III - Focus Value Fund, L.P.
                    (Filed as Exhibit 2 to the Company's Report on Form 8-K dated March 21, 2001 and incorporated by reference herein.)


      3.1         Articles of Incorporation.
                    (Filed as Exhibit 3.2 to the Company's Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

      3.2         Bylaws, as amended and restated June 14, 2001.
                    (Filed as Exhibit 99 to the Company's Report on Form 8-K dated June 14, 2001 and incorporated by reference herein.)

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

    Exhibit
    Number                              Document Description

      4.6 Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation, the Guarantors listed on Schedule I thereto and Bank One, N.A., as Trustee, providing for 5.00% Convertible Senior Notes due May 15, 2006 (including form of Note, form of Notation of Guarantee and other exhibits).
                    (Filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490 and incorporated herein by reference.)

      4.7 Form of Supplemental Indenture dated as of May 15, 2001 between Subsequent Guarantors (Generac Portable Products, Inc., GPPD, Inc., GPPW, Inc. and Generac Portable Products,
                  LLC), Briggs & Stratton Corporation, and Bank One, N.A., as Trustee.
                    (Filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490 and incorporated herein by reference.)

      4.8 Registration Rights Agreement dated as of May 8, 2001 between Briggs & Stratton Corporation and Goldman, Sachs & Co. and Banc of America Securities LLC, as Representatives of the Several Purchasers, providing for the registration of the 5.00% Convertible Senior Notes due May 15, 2006.
                    (Filed as Exhibit 4.8 to the Company's Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490 and incorporated herein by reference.)

      4.9 Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation, the Guarantors listed on Schedule I thereto and Bank One, N.A., as Trustee, providing for 8.875% Senior Notes due March 15, 2011 (including form of Note, form of Notation of Guarantee and other exhibits).
                    (Filed as Exhibit 4.9 to the Company's Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490 and incorporated herein by reference.)

      4.10 Form of Supplemental Indenture dated as of May 15, 2001 between Subsequent Guarantors (Generac Portable Products, Inc., GPPD, Inc., GPPW, Inc. and Generac Portable Products,
                  LLC), Briggs & Stratton Corporation, and Bank One, N.A., as Trustee.
                    (Filed as Exhibit 4.10 to the Company's Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490 and incorporated herein by reference.)

      4.11 Exchange and Registration Rights Agreement dated as of May 9, 2001 between Briggs & Stratton Corporation and Goldman, Sachs & Co. and Banc of America Securities LLC, as Representatives of the Several Purchasers, providing for the registration or exchange of the 8.875% Senior Notes due March 15, 2011.
                    (Filed as Exhibit 4.11 to the Company's Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490 and incorporated herein by reference.)

      4.12        First Supplemental Indenture dated as of May
                  14, 2001 between Briggs & Stratton Corporation and Bank One, N.A., as Trustee under the Indenture dated as of June 4, 1997.
                    (Filed as Exhibit 4.12 to the Company's Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490 and incorporated herein by reference.)

Exhibit                                 Document Description
Number

  4.13 Form of Indenture Supplement to Add a Subsidiary Guarantor dated as of May 15, 2001 among each Subsidiary Guarantor (Generac Portable Products, Inc., GPPD, Inc., GPPW, Inc. and Generac Portable Products, LLC), Briggs & Stratton Corporation, and Bank One, N.A., as Trustee.
                    (Filed as Exhibit 4.13 to the Company's Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490 and incorporated herein by reference.)

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

  10.2 (a)*       Economic Value Added Incentive Compensation Plan, as amended and restated.
                    (Filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

  10.2 (b)*       Amendment to Amended and Restated Economic Value Added
                  Incentive Compensation Plan.
                    (Filed as Exhibit 10.0 to the Company's Report on Form 10-Q for the quarter ended December 31, 2000.)

  10.2 (c)*       Amendment to Amended and Restated Economic Value Added
                  Incentive Compensation Plan.
                    (Filed herewith.)

  10.3*           Form of Change of Control Employment Agreements.
                    (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

  10.4 (a)*       Trust Agreement with an independent trustee to provide
                  payments under various compensation agreements with company employees upon the occurrence of a change in control.
                    (Filed as Exhibit 10.5(a) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

  10.4 (b)*       Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees.
                    (Filed as Exhibit 10.5(b) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

  10.5 (a)*       1999 Amended and Restated Stock Incentive Plan.
                    (Filed as Exhibit A to the Company's 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

  10.5 (b)*       Amendment to Amended and Restated Stock Incentive Plan.
                    (Filed as Exhibit 10.0(b) to the Company's Report on Form 10-Q for the quarter ended September 26, 1999 and incorporated by reference herein.)

  10.6 (a)*       Amended and Restated Leveraged Stock Option Program.
                    (Filed as Exhibit 10.7(c) to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

  10.6 (b)*       Amendment to Amended and Restated Leveraged Stock Option
                  Program.
                    (Filed herewith.)

  10.7*           Amended and Restated Deferred Compensation Agreement for
                  Fiscal 1995.
                    (Filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

Exhibit                                 Document Description
Number

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

  10.13*          Agreement with Executive Officer.
                    (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended December 27, 1998 and incorporated by reference herein.)

  10.14*          Executive Life Insurance Plan.
                    (Filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

  10.15 (a)*      Key Employees Savings and Investment Plan.
                    (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

  10.15 (b)*      Amendment to Key Employees Savings and Investment Plan.
                    (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated by reference herein.)

  10.16*          Consultant Reimbursement Arrangement.
                    (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

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