Form 10-Q
period 2001-09-30
BRIGGS & STRATTON CORP
filed 2001-11-14
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2001

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

           Yes   X     No____
               -----

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                  Outstanding at
                      Class                                     November 8, 2001
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        21,604,183 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                        Page No.

PART I - FINANCIAL INFORMATION

        Item 1.  Financial Statements:

                 Consolidated Condensed Balance Sheets -
                   September 30, 2001 and July 1, 2001                        3

                 Consolidated Condensed Statements of Income -
                   Three Months ended September 30, 2001 and
                   October 1, 2000                                            5

                 Consolidated Condensed Statements of Cash Flow -
                   Three Months ended September 30, 2001 and
                   October 1, 2000                                            6

                 Notes to Consolidated Condensed Financial
                   Statements                                                 7

        Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                   12

        Item 3.  Quantitative and Qualitative Disclosures About
                       Market Risk                                           14


PART II - OTHER INFORMATION

        Item 4.  Submissions of Matters to a Vote of Security Holders        14

        Item 6.  Exhibits and Reports on Form 8-K                            15

        Signatures                                                           15

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                   September 30,        July 1,
                                                        2001             2001
                                                        ----             ----
                                                    (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                        $   24,600        $   88,743
  Accounts receivable, net                            156,315           145,138
  Inventories -
     Finished products and parts                      204,228           218,671
     Work in process                                  137,838            99,247
     Raw materials                                      3,839             3,782
                                                   ----------        ----------
         Total inventories                            345,905           321,700
  Future income tax benefits                           38,550            38,434
  Prepaid expenses and other current assets            18,683            19,415
                                                   ----------        ----------
         Total current assets                         584,053           613,430
                                                   ----------        ----------
OTHER ASSETS:
  Investments                                          46,330            46,071
  Prepaid pension                                      43,835            36,275
  Deferred loan costs                                  10,371            10,429
  Capitalized software                                  6,246             6,552
  Goodwill                                            152,062           166,659
  Other                                                   402               418
                                                   ----------        ----------
         Total other assets                           259,246           266,404
                                                   ----------        ----------
PLANT AND EQUIPMENT:
  Cost                                                903,899           890,191
  Less accumulated depreciation                       484,283           473,830
                                                   ----------        ----------
         Total plant and equipment, net               419,616           416,361
                                                   ----------        ----------
                                                   $1,262,915        $1,296,195
                                                   ==========        ==========


The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)


                     LIABILITIES & SHAREHOLDERS' INVESTMENT



                                                                     September 30,      July 1,
                                                                          2001           2001
                                                                          ----           ----
                                                                      (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                   $  104,282      $  102,559
  Domestic notes payable                                                  3,300           3,300
  Foreign loans                                                          16,427          16,291
  Accrued liabilities                                                   116,959         115,725
  Dividends payable                                                       6,696              --
  Federal and state income taxes                                         (4,300)          4,307
                                                                     ----------      ----------
         Total current liabilities                                      243,364         242,182
                                                                     ----------      ----------
OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment                        15,498          15,536
  Deferred income tax liability                                           7,794          18,351
  Accrued pension cost                                                   15,067          14,494
  Accrued employee benefits                                              13,001          12,979
  Accrued postretirement health care obligation                          61,328          61,767
  Long-term debt                                                        508,280         508,134
                                                                     ----------      ----------
         Total other liabilities                                        620,968         631,261
                                                                     ----------      ----------
SHAREHOLDERS' INVESTMENT:
  Common stock -
      Authorized 60,000 shares, $.01 par value, issued
          28,927 shares                                                     289             289
  Additional paid-in capital                                             35,988          36,043
  Retained earnings                                                     719,115         743,230
  Accumulated other comprehensive loss                                   (6,323)         (6,182)
  Unearned compensation on restricted stock                                (278)           (305)
  Treasury stock at cost, 7,326 and 7,330 shares,  respectively        (350,208)       (350,323)
                                                                     ----------      ----------
         Total shareholders' investment                                 398,583         422,752
                                                                     ----------      ----------
                                                                     $1,262,915      $1,296,195
                                                                     ==========      ==========


The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                   September 30,      October 1,
                                                      2001               2000
                                                      ----               ----
NET SALES                                           $221,329          $181,251
COST OF GOODS SOLD                                   199,807           155,453
                                                    --------          --------
     Gross profit on sales                            21,522            25,798
ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                             38,224            33,612
                                                    --------          --------
     Loss from operations                            (16,702)           (7,814)
INTEREST EXPENSE                                     (10,422)           (4,568)
OTHER INCOME, net                                        315             2,373
                                                    --------          --------
     Loss before credit for income taxes             (26,809)          (10,009)
CREDIT FOR INCOME TAXES                               (9,385)           (3,705)
                                                    --------          --------
NET LOSS                                            $(17,424)         $ (6,304)
                                                    ========          ========
LOSS PER SHARE DATA -
     Average shares outstanding                       21,600            21,612
                                                    ========          ========
     Basic loss per share                           $  (0.81)         $  (0.29)
                                                    ========          ========
     Diluted average shares outstanding               21,613            21,629
                                                    ========          ========
     Diluted loss per share                         $  (0.81)         $  (0.29)
                                                    ========          ========
CASH DIVIDENDS PER SHARE                            $   0.31          $   0.31
                                                    ========          ========


The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                    ------------------
                                                                              Sept. 30, 2001     Oct. 1, 2000
                                                                              --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                      $ (17,424)       $  (6,304)
  Adjustments to reconcile net loss to net cash used in
       operating activities -
           Depreciation and amortization                                           15,023           13,787
           Equity in earnings of unconsolidated affiliates                           (645)          (1,636)
           Loss on disposition of plant and equipment                                 702               54
           Pension income, net                                                     (6,964)          (2,366)
           Provision (credit) for deferred income taxes                             3,534               (3)
           Change in operating assets and liabilities -
               Increase in accounts receivable                                    (11,101)            (137)
               Increase in inventories                                            (24,205)         (99,100)
               (Increase) decrease in prepaid expenses and other
                  current assets                                                     (734)             959
              Decrease (increase) in accounts payable and accrued
                  liabilities                                                       1,564          (32,731)
           Other, net                                                                (659)          (1,091)
                                                                                ---------        ---------
                  Net cash used in operating activities                           (40,909)        (128,568)
                                                                                ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                                                (18,155)         (15,326)
  Proceeds received on disposition of plant and equipment                             287              844
                                                                                ---------        ---------
                 Net cash used in investing activities                            (17,868)         (14,482)
                                                                                ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on loans and notes payable                                           136          151,976
  Issuance cost of long-term debt                                                    (240)              --
  Dividends                                                                        (6,691)          (6,689)
  Purchase of common stock for treasury                                                --           (6,118)
  Proceeds from exercise of stock options                                              52              253
                                                                                ---------        ---------
                Net cash (used in) provided by financing activities                (6,743)         139,422
                                                                                ---------        ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                                              1,377           (1,422)
                                                                                ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (64,143)          (5,050)

CASH AND CASH EQUIVALENTS, beginning                                               88,743           16,989
                                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, ending                                               $  24,600        $  11,939
                                                                                =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW  INFORMATION:
  Interest paid                                                                 $  12,443        $   5,788
                                                                                =========        =========
  Income taxes paid                                                             $     186        $   1,637
                                                                                =========        =========


The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

General Information

           The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of Briggs & Stratton Corporation, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

Comprehensive Income

           Financial Accounting Standard No. 130, "Reporting Comprehensive Income", requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Total comprehensive loss is as follows (in thousands):

                                                               Three Months Ended
                                                               ------------------
                                                           September 30,    October 1,
                                                               2001           2000
                                                               ----           ----
      Net Loss                                              $(17,424)       $(6,304)
      Unrealized loss on marketable securities                  (190)          (256)
      Foreign currency translation adjustments                 1,514         (1,509)
      Gain (loss) on derivative instruments                   (1,465)            12
                                                            --------        -------
          Total comprehensive loss                          $(17,565)       $(8,057)
                                                            ========        =======

      The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                                          September 30,      July 1,
                                                              2001             2001
                                                              ----             ----
      Unrealized loss on marketable securities              $  (943)        $  (753)
      Cumulative translation adjustments                     (5,141)         (6,655)
      Gain (loss) on derivative instruments                    (239)          1,226
                                                            -------         -------
          Accumulated other comprehensive loss              $(6,323)        $(6,182)
                                                            =======         =======


Derivatives

           On July 2, 2000, Briggs & Stratton adopted Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. During the first quarter of fiscals 2002 and 2001, we reclassified immaterial derivative losses to the income statement.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


           Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than twelve months. During the quarter, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency.

Acquisition

           On May 15, 2001, Briggs & Stratton acquired Generac Portable Products
(GPP), a designer, manufacturer and marketer of portable generators, pressure washers and related accessories. The aggregate purchase price of $288 million included $268 million of cash and $20 million of liabilities assumed. The cash paid included $4.5 million of direct acquisition costs.

           The provisions of the acquisition include a contingent purchase price based on the operating results of GPP. We do not expect to pay any additional purchase price pursuant to these provisions.

           The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon the estimated fair values, with the excess purchase price recorded as goodwill. Final adjustments to the purchase price allocation are not expected to be material to the consolidated financial statements. A reclassification of approximately $15 million was made in the first quarter of fiscal 2002 reducing goodwill and increasing deferred income taxes to record differences in financial reporting versus tax reporting.

           Goodwill of approximately $167 million recorded as a result of the acquisition and was amortized on a straight-line basis over twenty years, until July 2, 2001, at which time Briggs & Stratton adopted the provisions of SFAS No. 142. Under the provisions of SFAS No. 142, goodwill is no longer amortizable, but is subject to annual impairment tests. The following table sets forth the unaudited pro forma information for Briggs & Stratton as if the acquisition of GPP had occurred on July 2, 2000 (in millions, except per share data):


                                                      Three Months Ended
                                                      ------------------
                                                September 30,        October 1,
                                                    2001                2000
                                                    ----                ----
      Net Sales                                    $ 221               $ 224
      Net Loss                                     $ (17)              $ (12)

      Basic Loss Per Share                         $(.81)              $(.54)
      Diluted Loss Per Share                       $(.81)              $(.54)

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


Segment and Geographic Information

           In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and subsequent to the May 15, 2001 acquisition of Generac Portable Products, Inc., Briggs & Stratton has concluded that it operates two reportable business segments which are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

                                                       Three Months Ended
                                                       ------------------
                                                   September 30,     October 1,
                                                       2001            2000
                                                       ----            ----
     NET SALES:
      Engines                                        $179,487        $181,251
      Generac Portable Products                        55,128              --
      Eliminations                                    (13,286)             --
                                                     --------        --------
          Total *                                    $221,329        $181,251
                                                     ========        ========

               * Includes sales to
                 international customers             $ 56,709        $ 49,711
                                                     ========        ========
      INCOME (LOSS) FROM OPERATIONS:
      Engines                                        $(17,620)       $ (7,814)
      Generac Portable Products                         1,643              --
      Eliminations                                       (725)             --
                                                     --------        --------
          Total                                      $(16,702)       $ (7,814)
                                                     ========        ========


Sales Incentives

           The Emerging Issues Task Force (EITF) issued EITF Abstract No. 00-25, "Vendor Income Statements Characterization of Consideration Paid to a Re-Seller of a Vendor's Products". Briggs & Stratton plans on adopting EITF No. 00-25 in the second quarter of fiscal 2002. We will be required to reclassify co-op advertising expense from selling expense to sales as a reduction of gross sales. The reclassification will not have a material adverse effect on our results of operations.

Business Combinations

           In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" having a required effective date for fiscal years beginning after December 31, 2001. Under certain circumstances companies are permitted to adopt these statements before the required date. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

           Briggs & Stratton adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002. Application of the nonamortization provisions of the SFAS No. 142 is expected to result in an increase in net income of approximately $.7 million in fiscal 2002. We will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets during the second quarter of fiscal 2002.

           There was no proforma impact of adopting SFAS No. 142. No amortization of goodwill was recorded in the first quarter of fiscals 2002 or 2001, because the acquisition of GPP did not occur until May 15, 2001.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


Long Lived Assets

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 31, related to the disposal of a segment of a business. SFAS No. 144 will be adopted on July 1, 2002. Management does not expect SFAS No. 144 to have a material impact on the consolidated financial statements.

Financial Information of Subsidiary Guarantors of Indebtedness

           Under the terms of Briggs & Stratton's 7.25% senior notes, 8.875% senior notes and 5.00% convertible senior notes and our revolving credit agreement, (collectively, the Domestic Indebtedness), GPP and its subsidiaries became joint and several guarantors of the Domestic Indebtedness. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Each guarantee of the Domestic Indebtedness is the obligation of the guarantor and ranks equally and ratably with the existing and future senior unsecured obligations of that guarantor; accordingly, GPP has provided a full and unconditional guarantee of the Domestic Indebtedness. The following condensed supplemental consolidating financial information reflects the operations of GPP for the three months ended September 30, 2001 (in thousands of dollars):

BALANCE SHEET:                                   Briggs & Stratton     Guarantor    Non-Guarantor
As of September 30, 2001                           Corporation       Subsidiaries    Subsidiaries     Eliminations    Consolidated
------------------------                           -----------       ------------    ------------     ------------    ------------
Current Assets                                     $  451,276          $ 99,934         $54,500         $ (21,657)      $  584,053
Investment in Subsidaries                             296,196                --              --          (296,196)              --
Noncurrent Assets                                     502,489           173,813           2,560                --          678,862
                                                   ----------          --------         -------         ---------       ----------
                                                   $1,249,961          $273,747         $57,060         $(317,853)      $1,262,915
                                                   ==========          ========         =======         =========       ==========
Current Liabilities                                $  211,327          $ 16,918         $30,311         $ (15,192)      $  243,364
Long-Term Debt                                        508,280                --              --                --          508,280
Other Long-Term Obligations                           124,976           (12,288)             --                --          112,688
Stockholders' Equity                                  405,378           269,117          26,749          (302,661)         398,583
                                                   ----------          --------         -------         ---------       ----------
                                                   $1,249,961          $273,747         $57,060         $(317,853)      $1,262,915
                                                   ==========          ========         =======         =========       ==========
STATEMENT OF EARNINGS:
For the Three Months Ended September 30, 2001
---------------------------------------------
Net Sales                                          $  170,838          $ 55,128         $18,576         $ (23,213)      $  221,329
Cost of Goods Sold                                    160,260            47,468          14,637           (22,558)         199,807
                                                   ----------          --------         -------         ---------       ----------
  Gross Profit                                         10,578             7,660           3,939              (655)          21,522
Engineering, Selling, General and
  Administrative Expenses                              29,036             6,018           3,170                --           38,224
                                                   ----------          --------         -------         ---------       ----------
  Income (Loss) from Operations                       (18,458)            1,642             769              (655)         (16,702)
Interest Expense                                      (10,208)              (24)           (240)               50          (10,422)
Other (Expense) Income, Net                               997               (13)            308              (977)             315
                                                   ----------          --------         -------         ---------       ----------
   Income (Loss) Before Provision (Credit)
   for Income Taxes                                   (27,669)            1,605             837            (1,582)         (26,809)
Provision (Credit) for Income Taxes                   (10,245)              557             303                --           (9,385)
                                                   ----------          --------         -------         ---------       ----------
Net Income (Loss)                                  $  (17,424)         $  1,048         $   534         $  (1,582)      $  (17,424)
                                                   ==========          ========         =======         =========       ==========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS:
For the Three Months Ended
--------------------------                          Briggs & Stratton    Guarantor     Non-Guarantor
September 30, 2001                                     Corporation      Subsidiaries    Subsidiaries     Eliminations   Consolidated
------------------                                     -----------      ------------    ------------     ------------   ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                      $(18,352)        $ 1,048         $   534          $  (654)       $(17,424)
  Adjustments to Reconcile Net Income
     (Loss) to Net Cash Used in
        Operating Activities-
   Depreciation and Amortization                           14,251             610             162               --          15,023
   Equity (Earnings) Loss of Affiliates and
       Subsidiaries                                          (945)             --             300               --            (645)
   (Gain) Loss on Disposition of Plant and
       Equipment                                              709              --              (7)              --             702
   Pension Income, Net                                     (6,964)             --              --               --          (6,964)
   Provision for Deferred Taxes                             2,734             800              --               --           3,534
  Change in Operating Assets and Liabilities-
      (Increase) Decrease in Receivables                  (13,174)          2,231          (1,539)           1,381         (11,101)
      (Increase) Decrease in Inventories                  (22,430)         (2,182)           (435)             842         (24,205)
      (Increase) Decrease in Other Current Assets             408            (742)           (400)              --            (734)
      Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                             5,750          (3,060)            443           (1,569)          1,564
     Other, Net                                              (832)            173              --               --            (659)
                                                         --------         -------         -------          -------        --------
         Net Cash Used in
           Operating Activities                          $(38,845)        $(1,122)        $  (942)         $    --        $(40,909)
                                                         --------         -------         -------          -------        --------
Cash Flows from Investing Activities:
    Additions to Plant and Equipment                     $(17,615)        $  (396)        $  (144)         $    --        $(18,155)
    Proceeds Received on Disposition of
         Plant and Equipment                                  279              --               8               --             287
                                                         --------         -------         -------          -------        --------
        Net Cash Used in
           Investing Activities                          $(17,336)        $  (396)        $  (136)         $    --        $(17,868)
                                                         --------         -------         -------          -------        --------
Cash Flows from Financing Activities:
   Net Borrowings (Repayments) on
       Loans and Notes Payable                           $ (1,751)        $ 1,751         $   136          $    --        $    136
   Issuance Costs of
       Long-Term Debt                                        (240)             --              --               --            (240)
   Dividends                                               (6,691)             --              --               --          (6,691)
   Proceeds from Exercise of Stock Options                     52              --              --               --              52
                                                         --------         -------         -------          -------        --------
       Net Cash (Used in) Provided by
          Financing Activities                           $ (8,630)        $ 1,751         $   136          $    --        $ (6,743)
                                                         --------         -------         -------          -------        --------
Effect of Exchange Rate Changes                          $     --         $   492         $   885          $    --        $  1,377
                                                         --------         -------         -------          -------        --------
Net (Decrease) Increase in Cash and
  Cash Equivalents                                       $(64,811)        $   725         $   (57)         $    --        $(64,143)
Cash and Cash Equivalents, Beginning                       85,282             683           2,778               --          88,743
                                                         --------         -------         -------          -------        --------
Cash and Cash Equivalents, Ending                        $ 20,471         $ 1,408         $ 2,721          $    --        $ 24,600
                                                         ========         =======         =======          =======        ========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following is management's discussion and analysis of Briggs & Stratton's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:


                              RESULTS OF OPERATIONS

ACQUISITION

           On May 15, 2001, Briggs & Stratton acquired Generac Portable Products
(GPP) for net cash of $267 million. The results of GPP's operations are included in fiscal 2002's first quarter. The first quarter of fiscal 2001 did not include results of GPP.


SALES

           Net sales for the first quarter of fiscal 2002 totaled $221 million, an increase of $40 million or 22% when compared to the same period of the preceding year. This increase was solely due to the inclusion of GPP's sales in the results for the first quarter of fiscal 2002. Net sales for the engine segment of the business were down slightly between comparable periods because the volume increase in engine shipments was offset by the negative impact of a sales mix, which tended towards lower priced engines.

           Net sales for GPP totaled $55 million, an increase of $10 million over their performance a year ago when Briggs & Stratton did not own it. While this improvement was accomplished by double-digit gains in generator units, GPP did not experience the type of generator demand that could have resulted from a normal hurricane season.


GROSS PROFIT MARGIN

           The gross profit rate decreased to 10% in the current year from 14% in the preceding year. This decline was due entirely to results in the engine segment of the business where the gross profit rate was 8% in fiscal 2002 compared to 14% in fiscal 2001. The major reason for the decrease was less absorbed fixed costs related to a 37% decrease in engine production between the years.

           Gross profits for GPP were $8 million or 14% of sales. This gross profit margin was slightly better than a year ago, reflecting better plant utilization.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

           This category increased $5 million or 14% between years. This increase is primarily due to expenses incurred at GPP. GPP's expenses were $6 million, which were similar to its expenses last year.


INTEREST EXPENSE

           Interest expense increased $6 million or 128% between years. This was the result of the $271 million of debt incurred for the acquisition of GPP.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


PROVISION FOR INCOME TAXES

           The effective tax rate used in the current fiscal quarter was 35.0%. This is management's estimate of what the rate will be for the entire 2002 fiscal year. The rate for the first quarter of fiscal 2001 was 37.0%.


                         LIQUIDITY AND CAPITAL RESOURCES

           Cash flow used in operating activities for the first quarter of fiscal 2002 was $41 million and $129 million in the first quarter of fiscal 2001, an $88 million decrease in requirements between years. This reflects decreased net income of $11 million, offset by reduced working capital requirements of $97 million. The primary decrease in working capital requirements was due to a reduction in engine inventories. The change in accounts payable and accrued liabilities was attributable to GPP being included in the three months ended September 30, 2001 and $16 million of lower payments of profit sharing accruals as compared to the same period in 2000.

           In the first quarter of fiscal 2002, $18 million of cash was used in investing activities compared to $14 million in the first quarter of fiscal 2001. Additions to plant and equipment were the major use of cash.

           Net cash provided by financing activities decreased $146 million between years. The significant decrease was due to the level of short-term domestic borrowings used to fund working capital needs.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

           Briggs & Stratton has remaining authorization to buy up to 1.8 million shares of its stock in open market or private transactions under the June 2000 Board of Directors' authorization to repurchase up to 2.0 million shares. We did not purchase any shares in the first quarter of fiscal 2002 and do not anticipate repurchasing additional shares for the remainder of fiscal 2002.

           As of November 8, 2001, we replaced our $250 million revolving credit facility that would have expired in April 2002, with a three-year $300 million revolving credit facility.

           Management expects cash flows for capital expenditures to total approximately $60 million in fiscal 2002. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash and short-term borrowings.

           Briggs & Stratton currently intends to increase future cash dividends per share at a rate approximating the inflation rate, subject to the discretion of its Board of Directors and the requirements of applicable law and debt covenants.

           Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund its capital requirements for the foreseeable future.


                                     OUTLOOK

           Projected results for the second quarter of fiscal 2002 are not as strong as originally anticipated, but when combined with the improved first quarter results, we currently expect to meet our six-month projections. We anticipate slower sales, as the original equipment manufacturers build closer to the retail spring season, and lower production levels will cause the first half of the year to yield significantly lower results than the same period a year ago.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


           Sales for the entire fiscal year are now anticipated to be approximately $1.64 billion, about 25% higher than last year but lower than earlier forecasts. Weakened generator sales account for the reduction. The gross profit percentage is projected to be approximately 17.8% for the year. The improvement from earlier projections comes from planned expense controls. Engineering, selling and administrative expenses, originally projected to increase from $140 to $165 million, are now anticipated to only increase to $159 million. The majority of the reduction is associated with GPP's costs that are variable depending on sales levels. Interest expense is anticipated to be $45 million, depreciation $60 million and the effective tax rate is planned to be 35%. These estimates are expected to result in net income between $58 and $62 million.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

           Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "objective", "plan", "seek", "think", "will" and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on Briggs & Stratton's current views and assumptions and involve risks and uncertainties that include, among other things: our ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; our ability to successfully integrate the acquisition of GPP into our operations; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers; actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           There have been no material changes since the September 12, 2001, filing of the Company's Annual Report on Form 10-K.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           At the Annual Meeting of Shareholders on October 17, 2001, director nominees named below were elected to a three-year term expiring in 2004 by the indicated votes cast for and withheld with respect to each nominee.

          Name of Nominee                          For               Withheld
          ---------------                          ---               --------
          David L. Burner                      20,188,302             121,797
          Eunice M. Filter                     20,175,925             134,174
          Frederick P. Stratton, Jr.           20,178,341             131,758

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


           Directors whose terms of office continue past the Annual Meeting of Shareholders are: Jay H. Baker; Michael E. Batten; Peter A. Georgescu; Robert J. O'Toole; John S. Shiely and Charles I. Story.


Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits.

           Exhibit
           Number     Description

           10 Amended and Restated Briggs & Stratton Corporation Economic Value Added Incentive Compensation Plan*

           11         Computation of Earnings Per Share of Common Stock*

           12         Computation of Ratio of Earnings to Fixed Charges*


           *Filed herewith

(b)        Reports on Form 8-K.

           There were no reports on Form 8-K for the first quarter ended September 30, 2001, however, a Form 8-K was filed on October 18, 2001.


                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           BRIGGS & STRATTON CORPORATION
                                    (Registrant)



Date:  November 13, 2001   /s/ James E. Brenn
                           ------------------
                           James E. Brenn
                           Senior Vice President and Chief Financial Officer and
                           Duly Authorized Officer