Form 10-Q
period 2001-12-30
BRIGGS & STRATTON CORP
filed 2002-02-12
CIK 14195

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001

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

         Yes   X      No
            --------    ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                 Class                              February 4, 2002
-------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share             21,622,001 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                      INDEX



                                                                                                        Page No.
                                                                                                        --------
          PART I - FINANCIAL INFORMATION

                    Item 1.  Financial Statements:

                             Consolidated Condensed Balance Sheets -
                              December 30, 2001 and July 1, 2001                                            3

                             Consolidated Condensed Statements of Income -
                              Three Months and Six Months ended December 30, 2001 and
                              December 31, 2000                                                             5

                             Consolidated Condensed Statements of Cash Flow -
                              Six Months ended December 30, 2001 and
                              December 31, 2000                                                             6

                             Notes to Consolidated Condensed Financial
                              Statements                                                                    7

                    Item 2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations                                          13

                    Item 3.  Quantitative and Qualitative Disclosures About
                              Market Risk                                                                  17


          PART II - OTHER INFORMATION

                    Item 2.  Changes in Securities and Use of Proceeds                                     17

                    Item 6.  Exhibits and Reports on Form 8-K                                              18

                    Signatures                                                                             19

                    Exhibit Index                                                                          20

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                     December 30,       July 1,
                                                         2001            2001
                                                      ----------      ----------
                                                     (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                         $   16,618      $   88,743
    Accounts receivable, net                             327,510         145,138
    Inventories -
       Finished products and parts                       245,109         218,671
       Work in process                                    95,442          99,247
       Raw materials                                       3,893           3,782
                                                      ----------      ----------

           Total inventories                             344,444         321,700
    Future income tax benefits                            42,342          38,434
    Prepaid expenses and other current assets             19,984          19,415
                                                      ----------      ----------

           Total current assets                          750,898         613,430
                                                      ----------      ----------


OTHER ASSETS:
    Investments                                           44,742          46,071
    Prepaid pension                                       47,011          36,275
    Deferred loan costs                                   10,159          10,429
    Capitalized software                                   6,292           6,552
    Goodwill                                             152,062         166,659
    Other                                                    387             418
                                                      ----------      ----------
           Total other assets                            260,653         266,404
                                                      ----------      ----------


PLANT AND EQUIPMENT:
    Cost                                                 889,478         890,191
    Less accumulated depreciation                        476,665         473,830
                                                      ----------      ----------

           Total plant and equipment, net                412,813         416,361
                                                      ----------      ----------

                                                      $1,424,364      $1,296,195
                                                      ==========      ==========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                                     December 30,        July 1,
                                                                        2001               2001
                                                                     -----------       -----------
                                                                     (Unaudited)
CURRENT LIABILITIES:
  Accounts payable                                                   $    94,733       $   102,559
  Domestic notes payable                                                 149,560             3,300
  Foreign loans                                                           18,157            16,291
  Accrued liabilities                                                    136,359           115,725
  Dividends payable                                                        6,697                --
  Federal and state income taxes                                              --             4,307
                                                                     -----------       -----------
         Total current liabilities                                       405,506           242,182
                                                                     -----------       -----------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment                         15,454            15,536
  Deferred income tax liability                                            9,591            18,351
  Accrued pension cost                                                    15,533            14,494
  Accrued employee benefits                                               13,216            12,979
  Accrued postretirement health care obligation                           63,137            61,767
  Long-term debt                                                         508,426           508,134
                                                                     -----------       -----------

         Total other liabilities                                         625,357           631,261
                                                                     -----------       -----------


SHAREHOLDERS' INVESTMENT:
  Common stock -
      Authorized 60,000 shares, $.01 par value, issued
          28,927 shares                                                      289               289
  Additional paid-in capital                                              35,942            36,043
  Retained earnings                                                      714,802           743,230
  Accumulated other comprehensive loss                                    (7,205)           (6,182)
  Unearned compensation on restricted stock                                 (252)             (305)
  Treasury stock at cost, 7,323 and 7,329 shares,  respectively         (350,075)         (350,323)
                                                                     -----------       -----------
         Total shareholders' investment                                  393,501           422,752
                                                                     -----------       -----------

                                                                     $ 1,424,364       $ 1,296,195
                                                                     -----------       -----------

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)


                                                     Three Months Ended               Six Months Ended
                                                  -------------------------       -------------------------
                                                   Dec. 30         Dec. 31         Dec. 30         Dec. 31
                                                     2001            2000            2001            2000
                                                  ---------       ---------       ---------       ---------
NET SALES                                         $ 335,315       $ 368,207       $ 556,644       $ 549,458

COST OF GOODS SOLD                                  278,695         298,601         478,502         454,054
                                                  ---------       ---------       ---------       ---------

          Gross profit on sales                      56,620          69,606          78,142          95,404

ENGINEERING, SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                         42,286          32,756          80,510          66,368
                                                  ---------       ---------       ---------       ---------

          Income (loss) from operations              14,334          36,850          (2,368)         29,036

INTEREST EXPENSE                                    (11,101)         (8,317)        (21,523)        (12,885)

OTHER INCOME, net                                       427           3,100             742           5,473
                                                  ---------       ---------       ---------       ---------

          Income (loss) before provision for
               income taxes                           3,660          31,633         (23,149)         21,624

PROVISION (CREDIT) FOR INCOME TAXES                   1,281          11,705          (8,104)          8,000
                                                  ---------       ---------       ---------       ---------

          Net income (loss)                       $   2,379       $  19,928       $ (15,045)      $  13,624
                                                  =========       =========       =========       =========

EARNINGS PER SHARE DATA --

          Average shares outstanding                 21,603          21,598          21,602          21,602
                                                  =========       =========       =========       =========

          Basic earnings (loss) per share         $    0.11       $    0.92       $   (0.70)      $    0.63
                                                  =========       =========       =========       =========

          Diluted average shares outstanding         21,616          21,609          21,615          21,617
                                                  =========       =========       =========       =========

          Diluted earnings (loss) per share       $    0.11       $    0.92       $   (0.70)      $    0.63
                                                  =========       =========       =========       =========

 CASH DIVIDENDS PER SHARE                         $    0.31       $    0.31       $    0.62       $    0.62
                                                  =========       =========       =========       =========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)

                                                                               Six  Months Ended
                                                                         ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                    Dec. 30, 2001    Dec. 31, 2000
                                                                         -------------    -------------
   Net income (loss)                                                       $ (15,045)        $  13,624
   Adjustments to reconcile net income (loss) to net cash used in operating activities -
           Depreciation and amortization                                      30,245            27,368
           Equity in earnings of unconsolidated affiliates                    (1,543)           (3,565)
           Loss on disposition of plant and equipment                          1,141               279
           Pension income, net                                                (9,542)          (12,834)
           Provision for deferred income taxes                                 1,529             3,092
           Change in operating assets and liabilities -
               Increase in accounts receivable                              (182,211)         (236,511)
               Increase in inventories                                       (22,745)          (83,574)
               (Increase) decrease in prepaid expenses and other
                  current assets                                              (2,233)              119
               Increase in accounts payable and accrued liabilities           15,729            17,118
            Other, net                                                         1,155            (1,493)
                                                                           ---------         ---------
            Net cash used in operating activities                           (183,520)         (276,377)
                                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment                                          (26,657)          (32,364)
   Proceeds received on disposition of plant and equipment                       547             2,349
   Other, net                                                                  2,426             2,933
                                                                           ---------         ---------
            Net cash used in investing activities                            (23,684)          (27,082)
                                                                           ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on loans and notes payable                                 148,126           327,450
   Issuance cost of long-term debt                                              (327)               --
   Dividends                                                                 (13,384)          (13,380)
   Purchase of common stock for treasury                                          --            (6,118)
    Proceeds from exercise of stock options                                       95               275
                                                                           ---------         ---------
            Net cash provided by financing activities                        134,510           308,227
                                                                           ---------         ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                                           569              (918)
                                                                           ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                (72,125)            3,850
                                                                           ---------         ---------

CASH AND CASH EQUIVALENTS, beginning                                          88,743            16,989
                                                                           ---------         ---------

CASH AND CASH EQUIVALENTS, ending                                          $  16,618         $  20,839
                                                                           =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Interest paid                                                           $  17,075         $   9,838
                                                                           =========         =========

   Income taxes paid                                                       $     642         $   4,655
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

Comprehensive Income

         Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Total comprehensive income (loss) is as follows (in thousands):

                                                            Three Months Ended                Six Months Ended
                                                        -------------------------          ------------------------
                                                        Dec. 30,         Dec. 31,          Dec.30,        Dec. 31,
                                                          2001              2000            2001            2000
                                                        --------         --------         --------       ----------
Net income (loss)                                       $  2,379         $ 19,928         $(15,045)      $   13,624
Unrealized gain (loss) on marketable securities               15             (544)            (175)            (800)
Foreign currency translation adjustments                    (875)             519              639             (990)
Loss on derivative instruments                               (22)          (1,768)          (1,487)          (1,756)
                                                        --------         --------         --------       ----------
     Total comprehensive income (loss)                  $  1,497         $ 18,135         $(16,068)      $   10,078
                                                        ========         ========         ========       ==========

      The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                                                         Dec. 30,          July 1,
                                                                           2001             2001
                                                                         --------         --------
Unrealized loss on marketable securities                                 $   (928)        $   (753)
Cumulative translation adjustments                                         (6,016)          (6,655)
Gain (loss) on derivative instruments                                        (261)           1,226
                                                                         --------         --------
          Accumulated other comprehensive loss                           $ (7,205)        $ (6,182)
                                                                         ========         ========

Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. During the second quarter and six months of fiscal years 2002 and 2001, derivative amounts reclassified to the income statement were immaterial.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than twelve months. During the first six months of fiscal years 2002 and 2001, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transaction occurs, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency.

Acquisition

         On May 15, 2001, Briggs & Stratton acquired Generac Portable Products, Inc. (GPP), a designer, manufacturer and marketer of portable generators, pressure washers and related accessories for net cash of $267 million.

         The provisions of the acquisition include a contingent purchase price based on the operating results of GPP. We do not expect to pay any additional purchase price pursuant to these provisions.

         The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon the estimated fair values, with the excess purchase price recorded as goodwill. Final adjustments to the purchase price allocation are not expected to be material to the consolidated financial statements. A reclassification of approximately $15 million was made in the first quarter of fiscal 2002 reducing goodwill and increasing deferred income taxes to record differences in financial reporting versus tax reporting at GPP.

         Goodwill of approximately $167 million was initially recorded as a result of the acquisition and was amortized on a straight-line basis over twenty years, until July 2, 2001, at which time Briggs & Stratton adopted the provisions of SFAS No. 142. Under the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. The following table sets forth the unaudited pro forma information for Briggs & Stratton as if the acquisition of GPP had occurred on July 2, 2000 (in millions, except per share data):

                                           Three Months Ended            Six Months Ended
                                         -----------------------      ----------------------
                                         Dec. 30,       Dec. 31,      Dec. 30,      Dec. 31,
                                           2001           2000          2001          2000
                                         -------        --------      --------      --------
Net Sales                                $   335        $   404        $ 557         $ 629
Net Income (Loss)                        $     2        $    14        $ (15)        $   3

Basic Earnings (Loss) Per Share          $  0.11        $  0.66        $(0.70)       $0.12
Diluted Earnings (Loss) Per Share        $  0.11        $  0.66        $(0.70)       $0.12

Segment and Geographic Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and subsequent to the May 15, 2001 acquisition of GPP, Briggs & Stratton has concluded that it operates two reportable business segments which are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                                               Three Months Ended                   Six Months Ended
                                                           ---------------------------        ---------------------------
                                                            Dec. 30,          Dec. 31,         Dec. 30,          Dec. 31,
                                                              2001              2000             2001              2000
                                                           ---------         ---------        ---------         ---------
NET SALES
     Engines                                               $ 307,521         $ 368,207        $ 487,008         $ 549,458
     Generac Portable Products                                39,622                --           94,750                --
     Eliminations                                            (11,828)               --          (25,114)               --
                                                           ---------         ---------        ---------         ---------

         Total*                                            $ 335,315         $ 368,207        $ 556,644         $ 549,458
                                                           =========         =========        =========         =========
         *Includes sales to international customers        $  87,570         $  88,561        $ 142,277         $ 136,331
                                                           =========         =========        =========         =========


GROSS PROFIT ON SALES:
     Engines                                               $  53,884         $  69,606        $  68,471         $  95,404
     Generac Portable Products                                 3,201                --           10,861                --
     Eliminations                                               (465)               --           (1,190)               --
                                                           ---------         ---------        ---------         ---------
         Total                                             $  56,620         $  69,606        $  78,142         $  95,404
                                                           =========         =========        =========         =========

INCOME (LOSS) FROM OPERATIONS:
     Engines                                               $  16,723         $  36,850        $    (897)        $  29,036
     Generac Portable Products                                (1,924)               --             (281)               --
     Eliminations                                               (465)               --           (1,190)               --
                                                           ---------         ---------        ---------         ---------
         Total                                             $  14,334         $  36,850        $  (2,368)        $  29,036
                                                           =========         =========        =========         =========

Sales Incentives

         The Emerging Issues Task Force (EITF) issued EITF Abstract No. 00-25, "Vendor Income Statements Characterization of Consideration Paid to a Re-Seller of a Vendor's Products." Briggs & Stratton will adopt EITF No. 00-25 in the third quarter of fiscal 2002. We will be required to reclassify co-op advertising expense from selling expense to sales as a reduction of gross sales. The impact of adopting EITF No. 00-25 in the second quarter of fiscal 2002 would have reduced net sales by $1.6 million and $0.5 million for the second quarter of fiscal 2002 and 2001, respectively. The reclassification for the first six months of fiscal 2002 and 2001 would have been $3.3 million and $1.0 million, respectively.

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

         Briggs & Stratton adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002. Application of the non-amortization provisions of the SFAS No. 142 is expected to result in an increase in net income of approximately $.7 million in fiscal 2002.

          We have performed the first of the required impairment tests of goodwill and indefinite lived intangible assets and found no impairment of the assets as of December 30, 2001.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         There was no proforma impact of adopting SFAS No. 142. No amortization of goodwill was recorded in the first six months of fiscal years 2002 or 2001, because the acquisition of GPP did not occur until May 15, 2001.

Long Lived Assets

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 31, related to the disposal of a segment of a business. SFAS No. 144 will be adopted on July 1, 2002. Management does not expect SFAS No. 144 to have a material impact on the consolidated financial statements.

Financial Information of Subsidiary Guarantors of Indebtedness

         Under the terms of Briggs & Stratton's 7.25% senior notes, 8.875% senior notes and 5.00% convertible senior notes and our revolving credit agreement, (collectively, the Domestic Indebtedness), GPP and its subsidiaries became joint and several guarantors of the Domestic Indebtedness. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Each guarantee of the Domestic Indebtedness is the obligation of the guarantor and ranks equally and ratably with the existing and future senior unsecured obligations of that guarantor; accordingly, GPP has provided a full and unconditional guarantee of the Domestic Indebtedness. The following condensed supplemental consolidating financial information reflects the operations of GPP for the three months and six months ended December 30, 2001 (in thousands of dollars):


BALANCE SHEET:                   Briggs & Stratton      Guarantor         Non-Guarantor
As of December 30, 2001             Corporation        Subsidiaries        Subsidiaries        Eliminations        Consolidated
-----------------------             -----------        ------------        ------------        ------------        ------------
Current Assets                      $   620,549        $   103,117         $    57,984         $   (30,752)        $   750,898
Investment in Subsidiaries              292,195                 --                  --            (292,195)                 --
Non-current Assets                      496,537            174,427               2,502                  --             673,466
                                    -----------        -----------         -----------         -----------         -----------
                                    $ 1,409,281        $   277,544         $    60,486         $  (322,947)        $ 1,424,364
                                    ===========        ===========         ===========         ===========         ===========

Current Liabilities                 $   372,177        $    20,720         $    35,853         $   (23,244)        $   405,506
Long--Term Debt                         508,426                 --                  --                  --             508,426
Other Long--Term Obligations            127,752            (10,821)                 --                  --             116,931
Stockholders' Equity                    400,926            267,645              24,633            (299,703)            393,501
                                    -----------        -----------         -----------         -----------         -----------
                                    $ 1,409,281        $   277,544         $    60,486         $  (322,947)        $ 1,424,364
                                    ===========        ===========         ===========         ===========         ===========


                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF EARNINGS:
For the Three Months Ended                    Briggs & Stratton    Guarantor       Non-Guarantor
    December 30, 2001                            Corporation      Subsidiaries      Subsidiaries      Eliminations      Consolidated
--------------------------                       -----------      ------------      ------------      ------------      ------------
Net Sales                                         $ 301,464         $  39,622         $  17,529         $ (23,300)        $ 335,315
Cost of Goods Sold                                  250,885            36,421            13,646           (22,257)          278,695
                                                  ---------         ---------         ---------         ---------         ---------
  Gross Profit                                       50,579             3,201             3,883            (1,043)           56,620
Engineering, Selling, General and
  Administrative Expenses                            33,730             5,124             3,432                --            42,286
                                                  ---------         ---------         ---------         ---------         ---------
  Income (Loss) from Operations                      16,849            (1,923)              451            (1,043)           14,334
Interest Expense                                    (10,934)              (15)             (186)               34           (11,101)
Other (Expense) Income, Net                          (1,881)               70               157             2,081               427
                                                  ---------         ---------         ---------         ---------         ---------
   Income (Loss) Before Provision (Credit)
   for Income Taxes                                   4,034            (1,868)              422             1,072             3,660
Provision (Credit) for Income Taxes                   1,655              (641)              267                --             1,281
                                                  ---------         ---------         ---------         ---------         ---------
Net Income (Loss)                                 $   2,379         $  (1,227)        $     155         $   1,072         $   2,379
                                                  =========         =========         =========         =========         =========


STATEMENT OF EARNINGS:
For the Six Months Ended                      Briggs & Stratton     Guarantor      Non-Guarantor
    December 30, 2001                            Corporation      Subsidiaries      Subsidiaries      Eliminations      Consolidated
------------------------                         -----------      ------------      ------------      ------------      ------------
Net Sales                                         $ 472,302         $  94,750         $  36,105         $ (46,513)        $ 556,644
Cost of Goods Sold                                  411,145            83,889            28,283           (44,815)          478,502
                                                  ---------         ---------         ---------         ---------         ---------

  Gross Profit                                       61,157            10,861             7,822            (1,698)           78,142
Engineering, Selling, General and
  Administrative Expenses                            62,766            11,142             6,602                --            80,510
                                                  ---------         ---------         ---------         ---------         ---------
  Income (Loss) from Operations                      (1,609)             (281)            1,220            (1,698)           (2,368)

Interest Expense                                    (21,142)              (39)             (426)               84           (21,523)
Other (Expense) Income, Net                            (884)               57               465             1,104               742
                                                  ---------         ---------         ---------         ---------         ---------
   Income (Loss) Before Provision (Credit)
   for Income Taxes                                 (23,635)             (263)            1,259              (510)          (23,149)
Provision (Credit) for Income Taxes                  (8,590)              (84)              570                --            (8,104)
                                                  ---------         ---------         ---------         ---------         ---------

Net Income (Loss)                                 $ (15,045)        $    (179)        $     689         $    (510)        $ (15,045)
                                                  =========         =========         =========         =========         =========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS:
For the Six Months Ended                          Briggs & Stratton   Guarantor    Non--Guarantor
    December 30, 2001                                 Corporation    Subsidiaries    Subsidiaries      Eliminations    Consolidated
------------------------                              -----------    ------------    ------------      ------------    ------------
Cash Flows from Operating Activities:
  Net Income (Loss)                                    $ (15,045)      $    (179)      $     689       $    (510)      $ (15,045)
  Adjustments to Reconcile Net Income
     (Loss) to Net Cash Used in
        Operating Activities-
   Depreciation and Amortization                          28,962           1,000             283              --          30,245
   Equity (Earnings) Loss of Affiliates and
       Subsidiaries                                        1,637              --             (14)         (3,166)         (1,543)
   (Gain) Loss on Disposition of Plant and
       Equipment                                           1,161             (17)             (3)             --           1,141
   Pension Income, Net                                    (9,542)             --              --              --          (9,542)
   Provision for Deferred Taxes                             (309)          1,838              --              --           1,529
  Change in Operating Assets and Liabilities-
      (Increase) Decrease in Receivables                (196,737)          5,365            (271)          9,432        (182,211)
      (Increase) Decrease in Inventories                 (16,839)         (4,753)         (3,039)          1,886         (22,745)
      (Increase) Decrease in Other Current Assets          1,605          (2,819)         (1,019)             --          (2,233)
      Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                           19,064           3,005           3,280          (9,620)         15,729
     Other, Net                                              848             307              --              --           1,155
                                                       ---------       ---------       ---------       ---------       ---------
         Net Cash Provided by (Used in)
           Operating Activities                         (185,195)          3,747             (94)         (1,978)       (183,520)
                                                       ---------       ---------       ---------       ---------       ---------

Cash Flows from Investing Activities:
    Additions to Plant and Equipment                     (24,850)         (1,484)           (323)             --         (26,657)
    Proceeds Received on Disposition of
         Plant and Equipment                                 536              --              11              --             547
    Other, net                                             1,862              --             564              --           2,426
                                                       ---------       ---------       ---------       ---------       ---------
        Net Cash Provided by (Used in)
           Investing Activities                          (22,452)         (1,484)            252              --         (23,684)
                                                       ---------       ---------       ---------       ---------       ---------
Cash Flows from Financing Activities:
   Net Borrowings (Repayments) on
       Loans and Notes Payable                           146,773            (513)          1,866              --         148,126
   Issuance Costs of
       Long--Term Debt                                      (327)             --              --              --            (327)
   Dividends                                             (13,384)             --          (1,978)          1,978         (13,384)
   Proceeds from Exercise of Stock
       Options                                                95              --              --              --              95
                                                       ---------       ---------       ---------       ---------       ---------
       Net Cash Provided by (Used in)
          Financing Activities                           133,157            (513)           (112)          1,978         134,510
                                                       ---------       ---------       ---------       ---------       ---------
Effect of Exchange Rate Changes                               --             277             292              --             569
                                                       ---------       ---------       ---------       ---------       ---------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                       (74,490)          2,027             338              --         (72,125)
Cash and Cash Equivalents, Beginning                      85,282             683           2,778              --          88,743
                                                       ---------       ---------       ---------       ---------       ---------
Cash and Cash Equivalents, Ending                      $  10,792       $   2,710       $   3,116       $      --       $  16,618
                                                       =========       =========       =========       =========       =========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of Briggs & Stratton's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

                              RESULTS OF OPERATIONS

GENERAL

Early Retirement Incentive Program

         In the second quarter of fiscal 2002 Briggs & Stratton offered and finalized an early retirement incentive program. The net reduction in the global salaried workforce will be approximately 7%.

         The second quarter and six month results for fiscal 2002 included expenses of $5 million on an after tax basis representing the cost of the early retirement incentive program. The majority of the impact on net income was the result of recognizing the cost of the special termination benefits, which reduced net periodic pension income.

         The impact for the full fiscal year of 2002 is projected to reduce net income on an after tax basis of approximately $2 million, after consideration of $3 million in savings during the second half of fiscal 2002 for lower salary related expenditures. The anticipated net income impact of salary related savings for fiscal 2003 is projected to be approximately $6 million on an after tax basis.

Acquisition

         On May 15, 2001, Briggs & Stratton acquired Generac Portable Products, Inc. (GPP) for net cash of $267 million. The results of GPP's operations are included in fiscal 2002's first six months. The first six months of fiscal 2001 did not include results of GPP.


SALES

         Net sales for the second quarter of fiscal 2002 totaled $335 million, a decrease of $33 million or 9% when compared to the same period of the preceding year. This decrease was the result of $61 million of lower Engine sales offset by the inclusion of $40 million of GPP sales in our results. In addition, we eliminated $12 million of inter-company engine sales to GPP.

         Second quarter net sales for the Engine segment of the business were $307 million versus $368 million in the prior year. This 16% decrease was primarily the result of a 12% decrease in unit volume and a sales mix that was weighted more heavily to small horsepower, lower priced engines. The decrease in unit sales is the result of original equipment manufacturers effecting production plans which result in their production starting later, closer to the retail demand which starts in the spring of the year. This production delay, along with carrying lower inventories of higher horsepower engines for riding equipment, allows the equipment manufacturers to control working capital requirements.

         Net sales for the GPP segment of the business totaled $40 million, a decrease of $1 million from GPP's performance a year ago when Briggs & Stratton did not own them. Generator volume increased 33% over the prior year as a higher level of non-storm restocking took place in fiscal 2002. Pressure washer unit shipments were down 32% between years. Last year, a new major retail customer took first time shipments in December. This year, the retail customer is only receiving normal stocking shipments.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         Net sales for the six months ended December 30, 2001 totaled $557 million, an increase of $7 million or 1% compared to the first six months of the prior year. The increase was the result of $95 million of GPP sales included in the results offset by lower Engine sales of $62 million and an inter-company sales elimination of $25 million.

         Six-month net sales for the Engine segment for fiscal 2002 were $487 million versus $549 million in the prior year. Causes of the decline in sales between years were the same as for the second quarter. Year to date unit shipments were off 7% from the prior year and reflect original equipment manufacturers' efforts to move the assembly of lawn and garden equipment closer to the spring retail selling season.

         GPP's net sales for the first six months were $95 million compared to $86 million a year ago when Briggs & Stratton did not own them. Increased generator volume in the first six months of fiscal 2002 accounted for the increased sales between years. While up, the entire generator market has not recovered as much as we originally anticipated. In particular, we've experienced another hurricane season that did not impact the United States.


GROSS PROFIT MARGIN

         The gross profit rate decreased to 17% in the current quarter from 19% in the preceding year's second quarter. This resulted in lower gross profit of $7 million. This decline was due to $3 million of lower gross profit margins in the Engine segment of the business and $4 million due to the impact of GPP sales, whose 8% gross margins are significantly lower than the margins experienced in the Engine segment.

          Gross margins in the second quarter for the Engine segment were adversely affected by the production of 6% fewer engines and a $5 million pre-tax expense for the early retirement incentive program that was completed at the end of December 2001. Offsetting the negatives were improved labor productivity and expense reductions in the overhead spending.

         GPP's gross profit rate decreased to 8% in the current quarter from 11% in the second quarter of fiscal 2001. This resulted in lower gross profit of $1 million. This decline was a result of an unfavorable mix of generator sales, which were weighted to product that had smaller gross margins.

         The gross profit rate for the six-month period decreased to 14% in the current year from 17% in the preceding year. This resulted in a $19 million lower gross profit. The Engine segment had lower gross profit of $13 million and the impact of the lower margined GPP segment had a $6 million impact.

         The six-month decrease in the Engine segment resulted primarily from the same factors discussed above for the quarter. Engine production volume, down 20%, impacted margins by approximately $6 million and the early retirement incentive program had an impact of $5 million.

         Sales of generators with lower margins created an unfavorable mix, which negatively affected the gross profit margin of GPP for the comparable six-month periods.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The engineering, selling and administrative expenses increased $10 million or 29% between the second fiscal quarters of 2002 and 2001. GPP's expenses were $5 million of the increase. GPP's 2002 expenses in this category were consistent with last year when we did not own them. In addition, there were $3 million of additional pre-tax expenses associated with the early retirement incentive program.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         This category increased $14 million or 21% for the comparative six-month periods. Expenses incurred by GPP amounted to $11 million, with the remainder of the increase attributable to the $3 million of expenses related to the early retirement incentive program.


INTEREST EXPENSE

         Interest expense increased $3 million or 33% in the second quarter comparison and increased $9 million or 67% in the six-month comparison. These increases were the result of the long-term debt issued to make the acquisition of GPP offset by lower borrowings for working capital in the current fiscal year.


PROVISION FOR INCOME TAXES

         The effective tax rate used in both the second quarter and six-month periods for the current year was 35.0%. This is management's estimate of what the rate will be for the entire 2002 fiscal year. Last year's rate was 37.0% in both periods.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities for the six-month periods of fiscal 2002 and fiscal 2001 were $184 million and $276 million, respectively, an $82 million decrease in the cash used in operating activities between years. This reflects reduced working capital requirements of $114 million, offset by decreased net income of $29 million. The primary decrease in the working capital requirements was the reduction in the levels of engine inventories. We executed a plan of reduced production in the first six months to lower the finished engine inventory to more historical levels. Also, reducing the working capital requirements for fiscal 2002 was the change in accounts receivable attributable to lower sales in the Engine segment of the business.

         Net cash used in investing activities totaled $24 million and $27 million in fiscal 2002 and fiscal 2001, respectively. Additions to plant and equipment were the major use of cash. The amount was lower between years because capital expenditures are being deferred to later in the fiscal year to lower borrowing requirements in the period where we have the greatest working capital buildup.

         Net cash provided by financing activities decreased $174 million between years. The significant decrease was due to the lower level of short-term domestic borrowings used to fund working capital needs and the greater cash balances that were on hand at the start of fiscal 2002.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         As of November 15, 2001, we replaced our $250 million revolving credit facility that would have expired in April 2002, with a three-year $300 million revolving credit facility. See Item 2 in Part II of this report for a description of the terms of the new credit facility.

         At December 30, 2001, we had utilized $144 million of the revolver's capacity. It is anticipated that by the fourth quarter of fiscal 2002 our cash flows will have enabled us to pay back all borrowings related to the revolving credit facility.

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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         Briggs & Stratton has remaining authorization to buy up to 1.8 million shares of its stock in open market or private transactions under the June 2000 Board of Directors' authorization to repurchase up to 2.0 million shares, subject to limitations in our credit facility. We did not purchase any shares in the first six months of fiscal 2002 and do not anticipate repurchasing additional shares for the remainder of fiscal 2002.

         Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund its capital requirements for the foreseeable future.


                                     OUTLOOK

         We continue to believe that Engine segment shipments will be up 5% between years; however, we have lowered our projected GPP sales for the year to $220 million, down from the $260 million we had projected earlier. GPP's business has continued to soften in the generator product line. This should result in approximately a 15% consolidated revenue increase between years.

         We believe gross margins for the full year will be approximately 18.5%. This margin is an improvement from our last estimate because improved productivity and expense controls experienced in the first half of the year are now projected to continue into the second half of the year, and the mix impact of lower margin GPP's sales has been reduced.

         Engineering, selling and administrative expenses for the year are currently estimated to be $156 million. The majority of the reduction from prior estimates is associated with GPP's selling costs that are variable depending on sales levels and the benefits of the completed integration program.

         Interest expense is anticipated to be approximately $44 million and depreciation and capital expenditures are each projected to be approximately $60 million for the year. The effective tax rate remains at 35%.

         Net income is estimated to be in the $56 to $60 million range. Free cash flow is expected to be in the $70 million range for the year and dividends at a $27 million level. Earnings before income taxes, depreciation and amortization are projected to be approximately $190 million.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS


         Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "plan," "seek," "think," "will" and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on Briggs & Stratton's current views and assumptions and involve risks and uncertainties that include, among other things: our ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since the September 12, 2001, filing of the Company's Annual Report on Form 10-K.


                          PART II -- OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS


                    REPLACEMENT OF REVOLVING CREDIT FACILITY

         We reported in our Annual Report on Form 10-K for the fiscal year ended July 1, 2001 that we (Briggs & Stratton Corporation) were negotiating for the replacement of our $250 million revolving credit facility that was scheduled to expire in April 2002. We use our revolving credit facility to fund seasonal working capital requirements and other financing needs (including, without limitation, providing liquidity support for commercial paper that we issue). On September 28, 2001, we entered into a replacement three-year revolving credit facility in the amount of $175 million and agreed with the participating lenders to seek additional commitments that would, if obtained, increase the total facility to $300 million, which was accomplished by a first amendment to the credit agreement dated as of November 15, 2001. The credit facility is guaranteed by all of our material domestic subsidiaries.

         Borrowings under the new credit facility bear interest at a rate per annum equal to, at our option, either (1) an interest rate based on 1, 2, 3 or 6 month LIBOR plus a margin of from 0.50% per annum to 1.75% per annum, depending upon the ratings of our long-term debt by Standard & Poor's Rating group, a division of McGraw-Hill Companies ("S&P") and Moody's Investors Service, Inc. ("Moody's"), or (2) a base rate determined by reference to the higher of (a) the federal funds rate plus 0.50% per annum and (b) the agent bank's prime rate plus, with respect to such base rate, a margin of up to 0.25% per annum, also depending upon our credit ratings. In either case (1) or (2) above, we also agreed to pay a commitment fee of from 0.10% to 0.35% per annum and a fee for letters of credit of from 0.50% to 1.75% per annum, depending upon our credit ratings.

         The new credit agreement includes a number of financial and operating restrictions including, among other things, restrictions on our ability to:

       -   create or permit liens on our assets or those of our subsidiaries;

       -   dispose of assets;

       - merge or consolidate with another company, or permit our subsidiaries to do so;

       -   make loans to, or investments in, third parties;

       -   incur additional indebtedness or contingent obligations;

       - engage in a material line of business substantially different from those we and our subsidiaries currently carry on;

       - pay dividends or redeem or repurchase stock in excess of $35 million in any fiscal year; and

       - redeem or prepay other indebtedness (other than commercial paper) using proceeds from the credit

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

           facility or when we are in default thereunder. The credit facility contains financial covenants that, among other things, require us to:

           - maintain an interest coverage ratio of not less than 2.75:1.0 until June 30, 2002 and not less than 3.0:1.0 thereafter;

           - maintain a leverage ratio (as defined therein) of no more than 62.5%, with seasonal increases of up to 67.5%, generally declining over time to not more than 55.0% after March 28, 2004;

           - maintain a minimum net worth of at least $350 million, plus 50% of our consolidated net income in each fiscal year ending after the date of the agreement (with no deduction for a net loss in any fiscal year) plus the net proceeds of any issuance of equity securities;

           - maintain a ratio of total funded debt to EBITDA of no more than 3.25:1.0 as of June 30, 2002, no more than 3.00:1.0 as of June 29, 2003 and no more than 2.75:1.0 as of June 27, 2004; and

           - limit capital expenditures to $100 million during the fiscal year ending June 30, 2002 and to $75 million plus any carry-over from a prior year (but not more than $25 million) in each fiscal year thereafter.

         The credit facility also contains provisions that only apply if our credit rating from S&P is BB or below or our credit rating from Moody's is Ba2 or below. If either of those circumstances occurs, (a) we must promptly provide guarantees from each of our domestic subsidiaries (excluding those whose assets comprise less than 2% of our consolidated assets and whose revenues constitute less than 2% of our consolidated revenues during the most recent fiscal quarter), and (b) we must provide a first priority perfected lien (the "Springing Lien") on substantially all of our assets and those of our guarantor subsidiaries and on all of the stock of our domestic subsidiaries and 65% of the stock of our foreign subsidiaries. Under the indentures governing our outstanding 7.25% notes due September 15, 2007 and our outstanding 8.875% senior notes due March 15, 2011, those notes will share ratably in the Springing Lien, should it be granted. Our outstanding 5.00% convertible senior notes due May 15, 2006 have no comparable provision and would not share in the lien.

         The credit agreement and first amendment are filed as exhibits to this report. The above description of the credit agreement is qualified by reference to the provisions of the credit agreement, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number            Description
         ------            -----------

          4.1 (a)          Multicurrency Credit Agreement, dated as of
                           September 28, 2001, by and among Briggs & Stratton Corporation, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto (the "Credit Agreement")*

          4.1 (b) First Amendment for the Credit Agreement, dated as of November 15, 2001*

         11                Computation of Earnings Per Share of Common Stock*

         12                Computation of Ratio of Earnings to Fixed Charges*

         *Filed herewith

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(b)         Reports on Form 8-K.

         On October 18, 2001, Briggs & Stratton filed a report on Form 8-K dated October 18, 2001, to file as an exhibit the press release reporting its first quarter financial results.

         On November 15, 2001, Briggs & Stratton filed a report on Form 8-K dated November 14, 2001, to report that an early retirement incentive benefit package would be offered to eligible Milwaukee based salaried employees and approximately twenty-five other salaried positions would be eliminated.

         On December 21, 2001, Briggs & Stratton filed a report on Form 8-K dated December 21, 2001, to file as an exhibit the press release reporting the finalization of the early retirement packages announced on November 14, 2001.

         On January 31, 2002, Briggs & Stratton filed a report on Form 8-K dated January 17, 2002, to file as an exhibit the press release reporting its second quarter financial results.



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


                                    BRIGGS & STRATTON CORPORATION
                                    -----------------------------
                                             (Registrant)



Date:  February 11, 2002            /s/ James E. Brenn
                                    ----------------------------
                                    James E. Brenn
                                    Senior Vice President and Chief Financial
                                    Officer and Duly Authorized Officer

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX


Exhibit
Number                                     Description
------                                     -----------

 4.1 (a) Multicurrency Credit Agreement, dated as of September 28, 2001, by and among Briggs & Stratton Corporation, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto (the "Credit Agreement")

 4.1 (b)              First Amendment to the Credit Agreement, dated as of
                      November 15, 2001

   11                 Computation of Earnings Per Share of Common Stock

   12                 Computation of Ratio of Earnings to Fixed Charges