Form 10-Q
period 2002-03-31
BRIGGS & STRATTON CORP
filed 2002-05-15
CIK 14195

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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


                                                                Outstanding at
                Class                                              May 8, 2002
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                      21,638,984 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES





                                      INDEX



                                                                        Page No.
                                                                        --------

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements:

              Consolidated Condensed Balance Sheets -
                March 31, 2002 and July 1, 2001                            3

              Consolidated Condensed Statements of Income -
                Three Months and Nine Months ended March 31, 2002 and
                April 1, 2001                                              5

              Consolidated Condensed Statements of Cash Flow -
                Nine Months ended March 31, 2002 and
                April 1, 2001                                              6

              Notes to Consolidated Condensed Financial
                Statements                                                 7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       13

     Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                               16


PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                            17

     Signatures                                                           17

     Exhibit Index                                                        18

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                       March 31,        July 1,
                                                         2002             2001
                                                      -----------     -----------
                                                      (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                          $   65,434     $   88,743
    Accounts receivable, net                              402,493        145,138
    Inventories -
       Finished products and parts                        149,237        218,671
       Work in process                                     81,034         99,247
       Raw materials                                        3,219          3,782
                                                       ----------     ----------
            Total inventories                             233,490        321,700
    Future income tax benefits                             46,270         38,434
    Prepaid expenses and other current assets              17,979         19,415
                                                       ----------     ----------
           Total current assets                           765,666        613,430
                                                       ----------     ----------

OTHER ASSETS:
    Investments                                            43,674         46,071
    Prepaid pension                                        55,385         36,275
    Deferred loan costs                                     9,881         10,429
    Capitalized software                                    6,383          6,552
    Goodwill                                              155,330        166,659
    Intangible Assets                                         301            418
                                                       ----------     ----------
           Total other assets                             270,954        266,404
                                                       ----------     ----------

PLANT AND EQUIPMENT:
    Cost                                                  891,319        890,191
    Less accumulated depreciation                         485,606        473,830
                                                       ----------     ----------
           Total plant and equipment, net                 405,713        416,361
                                                       ----------     ----------
                                                       $1,442,333     $1,296,195
                                                       ==========     ==========



The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                 (In thousands)



                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                                   March 31,        July 1,
                                                                     2002             2001
                                                                  -----------    -----------
                                                                  (Unaudited)

CURRENT LIABILITIES:
  Accounts payable                                                $   101,785    $   102,559
  Domestic notes payable                                              112,778          3,300
  Foreign loans                                                        15,630         16,291
  Accrued liabilities                                                 132,230        115,725
  Dividends payable                                                     6,919           --
  Federal and state income taxes                                       10,332          4,307
                                                                  -----------    -----------
         Total current liabilities                                    379,674        242,182
                                                                  -----------    -----------

OTHER LIABILITIES:
  Deferred revenue on sale of plant and equipment                      15,409         15,536
  Deferred income tax liability                                        20,795         18,351
  Accrued pension cost                                                 15,920         14,494
  Accrued employee benefits                                            13,281         12,979
  Accrued postretirement health care obligation                        63,300         61,767
  Long-term debt                                                      508,572        508,134
                                                                  -----------    -----------
         Total other liabilities                                      637,277        631,261
                                                                  -----------    -----------

SHAREHOLDERS' INVESTMENT:
  Common stock -
      Authorized 60,000 shares, $.01 par value, issued
          28,927 shares                                                   289            289
  Additional paid-in capital                                           35,595         36,043
  Retained earnings                                                   745,500        743,230
  Accumulated other comprehensive loss                                 (7,048)        (6,182)
  Unearned compensation on restricted stock                              (225)          (305)
  Treasury stock at cost, 7,295 and 7,328 shares, respectively       (348,729)      (350,323)
                                                                  -----------    -----------
         Total shareholders' investment                               425,382        422,752
                                                                  -----------    -----------
                                                                  $ 1,442,333    $ 1,296,195
                                                                  ===========    ===========




The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands except per share data)
                                   (Unaudited)




                                                   Three Months Ended            Nine Months Ended
                                               --------------------------    -------------------------
                                                March 31,      April 1,        March 31,     April 1,
                                                  2002           2001            2002          2001
                                               -----------    -----------    -----------    -----------
NET SALES                                      $   516,758    $   430,188    $ 1,070,076    $   978,670

COST OF GOODS SOLD                                 414,263        344,289        892,766        798,342
                                               -----------    -----------    -----------    -----------

          Gross profit on sales                    102,495         85,899        177,310        180,328

ENGINEERING, SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                        35,429         33,153        112,613         98,546
                                               -----------    -----------    -----------    -----------


          Income from operations                    67,066         52,746         64,697         81,782

INTEREST EXPENSE                                   (12,400)        (8,804)       (33,923)       (21,689)

OTHER INCOME, net                                    2,688          3,497          3,431          8,970
                                               -----------    -----------    -----------    -----------

          Income before provision for
               income taxes                         57,354         47,439         34,205         69,063

PROVISION  FOR INCOME TAXES                         19,740         17,550         11,636         25,550
                                               -----------    -----------    -----------    -----------

          Net income                           $    37,614    $    29,889    $    22,569    $    43,513
                                               ===========    ===========    ===========    ===========

EARNINGS PER SHARE DATA --

          Average shares outstanding                21,620         21,599         21,608         21,600
                                               ===========    ===========    ===========    ===========

          Basic earnings per share             $      1.74    $      1.38    $      1.04    $      2.01
                                               ===========    ===========    ===========    ===========


          Diluted average shares outstanding        24,456         21,612         21,620         21,614
                                               ===========    ===========    ===========    ===========

          Diluted earnings per share           $      1.58    $      1.38    $      1.04    $      2.01
                                               ===========    ===========    ===========    ===========


 CASH DIVIDENDS PER SHARE                      $      0.32    $      0.31    $      0.94    $      0.93
                                               ===========    ===========    ===========    ===========






The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   (Unaudited)


                                                                               Nine Months Ended
                                                                    -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                               March 31, 2002          April 1, 2001
                                                                    --------------          -------------
   Net income                                                         $  22,569               $  43,513
   Adjustments to reconcile net income to net cash used in
       operating activities -
           Depreciation and amortization                                 42,417                  41,685
           Equity in earnings of unconsolidated affiliates               (2,435)                 (5,092)
           Loss on disposition of plant and equipment                     1,903                     371
           Pension income, net                                          (17,286)                (21,512)
           Provision for deferred income taxes                            8,773                   6,611
           Change in operating assets and liabilities -
               Increase in accounts receivable                         (257,137)               (249,365)
               Decrease (Increase) in inventories                        88,210                 (37,128)
               (Increase) Decrease in prepaid expenses and other
                  current assets                                            (90)                  2,341
               Increase in accounts payable and accrued liabilities      29,359                  12,457
            Other, net                                                      399                   1,571
                                                                      ---------               ---------
            Net cash used in operating activities                       (83,318)               (204,548)
                                                                      ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment                                     (34,565)                (48,645)
   Proceeds received on disposition of plant and equipment                  620                   2,770
   Other, net                                                             4,412                   2,933
                                                                      ---------               ---------
           Net cash used in investing activities                        (29,533)                (42,942)
                                                                      ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on loans and notes payable                            108,817                 288,513
   Issuance cost of long-term debt                                         (346)                   --
   Dividends                                                            (20,299)                (20,072)
   Purchase of common stock for treasury                                   --                    (6,118)
    Proceeds from exercise of stock options                                 943                     275
                                                                      ---------               ---------
               Net cash provided by financing activities                 89,115                 262,598
                                                                      ---------               ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                                      427                  (1,971)
                                                                      ---------               ---------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                           (23,309)                 13,137
                                                                      ---------               ---------

CASH AND CASH EQUIVALENTS, beginning                                     88,743                  16,989
                                                                      ---------               ---------

CASH AND CASH EQUIVALENTS, ending                                     $  65,434               $  30,126
                                                                      =========               =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Interest paid                                                      $  35,544               $  21,362
                                                                      =========               =========
   Income taxes paid                                                  $   1,312               $   6,574
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

Comprehensive Income

         Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Total comprehensive income is as follows (in thousands):

                                                          Three Months Ended      Nine Months Ended
                                                         March 31,   April 1,    March 31,   April 1,
                                                           2002        2001        2002        2001
                                                         --------    --------    --------    --------
      Net income                                         $ 37,614    $ 29,889    $ 22,569    $ 43,513
      Unrealized gain (loss) on marketable securities          52         (66)       (123)       (866)
      Gain (loss) on foreign currency translation
          adjustments                                        (178)     (1,092)        461      (2,082)
      Gain (loss) on derivative instruments                   283       2,945      (1,204)      1,189
                                                         --------    --------    --------    --------
             Total comprehensive income                  $ 37,771    $ 31,676    $ 21,703    $ 41,754
                                                         ========    ========    ========    ========

      The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

                                                  March 31,   July 1,
                                                    2002       2001
                                                  -------     -------

      Unrealized loss on marketable securities    $  (876)    $  (753)
      Cumulative translation adjustments           (6,194)     (6,655)
      Gain on derivative instruments                   22       1,226
                                                  -------     -------

          Accumulated other comprehensive loss    $(7,048)    $(6,182)
                                                  =======     =======

Derivatives

         SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. During the third quarter and nine months of fiscal years 2002 and 2001, derivative amounts reclassified to the income statement were immaterial.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than twelve months. During the first nine months of fiscal years 2002 and 2001, there were no derivative instruments that were deemed to be ineffective. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transactions occur, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency.

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

         The acquisition has been accounted for using the purchase method of accounting and accordingly, the purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon the estimated fair values, with the excess purchase price recorded as goodwill. Final adjustments to the purchase price allocation are not expected to be material to the consolidated financial statements. Year-to-date we have recorded $11 million in net adjustments to our original GPP purchase price allocation. The most significant adjustment relates to recognizing certain deferred tax assets resulting from differences in financial reporting versus tax reporting at GPP.

         Goodwill of approximately $167 million was initially recorded as a result of the acquisition and was amortized on a straight-line basis over twenty years, until July 2, 2001, at which time Briggs & Stratton adopted the provisions of SFAS No. 142. Under the provisions of SFAS No. 142, goodwill is no longer amortized, but is subject to annual impairment tests. The following table sets forth the unaudited pro forma information for Briggs & Stratton as if the acquisition of GPP had occurred on July 2, 2000 (in thousands, except per share data):

                                                Three Months Ended             Nine Months Ended
                                                ------------------             -----------------
                                              March 31,     April 1,         March 31,      April 1,
                                                2002          2001             2002           2001
                                            ------------   ----------      -----------    -----------
        Net Sales                           $    516,758   $  478,230      $ 1,070,076    $ 1,136,734
        Net Income                          $     37,614   $   24,293      $    22,569    $    26,879

        Basic Earnings Per Share            $       1.74   $     1.12      $      1.04    $      1.24
        Diluted Earnings Per Share          $       1.58   $     1.12      $      1.04    $      1.24


Segment and Geographic Information

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and subsequent to the May 15, 2001 acquisition of GPP, Briggs & Stratton has concluded that it operates two reportable business segments which are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                                          Three Months Ended            Nine Months Ended
                                                      --------------------------   --------------------------
                                                       March 31,       April 1,      March 31,      April 1,
                                                          2002           2001          2002           2001
                                                      -----------    -----------   -----------    -----------
NET SALES:
     Engines                                          $   468,947    $   430,188   $   954,746    $   978,670
     Generac Portable Products                             58,560           --         151,195           --
     Eliminations                                         (10,749)          --         (35,865)          --
                                                      -----------    -----------   -----------    -----------
         Total*                                       $   516,758    $   430,188   $ 1,070,076    $   978,670
                                                      ===========    ===========   ===========    ===========
         *Includes sales to international customers   $   132,037    $   122,405   $   273,542    $   258,664
                                                      ===========    ===========   ===========    ===========

GROSS PROFIT ON SALES:
     Engines                                          $    96,205    $    85,899   $   163,465    $   180,328
     Generac Portable Products                              5,251           --          13,997           --
     Eliminations                                           1,039           --            (152)          --
                                                      -----------    -----------   -----------    -----------
         Total                                        $   102,495    $    85,899   $   177,310    $   180,328
                                                      ===========    ===========   ===========    ===========

INCOME  FROM OPERATIONS:
     Engines                                          $    65,432    $    52,746   $    64,534    $    81,782
     Generac Portable Products                                595           --             315           --
     Eliminations                                           1,039           --            (152)          --
                                                      -----------    -----------   -----------    -----------
         Total                                        $    67,066    $    52,746   $    64,697    $    81,782
                                                      ===========    ===========   ===========    ===========


Sales Incentives

         Briggs & Stratton adopted Emerging Issues Task Force (EITF) Abstract No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer" in the third quarter of fiscal 2002. Pursuant to the EITF, we were required to reclassify certain advertising costs previously reported as selling expenses to a reduction in net sales. The impact of adopting EITF 01-09 was to reduce net sales by $2,348 and $495 in the third quarter of fiscal 2002 and 2001, respectively. The reclassification for the nine months of fiscal 2002 and 2001 was $5,674 and $1,471, respectively.

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

         There was no proforma impact of adopting SFAS No. 142. No amortization of goodwill was recorded in the first nine months of fiscal years 2002 or 2001, because the acquisition of GPP did not occur until May 15, 2001.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Long-Lived Assets

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

Financial Information of Subsidiary Guarantors of Indebtedness

         Under the terms of Briggs & Stratton's 7.25% senior notes, 8.875% senior notes and 5.00% convertible senior notes and our revolving credit agreement, (collectively, the Domestic Indebtedness), GPP and its subsidiaries became joint and several guarantors of the Domestic Indebtedness. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Each guarantee of the Domestic Indebtedness is the obligation of the guarantor and ranks equally and ratably with the existing and future senior unsecured obligations of that guarantor; accordingly, GPP has provided a full and unconditional guarantee of the Domestic Indebtedness. The following condensed supplemental consolidating financial information reflects the operations of GPP for the three months and nine months ended March 31, 2002 (in thousands):


BALANCE SHEET:                        Briggs & Stratton      Guarantor     Non--Guarantor
As of March 31, 2002                     Corporation       Subsidiaries     Subsidiaries     Eliminations   Consolidated
                                         -----------        -----------     -----------      -----------    -----------
Current Assets                           $   625,799        $   100,601     $    73,748      $   (34,482)   $   765,666
Investment in Subsidiaries                   306,351               --              --           (306,351)          --
Non-current Assets                           496,914            177,342           2,411             --          676,667
                                         -----------        -----------     -----------      -----------    -----------
                                         $ 1,429,064        $   277,943     $    76,159      $  (340,833)   $ 1,442,333
                                         ===========        ===========     ===========      ===========    ===========

Current Liabilities                      $   355,145        $    14,475     $    38,005      $   (27,951)   $   379,674
Deferred  Income Tax Liability (Asset)        27,230             (6,435)           --               --           20,795
Long--Term Debt                              508,572               --              --               --          508,572
Other Long--Term Obligations                 105,874              2,036            --               --          107,910
Shareholders' Equity                         432,243            267,867          38,154         (312,882)       425,382
                                         -----------        -----------     -----------      -----------    -----------

                                         $ 1,429,064        $   277,943     $    76,159      $  (340,833)   $ 1,442,333
                                         ===========        ===========     ===========      ===========    ===========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF EARNINGS:
For the Three Months Ended
---------------------------          Briggs & Stratton      Guarantor        Non--Guarantor
    March 31, 2002                      Corporation       Subsidiaries        Subsidiaries       Eliminations    Consolidated
   ---------------                      -----------       ------------     ------------------    ------------    ------------
Net Sales                               $ 461,458          $  58,560           $  23,500         $ (26,760)        $ 516,758
Cost of Goods Sold                        370,550             53,309              18,143           (27,739)          414,263
                                        ---------          ---------           ---------         ---------         ---------
  Gross Profit                             90,908              5,251               5,357               979           102,495
Engineering, Selling, General and
  Administrative Expenses                  27,625              4,656               3,148                --            35,429
                                        ---------          ---------           ---------         ---------         ---------
     Income from Operations                63,283                595               2,209               979            67,066
Interest Expense                          (11,570)               (10)               (820)               --           (12,400)
Other (Expense) Income, Net                 4,220                 42              12,611           (14,185)            2,688
                                        ---------          ---------           ---------         ---------         ---------
     Income Before Provision (Credit)
       for Income Taxes                    55,933                627              14,000           (13,206)           57,354
Provision (Credit) for Income Taxes        18,999                241                 500                --            19,740
                                        ---------          ---------           ---------         ---------         ---------
Net Income                              $  36,934          $     386           $  13,500         $ (13,206)        $  37,614
                                        =========          =========           =========         =========         =========


STATEMENT OF EARNINGS:
For the Nine Months Ended
--------------------------          Briggs & Stratton      Guarantor         Non--Guarantor
    March 31, 2002                      Corporation       Subsidiaries        Subsidiaries       Eliminations    Consolidated
   ---------------                      -----------       ------------     ------------------    ------------    ------------
Net Sales                               $   932,549        $   151,195         $    59,605       $   (73,273)      $ 1,070,076
Cost of Goods Sold                          781,695            137,198              46,426           (72,553)          892,766
                                        -----------        -----------         -----------       -----------       -----------

  Gross Profit                              150,854             13,997              13,179              (720)          177,310
Engineering, Selling, General and
  Administrative Expenses                    89,181             13,682               9,750              --             112,613
                                        -----------        -----------         -----------       -----------       -----------

    Income  from Operations                  61,673                315               3,429              (720)           64,697
Interest Expense                            (32,712)               (49)             (1,246)               84           (33,923)
Other (Expense) Income, Net                   3,337                 99              13,076           (13,081)            3,431
                                        -----------        -----------         -----------       -----------       -----------

     Income Before Provision (Credit)
       for Income Taxes                      32,298                365              15,259           (13,717)           34,205
Provision (Credit) for Income Taxes          10,409                157               1,070              --              11,636
                                        -----------        -----------         -----------       -----------       -----------

Net Income                              $    21,889        $       208         $    14,189       $   (13,717)      $    22,569
                                        ===========        ===========         ===========       ===========       ===========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


STATEMENT OF CASH FLOWS:
For the Nine Months Ended
-------------------------                        Briggs & Stratton    Guarantor     Non--Guarantor
   March 31, 2002                                   Corporation     Subsidiaries     Subsidiaries    Eliminations  Consolidated
   ---------------                                  -----------     ------------    --------------   ------------  ------------
Cash Flows from Operating Activities:
  Net Income                                        $  21,889        $     208          $  14,189      $ (13,717)   $  22,569
  Adjustments to Reconcile Net Income
     to Net Cash Used in
        Operating Activities-
   Depreciation and Amortization                       43,458           (1,469)               428           --         42,417
   Equity Earnings of Affiliates and
       Subsidiaries                                   (13,303)            --                  (41)        10,909       (2,435)
   (Gain) Loss on Disposition of Plant and
       Equipment                                        1,935              (19)               (13)          --          1,903
   Pension Income, Net                                (17,286)            --                 --             --        (17,286)
   Provision for Deferred Taxes                         2,233            6,540               --             --          8,773
  Change in Operating Assets and Liabilities-
      Increase in Receivables                        (249,424)            (838)           (21,014)        14,139     (257,137)
      Decrease in Inventories                          84,181            2,540                581            908       88,210
      (Increase) Decrease in Other Current Assets       1,162             (730)              (522)          --            (90)
      Increase (Decrease) in Accounts Payable
        and Accrued Liabilities                        39,324           (4,574)             8,936        (14,327)      29,359
     Other, Net                                           590             (191)              --             --            399
                                                    ---------        ---------          ---------      ---------    ---------
         Net Cash (Used in) Provided by
           Operating Activities                       (85,241)           1,467              2,544         (2,088)     (83,318)
                                                    ---------        ---------          ---------      ---------    ---------
Cash Flows from Investing Activities:
    Additions to Plant and Equipment                  (32,745)          (1,409)              (411)          --        (34,565)
    Proceeds Received on Disposition of
         Plant and Equipment                              581               19                 20           --            620
    Other, net                                          3,706             --                  706           --          4,412
                                                    ---------        ---------          ---------      ---------    ---------
        Net Cash (Used in) Provided by
           Investing Activities                       (28,458)          (1,390)               315           --        (29,533)
                                                    ---------        ---------          ---------      ---------    ---------
Cash Flows from Financing Activities:
   Net Borrowings (Repayments) on
       Loans and Notes Payable                        108,657              821               (661)          --        108,817
   Issuance Costs of
       Long--Term Debt                                   (346)            --                 --             --           (346)
   Dividends                                          (20,299)            --               (2,088)         2,088      (20,299)
   Proceeds from Exercise of Stock
       Options                                            943             --                 --             --            943
                                                    ---------        ---------          ---------      ---------    ---------
       Net Cash Provided by (Used in)
          Financing Activities                         88,955              821             (2,749)         2,088       89,115
                                                    ---------        ---------          ---------      ---------    ---------

Effect of Exchange Rate Changes                          --                146                281           --            427
                                                    ---------        ---------          ---------      ---------    ---------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                    (24,744)           1,044                391           --        (23,309)
Cash and Cash Equivalents, Beginning                   85,282              683              2,778           --         88,743
                                                    ---------        ---------          ---------      ---------    ---------
Cash and Cash Equivalents, Ending                   $  60,538        $   1,727          $   3,169      $    --      $  65,434
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


                              RESULTS OF OPERATIONS

GENERAL

Early Retirement Incentive Program

         In the second quarter of fiscal 2002 Briggs & Stratton offered and finalized an early retirement incentive program. The net reduction in the global salaried workforce was approximately 7%.

         The third quarter results for fiscal 2002 reflect $1 million in savings from lower salary related expenditures. The nine month results for fiscal 2002 include net expenses of $4 million after taxes, representing the net cost of the early retirement incentive program. The majority of the impact on net income was the result of recognizing the cost of the special termination benefits, which reduced net periodic pension income.

         The impact for the full fiscal year of 2002 is projected to reduce net income on an after tax basis of approximately $2 million, after consideration of an additional $2 million in savings during the fourth quarter of fiscal 2002 for lower salary related expenditures. The anticipated net income impact of salary related savings for fiscal 2003 is projected to be approximately $6 million on an after tax basis.

Acquisition

         On May 15, 2001, Briggs & Stratton acquired Generac Portable Products, Inc. (GPP) for net cash of $267 million. The results of GPP's operations are included in fiscal 2002's first nine months. The first nine months of fiscal 2001 did not include results of GPP.


SALES

         Net sales for the third quarter of fiscal 2002 totaled $517 million, an increase of $87 million or 20% when compared to the same period of the preceding year. This increase was the result of a $28 million increase in Engine sales and the inclusion of $59 million in GPP sales in the third quarter for the first time. In addition, we eliminated $11 million in intercompany engine sales to GPP.

         Third quarter net sales for the Engine segment of the business were $469 million versus $430 million in the prior year. This 9% increase was the result of a 14% increase in unit volume, offset by a sales mix that was weighted to lower priced engines.

         Net sales for the GPP segment of the business totaled $59 million, an increase of $8 million from their performance a year ago when Briggs & Stratton did not own them. Generator volume increased 50% over the prior year, reflecting ice storm activity in early February and new retailer shipments. Pressure washer unit shipments were up 15% between years. The increase was the result of a shift in unit shipments between the second and third quarter, and retailer new store growth.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         Net sales for the nine months ended March 31, 2002 totaled $1,070 million, an increase of $91 million or 9% compared to the first nine months of the prior year. The increase was the result of $151 million of GPP sales, offset by lower engine sales of $24 million and intercompany sales eliminations of $36 million.

         Nine month net sales for the Engine segment for fiscal 2002 were $955 million versus $979 million in the prior year. This decrease is attributable to a sales mix weighted more heavily to lower priced engines while volume increased only 1% year to date.

         GPP's net sales for the first nine months were $151 million compared to $136 million a year ago when Briggs & Stratton did not own them. Increased generator volume in first nine months of fiscal 2002 accounted for the increased sales between years. While up, the entire generator market has not recovered as much as we originally anticipated.

GROSS PROFIT MARGIN

         The gross profit rate was 20% for the third quarters of fiscal years 2002 and 2001.

         The Engine segment gross margins were 21% and 20% for the third quarters of fiscal years 2002 and 2001, respectively. Engine margin was favorably impacted by reductions of manufacturing costs, including reduced salaries from the early retirement incentive program. GPP's gross profit rate was 9% in fiscal 2002 and 2001.

         The gross profit rate for the nine-month period decreased to 17% in the current year from 18% in the prior year. The Engine segment margin is down 1% for the nine-month period reflecting the impact of cost reductions discussed above for the quarter, offset by a $5 million pre-tax expense for the early retirement incentive program that was completed at the end of December 2001.

         GPP's gross profit margin decreased from 10% to 9% for the nine-month period in fiscal 2002 and 2001 respectively. Sales of generators with lower margins created an unfavorable mix, which negatively affected gross profit margin for GPP for the comparable nine-month period.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         The engineering, selling, and administrative expenses increased $2 million or 7% between the third fiscal quarters of 2002 and 2001. GPP expenses were $5 million offset by Engine segment reductions. GPP's expenses decreased $1 million from fiscal 2001 reflecting certain integration savings.

         This category increased $14 million or 14% for the comparative nine-month periods. The inclusion of GPP accounted for almost all of this increase.


INTEREST EXPENSE

         Interest expense increased $4 million or 41% in the third quarter comparison and increased $12 million or 56% in the nine-month comparison. These increases were the result of the long-term debt issued for the acquisition of GPP, offset by lower borrowings for working capital in the current fiscal year.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

         The effective tax rate used in the third quarter of fiscal 2002 was 34%. Management estimates the effective tax rate for the entire fiscal year 2002 will remain at 34%. The effective tax rate for the third quarter and nine-month periods for fiscal 2001 was 37%.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities for the nine-month periods of fiscal 2002 and fiscal 2001 were $83 million and $205 million, respectively, a $122 million decrease in the cash used in operating activities between years. This reflects reduced working capital requirements of $131 million, offset by decreased net income of $21 million. The primary reason for the decrease in the working capital requirements was the reduction in the levels of engine inventories. We executed a plan of reduced production in the first nine months to lower the finished engine inventory to more historical levels.

         Net cash used in investing activities totaled $30 million and $43 million in fiscal 2002 and fiscal 2001, respectively. Additions to plant and equipment were the major use of cash. The amount was lower between years because capital expenditures are being deferred to later in the fiscal year to lower borrowing requirements in the period where we have the greatest working capital buildup.

         Net cash provided by financing activities decreased $173 million between years. The significant decrease was due to the lower level of short-term domestic borrowings used to fund working capital needs and the greater cash balances that were on hand at the start of fiscal 2002.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         On November 15, 2001, we replaced our $250 million revolving credit facility that would have expired in April 2002, with a three-year $300 million revolving credit facility. For a description of the terms of the new credit facility see Item 2 in Part II of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2001.

         As of March 31, 2002, we had utilized $110 million of the revolver. As of April 30, 2002, we have paid back all borrowings under the revolving credit facility. Management expects cash flows used to fund capital expenditures will approximate $55 million in fiscal 2002. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash and short-term borrowings.

         Briggs & Stratton currently intends to increase future cash dividends per share at a rate approximating the inflation rate, subject to the discretion of its Board of Directors and the requirements of applicable law and debt covenants.

         Briggs & Stratton has remaining authorization to buy up to 1.8 million shares of its stock in open market or private transactions under the June 2000 Board of Directors' authorization to repurchase up to 2.0 million shares, subject to limitations in our credit facility. We did not purchase any shares in the first nine months of fiscal 2002 and do not anticipate repurchasing additional shares for the remainder of fiscal 2002.

         Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund its capital requirements for the foreseeable future. Management projects that EBITA for fiscal 2002 will be in the range of $170 million to $175 million.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                     OUTLOOK


         We continue to believe that Engine segment shipments will be up 5% between years; however, we have lowered our fourth quarter revenue projections to $390 million, stronger than last year but down from our earlier projection. While we anticipate increased unit volume between years, we believe the unfavorable sales mix to lower priced engine units will continue through the fourth quarter. We believe gross margins for the full year will be approximately 18%.

         Engineering, selling, and administrative expenses for the year are currently estimated to be $149 million. The increase in this category is due to the inclusion of GPP's costs.

         Interest expense is anticipated to be approximately $44 million and depreciation and capital expenditures are each projected to be approximately $55 million for the year. The effective tax rate is projected to be at 34%. As a result, we project net income of approximately $45 million for fiscal year 2002.


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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number            Description


            10 Notice of Election for Fixed Price Cash Pay-Out Under Deferred Compensation Agreement by Frederick P. Stratton, Jr. Dated January 3, 2002, and Approval of Compensation Committee Dated January 15, 2002*

          10.1             Amended and Restated Supplemental Executive
                           Retirement Plan*

          10.2 Amended and Restated Economic Value Added Incentive Compensation Plan*

          10.3             Amended and Restated Director's Leveraged Stock
                           Option Program*

          10.4             Amended and Restated Leveraged Stock Option Program*

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


                           BRIGGS & STRATTON CORPORATION
                           -----------------------------
                                    (Registrant)



Date:  May 13, 2002        /s/ James E. Brenn
                           ------------------
                           James E. Brenn
                           Senior Vice President and Chief Financial Officer and
                           Duly Authorized Officer

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



                                  EXHIBIT INDEX


Exhibit
Number                               Description
------                               -----------

  10 Notice of Election for Fixed Price Cash Pay-Out Under Deferred Compensation Agreement by Frederick P. Stratton, Jr. Dated January 3, 2002, and Approval of Compensation Committee Dated January 15, 2002*

10.1              Amended and Restated Supplemental Executive Retirement Plan*

10.2              Amended and Restated Economic Value Added Incentive
                  Compensation Plan*

10.3              Amended and Restated Director's Leveraged Stock Option
                  Program*

10.4              Amended and Restated Leveraged Stock Option Program*

  11              Computation of Earnings Per Share of Common Stock*

  12              Computation of Ratio of Earnings to Fixed Charges*


*Filed herewith