Form 10-K
period 2002-06-30
BRIGGS & STRATTON CORP
filed 2002-09-17
CIK 14195

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

       (Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended JUNE 30, 2002
                                           -------------
                                       OR
           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from           to
                                                --------     ---------

Commission file number 1-1370

                          BRIGGS & STRATTON CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

    A Wisconsin Corporation                             39-0182330
    -----------------------                           --------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

       12301 WEST WIRTH STREET
         WAUWATOSA, WISCONSIN                            53222
----------------------------------------               ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $794,324,000 based on the reported last sale price of such securities as of August 22, 2002.

Number of Shares of Common Stock Outstanding at August 22, 2002: 21,645,984.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                           Part of Form 10-K Into Which Portions
              Document                         of Document are Incorporated
              --------                     -------------------------------------
  Proxy Statement for Annual Meeting
        on October 16, 2002                               Part III
The Exhibit Index is located on page 42.

                          BRIGGS & STRATTON CORPORATION
                       2002 FORM 10-K - TABLE OF CONTENTS


                                                                                                   PAGE
PART I                                                                                             ----
Item 1.           Business                                                                           1
Item 2.           Properties                                                                         4
Item 3.           Legal Proceedings                                                                  5
Item 4.           Submission of Matters to a Vote of Security Holders                                5
                  Executive Officers of the Registrant                                               6
PART II
Item 5.           Market for the Registrant's Common Equity and Related Stockholder Matters          7
Item 6.           Selected Financial Data                                                            8
Item 7.           Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                            9
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                         13
Item 8.           Financial Statements and Supplementary Data                                        14
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure                                                             37
PART III
Item 10.          Directors and Executive Officers of the Registrant                                 37
Item 11.          Executive Compensation                                                             37
Item 12.          Security Ownership of Certain Beneficial Owners and Management                     37
Item 13.          Certain Relationships and Related Transactions                                     37
Item 14.          Controls and Procedures                                                            37

PART IV
Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K                    38
                  Signatures                                                                         40
                  Certifications                                                                     41


CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
Certain statements in Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "objective," "plan," "seek," "think," "will" and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on Briggs & Stratton's current views and assumptions and involve risks and uncertainties that include, among other things: our ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; changes in customer and OEM demand; changes in prices of purchased raw materials and parts; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

                                     PART I
ITEM 1. BUSINESS
Briggs & Stratton is the world's largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are primarily aluminum alloy gasoline engines ranging from 3 to 25 horsepower.

Additionally, through its wholly owned subsidiary, Generac Portable Products, LLC, Briggs & Stratton is a leading designer, manufacturer and marketer of portable generators, pressure washers and related accessories. On May 15, 2001, Briggs & Stratton acquired Generac Portable Products, Inc. Generac Portable Products, Inc. was merged with, and into Generac Portable Products, LLC (GPP) on June 30, 2002.

Briggs & Stratton conducts its operations in two reportable segments: Engines and Power Products. Further information about Briggs & Stratton's business segments is contained in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this report.


ENGINES
GENERAL
Briggs & Stratton's engines are used primarily by the lawn and garden equipment industry, which accounted for 85% of fiscal 2002 OEM engine sales. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 15% of OEM sales in fiscal 2002 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps and pressure washers. Many retailers specify Briggs & Stratton's engines on the powered equipment they sell and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is just a component. Briggs & Stratton engines are marketed under various brand names including Classic(TM), Sprint(TM), Quattro(TM), Quantum(R), INTEK(TM), I/C(R), Industrial Plus(TM) and Vanguard(TM).

In fiscal 2002, approximately 24% of Briggs & Stratton's net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Canada, the Czech Republic, France, Germany, Mexico, New Zealand, Philippines, South Africa, Sweden and the United Kingdom. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. Briggs & Stratton's marketing staff and engineers in the United States provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. Briggs & Stratton owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to approximately 35,000 independently owned, authorized service dealers throughout the world. These distributors and service dealers implement Briggs & Stratton's commitment to reliability and service.

CUSTOMERS
Briggs & Stratton's engine sales are made primarily to OEMs. Briggs & Stratton's three largest engine customers in each of the last three fiscal years were AB Electrolux (principally its Electrolux Home Products Group), MTD Products Inc. and Murray Inc. (owned by Summersong Investments, Inc.). Sales to each of these customers were more than 10% of net sales in fiscal 2002, 2001, and 2000. Sales to all three combined were 47% of net sales in fiscal 2002, 46% of net sales in fiscal 2001 and 45% of net sales in fiscal 2000. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements with these large customers.

Over the years, sales of lawn and garden equipment by mass merchandisers have increased significantly in the United States, while sales by independent distributors and dealers have declined. Briggs & Stratton believes that in fiscal 2002 more than 75% of all lawn and garden equipment sold in the United States was sold through mass merchandisers such as Sears, Roebuck and Co. (Sears), The Home Depot, Inc. (The Home Depot), Wal*Mart Stores, Inc. and Lowe's Home Centers, Inc. (Lowe's). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure. Briggs & Stratton expects that this pricing trend will continue in the foreseeable future. Briggs & Stratton believes that a similar trend has developed for its products in industrial and consumer applications outside of the lawn and garden market.

COMPETITION
The small gasoline engine industry is highly competitive. Briggs & Stratton's major domestic competitors in engine manufacturing are Tecumseh Products Company (Tecumseh), Honda Motor Co., Ltd. (Honda), Kohler Co. and Kawasaki Heavy Industries, Ltd. (Kawasaki). Also, a domestic lawn mower manufacturer, The Toro Company under its Lawn-Boy brand, manufactures some of its own engines. Eight Japanese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with Briggs & Stratton in world markets in the sale of engines to other OEMs and indirectly through their sale of end products. Tecumseh Europa S.p.A., located in Italy, is a major competitor in Europe.

Briggs & Stratton believes the major areas of competition from all engine manufacturers include product quality, brand strength, price, timely delivery and service. Other factors affecting competition are short-term market share objectives, short-term profit objectives, exchange rate fluctuations, technology, product support and distribution strength. Briggs & Stratton believes its product value and service reputation have given it strong brand name recognition and enhance its competitive position.

SEASONALITY OF DEMAND
Sales of engines to lawn and garden equipment manufacturers are highly seasonal because of retail customer buying patterns. The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Sales of lawn and garden equipment are also influenced by weather conditions. Sales in Briggs & Stratton's fiscal third quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest.

In order to efficiently use its capital investments and meet seasonal demand for engines, Briggs & Stratton pursues a relatively balanced production schedule throughout the year. The schedule is adjusted to reflect changes in estimated demand, customer inventory levels and other matters outside the control of Briggs & Stratton. Accordingly, inventory levels are generally higher during the first and second fiscal quarters in anticipation of increased customer demand. Inventory levels begin to decrease as sales increase in the third fiscal quarter. This seasonal pattern results in high inventories and low cash flow for Briggs & Stratton in the second and the beginning of the third fiscal quarters. The pattern results in higher cash flow in the latter portion of the third fiscal quarter and in the fourth fiscal quarter as inventories are liquidated and receivables are collected.

MANUFACTURING
Briggs & Stratton manufactures engines and parts at the following locations:
Wauwatosa, Wisconsin; Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama; and Statesboro, Georgia. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin.

Briggs & Stratton manufactures a majority of the structural components used in its engines, including aluminum die castings, carburetors and ignition systems. Briggs & Stratton purchases certain parts such as piston rings, spark plugs, valves, ductile and grey iron castings, zinc die castings and plastic components, some stampings and screw machine parts and smaller quantities of other components. Raw material purchases consist primarily of aluminum and steel. Briggs & Stratton believes its sources of supply are adequate.

Briggs & Stratton has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan, with Puling Machinery Works and Yimin Machinery Plant for the production of engines in China and with Starting Industrial of Japan for the production of rewind starters in the U.S.

Briggs & Stratton has a strategic relationship with Mitsubishi Heavy Industries
(MHI) for the global distribution of air cooled gasoline engines manufactured by MHI in Japan under Briggs & Stratton's Vanguard(TM) brand.


POWER PRODUCTS
GENERAL
In May 2001, Briggs & Stratton acquired GPP. GPP's two principal product lines are portable generators and pressure washers. GPP sells its products through multiple channels of retail distribution, including home centers, warehouse clubs, mass merchants and independent dealers. Under the Craftsman(TM) label, GPP or its predecessor has been one of Sear's major suppliers of portable generators (since 1961) and pressure washers. GPP is also a core supplier of products to The Home Depot and Lowe's. In addition, GPP is a core supplier for many of the leading retail home centers and do-it-yourself retailers throughout the United States, Canada and Europe.

GPP has assembled a comprehensive after-sales service network in North America for portable generators and pressure washers comprised of approximately 3,000 authorized independent dealers. GPP maintains its independent dealer network for the purpose of providing the after-sales service capability that supports its products.

To support GPP's European power generator business, local sales offices have been established in the United Kingdom, Germany and Spain.

CUSTOMERS
GPP sells to consumer home centers and warehouse clubs, as well as mass merchants and independent dealers. Historically, GPP's major customers have been Costco, Lowe's, The Home Depot and Sears. Other U.S. retail customers include B.J.'s Wholesale Club, Sam's Club, Tractor Supply Company and Tru-Serv Incorporated.

COMPETITION
The U.S. engine powered tools industry is highly concentrated with approximately five competitors. The principal competitive factors in the engine powered tools industry include price, service, product performance, technical innovation and delivery. In the manufacture and sale of portable generators, GPP competes primarily with Coleman Powermate (a division of The Coleman Company, Inc., an affiliate of Sunbeam Corporation) and Honda. In the manufacture and sale of pressure washers, GPP competes primarily with DeVilbiss Air Power Company (an affiliate of Pentair, Inc.) and to a lesser extent, with Coleman Powermate, Alfred Karcher GmbH & Co. and Campbell Hausfeld (an affiliate of Berkshire Hathaway, Inc.).

GPP believes it has a significant share of the North American market for portable generators and consumer pressure washers.

SEASONALITY OF DEMAND
Sales of GPP's products are subject to seasonal patterns. Due to seasonal and regional weather factors, sales of pressure washers and related working capital requirements are typically higher during the fiscal third and fourth quarters than at other times of the year. Sales of generators are typically higher during the summer storm season. The residential and commercial construction markets are sensitive to cyclical changes in the economy.

MANUFACTURING
GPP's U.S. manufacturing facility is located in Jefferson, Wisconsin. GPP produces portable generators and pressure washers at this location.

GPP manufactures core components for portable generators, including alternators, where such integration improves operating profitability by providing lower costs.

GPP purchases engines from its parent, Briggs & Stratton, as well as from Generac Power Systems, Inc. and Honda. GPP has not experienced any difficulty obtaining necessary purchased components.

To service GPP's European customer base more effectively, GPP designs and assembles its European products in its Cheshire, England facility. This facility imports alternators, engines and other components and assembles portable generators to meet European product requirements.

CONSOLIDATED
GENERAL INFORMATION
Briggs & Stratton holds patents on features incorporated in its products; however, the success of Briggs & Stratton's business is not considered to be primarily dependent upon patent protection. Trademarks, licenses, franchises and concessions are not a material factor in Briggs & Stratton's business.

For the years ending June 30, 2002, July 1, 2001 and July 2, 2000, Briggs & Stratton spent approximately $23.7 million, $21.5 million and $24.3 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by Briggs & Stratton during the fiscal year was 7,019. Employment ranged from a low of 6,192 in September 2001 to a high of 7,371 in December 2001.

EXPORT SALES
Export sales for fiscal 2002, 2001 and 2000 were $365.5 million (24% of total sales), $325.6 million (25% of total sales) and $358.1 million (23% of total sales), respectively. These sales were principally to customers in European countries. Refer to Note 5 of Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 11 of Notes to Consolidated Financial Statements for information about Briggs & Stratton's foreign exchange risk management.

ITEM 2. PROPERTIES
The corporate offices and one of Briggs & Stratton's engine manufacturing facilities are located in a suburb of Milwaukee, Wisconsin. Briggs & Stratton also has engine manufacturing facilities in Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama and Statesboro, Georgia. These are owned facilities containing 3.6 million square feet of office and production area. Briggs & Stratton occupies warehouse space totalling approximately 400,000 square feet in a suburb of Milwaukee, Wisconsin under a reservation of interest agreement. Briggs & Stratton also leases warehouse space in the localities of its engine manufacturing facilities, except Wisconsin, totalling 810,000 square feet.

GPP's offices and domestic manufacturing facilities are located in Jefferson, Wisconsin. GPP also has a manufacturing facility in Cheshire, England. These are owned facilities containing 250,000 square feet of office and production area. GPP leases warehouse space totalling 210,000 square feet in three communities in Wisconsin.

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

Briggs & Stratton leases approximately 300,000 square feet of space to house its foreign sales and service operations in Australia, Austria, Canada, China, the Czech Republic, France, Germany, Mexico, the Netherlands, New Zealand, Philippines, Russia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom.

Briggs & Stratton's owned properties are well maintained. Briggs & Stratton believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner.

ITEM 3. LEGAL PROCEEDINGS
Briggs & Stratton has announced the voluntary recall of approximately 162,000 engines used on Fun Karts. Fuel from the engine can spill out if the Fun Kart overturns making serious injury a possibility. The recall only applies to engines that are installed on Fun Karts, which look and ride like go carts, but were sold for personal use. The models included in the recall are:

-    All 5 hp model series beginning with numbers 1352XX installed on Fun Karts.

- Only Fun Power model series beginning with numbers 1362XX made before June 22, 1995 and installed on Fun Karts.

Briggs & Stratton discontinued sale of these engines to OEM manufacturers in 1995.

The entire estimated cost of the recall and a related civil penalty imposed by the Consumer Product Safety Commission is reflected in fiscal 2002 net income at $1.5 million or $.06 per diluted share.

We do not believe the recall will have a material effect on Briggs & Stratton's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
         Name, Age, Position                           Business Experience for Past Five Years
         -------------------                          ---------------------------------------
FREDERICK P. STRATTON, JR., 63                       Mr. Stratton was elected to the position of Chairman
Chairman of the Board (1)(2)                         in November 1986. Mr. Stratton also held the
                                                     position of Chief Executive Officer from May 1977
                                                     through June 2001.

JOHN S. SHIELY, 50                                   Mr. Shiely was elected to his current position
President and Chief Executive Officer                effective July 2001, after serving as President and
(1)(2)(3)                                            Chief Operating Officer since August 1994.

MICHAEL D. HAMILTON, 60                              Mr. Hamilton was elected to his current position
Executive Vice President and                         effective July 2001, after serving as Executive
President - Briggs & Stratton Asia                   Vice President - Sales and Service since June 1989.

JAMES E. BRENN, 54                                   Mr. Brenn was elected to his current position in
Senior Vice President and                            October 1998, after serving as Vice President and
Chief Financial Officer                              Controller since November 1988. He also served as
                                                     Treasurer from November 1999 until January 2000.

MARK R. HAZELTINE, 59                                Mr. Hazeltine was elected to his current position in
Vice President and                                   May 2002, after serving as Vice President and Sales
Sales Manager - Consumer Products                    Manager - Consumer Lawn & Garden since July
                                                     1999. He also served as Sales Manager since
                                                     February 1995.

ROBERT F. HEATH, 54                                  Mr. Heath was elected to his current position in
Secretary                                            January 2002. He served as Assistant Secretary
                                                     since January 2001. In addition, Mr. Heath is Vice
                                                     President and General Counsel and has served in
                                                     these positions since January 2001. He also served
                                                     as General Counsel since December 1997.

CURTIS E. LARSON, JR., 54                            Mr. Larson was elected to his current position in
Vice President - Distribution                        October 1995.
Sales and Customer Support

PAUL M. NEYLON, 55                                   Mr. Neylon was elected to his current position in
Senior Vice President - Engine Products              October 2001, after serving as Senior Vice President
Division                                             - Production from August 2000 to October 2001 and
                                                     as Vice President - Production since May 1999.
                                                     He previously served as Vice President - Operations
                                                     Support since January 1999 and prior to that held the
                                                     position of Vice President and General Manager -
                                                     Spectrum Division.

DORRANCE J. NOONAN, JR., 49                          Mr. Noonan was elected to his current position
Senior Vice President and                            effective upon completion of Briggs & Stratton's
President - Briggs & Stratton                        acquisition of Generac Portable Products, Inc. in May
Home Power Products                                  2001. Prior to the acquisition, he held the position of
                                                     President, Chief Executive Officer and Director of
                                                     Generac Portable Products, LLC and Director of
                                                     Generac Portable Products, Inc. since July 1998.

WILLIAM H. REITMAN, 46                               Mr. Reitman was elected an executive officer
Vice President - Marketing                           effective April 1998. He has served as Vice President
                                                     - Marketing since November 1995.

STEPHEN H. RUGG, 55                                  Mr. Rugg was elected to his current position in May
Senior Vice President - Sales and Service            1999, after serving as Vice President - Sales since
                                                     November 1995.

THOMAS R. SAVAGE, 54                                 Mr. Savage was elected to his current position
Senior Vice President - Administration               effective July 1997, after serving as Vice President
                                                     - Administration and General Counsel since
                                                     November 1994. He also served as Secretary from
                                                     November 1999 to June 2000.

MICHAEL D. SCHOEN, 42                                Mr. Schoen was elected to his current position
Vice President - International                       effective July 2001. He was elected an executive
                                                     officer in August 2000, after serving as Vice
                                                     President - Operations Support since July 1999. He
                                                     previously held the position of Vice President
                                                     - International Operations since July 1996.

VINCENT R. SHIELY, 42                                Mr. Shiely was elected to the position of Vice
Vice President and General                           President and General Manager - Engine Products
Manager - Engine Products                            effective in September 2002 after serving as Vice
(3)                                                  President and General Manager - Business Units
                                                     since December 2001. He also served as Vice
                                                     President and General Manager - Electrical
                                                     Products Division since October 1998.

TODD J. TESKE, 37                                    Mr. Teske was elected to his current position
Vice President - Corporate Development               effective March 2001 after serving as Controller
                                                     since October 1998. He previously served as
                                                     Assistant Controller.

CARITA R. TWINEM, 47                                 Ms. Twinem was elected to her current position in
Treasurer                                            February 2000, after serving as Tax Director since
                                                     July 1994.

JOSEPH C. WRIGHT, 43                                 Mr. Wright was elected an executive officer effective
Vice President and General                           September 2002. He has served as Vice President
Manager - Small Engine Division                      and General Manager - Small Engine Division since
                                                     July 1997. He previously served at Plant Manager.

(1) Officer is also a Director of Briggs & Stratton. (2) Member of Executive Committee. (3) John S. Shiely and Vincent R. Shiely are brothers.

Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

Briggs & Stratton common stock and its common share purchase rights are traded on the NYSE under the symbol "BGG". Information required by this Item is incorporated by reference from the "Quarterly Financial Data, Dividend and Market Information" (unaudited) on page 36.

ITEM 6. SELECTED FINANCIAL DATA


Fiscal Year                                       2002         2001         2000         1999        1998
-----------                                       ----         ----         ----         ----        ----
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS(1)
 NET SALES(2) ............................     $1,529,372   $1,310,173   $1,591,236   $1,502,522   $1,329,141
 GROSS PROFIT ON SALES(2) ................        272,033      236,790      338,126      303,913      254,356
 PROVISION FOR INCOME TAXES ..............         27,390       23,860       80,150       63,670       42,500
 NET INCOME(3) ...........................         53,120       48,013      136,473      106,101       70,645
 PER SHARE OF COMMON STOCK:
   Basic Earnings ........................           2.46         2.22         5.99         4.55         2.86
   Diluted Earnings ......................           2.36         2.21         5.97         4.52         2.85
   Cash Dividends ........................           1.26         1.24         1.20         1.16         1.12
   Shareholders' Investment ..............     $    20.78   $    19.57   $    18.83   $    15.77   $    13.28
 WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING (in 000's) ....         21,615       21,598       22,788       23,344       24,666
 DILUTED NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING (in 000's) ....         24,452       21,966       22,842       23,459       24,775

OTHER DATA(1)
 SHAREHOLDERS' INVESTMENT ................     $  449,646   $  422,752   $  409,465   $  365,910   $  316,488
 LONG-TERM DEBT ..........................        499,022      508,134       98,512      113,307      128,102
 TOTAL ASSETS ............................      1,349,033    1,296,195      930,245      875,885      793,409
 PLANT AND EQUIPMENT .....................        879,635      890,191      838,655      859,848      812,428
 PLANT AND EQUIPMENT, NET OF RESERVES.....        395,215      416,361      395,580      404,454      391,927
 PROVISION FOR DEPRECIATION ..............         61,091       56,117       51,097       49,346       47,511
 EXPENDITURES FOR PLANT AND EQUIPMENT.....         43,928       61,322       71,441       65,998       45,893
 WORKING CAPITAL .........................     $  403,921   $  371,248   $  158,516   $  160,350   $  149,846
   Current Ratio .........................       2.5 to 1     2.5 to 1     1.5 to 1     1.6 to 1     1.7 to 1
 NUMBER OF EMPLOYEES AT YEAR END .........          6,971        6,974        7,233        7,994        7,265
 NUMBER OF SHAREHOLDERS AT YEAR END ......          4,686        4,129        4,385        4,628        4,911
 QUOTED MARKET PRICE:
   High ..................................     $    48.39   $    48.38   $    63.63   $    70.94   $    53.38
   Low ...................................     $    29.65   $    30.38   $    31.00   $    33.69        36.88


(1) The amounts include the acquisition of GPP since May 15, 2001. Refer to the Notes to Consolidated Financial Statements.

(2) Reflects the adoption of EITF No. 01-09 for all fiscal years presented. Refer to the Notes to Consolidated Financial Statements.

(3) Fiscal year 2000 includes a $10.4 million gain on the disposition of foundry assets. Refer to the Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
FISCAL 2002 COMPARED TO FISCAL 2001

Sales
Fiscal 2002 net sales were approximately $1.5 billion, an increase of $219 million, or 17% compared to the previous year. Generac Portable Products (GPP), included for a full fiscal year first time, added $186 million in sales the fiscal year. Our engine unit volume increase of 8%, offset by an unfavorable sales mix weighted towards lower priced engines accounts for the majority of the remaining increase.

Gross Profit
The total Company gross profit rate of approximately 18% was comparable with fiscal 2001. The Engine segment gross profit rate remained approximately 18% in fiscal 2002. Reductions in manufacturing costs of $25 million (primarily, repairs and maintenance, processing supplies, utilities and warranty) were offset by $17 million of increased costs (primarily, fringe benefits which included rising healthcare costs). GPP margins were approximately 9% for fiscal 2002, similar to their results for the 12 months ended June, 2001.

Engineering, Selling, General and Administrative Costs
Engineering, selling, general and administrative costs increased $16 million or 12% compared to fiscal 2001. The increase is entirely attributable to the inclusion of $18 million of GPP engineering, selling, general, and administrative costs for a full year. The Engine segment Engineering, Selling and Administrative cost category experienced increased salaries and fringe benefit expenses of approximately $8 million, but these increases were offset by a $6 million impact of lower bad debt write-off experience and a bad debt recovery, and $3 million of lower marketing expenses.

Interest Expense
Interest expense increased $14 million in fiscal 2002 compared to fiscal 2001, essentially the impact of increased borrowings associated with the GPP acquisition.

Other Income
Other income increased $3 million in fiscal 2002 compared to fiscal 2001. This increase is attributable to a $9 million increase in foreign currency transaction gains offset by $5 million in derivative losses and $1 million in amortization of deferred financing costs from the GPP acquisition.

Provision for Income Taxes
The effective tax rate increased to 34.0% in fiscal 2002 from 33.2%. The effective rates both reflect a refund on Foreign Sales Corporation tax benefits, however, the fiscal 2001 refund was larger.

FISCAL 2001 COMPARED TO FISCAL 2000

Acquisition
On May 15, 2001, Briggs & Stratton acquired GPP for net cash of $267 million. Refer to Note 3 to the Consolidated Financial Statements for additional information on the acquisition.

Sales
Net sales for fiscal 2001 totaled approximately $1.3 billion, a decrease of $281 million or 18% compared to the preceding year. The primary factors were a 10% decline in engine unit volume, 15% lower sales of service components due to Briggs & Stratton's distributors having an adequate stock of parts, and an unfavorable sales mix as the entire 10% engine unit decline was made up of larger horsepower engines. Inventories of riding equipment at the OEMs and retailers were more than adequate to address soft demand for riding lawn and garden equipment.

The other major factor adversely affecting the fiscal year was the weak Euro which lowered revenues by $24 million. Additionally, these revenues decreased because Briggs & Stratton's pricing reflected the need to remain competitive in the European market.

The acquisition of GPP added $30 million in sales.

Gross Profit
The gross profit rate decreased to 18% from 21% in fiscal 2000. The major reasons for the decrease were lower plant utilization having a $32 million impact and the weak Euro of $24 million. Offsetting these factors was the favorable pension income impact of $12 million. Pension income included in gross profit totaled $24 million in fiscal 2001.

Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses increased $5 million or 4% compared to fiscal 2000. Expenses in this category increased almost $20 million. The majority of the increase was due to the following factors: a $16 million planned expansion of staff and expenditures for business development and introduction of new product, a

$3 million bad debt write-off, and $3 million of GPP's operating costs incurred since the acquisition. The increased costs were offset by $14 million of lower employee benefit costs for profit sharing and increased pension income. Pension income in this category was $4 million in fiscal 2001.

Interest Expense
Interest expense increased $9 million or 44% in fiscal 2001 compared to fiscal 2000 because the level of borrowings was greater in fiscal 2001. The increased level of borrowings resulted from increased seasonal working capital needs and the funding of the GPP acquisition.

Other Income
Other income decreased $13 million in fiscal 2001 compared to fiscal 2000. This decrease is attributed primarily to an $8 million reduction in equity income from joint ventures and investments and $5 million in foreign currency transaction losses.

Provision for Income Taxes
The effective tax rate decreased to 33.2% in fiscal 2001 from 37.0% in the previous year. The majority of the decrease was the result of the finalization and approval by the Congressional Joint Committee on Taxation of a refund on our Federal taxes related to Foreign Sales Corporation tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEARS 2002, 2001 AND 2000

Cash flow from operating activities was $200 million, $68 million and $77 million, in fiscal 2002, 2001 and 2000, respectively.

The fiscal 2002 cash flow from operating activities increased $132 million, which was driven primarily by a reduction in inventory and an increase in accounts payable and accrued liabilities. The decrease in inventory levels was achieved through increased sales volume, while holding production levels consistent between years.

The fiscal 2001 cash flow from operating activities decreased $10 million, which reflects lower gains on the disposition of plant and equipment of $16 million. The lower gains from disposition of plant and equipment were because fiscal 2000 contained the disposition of the foundry assets. The increase in inventories was $114 million less in fiscal 2001 compared to the fiscal 2000 increase. This decrease was the result of planned inventory increases in fiscal 2000 to replenish abnormally low inventories to more normal levels. The change in accounts payable and accrued liabilities was $48 million less in fiscal 2001 due to timing of payments and lack of accruals for profit sharing due to lower performance. The $18 million increase in pension income is attributable to Briggs & Stratton's over funded pension plan.

The fiscal 2000 cash flow from operating activities decreased $38 million. This reflects increased net income of $30 million offset by the gain on disposition of foundry assets of $17 million and an increased requirement for operating capital of $41 million caused by increases in inventories at the end of fiscal 2000 offset by lower accounts receivable.

Net cash used in investing activities amounted to $38 million, $318 million and $43 million in fiscal 2002, 2001 and 2000, respectively. These cash flows include capital expenditures of $44 million, $61 million and $71 million in fiscal 2002, 2001 and 2000, respectively. These capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products.

The fiscal 2001 cash used in investing activities includes $267 million of cash paid for the GPP acquisition, net of cash acquired. The fiscal 2000 cash used in investing activities is net of $24 million of proceeds received on disposition of plant and equipment.

Briggs & Stratton used cash in financing activities totalling $38 million and $77 million in fiscal 2002 and 2000, respectively. Briggs & Stratton provided cash through financing activities totalling $324 million in fiscal 2001. During fiscal 2002 Briggs & Stratton repaid $10 million of its 7.25% Senior Notes due 2007. Financing activities in fiscal 2001 included $399 million of proceeds received from issuing the 5.00% Convertible Senior Notes due 2006 and the 8.875% Senior Notes due 2011, in order to fund the acquisition of GPP and payment of short term borrowings. During fiscal 2000, Briggs & Stratton repaid the remaining $30 million on the 9.21% Senior Notes due 2001. Briggs & Stratton repurchased $6 million and $69 million of common shares in fiscal 2001 and 2000, respectively. There were no common shares repurchased in fiscal 2002.

Briggs & Stratton's significant contractual obligations are its pension plans, post retirement benefit obligations and deferred compensation arrangements. All of these obligations are recorded on our Balance Sheets and disclosed more fully in the Notes to the Consolidated Financial Statements. In addition, Briggs & Stratton is subject to certain financial and operating restrictions under its domestic debt agreements. As is fully disclosed in Note 6 of the notes to consolidated financial statements, these restrictions limit our ability to: pay dividends; incur further indebtedness; create liens; enter into sale and/or leaseback transactions; consolidate, sell or lease all or substantially all of our assets; and dispose of assets or the proceeds of our assets, in addition to certain financial covenants. We believe we will remain in compliance with these covenants in fiscal 2003.

Future Liquidity and Capital Resources
Briggs & Stratton has a three-year $300 million revolving credit facility. This credit facility is used to fund seasonal working capital requirements and other financing needs. This facility and Briggs & Stratton's other indebtedness contain certain restrictive covenants. Refer to Note 6 to the Consolidated Financial Statements.

Briggs & Stratton expects capital expenditures to be $60 million for fiscal 2003. These anticipated expenditures are for continued investments in equipment and new products.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund Briggs & Stratton's capital requirements for the foreseeable future.

FINANCIAL STRATEGY

Management believes that the value of Briggs & Stratton is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. In addition, Management believes that when capital cannot be invested for returns greater than the cost of capital, they should return the capital to the capital providers. Briggs & Stratton also believes that the substitution of lower (after-tax) cost debt for equity in its permanent capital structure will reduce its overall cost of capital. Examples of the above beliefs are the repurchase of common stock from fiscal 1997 to 2001 when capital was not required for operational expansion and the fiscal 2001 increase of capital through debt for an acquisition. Briggs & Stratton believes its profitability and strong cash flows will accommodate the increased use of debt without impairing its ability to finance growth or increase cash dividends per share on its common stock.

Briggs & Stratton has remaining authorization to buy up to 1.8 million shares of its stock in open market or private transactions under the June 2000 Board of Directors' authorization to repurchase up to 2.0 million shares. Briggs & Stratton did not repurchase shares in fiscal 2002 and does not anticipate any repurchases in fiscal 2003.

Also as a part of its financial strategy, subject to the discretion of its Board of Directors and the requirements of applicable law and debt covenants, Briggs & Stratton currently intends to increase future cash dividends per share at a rate approximating the inflation rate.

OTHER MATTERS

Early Retirement Incentive Program
In the second quarter of fiscal 2002, Briggs & Stratton offered and finalized an early retirement incentive program. The net reduction in the global salaried workforce was approximately 7%.

The impact for fiscal year 2002 was a reduction in net income on an after-tax basis of $2.5 million, after consideration of approximately $3 million in savings for lower salary related expenditures. The majority of the impact on net income was the result of recognizing the cost of the special termination benefits, which reduced net periodic pension income. The anticipated net income impact of salary related savings for fiscal 2003 is projected to be approximately $6 million on an after-tax basis.

General
In July 2001, Briggs & Stratton extended its collective bargaining agreement with one of its unions. This agreement expires in 2006, and contains provisions for future wage increases, medical cost sharing and increased pension benefits.

Emissions
Briggs & Stratton implemented a supplemental compliance plan for model years 2000 and 2001 with the California Air Resources Board (CARB), as required of companies that sold more than a threshold number of Class I engines into California. The objective of the plan was to achieve additional reductions in extreme non-attainment areas. While CARB's aggressive program resulted in a reduced product offering by Briggs & Stratton in California, the California program did not have a material effect on Briggs & Stratton's financial condition or results of operations.

The U.S. Environmental Protection Agency (EPA) has developed national emission standards under a two phase process for small air cooled engines. Briggs & Stratton currently has a complete product offering which complies with the EPA's Phase I engine emission standards. The Phase II program imposes more stringent standards over the useful life of the engine and is being phased in from 2001 to 2005 for Class II (225 or greater cubic centimeter displacement) engines and from 2003 to 2008 for Class I (under 225 cubic centimeter displacement) engines. Briggs & Stratton does not believe compliance with the new standards will have a material adverse effect on its financial position or results of operations.

Critical Accounting Policies
Briggs & Stratton's accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements. As discussed in Note 1, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such difference may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable, as well as those used in the determination of liabilities related to customer rebates, pension obligations, warranty, product liability, group health insurance and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some instances actuarial techniques. Briggs & Stratton reevaluates these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates.

New Accounting Pronouncements
The Emerging Issues Task Force (EITF) issued EITF Abstract No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)". This was adopted during fiscal 2002. Pursuant to EITF No. 01-09, Briggs & Stratton was required to reclassify co-op advertising expense previously reported as selling expense to a reduction in net sales. The impact of adopting EITF 01-09 was to reduce net sales by $7.2 million, $2.3 million and $1.3 million in fiscal 2002, 2001 and 2000, respectively.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. On July 2, 2001, Briggs & Stratton adopted SFAS No.
142. Application of the nonamortization provision of SFAS No. 142 resulted in an increase in net income of approximately $.7 million in fiscal 2002.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, related to the disposal of a segment of a business. Briggs & Stratton adopted SFAS No. 144 on July 1, 2002. Management does not expect that SFAS No. 144 will have a material impact on Briggs & Stratton's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Briggs & Stratton does not expect that the adoption of this statement will have a material impact on its results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Briggs & Stratton is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, Briggs & Stratton uses financial instruments. Briggs & Stratton does not hold or issue financial instruments for trading purposes.

FOREIGN CURRENCY
Briggs & Stratton's earnings are affected by fluctuations in the value of the U.S. dollar against the Japanese Yen and Euro. The Yen is used to purchase engines from Briggs & Stratton's joint venture, while Briggs & Stratton receives Euros for certain products sold to European customers. Briggs & Stratton's foreign subsidiaries' earnings are also influenced by fluctuations of the local currency against the U.S. dollar as these subsidiaries purchase inventory from the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At June 30, 2002, Briggs & Stratton had the following forward foreign exchange contracts outstanding with the Fair Value Gains (Losses) shown (in thousands):


Hedge                Notional    Fair Market    Conversion       (Gain)/Loss
Currency               Value        Value        Currency       at Fair Value
--------             --------    -----------    ----------      -------------
Japanese Yen          239,485       2,008        U.S.              (158)
Euro                  100,900      99,203        U.S.             5,554
Japanese Yen           26,881         399        Austrailian         10
Austrailian Dollars     1,950       1,086        U.S.               (11)
Canadian Dollars          900         592        U.S.                 6
British Pounds            622       1,691        Austrailian        (26)
U.S. Dollars              421         748        Austrailian         26


All of the above contracts expire within twelve months.

Fluctuations in currency exchange rates may also impact the shareholders' investment in Briggs & Stratton. Amounts invested in Briggs & Stratton's non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at fiscal year end. The resulting translation adjustments are recorded in shareholders' investment as cumulative translation adjustments. The cumulative translation adjustments component of shareholders' investment increased $4 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 30, 2002 was $26.8 million.

INTEREST RATES
Briggs & Stratton is exposed to interest rate fluctuations on its borrowings. Briggs & Stratton manages its interest rate exposure through a combination of fixed and variable rate debt. Depending on general economic conditions, Briggs & Stratton has typically used variable rate debt for short-term borrowings and fixed rate debt for longer-term borrowings.

On June 30, 2002, Briggs & Stratton had the following short-term loans outstanding (amounts in thousands):


                                    Weighted Average
Currency             Amount          Interest Rate
--------             ------         ----------------
Euro                 15,074              5.46%
U.S. Dollars          2,625              4.00%
Canadian Dollars        493              3.10%


These loans carry variable interest rates. Assuming borrowings are outstanding for an entire year an increase (decrease) of one percentage point in the weighted average interest rate, would increase (decrease) interest expense by $.2 million.

Long-term loans, net of unamortized discount, consisted of the following (amounts in thousands):



Description                 Amount         Maturity
-----------                 ------         --------
5.00% Convertible Notes    $140,000          2006
7.25% Notes                $ 89,031          2007
8.875% Notes               $269,991          2011


These loans carry fixed rates of interest.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

AS OF JUNE 30, 2002 AND JULY 1, 2001
(in thousands)

                             ASSETS                                                         2002               2001
                                                                                          ---------          ---------
CURRENT ASSETS
              Cash and Cash Equivalents ...............................................  $  215,945         $   88,743
              Receivables, Less Reserves of $1,703 and $1,599, Respectively ...........     201,910            145,138
              Inventories-
                          Finished Products and Parts .................................     126,152            218,671
                          Work in Process .............................................      61,748             99,247
                          Raw Materials ...............................................       3,059              3,782
                                                                                         ----------         ----------
                                      Total Inventories ...............................     190,959            321,700
              Future Income Tax Benefits ..............................................      41,383             38,434
              Prepaid Expenses and Other Current Assets ...............................      19,747             19,415
                                                                                         ----------         ----------
                                      Total Current Assets ............................     669,944            613,430
GOODWILL, Net .........................................................................     161,030            166,659
INVESTMENTS ...........................................................................      46,889             46,071
PREPAID PENSION .......................................................................      60,343             36,275
DEFERRED LOAN COSTS, Net ..............................................................       9,304             10,429
OTHER LONG-TERM ASSETS, Net ...........................................................       6,308              6,970
PLANT AND EQUIPMENT:
              Land and Land Improvements...............................................      16,356             16,308
              Buildings ...............................................................     153,049            150,396
              Machinery and Equipment .................................................     691,334            694,416
              Construction in Progress ................................................      18,902             29,071
                                                                                         ----------         ----------
                                                                                            879,635            890,191

              Less- Accumulated Depreciation ..........................................     484,420            473,830
                                                                                         ----------         ----------
                                      Total Plant and Equipment, Net ..................     395,215            416,361
                                                                                         ----------         ----------
                                                                                         $1,349,033         $1,296,195
                                                                                         ==========         ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

--------------------------------------------------------------------------------
AS OF JUNE 30, 2002 AND JULY 1, 2001
(in thousands, except per share data)

                                                                                            2002                  2001
                                                                                            ----                  ----

                             LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
              Accounts Payable ........................................................  $  103,648           $  102,559
              Domestic Notes Payable ..................................................       2,625                3,300
              Foreign Loans ...........................................................      15,270               16,291
              Accrued Liabilities-

                          Wages and Salaries ..........................................      28,408               21,084
                          Warranty ....................................................      46,346               47,480
                          Other .......................................................      56,828               47,161
                                                                                         ----------           ----------
                                      Total Accrued Liabilities .......................     131,582              115,725
              Federal and State Income Taxes ..........................................      12,898                4,307
                                                                                         ----------           ----------
                                      Total Current Liabilities .......................     266,023              242,182
DEFERRED REVENUE ON SALE OF PLANT AND EQUIPMENT .......................................      15,364               15,536
DEFERRED INCOME TAX LIABILITY .........................................................      27,405               18,351
ACCRUED PENSION COST ..................................................................      15,750               14,494
ACCRUED EMPLOYEE BENEFITS .............................................................      13,070               12,979
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION .........................................      62,753               61,767
LONG-TERM DEBT ........................................................................     499,022              508,134
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' INVESTMENT:
              Common Stock-
                          Authorized 60,000 Shares $.01 Par Value,
                                      Issued 28,927 in 2002 and 2001 ..................         289                  289
              Additional Pain-In Capital ..............................................      35,459               36,043
              Retained Earnings .......................................................     769,131              743,230
              Accumulated Other Comprehensive Loss ....................................      (6,626)              (6,182)
              Unearned Compensation on Restricted Stock ...............................        (199)                (305)
              Treasury Stock at cost
                          7,288 Shares in 2002 and 7,328 Shares in 2001 ...............    (348,408)            (350,323)
                                                                                         ----------           ----------
                                      Total Shareholders' Investment ..................     449,646              422,752
                                                                                         ----------           ----------
                                                                                         $1,349,033           $1,296,195
                                                                                         ==========           ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

FOR THE FISCAL YEARS ENDED JUNE 30, 2002, JULY 1, 2001 AND JULY 2, 2000 (in thousands, except per share data)

                                                                     2002                  2001                     2000
                                                                     ----                  ----                     ----
NET SALES ..................................................   $ 1,529,372             $ 1,310,173             $ 1,591,236

COST OF GOODS SOLD .........................................     1,257,339               1,073,383               1,253,110
                                                               -----------             -----------             -----------
      Gross Profit on Sales ................................       272,033                 236,790                 338,126

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ..................................       153,675                 137,684                 132,897
                                                               -----------             -----------             -----------
      Income from Operations ...............................       116,358                  99,106                 205,229

INTEREST EXPENSE ...........................................       (44,433)                (30,665)                (21,267)

GAIN ON DISPOSITION OF FOUNDRY ASSETS ......................          --                      --                    16,545
OTHER INCOME, Net ..........................................         6,585                   3,432                  16,116
                                                               -----------             -----------             -----------

      Income Before Provision for Income Taxes .............        80,510                  71,873                 216,623

PROVISION FOR INCOME TAXES .................................        27,390                  23,860                  80,150
                                                               -----------             -----------             -----------

NET INCOME .................................................   $    53,120             $    48,013             $   136,473
                                                               ===========             ===========             ===========
      Weighted Average Shares Outstanding ..................        21,615                  21,598                  22,788

BASIC EARNINGS PER SHARE ...................................   $      2.46             $      2.22             $      5.99
                                                               ===========             ===========             ===========
      Diluted Average Shares Outstanding ...................        24,452                  21,966                  22,842

DILUTED EARNINGS PER SHARE .................................   $      2.36             $      2.21             $      5.97
                                                               ===========             ===========             ===========




      The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------

FOR THE FISCAL YEARS ENDED JUNE 30, 2002, JULY 1, 2001 AND JULY 2, 2000 (in thousands, except per share data)


                                                                                 Accumulated     Unearned
                                                        Additional                 Other Com-   Compensation
                                              Common     Paid-In      Retained    prehensive   on Restricted Treasury  Comprehensive
                                               Stock     Capital      Earnings        Loss          Stock       Stock      Income
                                             --------   --------     ---------    -----------     --------     -------    --------

BALANCES, JUNE 27, 1999 ..................   $   289   $  37,657    $ 612,807    $  (1,732)   $    (235)    $(282,876)
Comprehensive Income -
 Net Income ..............................        --          --      136,473          --           --           --      $ 136,473
 Foreign Currency Translation
   Adjustments ...........................        --          --         --         (1,816)         --           --         (1,816)
Unrealized Loss on Marketable
 Securities, net of tax of $(247) ........        --          --         --           (383)         --           --           (383)
                                                                                                                         ---------
 Total Comprehensive Income ..............        --          --         --           --            --           --      $ 134,274
                                                                                                                         =========
Cash Dividends Paid
 ($1.20 per share) .......................        --          --      (27,300)        --            --           --
Purchase of Common Stock
 for Treasury ............................        --          --         --           --            --        (69,083)
Exercise of Stock Options ................        --        (1,194)      --           --            --          6,755
Restricted Stock Issued ..................        --            10       --           --            (60)           50
Amortization of Unearned
 Compensation ............................        --          --         --           --             69         --
Shares Issued to Directors ...............        --             5       --           --           --              29
                                             --------------------------------------------------------------------------
BALANCES, JULY 2, 2000 ...................   $   289   $    36,478  $ 721,980    $  (3,931)   $    (226)   $ (345,125)
Comprehensive Income -
 Net Income ..............................        --          --       48,013         --           --           --       $  48,013
 Foreign Currency Translation
  Adjustments ............................        --          --         --         (2,530)        --           --          (2,530)
 Unrealized Loss on Marketable
  Securities, net of tax of $(607) .......        --          --         --           (947)        --           --            (947)
 Unrealized Gain on Derivatives ..........        --          --         --          1,226         --           --           1,226
                                                                                                                         ---------
 Total Comprehensive Income ..............        --          --         --           --           --           --       $  45,762
                                                                                                                         =========
Cash Dividends Paid
 ($1.24 per share) .......................        --          --      (26,763)        --           --           --
Purchase of Common Stock
 for Treasury ............................        --          --         --           --           --          (6,118)
Exercise of Stock Options ................        --          (368)      --           --           --             643
Restricted Stock Issued ..................        --           (58)      --           --           (181)          239
Amortization of Unearned
 Compensation ............................        --          --         --           --            102         --
Shares Issued to Directors ...............        --            (9)      --           --           --              38
                                             --------------------------------------------------------------------------
BALANCES, JULY 1, 2001 ...................   $   289   $    36,043  $ 743,230    $  (6,182)   $    (305)    $(350,323)
Comprehensive income -
 Net Income ..............................        --          --       53,120         --           --           --       $  53,120
 Foreign Currency Translation
  Adjustments ............................        --          --         --          4,017         --           --           4,017
 Unrealized Loss on Marketable
  Securities, net of tax of $(95) ........        --          --         --           (148)        --           --            (148)
 Unrealized Loss on Derivatives ..........        --          --         --         (4,313)        --           --          (4,313)
                                                                                                                         ---------
 Total Comprehensive Income ..............        --          --         --           --           --           --       $  52,676
                                                                                                                         =========
Cash Dividends Paid
 ($1.26 per share) .......................        --          --      (27,219)        --           --           --
Exercise of Stock Options ................        --          (576)      --           --           --          1,877
Amortization of Unearned
 Compensation ............................        --          --         --           --            106         --
Shares Issued to Directors ...............        --            (8)      --           --           --              38
                                             --------------------------------------------------------------------------
BALANCES, JUNE 30, 2002 ..................   $   289   $    35,459  $ 769,131    $  (6,626)   $    (199)    $(348,408)
                                             ==========================================================================






       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
FOR THE FISCAL YEARS ENDED JUNE 30, 2002, JULY 1, 2001 AND JULY 2, 2000
(in thousands)

                                                                 2002         2001         2000
                                                                 ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ...............................................   $  53,120    $  48,013    $ 136,473
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities -
   Depreciation and Amortization ..........................      65,968       59,711       53,277
   Equity in Earnings of Unconsolidated Affiliates ........      (6,181)      (5,041)     (13,333)
   (Gain) Loss on Disposition of Plant and Equipment ......       3,192        1,493      (14,167)
   Provision for Deferred Income Taxes ....................      20,286       17,973        1,542

 Change in Operating Assets and Liabilities, Net of Effects
   of Acquisition -
   (Increase) Decrease in Receivables .....................     (56,772)      34,686       51,837
   (Increase) Decrease in Inventories .....................     120,719       (7,307)    (121,685)
   Increase in Prepaid Expenses and
    Other Current Assets ..................................      (2,996)         (50)      (2,488)
   Increase (Decrease) in Accounts Payable,
    Accrued Liabilities and Income Taxes ..................      26,061      (46,740)       1,519
   (Increase) Decrease in Prepaid Pension .................     (22,812)     (28,378)     (10,509)
   Other, Net .............................................        (768)      (6,392)      (4,984)
                                                              ---------    ---------    ---------
     Net Cash Provided by Operating Activities ............     199,817       67,968       77,482
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Plant and Equipment .........................     (43,928)     (61,322)     (71,441)
 Proceeds Received on Disposition of Plant and Equipment ..         406        4,152       23,511
 Cash Paid for Acquisition, Net of Cash Acquired ..........           -     (267,174)           -
 Other, Net ...............................................       5,120        6,296        5,142
                                                              ---------    ---------    ---------
     Net Cash Used by Investing Activities ................     (38,402)    (318,048)     (42,788)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Borrowings (Repayments) on Loans and Notes Payable ...      (1,696)     (42,574)      44,005
 Borrowings (Repayments) on Long-Term Debt ................     (10,393)     399,415      (30,000)
 Cash Dividends Paid ......................................     (27,219)     (26,763)     (27,300)
 Purchase of Common Stock for Treasury ....................           -       (6,118)     (69,083)
 Proceeds from Exercise of Stock Options ..................       1,078          275        5,561
                                                              ---------    ---------    ---------
     Net Cash Provided by (Used by) Financing Activities...     (38,230)     324,235      (76,817)
                                                              ---------    ---------    ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
 CHANGES ON CASH AND CASH EQUIVALENTS .....................       4,017       (2,401)      (1,694)
                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .........................................     127,202       71,754      (43,817)
CASH AND CASH EQUIVALENTS:
 Beginning of Year ........................................      88,743       16,989       60,806
                                                              ---------    ---------    ---------
 End of Year ..............................................   $ 215,945    $  88,743    $  16,989
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Interest Paid ............................................   $  39,669    $  26,339    $  21,202
                                                              =========    =========    =========
 Income Taxes Paid ........................................   $   2,904    $   7,831    $  84,535
                                                              =========    =========    =========



The accompanying notes to consolidated financial statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

FOR THE FISCAL YEARS ENDED JUNE 30, 2002, JULY 1, 2001 AND JULY 2, 2000

(1) NATURE OF OPERATIONS:
Briggs & Stratton ("the Company") is a U.S. based producer of air cooled gasoline engines. These engines are sold worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. Additionally, through the Company's wholly owned subsidiary, Generac Portable Products, LLC (GPP), the company is a designer, manufacturer and marketer of portable and standby generators, pressure washers and related accessories. GPP's products are sold throughout the United States, Canada and Europe.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Fiscal Year: The Company's fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2002 and 2001 fiscal years were 52 weeks long, and the 2000 fiscal year was 53 weeks long. All references to years relate to fiscal years rather than calendar years.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its wholly owned domestic and foreign subsidiaries after elimination of intercompany accounts and transactions.

Accounting Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and Cash Equivalents: This caption includes cash, commercial paper and certificates of deposit. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 68% of total inventories at June 30, 2002 and 77% of total inventories at July 1, 2001. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. During 2002, a reduction in inventory quantities resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years. The liquidation of these inventories has reduced cost of sales by $2.6 million in 2002. If the FIFO inventory valuation method had been used exclusively, inventories would have been $44.8 million and $51.2 million higher in the respective years. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Investments: This caption represents the Company's investments in three 50%-owned joint ventures, preferred stock in a privately held iron castings business and common stock in a publicly traded software company. The common stock in the publicly traded company is being classified as available-for-sale and is reported at a fair market value. Unrealized losses incurred on this stock are recorded as a component of Accumulated Other Comprehensive Loss in the Shareholders' Investment section of the balance sheet. The investments in the joint ventures and the privately held business are accounted for under the equity method.

Deferred Loan Costs: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the straight-line method over periods ranging from five to ten years. Accumulated amortization amounted to $1.6 million as of June 30, 2002 and $.1 million as of July 1, 2001.

Other Long-Term Assets: This caption primarily represents costs of software used in the Company's business. Amortization of capitalized software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $8.4 million as of June 30, 2002 and $7.4 million as of July 1, 2001.

Goodwill: This caption represents goodwill related to the acquisition of GPP in fiscal 2001 (See Note 3). Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The carrying value of goodwill was

NOTES ...
--------------------------------------------------------------------------------

$161.0 million and $166.7 million at June 30, 2002 and July 1, 2001, respectively. In accordance with SFAS 142, no goodwill amortization was recorded in fiscal year 2002, $1.1 million was reported in fiscal year 2001. The Company performed the required impairment test of goodwill in fiscal 2002 and found no impairment of the asset.

Plant and Equipment and Depreciation: Plant and equipment are stated at cost and depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the assets (20-30 years for land improvements, 20-50 years for buildings and 8-16 years for machinery and equipment).

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

Impairment of Long-Lived Assets: Property, plant and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no adjustments to the carrying value of long-lived assets in fiscal 2002, 2001 and 2000.

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, related to the disposal of a segment of a business. The Company adopted SFAS No. 144 on July 1, 2002. Management does not expect SFAS No. 144 to have a material impact on the Company's consolidated financial statements.

Revenue Recognition: Revenue is recognized when title to the products being sold transfers to the customer, which is upon shipment.

Deferred Revenue on Sale of Plant and Equipment: In fiscal 1997, the Company sold its Menomonee Falls, Wisconsin facility for approximately $16.0 million. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the Reservation Period). The contract also contains a buyout clause, at the buyer's option and under certain circumstances, of the remaining Reservation Period. Under the provisions of SFAS No. 66, "Accounting for Sales of Real Estate," the Company is required to account for this as a financing transaction as long as it continues to have substantial involvement with the facility during the Reservation Period or until the buyout option is exercised. Under this method, the cash received is reflected as deferred revenue and the assets and the accumulated depreciation remain on the Company's books. Depreciation expense continues to be recorded each period and imputed interest expense is also recorded and added to deferred revenue. Offsetting this is the imputed fair value lease income on the non-Briggs & Stratton occupied portion of the building. A pretax gain, which will be recognized at the earlier of the exercise of the buyout option or the expiration of the Reservation Period, is estimated to be $10 - $12 million. The annual cost of operating the warehouse portion of the facility is not material.

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

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $23.7 million in fiscal 2002, $21.5 million in fiscal 2001 and $24.3 million in fiscal 2000.

NOTES ...
--------------------------------------------------------------------------------

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses on the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $8.3 million in fiscal 2002, $7.8 million in fiscal 2001 and $6.8 million in fiscal 2000.

The Company adopted EITF No. 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor's Products)," in the third quarter of fiscal 2002. Pursuant to EITF No. 01-09, the Company was required to reclassify co-op advertising expense previously reported as selling expense as a reduction in net sales. The impact of adopting EITF 01-09 was to reduce net sales by $7.2 million, $2.3 million and $1.3 million in fiscal 2002, 2001 and 2000, respectively.

Shipping and Handling Fees and Costs: Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue for fiscal 2002, 2001 and 2000 was $1.6 million, $1.7 million and $2.0 million, respectively. Shipping and handling costs are included in cost of goods sold.

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

The shares outstanding used to compute diluted earnings per share for fiscal 2002, 2001 and 2000 excluded outstanding options to purchase 1,841,640, 1,679,564 and 1,079,564 shares of common stock, respectively, with weighted-average exercise prices of $55.14, $56.33 and $61.95, respectively. The options were excluded because their exercise prices were greater than the average market price of the common shares and their inclusion in the computation would have been antidilutive.

Information on earnings per share is as follows (in thousands of dollars, except per share data):

                                                                                               Fiscal Year Ended
                                                                            ------------------------------------------------------
                                                                             June 30, 2002       July 1, 2001        July 2, 2000
                                                                             -------------       ------------        ------------
Net income used in basic earnings per share ................................ $    53,120         $   48,013          $  136,473
Adjustment to net income to add after-tax interest expense on
convertible notes ..........................................................       4,620                576                 -
                                                                             -----------         ----------          ----------
Adjusted net income used in diluted earnings per share ..................... $    57,740         $   48,589          $  136,473
                                                                             ===========         ==========          ==========

Average shares of common stock outstanding .................................      21,615             21,598              22,788
Incremental common shares applicable to common stock options based on the
  common stock average market price during the period ......................           6                 10                  52
Incremental common shares applicable to restricted common stock based on
  the common stock average market price during the period ..................           5                  5                   2
Incremental common shares applicable to convertible notes based on the
  conversion provisions of the convertible note ............................       2,826                353                 -
                                                                             -----------         ----------          ----------
Diluted average common shares outstanding ..................................      24,452             21,966              22,842
                                                                             ===========         ==========          ==========

NOTES ...
--------------------------------------------------------------------------------

Comprehensive Income: SFAS No. 130, "Reporting Comprehensive Income," requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, unrealized gain (loss) on marketable securities, foreign currency translation, and unrealized gain on derivatives in the Consolidated Statements of Shareholders' Investment. Information on accumulated other comprehensive income (loss) is as follows (in thousands of dollars):

                                Unrealized                                              Accumulated
                                Gain (Loss)     Cumulative          Unrealized             Other
                               on Marketable    Translation       Gain (Loss) on       Comprehensive
                                Securities      Adjustments         Derivatives             Loss
                                ----------      -----------         -----------             ----
Balance at June 27, 1999 ...... $     577        $ (2,309)           $     -             $ (1,732)
Fiscal year change ............      (383)         (1,816)                 -               (2,189)
                                ----------       ---------           ----------          ---------
Balance at July 2, 2000 .......       194          (4,125)                 -               (3,931)
Fiscal year change ............      (947)         (2,530)               1,226             (2,251)
                                ----------       ---------           ----------          ---------
Balance at July 1, 2001 .......      (753)         (6,655)               1,226             (6,182)
Fiscal year change ............      (148)          4,017               (4,313)              (444)
                                ----------       ---------           ----------          ---------
Balance at June 30, 2002 ...... $    (901)       $ (2,638)           $  (3,087)          $ (6,626)
                                ==========       =========           ==========          =========

Derivatives: The Company enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than twelve months. SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive income. On July 2, 2000, the impact of adopting SFAS No. 133 on Accumulated Other Comprehensive Loss resulted in a loss of $15 thousand. The Company reclassified immaterial amounts to the income statement during fiscal 2002 and 2001. The cumulative effect of adopting SFAS No. 133 on the results of operations was immaterial.

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

The Company adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of fiscal 2002. The Company performed the required impairment test of goodwill and indefinite lived intangible assets in fiscal 2002 and found no impairment of the assets as of June 30, 2002. Had the provisions of SFAS No. 142 been applied in fiscal 2001, the Company's fiscal 2001 net income would have increased $.7 million, or $.03 per basic and diluted earnings per share.

Future Accounting Pronouncement: In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost

NOTES ...
--------------------------------------------------------------------------------

associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of this statement will have a material impact on the Company's results of operations or financial position.

(3) ACQUISITION:
On May 15, 2001, the Company acquired Generac Portable Products, Inc. Generac Portable Products, Inc. was merged with, and into Generac Portable Products, LLC
(GPP) on June 30, 2002. GPP is a designer, manufacturer and marketer of portable and standby generators, pressure washers and related accessories. The aggregate purchase price of $288.1 million included $267.6 million of cash and $20.5 million of liabilities assumed. The cash paid included $.5 million of cash acquired and $4.5 million of direct acquisition costs, and was funded through the issuance of the 8.875% senior notes as more fully described in Note 6.

The provisions of the acquisition included a contingent purchase price based on the operating results of GPP. The Company will not pay any additional purchase price pursuant to these provisions.

The provisions of the acquisition also provide for a potential purchase price refund based on the final valuation of the acquired inventory. The amount of this purchase price refund, if any, will be recorded as a reduction in goodwill when it is received.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon their estimated fair values, with the excess purchase price recorded as goodwill. This initial purchase price allocation resulted in approximately $167.7 million of goodwill which was amortized on a straight-line basis over twenty years until the Company adopted SFAS No. 142 on July 2, 2001. Under SFAS No. 142, goodwill is no longer amortized, but is subject to periodic impairment tests.

In 2002 the Company reduced goodwill by approximately $5.7 million related to the finalization of the purchase price allocation. This decrease was primarily the result of recording $16.0 million of deferred taxes related to differences in GPP's financial reporting versus tax reporting, offset by approximately $10.3 million of additional inventory and fixed asset reserves.

The following table sets forth the unaudited pro forma information for the Company as if the acquisition of GPP had occurred on July 2, 2000 (in millions, except per share data):

                                          2001
                                          ----
Net Sales .........................   $  1,465.3
Net Income ........................   $     26.6

Basic Earnings Per Share ..........   $     1.23
Diluted Earnings Per Share ........   $     1.21

(4) INCOME TAXES:
The provision for income taxes consists of the following (in thousands of dollars):

                            2002            2001            2000
Current                     ----            ----            ----
  Federal ............    $  4,950        $  4,042        $ 66,169
  State ..............         587             594          10,425
  Foreign ............       1,567           1,251           2,014
                          --------        --------        --------
                             7,104           5,887          76,608
Deferred .............      20,286          17,973           1,542
                          --------        --------        --------
                          $ 27,390        $ 23,860        $ 80,150
                          ========        ========        ========

A reconciliation of the U.S. statutory tax rates to the effective tax rates follows:

                            2002            2001            2000
                            ----            ----            ----
U.S. statutory rate .....   35.0%           35.0%           35.0%
State taxes, net of
  Federal tax benefit ...    2.4%            2.5%            3.2%
Foreign Sales Corporation
  tax benefit ...........   (1.5%)          (3.5%)           (.5%)
Other ...................   (1.9%)           (.8%)           (.7%)
                            ----            ----            ----
Effective tax rate ......   34.0%           33.2%           37.0%
                            ====            ====            ====

The Company received a refund of Foreign Sales Corporation tax benefits in fiscal 2002 and 2001.

The components of deferred income taxes at the end of the fiscal year were (in thousands of dollars):

                                        2002            2001
                                        ----            ----
Future Income Tax Benefits:
  Inventory ......................... $  6,971        $  3,424
  Payroll related accruals ..........    4,890           3,846
  Warranty reserves .................   17,780          18,311
  Other accrued liabilities .........   15,501          10,769
  Miscellaneous .....................   (3,749)          2,084
                                      --------        --------
                                      $ 41,383        $ 38,434
                                      ========        ========

NOTES ...
--------------------------------------------------------------------------------

                                        2002            2001
                                        ----            ----
Deferred Income Taxes:
  Difference between book and
   tax methods applied to
   maintenance and supply
   inventories ...................... $  9,325        $ 10,723
  Pension cost ......................  (22,532)        (13,187)
  Accumulated depreciation ..........  (56,025)        (55,163)
  Accrued employee benefits .........   10,570          10,060
  Post retirement
   health care obligation ...........   24,474          24,089
  Deferred revenue on sale
   of plant & equipment .............    5,992           6,059
  Miscellaneous .....................      791            (932)
                                      --------        --------
                                      $(27,405)       $(18,351)
                                      ========        ========

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $8.0 million at June 30, 2002. If these earnings were remitted to the U.S., they would be subject to U.S. income tax.

However, this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

(5) SEGMENT AND GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS:
In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" and subsequent to the May 15, 2001 acquisition described in Note 3, the Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands of dollars):

                                         2002            2001            2000
                                         ----            ----            ----
NET SALES -
  Engines .......................... $ 1,366,947     $ 1,289,858     $ 1,591,236
  Power Products ...................     216,006          29,587             -
  Eliminations .....................     (53,581)         (9,272)            -
                                     -----------     -----------     -----------
                                     $ 1,529,372     $ 1,310,173     $ 1,591,236
                                     ===========     ===========     ===========
INCOME FROM OPERATIONS -
  Engines .......................... $   117,104     $    99,156     $   205,229
  Power Products ...................       2,052           1,118             -
  Eliminations .....................        (798)         (1,168)            -
                                     -----------     -----------     -----------
                                     $   118,356     $    99,108     $   205,229
                                     ===========     ===========     ===========
ASSETS -
  Engines .......................... $ 1,080,259     $ 1,012,438     $   930,245
  Power Products ...................     279,199         287,058             -
  Eliminations .....................     (10,425)         (3,301)            -
                                     -----------     -----------     -----------
                                     $ 1,349,033     $ 1,296,195     $   930,245
                                     ===========     ===========     ===========
CAPITAL EXPENDITURES -
  Engines .......................... $    42,086     $    60,841     $    71,441
  Power Products ...................       1,842             481             -
                                     -----------     -----------     -----------
                                     $    43,928     $    61,322     $    71,441
                                     ===========     ===========     ===========
DEPRECIATION & AMORTIZATION -
  Engines .......................... $    63,157     $    58,362     $    53,277
  Power Products ...................       2,811           1,349             -
                                     -----------     -----------     -----------
                                     $    65,968     $    59,711     $    53,277
                                     ===========     ===========     ===========

Information regarding the Company's geographic sales by the location the sale originated is as follows (in thousands of dollars):

                                         2002            2001            2000
                                         ----            ----            ----
United States ...................... $ 1,437,739     $ 1,226,035     $ 1,502,402
All Other Countries ................      91,633          84,139          88,834
                                     -----------     -----------     -----------
Total .............................. $ 1,529,372     $ 1,310,179     $ 1,591,236
                                     ===========     ===========     ===========

The Company has no material long lived assets in an individual foreign country.

In the fiscal years 2002, 2001 and 2000, there were sales to three major engine customers that individually exceeded 10% of total Company net sales. The sales to these customers are summarized below (in thousands of dollars and percent of total Company net sales):

                        2002            2001              2000
                        ----            ----              ----
Customer           Sales      %     Sales      %      Sales     %
                   -----      -     -----      -      -----     -
   A             $229,785    19%  $267,516    20%   $287,769   18%
   B              255,119    17%   187,001    14%    229,873   15%
   C              165,670    11%   150,682    12%    190,659   12%
                 --------   ----  --------   ----   --------  ----
                 $720,754    47%  $605,199    46%   $708,301   45%
                 ========   ====  ========   ====   ========  ====

NOTES ...
--------------------------------------------------------------------------------

(6) INDEBTEDNESS:
As of November 15, 2001, the Company replaced its $250 million revolving credit facility that would have expired in April 2002, with a three-year $300 million revolving credit facility (the credit facility) that expires in September 2004. The Company also has access to domestic lines of credit (domestic lines) totaling $15.0 million that remain in effect until canceled by either party. The domestic lines provide amounts for short-term use at the then prevailing rate. There are no significant compensating balance requirements for any of these domestic lines. There were no borrowings using these domestic lines or the credit facility as of June 30, 2002 and July 1, 2001.

Borrowings under the credit facility by the Company bear interest at a rate per annum equal to, at its option, either:

(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 0.50% to 1.75%, depending upon the rating of the Company's long-term debt by Standard & Poor's Rating group, a division of McGraw-Hill Companies (S&P) and Moody's Investors Service, Inc. (Moody's) or

(2) the higher of (a) the federal funds rate plus 0.50% or (b) the bank's prime rate plus a margin of up to 0.25%, also depending on the Company's long-term credit ratings.

In addition, the Company is subject to a 0.10% to 0.35% commitment fee and a 0.50% to 1.75% letter of credit fee, depending on the Company's long-term credit ratings.

The following data relates to domestic notes payable (in thousands of dollars):

                          2002            2001
                          ----            ----
Balance at
  Fiscal Year End .... $  2,625         $  3,300

Weighted Average
  Interest Rate at
  Fiscal Year End ....    4.00%            5.18%

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $26.2 million, expire at various times through April, 2003 and are renewable. There were borrowings of $15.3 million at June 30, 2002 using these lines of credit and are included in foreign loans. None of these arrangements had material commitment fees or compensating balance requirements.

The following information relates to foreign loans (in thousands of dollars):

                          2002            2001
                          ----            ----
Balance at
  Fiscal Year End .... $ 15,270         $  16,291

Weighted Average
  Interest Rate at
  Fiscal Year End ....    5.41%            5.80%

The Long-Term Debt caption consists of the following (in thousands of dollars):

                                             2002            2001
                                             ----            ----
5.00% Convertible Senior Notes
  Due 2006 ............................   $140,000        $140,000

7.25% Senior Notes Due 2007,
  Net of Unamortized Discount of
  $969 in 2002 and
  $1,282 in 2001 ......................     89,031          98,718

8.875% Senior Notes Due 2011,
  Net of Unamortized Discount of
  $5,009 in 2002 and
  $5,584 in 2001 ......................    269,991         269,416
                                          --------        --------
  Total Long-Term Debt ................   $499,022        $508,134
                                          ========        ========

In May 2001, the Company issued $275.0 million of 8.875% Senior Notes due March 15, 2011 and $140.0 million of 5.00% Convertible Senior Notes due May 15, 2006. The convertible senior notes are convertible at the option of the holders into the Company's common stock at the conversion rate of 20.1846 shares per each $1,000 of convertible notes. Interest is paid semi-annually on both series of notes. No principal payments are due before the maturity dates.

The net proceeds from the sale of the 8.875% senior notes and 5.00% convertible senior notes were used to fund the Company's acquisition of GPP, including the replacement of GPP's outstanding debt and to repay a portion of the Company's unrated commercial paper and short-term borrowings under its credit facilities.

The 7.25% senior notes are due September 15, 2007. In accordance with the agreement, no principal payments are due before the maturity date, however the Company repurchased $10 million of the bonds in the fourth quarter of fiscal year 2002 after receiving unsolicited offers from bondholders.

The separate indentures providing for the 7.25% senior notes, the 8.875% senior notes, the 5.00% convertible senior notes and the Company's credit

NOTES...
--------------------------------------------------------------------------------

facility (collectively, the Domestic Indebtedness) each include a number of financial and operating restrictions. These covenants include restrictions on the Company's ability to: pay dividends; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate, merge, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The credit facility contains financial covenants that require the Company to maintain a minimum interest coverage ratio and net worth (for fiscal 2003 the Company is required to maintain a minimum net worth of $376.6 million), impose a maximum leverage ratio and total funded debt to EBITDA ratio and impose capital expenditure limits. In addition, the credit facility contains provisions that only apply if the Company's credit rating from S&P is BB or below or from Moody's is Ba2 or below. As of June 30, 2002, the Company was in compliance with these covenants.

Additionally, under the terms of the indentures governing the Domestic Indebtedness, GPP became a joint and several guarantor of amounts outstanding under the Domestic Indebtedness. Refer to Note 15 to the Consolidated Financial Statements for subsidiary guarantor financial information.

(7) OTHER INCOME:

The components of other income (expense) are (in thousands of dollars):

                                              2002        2001        2000
                                            -------     -------     -------
Interest income ........................    $ 2,189     $ 2,069     $ 1,589
Loss on the disposition of
  plant and equipment ..................     (3,192)     (1,493)     (2,378)
Income from investments ................     70,071       5,485      14,364
Transaction gain (loss) ................      3,757      (4,973)        206
Derivatives gain (loss) ................     (3,829)      1,438         -
Deferred financing costs ...............     (1,420)       (133)        -
Amortization of intangibles ............        (56)     (1,052)        -
Other items ............................      2,065       2,091       2,335
                                            -------     -------     -------
Total ..................................    $ 6,585     $ 3,432     $16,116
                                            =======     =======     =======

(8) COMMITMENTS AND CONTINGENCIES:

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $1 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. On June 30, 2002 and July 1, 2001 the reserve for product and general liability claims was $2.8 million and $3.6 million, respectively. Because there is inherent uncertainty as to the eventual resolution of unsettled claims, no reasonable range of possible losses can be determined. Management does not anticipate that these claims, excluding the impact of insurance proceeds and reserves, will have a material adverse effect on the financial condition or results of operations of the Company.

The Company has no material commitments for materials or capital expenditures as of June 30, 2002.

(9) STOCK OPTIONS:

The Company has a Stock Incentive Plan under which 5,361,935 shares of common stock have been reserved for issuance. The Company accounts for the plan under Accounting Principles Board Opinion No. 25, and no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                      2002          2001             2000
                                      ----          ----             ----
Net Income (in thousands):
   As Reported ...................  $53,120       $48,013         $136,473
   Pro Forma .....................  $49,494       $44,814         $134,600
Basic Earnings Per Share:
   As Reported ...................    $2.46         $2.22            $5.99
   Pro Forma .....................    $2.29         $2.07            $5.91
Diluted Earnings Per Share:
   As Reported ...................    $2.36         $2.21            $5.97
   Pro Forma .....................    $2.21         $2.04            $5.89

Information on the options outstanding is as follows:

                                                               Wtd. Avg.
                                                    Shares     Ex. Price
                                                    ------     ---------
Balance, June 27, 1999.........................    1,042,011     $ 49.28
Granted during the year........................      471,020       74.53
Exercised during the year......................     (151,033)      38.49
Expired during the year........................      (58,970)      67.55
                                                   ---------

Balance, July 2, 2000..........................    1,303,028     $ 58.83
Granted during the year........................      600,000     $ 46.22
Exercised during the year......................      (13,449)      20.45
Expired during the year........................     (180,738)      49.08
                                                   ---------
Balance, July 1, 2001..........................    1,708,841     $ 55.73

Granted during the year........................      371,490     $ 49.19
Exercised during the year......................      (39,597)      27.64
Expired during the year........................     (199,094)      54.59
                                                   ---------
Balance, June 30, 2002.........................    1,841,640     $ 55.14
                                                   =========

NOTES...
--------------------------------------------------------------------------------

                                  Grant Summary
--------------------------------------------------------------------------------
Fiscal        Grant     Exercise      Date           Options        Expiration
 Year          Date      Price     Exercisable     Outstanding          Date
------         ----     --------   -----------     -----------          ----
1998          8-5-97     65.690      8-5-00          223,440          8-5-02
1999          8-5-98     44.980      8-5-01          307,070          8-5-03
2000          8-4-99     74.530      8-4-02          403,670          8-4-04
2001          8-3-00     46.220      8-3-03          559,910          8-3-07
2002          8-7-01     49.190      8-7-04          347,550          8-7-08

The fair value of each option is estimated using the Black-Scholes option pricing model. The grant-date fair market value of the options and assumptions used to determine such value are:

Options granted during             2002         2001        2000
                                   ----         ----        ----
Grant date fair value ........    $12.53       $11.47      $13.07
Assumptions:
  Risk-free interest rate ....      5.1%         6.0%        6.0%
  Expected volatility ........     40.3%        37.6%       30.1%
  Expected dividend yield ....      3.1%         2.6%        2.5%
  Expected term (in years) ...      7.0          7.0         5.0

(10) SHAREHOLDER RIGHTS PLAN:

On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company's common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company's common stock at an exercise price of $160.00 per full common share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The rights expire on August 19, 2006, unless redeemed or exchanged by the Company earlier.

(11) FOREIGN EXCHANGE RISK MANAGEMENT:

The Company enters into forward exchange contracts to hedge purchases and sales that are denominated in foreign currencies. The terms of these currency derivatives generally do not exceed twelve months and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.

The Company has forward foreign currency exchange contracts to purchase Japanese yen. These contracts are used to hedge the commitments to purchase engines from the Company's Japanese joint venture. The Company also has forward contracts to sell foreign currency. These contracts are used to hedge foreign currency collections on sales of inventory. The Company's foreign currency forward contracts are carried at fair value based on current exchange rates.

The Company has the following forward currency contracts outstanding at the end of fiscal 2002:

                                                      In Millions
           Hedge               ---------------------------------------------------
---------------------------    Notional   Contract    Fair Market     (Gain)/Loss     Conversion          Latest
Currency           Contract      Value     Value         Value       at Fair Value     Currency      Expiration Date
--------           --------    --------   --------    -----------    -------------    ----------     ---------------
Japanese Yen         Buy         239.5       1.8          2.0            (.2)            U.S.        September 2002
Euro                 Sell        100.9      93.6         99.2            5.6             U.S.        April 2003
Australian Dollar    Sell          2.0       1.1          1.1             -              U.S.        December 2002
Canadian Dollar      Sell           .9        .6           .6             -              U.S.        November 2002

The Company's foreign subsidiaries have the following forward currency contracts outstanding at the end of fiscal 2002:


                                                      In Millions
           Hedge               ---------------------------------------------------
---------------------------    Notional   Contract    Fair Market     (Gain)/Loss     Conversion          Latest
Currency           Contract      Value     Value         Value       at Fair Value     Currency      Expiration Date
--------           --------    --------   --------    -----------    -------------    ----------     ---------------
Japanese Yen         Sell         26.9        .4            .4              -         Australian     August 2002
U.S. Dollars         Buy            .4        .8            .8              -         Australian     August 2002
British Pounds       Buy            .6       1.7           1.7              -         Australian     June 2003

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions.

NOTES...
--------------------------------------------------------------------------------



(12) EMPLOYEE BENEFIT COSTS:

Retirement Plan and Postretirement Benefits
The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering most Wisconsin employees. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated, (dollars in thousands):


                                                           Pension Benefits        Other Postretirement Benefits
                                                      ------------------------     -----------------------------
                                                         2002           2001          2002            2001
                                                      ---------      ---------      ---------      ---------
Actuarial Assumptions:
Discounted Rate Used to Determine Present
  Value of Projected Benefit Obligation ...........        7.25%           7.5%          7.25%           7.5%
Expected Rate of Future Compensation
  Level increases .................................     4.0-5.0%       4.0-5.0%           n/a            n/a
Expected Long-Term Rate of Return on
  Plan Assets .....................................         9.0%           9.0%           n/a            n/a
Change in Benefit Obligations:
Actuarial Present Value of Benefit Obligations
  at Beginning of Year ............................   $ 703,275      $ 666,392      $ 108,557      $  99,793
Service Cost ......................................      10,014          9,482          1,341          1,215
Interest Cost .....................................      51,203         48,079          8,028          7,091
Plan Amendments ...................................         -           29,190            -              -
Acquisition .......................................         -            2,671            -              -
Special Termination Benefits ......................       4,907            -            2,183            -
Actuarial (Gain) Loss .............................      30,692        (10,478)        12,337         13,035
Benefits Paid .....................................     (52,470)       (42,061)        (8,981)       (12,577)
                                                      ---------      ---------      ---------      ---------
Actuarial Present Value of Benefit Obligation
  at End of Year ..................................   $ 747,621      $ 703,275      $ 123,465      $ 108,557
                                                      ---------      ---------      ---------      ---------

Change in Plan Assets:
Plan Assets at Fair Value at Beginning of Year ....   $ 940,582      $ 951,757      $     -        $     -
Actual Return on Plan Assets ......................     (32,866)        29,084            -              -
Acquisition .......................................         -            1,018            -              -
Employer Contributions ............................       1,257            784          8,981         12,577
Benefits Paid .....................................     (52,470)       (42,061)        (8,981)       (12,577)
                                                      ---------      ---------      ---------      ---------
Plan Assets at Fair Value at End of Year ..........   $ 856,503      $ 940,582      $     -        $     -
                                                      ---------      ---------      ---------      ---------

Plan Assets in Excess of (Less Than) Projected
  Benefit Obligation ..............................   $ 108,882      $ 237,307      $(123,465)     $(108,557)
Remaining Unrecognized Net Obligation (Asset) .....         --          (4,517)           275            321
Unrecognized Net Loss (Gain) ......................     (95,547)      (244,579)        40,177         29,673
Unrecognized Prior Service Cost ...................      29,942         32,739             71            103
                                                      ---------      ---------      ---------      ---------
Net Amount Recognized at End of Year ..............   $  43,277      $  20,950      $ (82,942)     $ (78,460)
                                                      =========      =========      =========      =========

Amounts Recognized on the Balance Sheets:
Prepaid Pension ...................................   $  60,343      $  36,275      $     -        $     -
Accrued Pension Cost ..............................     (15,750)       (14,494)           -              -
Accrued Wages and Salaries ........................      (1,316)          (831)           -              -
Accrued Post Retirement Health Care Obligation ....         -              -          (62,753)       (61,767)
Other Accruals ....................................         -              -           (8,000)        (4,800)
Accrued Employee Benefits .........................         -              -          (12,189)       (11,893)
                                                      ---------      ---------      ---------      ---------
Net Amount Recognized at End of Year ..............   $  43,277      $  20,950      $ (82,942)     $ (78,460)
                                                      =========      =========      =========      =========

NOTES...
--------------------------------------------------------------------------------



The following table summarizes the plans' income and expense for the three years indicated (dollars in thousands):


                                                             Pension Benefits                   Other Postretirement Benefits
                                                   ------------------------------------       ----------------------------------
                                                      2002          2001         2000          2002         2001          2000
                                                   --------       --------     --------       --------     --------     --------
Components of Net Periodic Benefit Cost:
Service Cost-Benefits Earned During the Year ....  $ 10,014       $  9,482     $ 10,622       $  1,341     $  1,215     $  1,307
Interest Cost on Projected Benefit Obligation ...    51,203         48,079       47,475          8,028        7,091        7,343
Expected Return on Plan Assets ..................   (77,192)       (73,053)     (63,845)           -            -            -
Amortization of:
   Transition Obligation (Asset) ................    (4,517)        (5,306)      (5,306)            46           47           46
   Prior Service Cost ...........................     2,797            242          186             31           31           31
   Actuarial (Gain) Loss ........................    (8,328)        (7,822)         359          1,834          583        1,111
                                                   --------       --------     --------       --------     --------     --------
Net Periodic Benefit Expense (Income) ...........  $(26,023)      $(28,378)    $(10,509)      $ 11,280     $  8,967     $  9,838
                                                   ========       ========     ========       ========     ========     ========



In the second quarter of fiscal 2002, the Company offered and finalized an early retirement incentive program. As a result, the Company recorded $4.9 million of expense offsetting pension income of $26 million and $2.2 million was added to postretirement health care expense. The impact for the full fiscal year of 2002 reduced net income on an after-tax basis by $2.5 million, after consideration of salary and related expenditures savings.

In July 2001, the Company extended its collective bargaining agreement with one of its unions. As part of this contract extension, the Company agreed to pay certain amounts to employees who were hired prior to January 1, 1980 upon their retirement. The impact of this plan amendment is included in the above tables.

As described in Note 14, the Company contributed its two ductile iron foundries to Metal Technologies Holding Company, Inc. (MTHC). In connection with the contribution, MTHC agreed to assume pension and postretirement benefit obligations related to employees working at the foundries at the time of the transaction. The Company transferred to MTHC pension assets amounting to $11.3 million in fiscal 2001. The assumption of obligations by MTHC and transfer of pension assets did not result in a gain or loss to the Company.

The Company's supplemental pension plan has benefit obligations in excess of plan assets. The benefit obligation, accumulated benefit obligation and fair value of plan assets were $25.2 million, $17.9 million and $.1 million respectively for fiscal year 2002 and $19.0 million, $14.9 million and $0 respectively for fiscal year 2001. The postretirement benefit plans are essentially unfunded.

For measurement purposes a 9% annual rate of increase in the per capita cost of covered health care claims was assumed for the fiscal year 2003 decreasing gradually to 5% for the fiscal year 2008. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $8.1 million and would increase the service and interest cost by $.8 million for the year. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $7.5 million and decrease the service and interest cost by $.7 million for the fiscal year.

Defined Contribution Plans

The Company has a defined contribution retirement plan that includes most U.S. non-Wisconsin employees. Under the plan, the Company makes an annual contribution on behalf of covered employees equal to 2% of each participant's gross income, as defined. For the fiscal years 2002, 2001 and 2000, the net expense related to these plans was $1.6 million, $.2 million and $2.1 million, respectively.

Wisconsin employees of the Company may participate in a salary reduction deferred compensation retirement plan. A maximum of 1-1/2% or 3% of each participant's salary, depending upon the participant's group, is matched by the Company. The Company contributions totaled $4.1 million in 2002, $4.7 million in 2001 and $4.6 million in 2000.

NOTES...
--------------------------------------------------------------------------------

Postemployment Benefits

The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits are substantially smaller amounts because they apply only to employees who permanently terminate employment prior to retirement. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using an interest rate of 7.25% and 7.5% for fiscal year 2002 and 2001, respectively. Amounts are included in Accrued Employee Benefits in the balance sheet.

(13) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable, Domestic Notes Payable, Foreign Loans and Accrued Liabilities: The carrying amounts approximate fair market value because of the short maturity of these instruments.

Long-Term Debt: The fair market value of the Company's long-term debt is estimated based on market quotations at year end.

The estimated fair market values of the Company's financial instruments are (in thousands of dollars):

                                                    2002
                                       -------------------------------
                                       CARRYING                FAIR
                                        AMOUNT                VALUE
                                        ------                -----
Cash and Cash Equivalents ..........   $ 215,945            $ 215,945
Receivables ........................   $ 201,910            $ 201,910
Accounts payable ...................   $ 103,648            $ 103,648
Domestic notes payable .............   $   2,625            $   2,625
Foreign loans ......................   $  15,270            $  15,270
Accrued liabilities ................   $ 131,582            $ 131,582
Long-term debt -
  5.00% Convertible Notes
    due 2006 .......................   $ 140,000            $ 150,865
  7.25% Notes due 2007 .............   $  89,031            $  88,712
  8.875% Notes due 2011 ............   $ 269,991            $ 288,562

                                                    2001
                                       -------------------------------
                                        CARRYING                FAIR
                                         AMOUNT                VALUE
                                         ------                -----
Cash and cash equivalents ..........   $  88,743            $  88,743
Receivables ........................   $ 145,138            $ 145,138
Accounts payable ...................   $ 102,559            $ 102,559
Domestic notes payable .............   $   3,300            $   3,300
Foreign loans ......................   $  16,291            $  16,291
Accrued liabilities ................   $ 115,725            $ 115,725
Long-term debt -
  5.00% Convertible Notes
    due 2006 .......................   $ 140,000            $ 150,066
  7.25% Notes due 2007 .............   $  98,718            $  96,237
  8.875% Notes due 2011 ............   $ 269,416            $ 277,608

(14) DISPOSITION OF BUSINESS:

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

Based on the above and the fair market value of all consideration received, the transaction resulted in a $16.5 million gain.

NOTES...
--------------------------------------------------------------------------------

(15) SEPARATE FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS OF INDEBTEDNESS

Under the terms of the Company's Domestic Indebtedness (described in Note 6), GPP became a joint and several guarantor of the Domestic Indebtedness. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then the domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Each guarantee of the Domestic Indebtedness is the obligation of the guarantor and ranks equally and ratably with the existing and future senior unsecured obligations of that guarantor; accordingly, GPP has provided a full and unconditional guarantee of the Domestic Indebtedness. The condensed supplemental consolidating financial information reflects the operations of GPP (in thousands of dollars):

BALANCE SHEET:                                  BRIGGS & STRATTON     GUARANTOR     NON-GUARANTOR
AS OF JUNE 30, 2002                                CORPORATION       SUBSIDIARY      SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
-------------------                                -----------       ----------      ------------     ------------   ------------
Current Assets...................................   $    527,111     $    96,534    $     70,387      $   (24,088)   $   669,944
Investment in Subsidiary.........................        312,679             -               -           (312,679)
Noncurrent Assets................................        494,052         182,665           2,372             -           679,089
                                                    ------------     -----------    ------------      -----------    -----------
                                                    $  1,333,842     $   279,199    $     72,759      $  (336,767)   $ 1,349,033
                                                    ============     ===========    ============      ===========    ===========

Current Liabilities..............................   $    244,497     $    10,133    $     30,327      $   (18,934)   $   266,023
Long-Term Debt...................................        499,022             -               -                -          499,022
Other Long-Term Obligations......................        135,192            (850)            -                -          134,342
Stockholders' Equity.............................        455,131         269,916    $     42,432      $  (317,833)       449,646
                                                    ------------     -----------    ------------      -----------    -----------
                                                    $  1,333,842     $   279,199    $     72,759      $  (336,767)   $ 1,349,033
                                                    ============     ===========    ============      ===========    ===========

STATEMENT OF EARNINGS:
FOR THE FISCAL YEAR ENDED JUNE 30, 2002
---------------------------------------
Net Sales........................................   $  1,334,891     $   216,006    $     80,976      $  (102,501)  $ 1,529,372
Cost of Goods Sold...............................      1,102,548         195,533          62,416         (103,158)    1,257,339
                                                    ------------     -----------    ------------      -----------   -----------
  Gross Profit...................................        232,343          20,473          18,560              657       272,033

Engineering, Selling, General and
  Administrative Expenses........................        123,114          18,420          12,141              -         153,675
                                                    ------------     -----------    ------------      -----------   -----------
  Income from Operations.........................        109,229           2,053           6,419              657       118,358
Interest Expense.................................        (43,600)            (50)           (889)             106       (44,433)
Other (Expense) Income, Net......................         12,553             149          13,609          (19,726)        6,585
                                                    ------------     -----------    ------------      -----------   -----------
  Income Before Provision for Income Taxes.......         78,182           2,152          19,139          (18,963)       80,510
Provision for Income Taxes.......................         25,062             761           1,567              -          27,390
                                                    ------------     -----------    ------------      -----------   -----------
Net Income.......................................   $     53,120     $     1,391    $     17,572      $   (18,963)  $    53,120
                                                    ============     ===========    ============      ===========   ===========

NOTES...
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS:                          BRIGGS & STRATTON  GUARANTOR     NON-GUARANTOR
FOR THE FISCAL YEAR ENDED JUNE 30, 2002              CORPORATION     SUBSIDIARY     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
---------------------------------------              -----------     ----------     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ........................................ $  53,120       $   1,391       $  17,572       $ (18,963)      $  53,120
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities-
   Depreciation and Amortization ...................    62,590           2,812             566               -          65,968
   Equity in Earnings of Unconsolidated Affiliates..   (23,222)              -             189          16,852          (6,181)
   (Gain) Loss on Disposition of Plant and
    Equipment ......................................     3,593            (387)            (14)              -           3,192
   Provision for Deferred Income Taxes .............    12,103           8,183               -               -          20,286
 Change in Operating Assets and Liabilities-
   (Increase) Decrease in Receivables ..............   (44,781)         (1,361)        (15,942)          5,312         (56,772)
   (Increase) Decrease in Inventories ..............   125,277          (2,352)         (1,549)           (657)        120,719
   Increase in Prepaid Expenses and
    Other Current Assets ...........................    (2,763)           (122)           (111)              -          (2,996)
   Increase (Decrease) in Accounts Payable,
    Accrued Liabilities and Income Taxes ...........    32,714          (2,958)          1,617          (5,312)         26,061
   (Increase) Decrease in Prepaid Pension ..........   (23,101)            289               -               -         (22,812)
 Other, Net ........................................       (17)           (751)              -               -            (768)
                                                     ---------       ---------       ---------       ---------       ---------
    Net Cash Provided by Operating Activities ...... $ 195,513       $   4,744       $   2,328       $  (2,768)      $ 199,817
                                                     ---------       ---------       ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Plant and Equipment .................. $ (41,048)      $  (1,824)      $  (1,056)      $       -       $ (43,928)
 Proceeds Received on Disposition of
   Plant and Equipment .............................       362               9              35               -             406
 Other, Net ........................................     5,120                               -               -           5,120
                                                     ---------       ---------       ---------       ---------       ---------
    Net Cash Used by Investing Activities .......... $ (35,566)      $  (1,815)      $  (1,021)      $       -       $ (38,402)
                                                     ---------       ---------       ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Borrowings (Repayments) on Loans and
   Notes Payable ................................... $   3,022       $  (3,697)      $  (1,021)      $       -       $  (1,696)
 Borrowings (Repayments) on
   Long-Term Debt ..................................   (10,393)              -               -               -         (10,393)
 Cash Dividends Paid ...............................   (27,219)              -          (2,768)          2,768         (27,219)
 Proceeds from Exercise of Stock Options ...........     1,078               -               -               -           1,078
     Net Cash Provided by (Used by)
                                                     ---------       ---------       ---------       ---------       ---------
       Financing Activities ........................ $ (33,512)      $  (3,697)      $  (3,789)      $   2,768       $ (38,230)
                                                     ---------       ---------       ---------       ---------       ---------
EFFECT OF FOREIGN CURRENCY
 EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS .............................. $    (106)      $   1,040       $   3,083       $       -       $   4,017
                                                     ---------       ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .................................. $ 126,329       $     272       $     601       $       -       $ 127,202
Cash and Cash Equivalents, Beginning of Year .......    85,282             683           2,778               -          88,743
                                                     ---------       ---------       ---------       ---------       ---------
Cash and Cash Equivalents, End of Year ............. $ 211,611       $     955       $   3,379       $       -       $ 215,945
                                                     =========       =========       =========       =========       =========


NOTES ...
--------------------------------------------------------------------------------

The condensed supplemental consolidated financial information reflects the operations of GPP for the 2001 fiscal year (in thousands of dollars):

BALANCE SHEET:                               BRIGGS & STRATTON  GUARANTOR     NON-GUARANTOR
AS OF JULY 1, 2001                              CORPORATION     SUBSIDIARY    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
------------------                              -----------     ----------    ------------   ------------   ------------
Current Assets ..............................   $   482,158    $    98,523    $    52,182    $   (19,433)   $   613,430
Investment in Subsidiary ....................       292,543            -              -         (292,543)           -
Noncurrent Assets ...........................       491,624        188,535          2,606            -          682,765
                                                -----------    -----------    -----------    ------------   -----------
                                                $ 1,266,325    $   287,058    $    54,788    $  (311,976)   $ 1,296,195
                                                ===========    ===========    ===========    ============   ===========

Current Liabilities .........................   $   207,336    $    18,737    $    29,731    $   (13,622)   $   242,182
Long-Term Debt ..............................       508,134            -              -              -          508,134
Other Long-Term Obligations .................       122,292            835            -              -          123,127
Stockholders' Equity ........................       428,563        267,486         25,057       (298,354)       422,752
                                                -----------    -----------    -----------    ------------   -----------
                                                $ 1,266,325    $   287,058    $    54,788    $  (311,976)   $ 1,296,195
                                                ===========    ===========    ===========    ============   ===========

STATEMENT OF EARNINGS:
FOR THE FISCAL YEAR ENDED JULY 1, 2001
--------------------------------------
Net Sales ...................................   $ 1,251,462    $    29,587    $    80,701    $   (51,577)   $ 1,310,173
Cost of Goods Sold ..........................     1,037,817         25,814         61,159        (51,407)     1,073,383
                                                -----------    -----------    -----------    ------------   -----------
  Gross Profit ..............................       213,645          3,773         19,542           (170)       236,790

Engineering, Selling, General and
  Administrative Expenses ...................       124,146          2,656         10,882            -          137,684
                                                -----------    -----------    -----------    ------------   -----------
  Income from Operations ....................        89,499          1,117          8,660           (170)        99,106
Interest Expense ............................       (28,024)           (23)        (2,642)            24        (30,665)
Other (Expense) Income, Net .................         8,574         (1,073)         8,841        (12,910)         3,432
                                                -----------    -----------    -----------    ------------   -----------
  Income Before Provision for Income Taxes...        70,049             21         14,859        (13,056)        71,873
Provision for Income Taxes ..................        22,036              7          1,817            -           23,860
                                                -----------    -----------    -----------    ------------   -----------
Net Income ..................................   $    48,013    $        14    $    13,042    $   (13,056)   $    48,013
                                                ===========    ===========    ===========    ============   ===========

NOTES ...
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS:                            BRIGGS & STRATTON  GUARANTOR    NON-GUARANTOR
FOR THE FISCAL YEAR ENDED JULY 1, 2001                 CORPORATION     SUBSIDIARY   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
--------------------------------------                 -----------     ----------   ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income .......................................    $  48,013       $      14    $  13,042     $ (13,056)     $  48,013
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities-
  Depreciation and Amortization ...................       57,724           1,349          638           -           59,711
  Equity in Earnings of Unconsolidated Affiliates..       (5,762)            -            159           562         (5,041)
  (Gain) Loss on Disposition of Plant and
   Equipment ......................................        1,499             -             (6)          -            1,493
  Provision for Deferred Income Taxes .............       17,691             282          -             -           17,973
 Change in Operating Assets and Liabilities-
  Decrease in Receivables .........................       35,479           1,868        5,375        (8,036)        34,686
  (Increase) Decrease in Inventories ..............       (6,325)         (2,811)       1,659           170         (7,307)
  (Increase) Decrease in Prepaid Expenses and
   Other Current Assets ...........................           22              89         (161)          -              (50)
  Increase (Decrease) in Accounts Payable,
   Accrued Liabilities and Income Taxes ...........      (47,372)          4,349      (11,753)        8,036        (46,740)
  (Increase) Decrease in Prepaid Pension ..........      (28,646)            268          -             -          (28,378)
 Other, Net .......................................       (6,183)           (209)         -             -           (6,392)
   Net Cash Provided by (Used in)
                                                       ---------       ---------    ---------     ---------      ---------
    Operating Activities ..........................    $  66,140       $   5,199    $   8,953     $ (12,324)     $  67,968
                                                       ---------       ---------    ---------     ---------      ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Plant and Equipment ................. $ (60,262)      $    (481)   $    (579)    $     -        $ (61,322)
 Proceeds Received on Disposition of
  Plant and Equipment .............................     4,113             -             39           -            4,152
 Investments in Subsidiaries, Net of
  Cash Acquired ...................................  (270,632)            456        3,002           -         (267,174)
 Other, Net .......................................     6,434             -           (138)          -            6,296
   Net Cash Provided by (Used by)
                                                    ---------       ---------    ---------     ---------      ---------
    Investing Activities .......................... $(320,347)      $     (25)   $   2,324     $     -        $(318,048)
                                                    ---------       ---------    ---------     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Borrowings (Repayments) on Loans and
  Notes Payable ................................... $ (41,175)      $  (4,334)   $   2,935     $     -        $ (42,574)
 Borrowings (Repayments) on
  Long-Term Debt ..................................   399,415             -            -             -          399,415
 Cash Dividends Paid ..............................   (26,763)            -        (12,324)       12,324        (26,763)
 Proceeds from Exercise of Stock Options ..........    (5,843)            -            -             -           (5,843)
   Net Cash Provided by (Used by)
                                                    ---------       ---------    ---------     ---------      ---------
    Financing Activities .......................... $ 325,634       $  (4,334)   $  (9,389)    $  12,324      $ 324,235
                                                    ---------       ---------    ---------     ---------      ---------

EFFECT OF FOREIGN CURRENCY
 EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS ............................. $     -         $    (157)   $  (2,244)    $     -        $  (2,401)
                                                    ---------       ---------    ---------     ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS ................................. $  71,427       $     683    $    (356)    $     -        $  71,754
Cash and Cash Equivalents, Beginning of Year ......    13,855             -          3,134           -           16,989
                                                    ---------       ---------    ---------     ---------      ---------
Cash and Cash Equivalents, End of Year ............ $  85,282       $     683    $   2,778     $     -        $  88,743
                                                    =========       =========    =========     =========      =========

INDEPENDENT AUDITORS' REPORTS
--------------------------------------------------------------------------------

To the Shareholders of
Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheet of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries, as of June 30, 2002, and the related consolidated statement of earnings, shareholders' investment and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Briggs & Stratton Corporation as of July 1, 2001 and for the years ended July 1, 2001 and July 2, 2000 were audited by other auditors who have ceased operations. Those other auditors expressed an unqualified opinion on those consolidated financial statements in their report dated July 26, 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such 2002 financial statements present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries, as of June 30, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
August 1, 2002

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IS THIS FORM 10-K.

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

ARTHUR ANDERSEN LLP

Milwaukee, Wisconsin
July 26, 2001

QUARTERLY FINANCIAL DATA, DIVIDEND AND MARKET INFORMATION (UNAUDITED)
---------------------------------------------------------------------

                                           In Thousands                                 Per Share of Common Stock
                        ---------------------------------------------    ---------------------------------------------------
                                                                                                         Market Price Range
                                                                                                           on New York
                                                              Net             Net                          Stock Exchange
Quarter                     Net              Gross          Income          Income       Dividends       -------------------
Ended                      Sales            Profit          (Loss)          (Loss)       Declared          High        Low
-----                      -----            ------          ------          ------       --------        ------       ------
FISCAL 2002

SEPTEMBER               $  219,629(1)    $   19,821(1)    $  (17,424)    $     (.81)    $      .31   $    43.85   $    29.65
DECEMBER                   333,689(1)        54,994(1)         2,379            .11            .31        43.99        29.81
MARCH                      516,758          102,495           37,614           1.58            .32        48.39        38.54
JUNE                       459,296           94,723           30,551           1.30            .32        46.35        36.71
                        ----------       ----------       ----------     ----------     ----------
TOTAL                   $1,529,372       $  272,033       $   53,120     $     2.36(2)  $     1.26
                        ==========       ==========       ==========     ==========     ==========

Fiscal 2001
September               $  180,763(1)    $   25,312(1)    $   (6,304)    $     (.29)    $      .31   $    44.56   $    32.13
December                   367,720(1)        69,117(1)        19,928            .92            .31        46.00        30.38
March                      430,187           85,899           29,889           1.38            .31        48.38        36.50
June                       331,503           56,462            4,500            .21            .31        45.90        35.00
                        ----------       ----------       ----------     ----------     ----------
Total                   $1,310,173       $  236,790       $   48,013     $     2.21(2)  $     1.24
                        ==========       ==========       ==========     ==========     ==========


     The number of record holders of Briggs & Stratton Corporation Common Stock on August 22, 2002 was 4,669.

     The above amounts include the acquisition of GPP since May 15, 2001. Refer to the Notes to Consolidated Financial Statements.

     Net Income per share of Common Stock represents Diluted Earnings per Share.

     (1) Reflects the adoption of EITF No. 01-09 in the third quarter of fiscal 2002. Refer to the Notes to Consolidated Financial Statements.

     (2) Refer to Note 2 to Consolidated Financial Statements, for information about earnings per share. Amounts do not total because of differing numbers of shares outstanding at the end of each quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Briggs & Stratton changed independent accountants in May 2002 from Arthur Andersen LLP to Deloitte & Touche LLP. Information regarding the change in accountants was reported in Briggs & Stratton's Current Report on Form 8-KA dated May 20, 2002.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information in Briggs & Stratton's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, under the captions "Election of Directors" and "Security Ownership of Management - Section 16(a) Beneficial Ownership Reporting Compliance", is incorporated herein by reference. The information concerning "Executive Officers of the Registrant", as a separate item, appears in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information in Briggs & Stratton's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, concerning this item, in the subsection titled "Director Compensation" under the caption "Election of Directors" and the "Executive Compensation" section, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information in Briggs & Stratton's definitive Proxy Statement, prepared for the 2002 Annual Meeting of Shareholders, concerning this item, under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management", is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

In addition to the information that is incorporated in this item by reference to the Proxy Statement, the following chart gives aggregate information under all equity compensation plans of Briggs & Stratton through June 30, 2002.


                                    Number of securities to       Weighted average          Number of securities
                                    be issued upon exercise      exercise price of        remaining available for
                                    of outstanding options,         outstanding            future issuance under
Plan Category                         warrants and rights        options, warrants       equity compensation plans
                                                                     and rights            (excluding securities
                                                                                          reflected in 1st column)

Equity compensation plans               1,900,640                     $55.07                    1,897,728
approved by security holders
(1)

Equity compensation plans not               -                           N/A                         -
approved by security holders

Total                                   1,900,640                     $55.07                    1,897,728


(1) Represents options and restricted stock granted under Briggs & Stratton's Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Briggs & Stratton has no relationships or related transactions to report pursuant to Item 13.

ITEM 14. CONTROLS AND PROCEDURES

There were no significant changes in Briggs & Stratton's internal controls or in other factors that could significantly affect these controls subsequent to the time when those controls were last evaluated by management, including any corrective actions with respect to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements

        The following financial statements are included under the caption "Financial Statements and Supplementary Data" in Part II, Item 8 and are incorporated herein by reference:

        Consolidated Balance Sheets, June 30, 2002 and July 1, 2001

        For the Years Ended June 30, 2002, July 1, 2001 and July 2, 2000:
           Consolidated Statements of Earnings
           Consolidated Statements of Shareholders' Investment
           Consolidated Statements of Cash Flows
           Notes to Consolidated Financial Statements

        Independent Auditors' Reports

    2.  Financial Statement Schedules

        Schedule II - Valuation and Qualifying Accounts
        Independent Auditors' Report
        Report of Independent Public Accountants

        All other financial statement schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

    3.  Exhibits

        Refer to the Exhibit Index following the Certification Page, incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

(b) Reports on Form 8-K

        On May 23, 2002 and May 30, 2002, Briggs & Stratton filed a report on Form 8-K and 8-KA respectively, dated May 20, 2002 to report a change in its independent public accounting firm.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


FOR FISCAL YEARS ENDED JUNE 30, 2002, JULY 1, 2001 AND JULY 2, 2000

   Reserve for           Balance       Additions                                      Balance
Doubtful Accounts       Beginning       Charged        Charges to                     End of
    Receivable           of Year      to Earnings     Reserve, Net     Other           Year
    ----------           -------      -----------     ------------     -----           ----
       2002            $1,599,000     (1,222,000)       1,326,000          -       $1,703,000
       2001            $1,544,000      3,631,000       (3,667,000)    91,000*      $1,599,000
       2000            $1,516,000         52,000          (24,000)         -       $1,544,000

*Consists of additions to the reserve related to the acquisition of GPP.



                            INDEPENDENT AUDITORS' REPORT

To the Shareholders of Briggs & Stratton Corporation:

We have audited the consolidated financial statements of Briggs & Stratton Corporation and subsidiaries as of June 30, 2002, and for the year then ended and have issued our report thereon dated August 1, 2002; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of Briggs & Stratton Corporation for the year ended June 30, 2002, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
August 1, 2002



THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IS THIS FORM 10-K.

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

                                              BRIGGS & STRATTON CORPORATION


                                              By /s/ James E. Brenn
                                                -------------------------------
                                                       James E. Brenn
September 17 , 2002                           Senior Vice President and Chief
-------------                                         Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ John S. Shiely                               /s/ David L. Burner
-----------------------------------------        -------------------------------
John S. Shiely                                   David L. Burner
President and Chief Executive Officer and        Director
Director (Principal Executive Officer)
                                                 /s/ E. Margie Filter
/s/ James E. Brenn                               -------------------------------
-----------------------------------------        E. Margie Filter
James E. Brenn                                   Director
Senior Vice President and Chief Financial
Officer (Principal Financial Officer and
Principal Accounting Officer)                    /s/ Peter A. Georgescu
                                                 -------------------------------
                                                 Peter A. Georgescu
/s/ F. P. Stratton, Jr.                          Director
-----------------------------------------
F. P. Stratton, Jr.
Chairman and Director                            /s/ Robert J. O'Toole
                                                 -------------------------------
                                                 Robert J. O'Toole
/s/ Jay H. Baker                                 Director
-----------------------------------------
Jay H. Baker
Director                                         /s/ Charles I. Story
                                                 -------------------------------
                                                 Charles I. Story
/s/ Michael E. Batten                            Director
-----------------------------------------
Michael E. Batten
Director
                                                 *Each signature affixed as of
                                                 September 17  , 2002.
                                                 --------------

                                 CERTIFICATIONS

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

     I, John S. Shiely, certify that:

     (1) I have reviewed this Annual Report on Form 10-K of Briggs & Stratton Corporation;

     (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: September 17, 2002


                                                  /s/ John S. Shiely
                                         -----------------------------------
                                         John S. Shiely, President and Chief
                                         Executive Officer - Principal Executive
                                         Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

     I, James E. Brenn, certify that:

     (1) I have reviewed this Annual Report on Form 10-K of Briggs & Stratton Corporation;

     (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.

Date: September 17, 2002

                                              /s/ James E. Brenn
                                   ---------------------------------------------
                                   James E. Brenn, Senior Vice President and
                                   Chief Financial Officer - Principal Financial Officer

                          BRIGGS & STRATTON CORPORATION
                          (Commission File No. 1-1370)

                                  EXHIBIT INDEX
                         2002 ANNUAL REPORT ON FORM 10-K

Exhibit
Number                                  Document Description
------                                  --------------------

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

Exhibit
Number                                  Document Description
------                                  --------------------

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

  4.14 Multicurrency Credit Agreement dated as of September 28, 2001, by and among Briggs & Stratton Corporation, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto (the "Credit Agreement").
                     (Filed as Exhibit 4.1 (a) to the Company's Report on Form 10-Q for the quarter ended December 30, 2001 and incorporated by reference herein.)

Exhibit
Number                                  Document Description
------                                  --------------------

  4.15             First Amendment to the Credit Agreement, dated as of November
                   15, 2001.
                     (Filed as Exhibit 4.1 (b) to the Company's Report on Form 10-Q for the quarter ended December 30, 2001 and incorporated by reference herein.)

  10.0*            Form of Officer Employment Agreement.
                     (Filed as Exhibit 10.0 to the Company's Report on Form 10-Q for the quarter ended March 29, 1998 and incorporated by reference herein.)

  10.1*            Amended and Restated Supplemental Executive Retirement Plan.
                     (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

  10.2*            Amended and Restated Economic Value Added Incentive
                   Compensation Plan.
                     (Filed as Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

  10.3*            Form of Change of Control Employment Agreements.
                     (Filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

  10.4(a)* Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees upon the occurrence of a change in control.
                     (Filed as Exhibit 10.5 (a) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

  10.4(b)* Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees.
                     (Filed as Exhibit 10.5 (b) to the Company's Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

  10.5(a)*         1999 Amended and Restated Stock Incentive Plan.
                     (Filed as Exhibit A to the Company's 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

  10.5(b)*         Amendment to Amended and Restated Stock Incentive Plan.
                     (Filed as Exhibit 10.0 (b) to the Company's Report on Form 10-Q for the quarter ended September 26, 1999 and incorporated by reference herein.)

  10.6*            Amended and Restated Leveraged Stock Option Program.
                     (Filed as Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

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

  10.12*           Amended and Restated Director's Leveraged Stock Option Plan.
                     (Filed as Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

Exhibit
Number                                  Document Description
------                                  --------------------

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

  10.15(a)*        Key Employees Savings and Investment Plan.
                     (Filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

  10.15(b)*        Amendment to Key Employees Savings and Investment Plan.
                     (Filed as Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated by reference herein.)

  10.16*           Consultant Reimbursement Arrangement.
                     (Filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

  10.17* Notice of Election for Fixed Price Cash Pay-Out Under Deferred Compensation Agreement by Frederick P. Stratton, Jr. dated January 3, 2002, and Approval of Compensation Committee dated January 15, 2002.
                     (Filed as Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

  10.18*           Briggs & Stratton Product Program.
                     (Filed herewith.)

  12               Computation of Ratio of Earnings to Fixed Charges.
                     (Filed herewith.)

  21               Subsidiaries of the Registrant.
                     (Filed herewith.)

  23               Independent Auditors' Consent.
                     (Filed herewith.)

  99.1             Certification of Principal Executive Officer Pursuant to
                   Section 906 of Sarbanes-Oxley Act of 2002.
                     (Filed herewith.)

  99.2             Certification of Principal Financial Officer Pursuant to
                   Section 906 of Sarbanes-Oxley Act of 2002.
                     (Filed herewith.)

 * Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.