Form 10-Q
period 2002-09-29
BRIGGS & STRATTON CORP
filed 2002-11-12
CIK 14195

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

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

         Yes   X     No____
            -------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                                                   Outstanding at
            Class                                 November 4, 2002
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share           21,646,984 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                       Page No.
                                                                       --------
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets -
                September 29, 2002 and June 30, 2002                         3

               Consolidated Condensed Statements of Income -
                Three Months ended September 29, 2002 and
                September 30, 2001                                           5

               Consolidated Condensed Statements of Cash Flows -
                Three Months ended September 29, 2002 and
                September 30, 2001                                           6

               Notes to Consolidated Condensed Financial
                Statements                                                   7

      Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         14

      Item 3.  Quantitative and Qualitative Disclosures About
                Market Risk                                                 16

      Item 4.  Controls and Procedures                                      16


PART II - OTHER INFORMATION

      Item 4.  Submissions of Matters to a Vote of Security Holders         16

      Item 6.  Exhibits and Reports on Form 8-K                             16

      Signatures                                                            17

      Certifications                                                        18

      Exhibit Index                                                         22


                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS



                                             September 29,  June 30,
                                                 2002         2002
                                                 ----         ----
                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                   $  137,759   $  215,945
  Accounts receivable, net                       164,342      201,910
  Inventories -
     Finished products and parts                 190,981      126,152
     Work in process                              71,007       61,748
     Raw materials                                 3,396        3,059
                                              ----------   ----------
         Total inventories                       265,384      190,959
  Future income tax benefits                      40,637       41,383
  Prepaid expenses and other current assets       18,179       19,747
                                              ----------   ----------
         Total current assets                    626,301      669,944
                                              ----------   ----------


OTHER ASSETS:
  Goodwill                                       161,030      161,030
  Investments                                     47,582       46,889
  Prepaid pension                                 63,838       60,343
  Deferred loan costs, net                         8,815        9,304
  Other long-term assets, net                      6,076        6,308
                                              ----------   ----------
         Total other assets                      287,341      283,874
                                              ----------   ----------

PLANT AND EQUIPMENT:
  Cost                                           874,767      879,635
  Less, accumulated depreciation                 487,724      484,420
                                              ----------   ----------
         Total plant and equipment, net          387,043      395,215
                                              ----------   ----------
                                              $1,300,685   $1,349,033
                                              ==========   ==========


 The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                      (In thousands, except per share data)

                     LIABILITIES & SHAREHOLDERS' INVESTMENT


                                                          September 29,            June 30,
                                                              2002                   2002
                                                          -----------            -----------
                                                          (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                       $    79,702            $   103,648
   Domestic notes payable                                       2,625                  2,625
   Foreign loans                                               13,114                 15,270
   Accrued liabilities                                        122,934                131,582
   Dividends payable                                            6,927                      -
   Federal and state income taxes payable                       1,697                 12,898
                                                          -----------            -----------
          Total current liabilities                           226,999                266,023
                                                          -----------            -----------

 OTHER LIABILITIES:
   Deferred revenue on sale of plant and equipment             15,320                 15,364
   Deferred income tax liability                               30,856                 27,405
   Accrued pension liability                                   16,157                 15,750
   Accrued employee benefits liability                         13,060                 13,070
   Accrued postretirement health care obligation               61,871                 62,753
   Long-term debt                                             499,235                499,022
                                                          -----------            -----------
          Total other liabilities                             636,499                633,364
                                                          -----------            -----------

 SHAREHOLDERS' INVESTMENT:
   Common stock -
       Authorized 60,000 shares, $.01 par value, issued
           28,927 shares                                          289                    289
   Additional paid-in capital                                  35,459                 35,459
   Retained earnings                                          755,184                769,131
   Accumulated other comprehensive loss                        (5,164)                (6,626)
   Unearned compensation on restricted stock                     (173)                  (199)
   Treasury stock at cost, 7,288 shares                      (348,408)              (348,408)
                                                          -----------            -----------
          Total shareholders' investment                      437,187                449,646
                                                          -----------            -----------
                                                          $ 1,300,685            $ 1,349,033
                                                          ===========            ===========







 The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)

                                   (Unaudited)

                                                          Three Months Ended
                                                  September 29,         September 30,
                                                      2002                  2001
                                                  -------------         -------------
NET SALES                                           $ 238,218             $ 219,629
COST OF GOODS SOLD                                    198,804               199,807
                                                    ---------             ---------
     Gross profit on sales                             39,414                19,822

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              38,376                36,524
                                                    ---------             ---------
     Income (Loss) from operations                      1,038               (16,702)

INTEREST EXPENSE                                      (10,089)              (10,422)

OTHER INCOME (EXPENSE), net                            (1,596)                  315
                                                    ---------             ---------
     Loss before credit for income taxes              (10,647)              (26,809)

CREDIT FOR INCOME TAXES                                (3,620)               (9,385)
                                                    ---------             ---------
NET LOSS                                            $  (7,027)            $ (17,424)
                                                    =========             =========
LOSS PER SHARE DATA -
     Average shares outstanding                        21,643                21,600
                                                    =========             =========
     Basic loss per share                           $   (0.32)            $   (0.81)
                                                    =========             =========
     Diluted average shares outstanding                21,643                21,600
                                                    =========             =========
     Diluted loss per share                         $   (0.32)            $   (0.81)
                                                    =========             =========
CASH DIVIDENDS PER SHARE                            $    0.32             $    0.31
                                                    =========             =========





The accompanying notes are an integral part of these statements

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                      Three Months Ended
                                                                               September 29,       September 30,
                                                                                    2002                2001
                                                                               --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                      $  (7,027)          $ (17,424)
   Adjustments to reconcile net loss to net cash used in
    operating activities -
     Depreciation and amortization                                                  16,051              15,023
     Equity earnings of unconsolidated affiliates                                     (760)               (645)
     Loss on disposition of plant and equipment                                      2,174                 702
     Provision for deferred income taxes                                             4,223               3,534
   Change in operating assets and liabilities -
    (Increase) decrease in accounts receivable                                      37,568             (11,101)
    Increase in inventories                                                        (74,425)            (24,205)
    (Increase) decrease in prepaid expenses and other current assets                 1,568                (734)
    Decrease in accounts payable and accrued liabilities                           (42,235)             (5,127)
    Increase in prepaid pension, net                                                (3,088)             (6,986)
    Other, net                                                                      (1,224)               (637)
                                                                                 ---------           ---------
                  Net cash used in operating activities                            (67,175)            (47,600)
                                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to plant and equipment                                                 (8,812)            (18,155)
   Proceeds received on disposition of plant and equipment                              90                 287
                                                                                 ---------           ---------
                 Net cash used in investing activities                              (8,722)            (17,868)
                                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on loans and notes payable                           (2,156)                136
   Issuance cost of long-term debt                                                       -                (240)
   Proceeds from exercise of stock options                                               -                  52
                                                                                 ---------           ---------
                Net cash used in financing activities                               (2,156)                (52)
                                                                                 ---------           ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
   CHANGES ON CASH AND CASH EQUIVALENTS                                               (133)              1,377
                                                                                 ---------           ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (78,186)            (64,143)

CASH AND CASH EQUIVALENTS, beginning                                               215,945              88,743
                                                                                 ---------           ---------

CASH AND CASH EQUIVALENTS, ending                                                $ 137,759           $  24,600
                                                                                 =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Interest paid                                                                 $  15,985           $  12,443
                                                                                 =========           =========
   Income taxes paid                                                             $   4,188           $     186
                                                                                 =========           =========



 The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

General Information

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. However, in the opinion of Briggs & Stratton Corporation, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

Comprehensive Loss

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


                                                             Three Months Ended
                                                     September 29,          September 30,
                                                         2002                   2001
                                                     -------------          --------------
Net loss                                               $ (7,027)               $(17,424)
Unrealized loss on marketable securities                    (42)                   (190)
Foreign currency translation adjustments                    (49)                  1,514
Unrealized gain (loss) on derivative instruments          1,553                  (1,465)
                                                       --------                --------
   Total comprehensive loss                            $ (5,565)               $(17,565)
                                                       ========                ========

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):



                                                    September 29,             June 30,
                                                        2002                    2002
                                                    -------------            -----------
Unrealized loss on marketable securities              $  (943)                 $  (901)
Foreign currency translation adjustments               (2,687)                  (2,638)
Unrealized loss on derivative instruments              (1,534)                  (3,087)
                                                      -------                  -------
   Accumulated other comprehensive loss               $(5,164)                 $(6,626)
                                                      =======                  =======



Derivatives

         Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Any changes in fair value of these instruments are recorded in the income statement or other comprehensive loss.

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


Segment and Geographic Information

         In accordance with Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information", Briggs & Stratton has concluded that it operates in two reportable business segments, engines and power products which are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):




                                                            Three Months Ended
                                                     September 29,         September 30,
                                                         2002                  2001
                                                    --------------        ---------------
NET SALES:
   Engines                                            $ 197,098              $ 177,992
   Power Products                                        53,190                 53,796
   Inter-Segment Eliminations                           (12,070)               (12,159)
                                                      ---------              ---------
     Total*                                           $ 238,218              $ 219,629
                                                      =========              =========

* International Sales (included in above)
   Engines                                            $  57,349              $  51,802
   Power Products                                         3,944                  2,649
                                                      ---------              ---------
     Total                                            $  61,293              $  54,451
                                                      =========              =========

GROSS PROFIT ON SALES:
   Engines                                            $  33,457              $  13,621
   Power Products                                         6,245                  6,718
   Inter-Segment Eliminations                              (288)                  (517)
                                                      ---------              ---------
     Total                                            $  39,414              $  19,822
                                                      =========              =========

INCOME (LOSS) FROM OPERATIONS
   Engines                                            $    (455)             $ (17,985)
   Power Products                                         1,781                  1,800
   Inter-Segment Eliminations                              (288)                  (517)
                                                      ---------              ---------
     Total                                            $   1,038              $ (16,702)
                                                      =========              =========




Long-Lived Assets

         On July 1, 2002, Briggs & Stratton adopted Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of Financial Accounting Standard No. 144 did not have any impact on Briggs & Stratton's consolidated financial statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Future Accounting Pronouncement

         In June 2002, the Financial Accounting Standards Board issued Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". Financial Accounting Standard No. 146 nullifies Emerging Issues Task Force Issue No. 94.3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Financial Accounting Standard No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Briggs & Stratton does not expect that the adoption of this statement will have a material impact on its results of operations or financial position.

Critical Accounting Policies

         There have been no material changes in Briggs & Stratton's critical accounting policies since the September 17, 2002 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Financial Information of Subsidiary Guarantor of Indebtedness

         Under the terms of Briggs & Stratton's 7.25% senior notes, 8.875% senior notes and 5.00% convertible senior notes and our revolving credit agreement, (collectively, the Domestic Indebtedness), Generac Portable Products, LLC, (GPP) became a joint and several guarantor of the Domestic Indebtedness. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Each guarantee of the Domestic Indebtedness is the obligation of the guarantor and ranks equally and ratably with the existing and future senior unsecured obligations of that guarantor; accordingly, GPP has provided a full and unconditional guarantee of the Domestic Indebtedness. The following condensed supplemental consolidating financial information reflects the operations of GPP for the three months ended, September 29, 2002 and September 30, 2001 (in thousands of dollars):

                                  BALANCE SHEET
                            As of September 29, 2002


                                 Briggs & Stratton     Guarantor        Non-Guarantor
                                   Corporation        Subsidiary        Subsidiaries         Eliminations       Consolidated
                                 -----------------    -----------       -------------        ------------       ------------
Current Assets                     $   491,764        $    98,243        $    77,931         $   (41,637)        $   626,301
Investment in Subsidiaries             316,525                  -                  -            (316,525)                  -
Non Current Assets                     489,341            182,752              2,291                   -             674,384
                                   -----------        -----------        -----------         -----------         -----------
                                   $ 1,297,630        $   280,995        $    80,222         $  (358,162)        $ 1,300,685
                                   ===========        ===========        ===========         ===========         ===========

Current Liabilities                $   217,727        $     8,853        $    36,152         $   (35,733)        $   226,999
Long-Term Debt                         499,235                  -                  -                   -             499,235
Other Long-Term Obligations            136,476                788                  -                   -             137,264
Shareholders' Investment               444,192            271,354             44,070            (322,429)            437,187
                                   -----------        -----------        -----------         -----------         -----------
                                   $ 1,297,630        $   280,995        $    80,222         $  (358,162)        $ 1,300,685
                                   ===========        ===========        ===========         ===========         ===========








                               STATEMENT OF INCOME
                  For the Three Months Ended September 29, 2002

                                      Briggs & Stratton     Guarantor         Non-Guarantor
                                         Corporation        Subsidiary        Subsidiaries       Eliminations       Consolidated
                                      -----------------     ----------        -------------      ------------       ------------
Net Sales                                 $ 187,611          $  52,605          $  23,676          $ (25,674)         $ 238,218
Cost of Goods Sold                          159,548             46,671             17,509            (24,924)           198,804
                                          ---------          ---------          ---------          ---------          ---------
   Gross Profit                              28,063              5,934              6,167               (750)            39,414
Engineering, Selling, General and
   Administrative Expenses                   30,172              4,464              3,740                  -             38,376
                                          ---------          ---------          ---------          ---------          ---------
   Income (Loss) from Operations             (2,109)             1,470              2,427               (750)             1,038
Interest Expense                             (9,882)                (4)              (203)                 -            (10,089)
Other (Expense) Income, Net                     378                109                 93             (2,176)            (1,596)
                                          ---------          ---------          ---------          ---------          ---------
   Income (Loss) Before Provision
    (Credit) for Income Taxes               (11,613)             1,575              2,317             (2,926)           (10,647)
Provision (Credit) for Income
   Taxes                                     (4,586)               555                411                  -             (3,620)
                                          ---------          ---------          ---------          ---------          ---------
Net Income (Loss)                         $  (7,027)         $   1,020          $   1,906          $  (2,926)         $  (7,027)
                                          =========          =========          =========          =========          =========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                  For the Three Months Ended September 29, 2002


                                         Briggs & Stratton    Guarantor      Non-Guarantor
                                            Corporation       Subsidiary      Subsidiaries     Eliminations     Consolidated
                                         -----------------   ------------    -------------     ------------     ------------
Cash Flows from Operating Activities:
   Net Income (Loss)                         $  (7,027)       $   1,020        $   1,906        $  (2,926)       $  (7,027)
   Adjustments to Reconcile Net
     Income (Loss) to Net Cash
     Used in Operating Activities:
   Depreciation and Amortization                15,326              595              130                -           16,051
   Equity Earnings of Unconsolidated
     Affiliates                                 (2,936)               -                -            2,176             (760)
   (Gain) Loss on Disposition of Plant
     and Equipment                               2,191                -              (17)               -            2,174
   Provision for Deferred Taxes                  1,653            2,570                -                -            4,223
   Change in Operating Assets and
     Liabilities:
   (Increase) Decrease in Receivables           28,187            7,696           (2,182)           3,867           37,568
   (Increase) Decrease in Inventories          (77,817)           3,386             (744)             750          (74,425)
   (Increase) Decrease in Other
     Current Assets                              1,962             (366)             (28)               -            1,568
   Increase (Decrease) in Accounts
    Payable and Accrued Liabilities            (38,228)          (8,121)           7,981           (3,867)         (42,235)
   (Increase) Decrease in Prepaid
     Pension, Net                               (3,226)             138                -                -           (3,088)
   Other, Net                                   (1,224)               -                -                -           (1,224)
                                             ---------        ---------        ---------        ---------        ---------
Net Cash (Used in) Provided by
   Operating Activities                        (81,139)           6,918            7,046                -          (67,175)
                                             ---------        ---------        ---------        ---------        ---------

Cash Flows from Investing Activities:
   Additions to Plant and Equipment             (8,154)            (580)             (78)               -           (8,812)
   Proceeds Received on Disposition
     of Plant and Equipment                         64                -               26                -               90
   Other, Net                                     (200)               -              200                -                -
                                             ---------        ---------        ---------        ---------        ---------
Net Cash (Used in) Provided by
   Investing Activities                         (8,290)            (580)             148                -           (8,722)
                                             ---------        ---------        ---------        ---------        ---------

Cash Flows from Financing Activities:
   Net Borrowings (Repayments) on
     Loans and Notes Payable                     6,093           (6,093)          (2,156)               -           (2,156)
   Issuance Cost of Long-Term Debt                   -                -                -                -                -
   Proceeds from Exercise of
     Stock Options                                   -                -                -                -                -
                                             ---------        ---------        ---------        ---------        ---------
Net Cash (Used in) Provided by in
 Financing Activities                            6,093           (6,093)          (2,156)               -           (2,156)
                                             ---------        ---------        ---------        ---------        ---------
Effect of Exchange Rate Changes                      -              317             (450)               -             (133)
                                             ---------        ---------        ---------        ---------        ---------

Net (Decrease) Increase in Cash and
   Cash Equivalents                            (83,336)             562            4,588                -          (78,186)
Cash and Cash Equivalents, Beginning           211,610              953            3,382                -          215,945
                                             ---------        ---------        ---------        ---------        ---------
Cash and Cash Equivalents, Ending            $ 128,274        $   1,515        $   7,970        $       -        $ 137,759
                                             =========        =========        =========        =========        =========


                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                  BALANCE SHEET
                               As of June 30, 2002


                                Briggs & Stratton     Guarantor         Non-Guarantor
                                   Corporation        Subsidiary         Subsidiaries        Eliminations        Consolidated
                                -----------------   ---------------     -------------        ------------        ------------
Current Assets                     $   527,111        $    96,534         $    70,387         $   (24,088)        $   669,944
Investment in Subsidiaries             312,679                  -                   -            (312,679)                  -
Non Current Assets                     494,052            182,665               2,372                   -             679,089
                                   -----------        -----------         -----------         -----------         -----------
                                   $ 1,333,842        $   279,199         $    72,759         $  (336,767)        $ 1,349,033
                                   ===========        ===========         ===========         ===========         ===========

Current Liabilities                $   244,497        $    10,133         $    30,327         $   (18,934)        $   266,023
Long-Term Debt                         499,022                  -                   -                   -             499,022
Other Long-Term Obligations            135,192               (850)                  -                   -             134,342
Shareholders' Investment               455,131            269,916              42,432            (317,833)            449,646
                                   -----------        -----------         -----------         -----------         -----------
                                   $ 1,333,842        $   279,199         $    72,759         $  (336,767)        $ 1,349,033
                                   ===========        ===========         ===========         ===========         ===========







                               STATEMENT OF INCOME
                  For the Three Months Ended September 30, 2001



                                        Briggs & Stratton    Guarantor        Non-Guarantor
                                           Corporation       Subsidiary       Subsidiaries       Eliminations      Consolidated
                                        -----------------   ------------      -------------      ------------      ------------
Net Sales                                   $ 170,238         $  54,028         $  18,576         $ (23,213)        $ 219,629
Cost of Goods Sold                            160,260            47,468            14,637           (22,558)          199,807
                                            ---------         ---------         ---------         ---------         ---------
  Gross Profit                                  9,978             6,560             3,939              (655)           19,822
Engineering, Selling, General and
  Administrative Expenses                      28,436             4,918             3,170                 -            36,524
                                            ---------         ---------         ---------         ---------         ---------
  Income (Loss) from Operations               (18,458)            1,642               769              (655)          (16,702)
Interest Expense                              (10,208)              (24)             (240)               50           (10,422)
Other (Expense) Income, Net                       997               (13)              308              (977)              315
                                            ---------         ---------         ---------         ---------         ---------
  Income (Loss) Before Provision
   (Credit) for Income Taxes                  (27,669)            1,605               837            (1,582)          (26,809)
Provision (Credit) for Income
  Taxes                                       (10,245)              557               303                 -            (9,385)
                                            ---------         ---------         ---------         ---------         ---------
Net Income (Loss)                           $ (17,424)        $   1,048         $     534         $  (1,582)        $ (17,424)
                                            =========         =========         =========         =========         =========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                  For the Three Months Ended September 30, 2001


                                           Briggs & Stratton    Guarantor      Non-Guarantor
                                             Corporation       Subsidiary     Subsidiaries    Eliminations    Consolidated
                                           -----------------   ------------    -------------   ------------    ------------
Cash Flows from Operating Activities:
   Net Income (Loss)                          $(18,352)         $  1,048        $    534        $   (654)       $(17,424)
   Adjustments to Reconcile Net
    Income (Loss) to Net Cash
    Used in Operating Activities:
   Depreciation and Amortization                14,251               610             162               -          15,023
   Equity (Earnings) Loss of
    Unconsolidated Affiliates                     (945)                -             300               -            (645)
   (Gain) Loss on Disposition of Plant
    and Equipment                                  709                 -              (7)              -             702
   Provision for Deferred Taxes                  2,734               800               -               -           3,534
   Change in Operating Assets and
    Liabilities:
   (Increase) Decrease in Receivables          (13,174)            2,231          (1,539)          1,381         (11,101)
   Increase in Inventories                     (22,430)           (2,182)           (435)            842         (24,205)
   (Increase) Decrease in Other
     Current Assets                                408              (742)           (400)              -            (734)
   Increase (Decrease) in Accounts
     Payable and Accrued Liabilities              (941)           (3,060)            443          (1,569)         (5,127)
   Increase in Prepaid Pension, Net             (6,986)                -               -               -          (6,986)
   Other, Net                                     (810)              173               -               -            (637)
Net Cash Used in Operating
   Activities                                  (45,536)           (1,122)           (942)              -         (47,600)
                                              --------          --------        --------        --------        --------

Cash Flows from Investing Activities:
   Additions to Plant and Equipment            (17,615)             (396)           (144)              -         (18,155)
   Proceeds Received on Disposition
     of Plant and Equipment                        279                 -               8               -             287
                                              --------          --------        --------        --------        --------
Net Cash Used in Investing Activities          (17,336)             (396)           (136)              -         (17,868)
                                              --------          --------        --------        --------        --------

Cash Flows from Financing Activities:
   Net Borrowings (Repayments) on
    Loans and Notes Payable                     (1,751)            1,751             136               -             136
   Issuance Cost of Long-Term Debt                (240)                -               -               -            (240)
   Proceeds from Exercise of Stock
    Options                                         52                 -               -               -              52
                                              --------          --------        --------        --------        --------
Net Cash (Used in) Provided
   by Financing Activities                      (1,939)            1,751             136               -             (52)
                                              --------          --------        --------        --------        --------
Effect of Exchange Rate Changes                      -               492             885               -           1,377
                                              --------          --------        --------        --------        --------

Net (Decrease) Increase in Cash and
   Cash Equivalents                            (64,811)              725             (57)              -         (64,143)
Cash and Cash Equivalents, Beginning            85,282               683           2,778               -          88,743
                                              --------          --------        --------        --------        --------
Cash and Cash Equivalents, Ending             $ 20,471          $  1,408        $  2,721         $     -        $ 24,600
                                              ========          ========        ========        ========        ========

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of Briggs & Stratton's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:


                              RESULTS OF OPERATIONS

SALES

         Net sales for the first quarter of fiscal 2003 totaled $238 million, an increase of $19 million or 8% when compared to the same period of the preceding year. This increase is primarily attributable to an 8% increase in engine unit sales in the Engine Segment of the business. The increased engine shipments resulted from a combination of summer retail demand for powered product and lower inventories at retailers this year versus a year ago. Net sales in our Power Products Segment were approximately $53 million in the first quarter of fiscal 2003 and 2002. The impact of tropical storm activity in late September did not significantly affect the sales of generator power product in the current quarter.


GROSS PROFIT MARGIN

         The gross profit margin increased to 17% in the current first quarter from 9% in the preceding year attributable to a 56% increase in production in the Engine Segment of the business. The increased production significantly improved absorption of fixed costs at our engine production facilities. Engine production levels in the first quarter of this year were more in line with our historical experience. We lowered production levels last year to bring down engine inventories. The gross profit margin on power products was approximately 12% in the first quarter of 2002 and 2003.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Engineering, selling, general and administrative expenses increased approximately $2 million between years. This increase is attributable to a reduction in pension income of approximately $1 million and planned advertising expense increases of approximately $1 million.


INTEREST EXPENSE

         Interest expense was $10 million in the first quarter of fiscal 2003 and 2002. There have been no significant changes in our level of debt between years.


PROVISION FOR INCOME TAXES

         The effective tax rate used in the current fiscal quarter was 34%. This is management's estimate of what the rate will be for the entire 2003 fiscal year. The rate for the first quarter of fiscal 2002 was 35%, and 34% for the full 2002 fiscal year.

                         LIQUIDITY AND CAPITAL RESOURCES

         Cash flows used in operating activities for the first quarter of fiscal 2003 were $60 million, an increase of $19 million from fiscal 2002. This reflects a reduced net loss of $10 million offset by increased working capital requirements. The increase in working capital requirements was driven by increased inventory levels and a reduction in accounts payable and accrued liabilities. The increase was partially offset by lower receivable balances between fiscal years, attributable to timing.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



         In the first quarter of fiscal 2003, we used $9 million in investing activities, compared to $18 million in fiscal 2002. Additions to plant and equipment comprise substantially all of the investing activity in both years. Lower spending in the first quarter of the current year is attributable to the timing of capital projects.

         Net cash used in financing activities was $9 million in fiscal 2003 and $7 million in fiscal 2002. The increase is attributable entirely to a reduction in short-term working capital borrowings of $2 million at our foreign subsidiaries.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We have remaining authorization to buy up to 1.8 million shares of our stock in open market or private transactions under the June 2000 Board of Directors' authorization to repurchase up to 2.0 million shares. We did not purchase any shares in the first quarter of fiscal 2003 and do not anticipate repurchasing any shares in fiscal 2003.

         Management expects cash outflows for capital expenditures to total approximately $55-$60 million in fiscal 2003. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash and short-term borrowings.

         We currently intend to increase future cash dividends per share at a rate approximating the inflation rate, subject to the discretion of our Board of Directors and the requirements of applicable law and debt covenants.

         In October 2002, we began managing our debt portfolio using interest rate swaps to achieve a desired mix of fixed and floating rates. We currently have interest rate swaps relating to our 8.875% senior notes (approximately $270 million) due in 2011. The swaps convert $50 million of notional amounts from a fixed rate to a floating rate, (libor-set-in-arrears) and mature in 2011.

         Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "objective", "plan", "seek", "think", "will", and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, our ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since the September 17, 2002, filing of the Company's Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

         We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Based on their evaluation, as of a date within 90 days of the filing date of the Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders on October 16, 2002, director nominees named below were elected to a three-year term expiring in 2005 by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee                             For                  Withheld
---------------                             ---                  --------
Jay H. Baker                             19,935,942               115,950
Michael E. Batten                        19,930,138               121,754
Brian C. Walker                          19,938,224               113,668

Directors whose terms of office continue past the Annual Meeting of Shareholders are: Robert J. O'Toole; John S. Shiely; Charles I. Story; David L. Burner; Eunice M. Filter and Frederick P. Stratton, Jr.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         Exhibit
         Number     Description

           11      Computation of Loss Per Share of Common Stock*

           12      Computation of Ratio of Earnings to Fixed Charges*

           99.1    Certification of Principal Executive Officer Pursuant to
                   Section 906 of Sarbanes-Oxley Act of 2002*

           99.2    Certification of Principal Financial Officer Pursuant to
                   Section 906 of Sarbanes-Oxley Act of 2002*


         *Filed herewith

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(b)      Reports on Form 8-K.

         On September 17, 2002, Briggs & Stratton filed a report on Form 8-K, dated September 17, 2002, to file as exhibits the statements under oath of the Principal Executive Officer and Principal Financial Officer regarding facts and circumstances relating to exchange act filings.



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


                                BRIGGS & STRATTON CORPORATION
                                -----------------------------
                                        (Registrant)


Date:  November 12, 2002        /s/ James E. Brenn
                                ------------------
                                James E. Brenn
                                Senior Vice President and Chief Financial
                                Officer and Duly Authorized Officer

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

                       CEO/CFO CERTIFICATIONS PURSUANT TO
                    SECTION 302 OF SARBANES-OXLEY ACT OF 2002

Certification of Principal Executive Officer

I, John S. Shiely, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Briggs & Stratton Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of its board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002           /s/ John S. Shiely
                                   ---------------------------------------------
                                   John S. Shiely, President and Chief Executive
                                   Officer - Principal Executive Officer

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

                       CEO/CFO CERTIFICATIONS PURSUANT TO
                    SECTION 302 OF SARBANES-OXLEY ACT OF 2002

Certification of Principal Financial Officer

I, James E. Brenn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Briggs & Stratton Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of its board of directors (or persons performing the equivalent functions):

         (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

         (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002         /s/ James E. Brenn
                                 -----------------------------------------------
                                 James E. Brenn, Senior Vice President and Chief
                                 Financial Officer - Principal Financial Officer
                                 and Chief Accounting Officer

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX




         Exhibit
         Number    Description
         -------   -----------

           11      Computation of Earnings Per Share of Common Stock*

           12      Computation of Ratio of Earnings to Fixed Charges*

           99.1    Certification of Principal Executive Officer Pursuant to
                   Section 906 of Sarbanes-Oxley Act of 2002*

           99.2    Certification of Principal Financial Officer Pursuant to
                   Section 906 of Sarbanes-Oxley Act of 2002*


           *Filed herewith