Form 10-K/A
period 2002-06-30
BRIGGS & STRATTON CORP
filed 2002-11-18
CIK 14195

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

Number of Shares of Common Stock Outstanding at August 22, 2002: 21,645,984.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                           Part of Form 10-K Into Which Portions
              Document                         of Document are Incorporated
              --------                     -------------------------------------
  Proxy Statement for Annual Meeting
        on October 16, 2002                               Part III
The Exhibit Index is located on page 42.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                        2002 Annual Report on Form 10-K/A
                                 Amendment No. 1

         This amendment is being filed to correct certain typographical errors found in the edgarized version of the original 10-K. The Company does not believe that these typographical errors caused our original disclosures to be misleading or materially incorrect. More specifically, this amendment corrects the following typographical errors.

                                                                                                     As
                                                                                                 Previously      Correct
                                                                                                  Reported        Amount
                                                                                                 -----------   -----------
                ITEM 6.

                Selected Financial Data - Fiscal Year 1998, "Gross Profit on Sales"                 254,356       254,358

                ITEM 8.

                Consolidated Balance Sheets - Fiscal 2002, "Plant & Equipment-Buildings"            153,049       153,043

                Consolidated Statements of Earnings - Fiscal 2002, "Income from
                   Operations"                                                                      116,358       118,358


                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                Note 2 - Fiscal 1999 - Fiscal year change, "Accumulated Other
                   Comprehensive Loss"                                                               (2,189)       (2,199)

                Note 4 - Fiscal 2000, "Current" total                                                76,608        78,608

                Note 4 - Fiscal 2002, "Future Income Tax Benefits - Payroll Related                   4,890         4,880
                   Accruals"

                Note 5 - Fiscal 2002, "Income from Operations" total                                118,356       118,358

                Note 5 - Fiscal 2001, "Income from Operations" total                                 99,108        99,106

                Note 5 - Fiscal 2001, geographic sales table - "United States"                    1,226,035     1,226,034

                Note 5 - Fiscal 2001, geographic sales table - "Total"                            1,310,179     1,310,173

                Note 5 - Fiscal 2002, - major customer sales table "Customer A - Sales"             229,785       299,785

                Note 5 - Fiscal 2002, - major customer sales table "Total - Sales"                  720,754       720,574

                Note 7 - Fiscal 2002, "Income from Investments"                                      70,071         7,071


         While these corrections have no impact on the reported earnings and per-share information, the Company wishes to correct the information for future reference.

ITEM 6. SELECTED FINANCIAL DATA


Fiscal Year                                       2002         2001         2000         1999        1998
-----------                                       ----         ----         ----         ----        ----
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS(1)
 NET SALES(2) ............................     $1,529,372   $1,310,173   $1,591,236   $1,502,522   $1,329,141
 GROSS PROFIT ON SALES(2) ................        272,033      236,790      338,126      303,913      254,358
 PROVISION FOR INCOME TAXES ..............         27,390       23,860       80,150       63,670       42,500
 NET INCOME(3) ...........................         53,120       48,013      136,473      106,101       70,645
 PER SHARE OF COMMON STOCK:
   Basic Earnings ........................           2.46         2.22         5.99         4.55         2.86
   Diluted Earnings ......................           2.36         2.21         5.97         4.52         2.85
   Cash Dividends ........................           1.26         1.24         1.20         1.16         1.12
   Shareholders' Investment ..............     $    20.78   $    19.57   $    18.83   $    15.77   $    13.28
 WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING (in 000's) ....         21,615       21,598       22,788       23,344       24,666
 DILUTED NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING (in 000's) ....         24,452       21,966       22,842       23,459       24,775

OTHER DATA(1)
 SHAREHOLDERS' INVESTMENT ................     $  449,646   $  422,752   $  409,465   $  365,910   $  316,488
 LONG-TERM DEBT ..........................        499,022      508,134       98,512      113,307      128,102
 TOTAL ASSETS ............................      1,349,033    1,296,195      930,245      875,885      793,409
 PLANT AND EQUIPMENT .....................        879,635      890,191      838,655      859,848      812,428
 PLANT AND EQUIPMENT, NET OF RESERVES.....        395,215      416,361      395,580      404,454      391,927
 PROVISION FOR DEPRECIATION ..............         61,091       56,117       51,097       49,346       47,511
 EXPENDITURES FOR PLANT AND EQUIPMENT.....         43,928       61,322       71,441       65,998       45,893
 WORKING CAPITAL .........................     $  403,921   $  371,248   $  158,516   $  160,350   $  149,846
   Current Ratio .........................       2.5 to 1     2.5 to 1     1.5 to 1     1.6 to 1     1.7 to 1
 NUMBER OF EMPLOYEES AT YEAR END .........          6,971        6,974        7,233        7,994        7,265
 NUMBER OF SHAREHOLDERS AT YEAR END ......          4,686        4,129        4,385        4,628        4,911
 QUOTED MARKET PRICE:
   High ..................................     $    48.39   $    48.38   $    63.63   $    70.94   $    53.38
   Low ...................................     $    29.65   $    30.38   $    31.00   $    33.69   $    36.88


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

AS OF JUNE 30, 2002 AND JULY 1, 2001
(in thousands)

                             ASSETS                                                         2002               2001
                                                                                          ---------          ---------
CURRENT ASSETS:
              Cash and Cash Equivalents ...............................................  $  215,945         $   88,743
              Receivables, Less Reserves of $1,703 and $1,599, Respectively ...........     201,910            145,138
              Inventories-
                          Finished Products and Parts .................................     126,152            218,671
                          Work in Process .............................................      61,748             99,247
                          Raw Materials ...............................................       3,059              3,782
                                                                                         ----------         ----------
                                      Total Inventories ...............................     190,959            321,700
              Future Income Tax Benefits ..............................................      41,383             38,434
              Prepaid Expenses and Other Current Assets ...............................      19,747             19,415
                                                                                         ----------         ----------
                                      Total Current Assets ............................     669,944            613,430
GOODWILL, Net .........................................................................     161,030            166,659
INVESTMENTS ...........................................................................      46,889             46,071
PREPAID PENSION .......................................................................      60,343             36,275
DEFERRED LOAN COSTS, Net ..............................................................       9,304             10,429
OTHER LONG-TERM ASSETS, Net ...........................................................       6,308              6,970
PLANT AND EQUIPMENT:
              Land and Land Improvements...............................................      16,356             16,308
              Buildings ...............................................................     153,043            150,396
              Machinery and Equipment .................................................     691,334            694,416
              Construction in Progress ................................................      18,902             29,071
                                                                                         ----------         ----------
                                                                                            879,635            890,191

              Less- Accumulated Depreciation ..........................................     484,420            473,830
                                                                                         ----------         ----------
                                      Total Plant and Equipment, Net ..................     395,215            416,361
                                                                                         ----------         ----------
                                                                                         $1,349,033         $1,296,195
                                                                                         ==========         ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

--------------------------------------------------------------------------------
AS OF JUNE 30, 2002 AND JULY 1, 2001
(in thousands, except per share data)

                                                                                            2002                  2001
                                                                                            ----                  ----

                             LIABILITIES AND SHAREHOLDERS' INVESTMENT

CURRENT LIABILITIES:
              Accounts Payable ........................................................  $  103,648           $  102,559
              Domestic Notes Payable ..................................................       2,625                3,300
              Foreign Loans ...........................................................      15,270               16,291
              Accrued Liabilities-

                          Wages and Salaries ..........................................      28,408               21,084
                          Warranty ....................................................      46,346               47,480
                          Other .......................................................      56,828               47,161
                                                                                         ----------           ----------
                                      Total Accrued Liabilities .......................     131,582              115,725
              Federal and State Income Taxes ..........................................      12,898                4,307
                                                                                         ----------           ----------
                                      Total Current Liabilities .......................     266,023              242,182
DEFERRED REVENUE ON SALE OF PLANT AND EQUIPMENT .......................................      15,364               15,536
DEFERRED INCOME TAX LIABILITY .........................................................      27,405               18,351
ACCRUED PENSION COST ..................................................................      15,750               14,494
ACCRUED EMPLOYEE BENEFITS .............................................................      13,070               12,979
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION .........................................      62,753               61,767
LONG-TERM DEBT ........................................................................     499,022              508,134
COMMITMENTS AND CONTINGENCIES..........................................................
SHAREHOLDERS' INVESTMENT:
              Common Stock-
                          Authorized 60,000 Shares $.01 Par Value,
                                      Issued 28,927 in 2002 and 2001 ..................         289                  289
              Additional Paid-In Capital ..............................................      35,459               36,043
              Retained Earnings .......................................................     769,131              743,230
              Accumulated Other Comprehensive Loss ....................................      (6,626)              (6,182)
              Unearned Compensation on Restricted Stock ...............................        (199)                (305)
              Treasury Stock at cost,
                          7,288 Shares in 2002 and 7,328 Shares in 2001 ...............    (348,408)            (350,323)
                                                                                         ----------           ----------
                                      Total Shareholders' Investment ..................     449,646              422,752
                                                                                         ----------           ----------
                                                                                         $1,349,033           $1,296,195
                                                                                         ==========           ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------

FOR THE FISCAL YEARS ENDED JUNE 30, 2002, JULY 1, 2001 AND JULY 2, 2000 (in thousands, except per share data)

                                                                     2002                  2001                     2000
                                                                     ----                  ----                     ----
NET SALES ..................................................   $ 1,529,372             $ 1,310,173             $ 1,591,236

COST OF GOODS SOLD .........................................     1,257,339               1,073,383               1,253,110
                                                               -----------             -----------             -----------
      Gross Profit on Sales ................................       272,033                 236,790                 338,126

ENGINEERING, SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES ..................................       153,675                 137,684                 132,897
                                                               -----------             -----------             -----------
      Income from Operations ...............................       118,358                  99,106                 205,229

INTEREST EXPENSE ...........................................       (44,433)                (30,665)                (21,267)

GAIN ON DISPOSITION OF FOUNDRY ASSETS ......................          --                      --                    16,545
OTHER INCOME, Net ..........................................         6,585                   3,432                  16,116
                                                               -----------             -----------             -----------

      Income Before Provision for Income Taxes .............        80,510                  71,873                 216,623

PROVISION FOR INCOME TAXES .................................        27,390                  23,860                  80,150
                                                               -----------             -----------             -----------

NET INCOME .................................................   $    53,120             $    48,013             $   136,473
                                                               ===========             ===========             ===========
      Weighted Average Shares Outstanding ..................        21,615                  21,598                  22,788

BASIC EARNINGS PER SHARE ...................................   $      2.46             $      2.22             $      5.99
                                                               ===========             ===========             ===========
      Diluted Average Shares Outstanding ...................        24,452                  21,966                  22,842

DILUTED EARNINGS PER SHARE .................................   $      2.36             $      2.21             $      5.97
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

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------------------------

FOR THE FISCAL YEARS ENDED JUNE 30, 2002, JULY 1, 2001 AND JULY 2, 2000 (in thousands, except per share data)


                                                                                 Accumulated     Unearned
                                                        Additional                 Other Com-   Compensation
                                              Common     Paid-In      Retained    prehensive   on Restricted  Treasury Comprehensive
                                               Stock     Capital      Earnings        Loss          Stock       Stock      Income
                                             --------   --------     ---------    -----------     --------     -------    --------

BALANCES, JUNE 27, 1999 ..................   $   289   $  37,657    $ 612,807    $  (1,732)   $    (235)    $(282,876)
Comprehensive Income -
 Net Income ..............................        --          --      136,473           --           --            --    $ 136,473
 Foreign Currency Translation
   Adjustments ...........................        --          --           --       (1,816)          --            --       (1,816)
 Unrealized Loss on Marketable
   Securities, net of tax of $(247) ......        --          --           --         (383)          --            --         (383)
                                                                                                                         ---------
 Total Comprehensive Income ..............        --          --           --           --           --            --    $ 134,274
                                                                                                                         =========
Cash Dividends Paid
 ($1.20 per share) .......................        --          --      (27,300)          --           --            --
Purchase of Common Stock
 for Treasury ............................        --          --           --           --           --       (69,083)
Exercise of Stock Options ................        --      (1,194)          --           --           --         6,755
Restricted Stock Issued ..................        --          10           --           --          (60)           50
Amortization of Unearned
 Compensation ............................        --          --           --           --           69            --
Shares Issued to Directors ...............        --           5           --           --           --            29
                                             --------------------------------------------------------------------------
BALANCES, JULY 2, 2000 ...................   $   289   $  36,478    $ 721,980    $  (3,931)   $    (226)   $ (345,125)
Comprehensive Income -
 Net Income ..............................        --          --       48,013           --           --            --    $  48,013
 Foreign Currency Translation
  Adjustments ............................        --          --           --       (2,530)          --            --       (2,530)
 Unrealized Loss on Marketable
  Securities, net of tax of $(607) .......        --          --           --         (947)          --            --         (947)
 Unrealized Gain on Derivatives ..........        --          --           --        1,226           --            --        1,226
                                                                                                                         ---------
 Total Comprehensive Income ..............        --          --           --           --           --            --    $  45,762
                                                                                                                         =========
Cash Dividends Paid
 ($1.24 per share) .......................        --          --      (26,763)          --           --            --
Purchase of Common Stock
 for Treasury ............................        --          --           --           --           --        (6,118)
Exercise of Stock Options ................        --        (368)          --           --           --           643
Restricted Stock Issued ..................        --         (58)          --           --         (181)          239
Amortization of Unearned
 Compensation ............................        --          --           --           --          102            --
Shares Issued to Directors ...............        --          (9)          --           --           --            38
                                             --------------------------------------------------------------------------
BALANCES, JULY 1, 2001 ...................   $   289   $  36,043    $ 743,230    $  (6,182)   $    (305)    $(350,323)
COMPREHENSIVE INCOME -
 NET INCOME ..............................        --          --       53,120           --           --            --    $  53,120
 FOREIGN CURRENCY TRANSLATION
  ADJUSTMENTS ............................        --          --           --        4,017           --            --        4,017
 UNREALIZED LOSS ON MARKETABLE
  SECURITIES, NET OF TAX OF $(95) ........        --          --           --         (148)          --            --         (148)
 UNREALIZED LOSS ON DERIVATIVES ..........        --          --           --       (4,313)          --            --       (4,313)
                                                                                                                         ---------
 TOTAL COMPREHENSIVE INCOME ..............        --          --           --           --           --            --    $  52,676
                                                                                                                         =========
CASH DIVIDENDS PAID
 ($1.26 PER SHARE) .......................        --          --      (27,219)          --           --            --
EXERCISE OF STOCK OPTIONS ................        --        (576)          --           --           --         1,877
AMORTIZATION OF UNEARNED
 COMPENSATION ............................        --          --           --           --          106            --
SHARES ISSUED TO DIRECTORS ...............        --          (8)          --           --           --            38
                                             --------------------------------------------------------------------------
BALANCES, JUNE 30, 2002 ..................   $   289   $    35,459  $ 769,131    $  (6,626)   $    (199)    $(348,408)
                                             ==========================================================================






       The accompanying notes to consolidated financial statements are an integral part of these statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
FOR THE FISCAL YEARS ENDED JUNE 30, 2002, JULY 1, 2001 AND JULY 2, 2000
(in thousands)

                                                                 2002         2001         2000
                                                                 ----         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ...............................................   $  53,120    $  48,013    $ 136,473
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities -
   Depreciation and Amortization ..........................      65,968       59,711       53,277
   Equity in Earnings of Unconsolidated Affiliates ........      (6,181)      (5,041)     (13,333)
   (Gain) Loss on Disposition of Plant and Equipment ......       3,192        1,493      (14,167)
   Provision for Deferred Income Taxes ....................      20,286       17,973        1,542

 Change in Operating Assets and Liabilities, Net of Effects
   of Acquisition -
   (Increase) Decrease in Receivables .....................     (56,772)      34,686       51,837
   (Increase) Decrease in Inventories .....................     120,719       (7,307)    (121,685)
   Increase in Prepaid Expenses and
    Other Current Assets ..................................      (2,996)         (50)      (2,488)
   Increase (Decrease) in Accounts Payable,
    Accrued Liabilities and Income Taxes ..................      26,061      (46,740)       1,519
   Increase in Prepaid Pension ............................     (22,812)     (28,378)     (10,509)
   Other, Net .............................................        (768)      (6,392)      (4,984)
                                                              ---------    ---------    ---------
     Net Cash Provided by Operating Activities ............     199,817       67,968       77,482
                                                              ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Plant and Equipment .........................     (43,928)     (61,322)     (71,441)
 Proceeds Received on Disposition of Plant and Equipment ..         406        4,152       23,511
 Cash Paid for Acquisition, Net of Cash Acquired ..........           -     (267,174)           -
 Other, Net ...............................................       5,120        6,296        5,142
                                                              ---------    ---------    ---------
     Net Cash Used by Investing Activities ................     (38,402)    (318,048)     (42,788)
                                                              ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Borrowings (Repayments) on Loans and Notes Payable ...      (1,696)     (42,574)      44,005
 Borrowings (Repayments) on Long-Term Debt ................     (10,393)     399,415      (30,000)
 Cash Dividends Paid ......................................     (27,219)     (26,763)     (27,300)
 Purchase of Common Stock for Treasury ....................           -       (6,118)     (69,083)
 Proceeds from Exercise of Stock Options ..................       1,078          275        5,561
                                                              ---------    ---------    ---------
     Net Cash Provided by (Used by) Financing Activities...     (38,230)     324,235      (76,817)
                                                              ---------    ---------    ---------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
 CHANGES ON CASH AND CASH EQUIVALENTS .....................       4,017       (2,401)      (1,694)
                                                              ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .........................................     127,202       71,754      (43,817)
CASH AND CASH EQUIVALENTS:
 Beginning of Year ........................................      88,743       16,989       60,806
                                                              ---------    ---------    ---------
 End of Year ..............................................   $ 215,945    $  88,743    $  16,989
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Interest Paid ............................................   $  39,669    $  26,339    $  21,202
                                                              =========    =========    =========
 Income Taxes Paid ........................................   $   2,904    $   7,831    $  84,535
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

Information on earnings per share is as follows (in thousands of dollars, except per share data):

                                                                                               FISCAL YEAR ENDED
                                                                            ------------------------------------------------------
                                                                             JUNE 30, 2002       July 1, 2001        July 2, 2000
                                                                             -------------       ------------        ------------
Net income used in basic earnings per share ................................ $    53,120         $   48,013          $  136,473
Adjustment to net income to add after-tax interest expense on
convertible notes ..........................................................       4,620                576                 -
                                                                             -----------         ----------          ----------
Adjusted net income used in diluted earnings per share ..................... $    57,740         $   48,589          $  136,473
                                                                             ===========         ==========          ==========

Average shares of common stock outstanding .................................      21,615             21,598              22,788
Incremental common shares applicable to common stock options based on the
  common stock average market price during the period ......................           6                 10                  52
Incremental common shares applicable to restricted common stock based on
  the common stock average market price during the period ..................           5                  5                   2
Incremental common shares applicable to convertible notes based on the
  conversion provisions of the convertible notes ...........................       2,826                353                 -
                                                                             -----------         ----------          ----------
Diluted average common shares outstanding ..................................      24,452             21,966              22,842
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

                                Unrealized                                              Accumulated
                                Gain (Loss)     Cumulative          Unrealized             Other
                               on Marketable    Translation       Gain (Loss) on       Comprehensive
                                Securities      Adjustments         Derivatives             Loss
                                ----------      -----------         -----------             ----
Balance at June 27, 1999 ...... $     577        $ (2,309)           $     -             $ (1,732)
Fiscal year change ............      (383)         (1,816)                 -               (2,199)
                                ----------       ---------           ----------          ---------
Balance at July 2, 2000 .......       194          (4,125)                 -               (3,931)
Fiscal year change ............      (947)         (2,530)               1,226             (2,251)
                                ----------       ---------           ----------          ---------
BALANCE AT JULY 1, 2001 .......      (753)         (6,655)               1,226             (6,182)
FISCAL YEAR CHANGE ............      (148)          4,017               (4,313)              (444)
                                ----------       ---------           ----------          ---------
BALANCE AT JUNE 30, 2002 ...... $    (901)       $ (2,638)           $  (3,087)          $ (6,626)
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

The following table sets forth the unaudited pro forma information for the Company as if the acquisition of GPP had occurred on July 2, 2000 (in millions, except per share data):

                                          2001
                                          ----
Net Sales .........................   $  1,465.3
Net Income ........................   $     26.6

Basic Earnings Per Share ..........   $     1.23
Diluted Earnings Per Share ........   $     1.21

(4) INCOME TAXES:
The provision for income taxes consists of the following (in thousands of dollars):

                            2002            2001            2000
Current                     ----            ----            ----
  Federal ............    $  4,950        $  4,042        $ 66,169
  State ..............         587             594          10,425
  Foreign ............       1,567           1,251           2,014
                          --------        --------        --------
                             7,104           5,887          78,608
Deferred .............      20,286          17,973           1,542
                          --------        --------        --------
                          $ 27,390        $ 23,860        $ 80,150
                          ========        ========        ========

A reconciliation of the U.S. statutory tax rates to the effective tax rates follows:

                            2002            2001            2000
                            ----            ----            ----
U.S. statutory rate .....   35.0%           35.0%           35.0%
State taxes, net of
  Federal tax benefit ...    2.4%            2.5%            3.2%
Foreign Sales Corporation
  tax benefit ...........   (1.5%)          (3.5%)           (.5%)
Other ...................   (1.9%)           (.8%)           (.7%)
                            ----            ----            ----
Effective tax rate ......   34.0%           33.2%           37.0%
                            ====            ====            ====

The Company received a refund of Foreign Sales Corporation tax benefits in fiscal 2002 and 2001.

The components of deferred income taxes at the end of the fiscal year were (in thousands of dollars):

                                        2002            2001
                                        ----            ----
Future Income Tax Benefits:
  Inventory ......................... $  6,971        $  3,424
  Payroll related accruals ..........    4,880           3,846
  Warranty reserves .................   17,780          18,311
  Other accrued liabilities .........   15,501          10,769
  Miscellaneous .....................   (3,749)          2,084
                                      --------        --------
                                      $ 41,383        $ 38,434
                                      ========        ========

NOTES ...
--------------------------------------------------------------------------------

                                        2002            2001
                                        ----            ----
Deferred Income Taxes:
  Difference between book and
   tax methods applied to
   maintenance and supply
   inventories ...................... $  9,325        $ 10,723
  Pension cost ......................  (22,532)        (13,187)
  Accumulated depreciation ..........  (56,025)        (55,163)
  Accrued employee benefits .........   10,570          10,060
  Postretirement
   health care obligation ...........   24,474          24,089
  Deferred revenue on sale
   of plant & equipment .............    5,992           6,059
  Miscellaneous .....................      791            (932)
                                      --------        --------
                                      $(27,405)       $(18,351)
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

                                         2002            2001            2000
                                         ----            ----            ----
NET SALES -
  Engines .......................... $ 1,366,947     $ 1,289,858     $ 1,591,236
  Power Products ...................     216,006          29,587             -
  Eliminations .....................     (53,581)         (9,272)            -
                                     -----------     -----------     -----------
                                     $ 1,529,372     $ 1,310,173     $ 1,591,236
                                     ===========     ===========     ===========
INCOME FROM OPERATIONS -
  Engines .......................... $   117,104     $    99,156     $   205,229
  Power Products ...................       2,052           1,118             -
  Eliminations .....................        (798)         (1,168)            -
                                     -----------     -----------     -----------
                                     $   118,358     $    99,106     $   205,229
                                     ===========     ===========     ===========
ASSETS -
  Engines .......................... $ 1,080,259     $ 1,012,438     $   930,245
  Power Products ...................     279,199         287,058             -
  Eliminations .....................     (10,425)         (3,301)            -
                                     -----------     -----------     -----------
                                     $ 1,349,033     $ 1,296,195     $   930,245
                                     ===========     ===========     ===========
CAPITAL EXPENDITURES -
  Engines .......................... $    42,086     $    60,841     $    71,441
  Power Products ...................       1,842             481             -
                                     -----------     -----------     -----------
                                     $    43,928     $    61,322     $    71,441
                                     ===========     ===========     ===========
DEPRECIATION & AMORTIZATION -
  Engines .......................... $    63,157     $    58,362     $    53,277
  Power Products ...................       2,811           1,349             -
                                     -----------     -----------     -----------
                                     $    65,968     $    59,711     $    53,277
                                     ===========     ===========     ===========

Information regarding the Company's geographic sales by the location the sale originated is as follows (in thousands of dollars):

                                         2002            2001            2000
                                         ----            ----            ----
United States ...................... $ 1,437,739     $ 1,226,034     $ 1,502,402
All Other Countries ................      91,633          84,139          88,834
                                     -----------     -----------     -----------
Total .............................. $ 1,529,372     $ 1,310,173     $ 1,591,236
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

In the fiscal years 2002, 2001 and 2000, there were sales to three major engine customers that individually exceeded 10% of total Company net sales. The sales to these customers are summarized below (in thousands of dollars and percent of total Company net sales):

                        2002            2001              2000
                        ----            ----              ----
Customer           SALES      %     Sales      %      Sales     %
                   -----      -     -----      -      -----     -
   A             $299,785    19%  $267,516    20%   $287,769   18%
   B              255,119    17%   187,001    14%    229,873   15%
   C              165,670    11%   150,682    12%    190,659   12%
                 --------   ----  --------   ----   --------  ----
                 $720,574    47%  $605,199    46%   $708,301   45%
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

(7) OTHER INCOME:

The components of other income (expense) are (in thousands of dollars):

                                              2002        2001        2000
                                            -------     -------     -------
Interest income ........................    $ 2,189     $ 2,069     $ 1,589
Loss on the disposition of
  plant and equipment ..................     (3,192)     (1,493)     (2,378)
Income from investments ................      7,071       5,485      14,364
Transaction gain (loss) ................      3,757      (4,973)        206
Derivatives gain (loss) ................     (3,829)      1,438         -
Deferred financing costs ...............     (1,420)       (133)        -
Amortization of intangibles ............        (56)     (1,052)        -
Other items ............................      2,065       2,091       2,335
                                            -------     -------     -------
Total ..................................    $ 6,585     $ 3,432     $16,116
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

NOTES...
--------------------------------------------------------------------------------



(12) EMPLOYEE BENEFIT COSTS:

Retirement Plan and Postretirement Benefits
The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering most Wisconsin employees. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated, (dollars in thousands):


                                                           Pension Benefits        Other Postretirement Benefits
                                                      ------------------------     -----------------------------
                                                         2002           2001          2002            2001
                                                      ---------      ---------      ---------      ---------
Actuarial Assumptions:
Discounted Rate Used to Determine Present
  Value of Projected Benefit Obligation ...........        7.25%           7.5%          7.25%           7.5%
Expected Rate of Future Compensation
  Level Increases .................................     4.0-5.0%       4.0-5.0%           N/A            n/a
Expected Long-Term Rate of Return on
  Plan Assets .....................................         9.0%           9.0%           N/A            n/a
Change in Benefit Obligations:
Actuarial Present Value of Benefit Obligations
  at Beginning of Year ............................   $ 703,275      $ 666,392      $ 108,557      $  99,793
Service Cost ......................................      10,014          9,482          1,341          1,215
Interest Cost .....................................      51,203         48,079          8,028          7,091
Plan Amendments ...................................         -           29,190            -              -
Acquisition .......................................         -            2,671            -              -
Special Termination Benefits ......................       4,907            -            2,183            -
Actuarial (Gain) Loss .............................      30,692        (10,478)        12,337         13,035
Benefits Paid .....................................     (52,470)       (42,061)        (8,981)       (12,577)
                                                      ---------      ---------      ---------      ---------
Actuarial Present Value of Benefit Obligation
  at End of Year ..................................   $ 747,621      $ 703,275      $ 123,465      $ 108,557
                                                      ---------      ---------      ---------      ---------

Change in Plan Assets:
Plan Assets at Fair Value at Beginning of Year ....   $ 940,582      $ 951,757      $     -        $     -
Actual Return on Plan Assets ......................     (32,866)        29,084            -              -
Acquisition .......................................         -            1,018            -              -
Employer Contributions ............................       1,257            784          8,981         12,577
Benefits Paid .....................................     (52,470)       (42,061)        (8,981)       (12,577)
                                                      ---------      ---------      ---------      ---------
Plan Assets at Fair Value at End of Year ..........   $ 856,503      $ 940,582      $     -        $     -
                                                      ---------      ---------      ---------      ---------

Plan Assets in Excess of (Less Than) Projected
  Benefit Obligation ..............................   $ 108,882      $ 237,307      $(123,465)     $(108,557)
Remaining Unrecognized Net Obligation (Asset) .....         -           (4,517)           275            321
Unrecognized Net Loss (Gain) ......................     (95,547)      (244,579)        40,177         29,673
Unrecognized Prior Service Cost ...................      29,942         32,739             71            103
                                                      ---------      ---------      ---------      ---------
Net Amount Recognized at End of Year ..............   $  43,277      $  20,950      $ (82,942)     $ (78,460)
                                                      =========      =========      =========      =========

Amounts Recognized on the Balance Sheets:
Prepaid Pension ...................................   $  60,343      $  36,275      $     -        $     -
Accrued Pension Cost ..............................     (15,750)       (14,494)           -              -
Accrued Wages and Salaries ........................      (1,316)          (831)           -              -
Accrued Post Retirement Health Care Obligation ....         -              -          (62,753)       (61,767)
Other Accruals ....................................         -              -           (8,000)        (4,800)
Accrued Employee Benefits .........................         -              -          (12,189)       (11,893)
                                                      ---------      ---------      ---------      ---------
Net Amount Recognized at End of Year ..............   $  43,277      $  20,950      $ (82,942)     $ (78,460)
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

BALANCE SHEET:                                  BRIGGS & STRATTON     GUARANTOR     NON-GUARANTOR
AS OF JUNE 30, 2002                                CORPORATION       SUBSIDIARY      SUBSIDIARIES     ELIMINATIONS   CONSOLIDATED
-------------------                                -----------       ----------      ------------     ------------   ------------
Current Assets...................................   $    527,111     $    96,534    $     70,387      $   (24,088)   $   669,944
Investment in Subsidiary.........................        312,679             -               -           (312,679)           -
Noncurrent Assets................................        494,052         182,665           2,372              -          679,089
                                                    ------------     -----------    ------------      -----------    -----------
                                                    $  1,333,842     $   279,199    $     72,759      $  (336,767)   $ 1,349,033
                                                    ============     ===========    ============      ===========    ===========

Current Liabilities..............................   $    244,497     $    10,133    $     30,327      $   (18,934)   $   266,023
Long-Term Debt...................................        499,022             -               -                -          499,022
Other Long-Term Obligations......................        135,192            (850)            -                -          134,342
Stockholders' Equity.............................        455,131         269,916          42,432         (317,833)       449,646
                                                    ------------     -----------    ------------      -----------    -----------
                                                    $  1,333,842     $   279,199    $     72,759      $  (336,767)   $ 1,349,033
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
                                                    ============     ===========    ============      ===========   ===========

NOTES...
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS:                          BRIGGS & STRATTON  GUARANTOR     NON-GUARANTOR
FOR THE FISCAL YEAR ENDED JUNE 30, 2002              CORPORATION     SUBSIDIARY     SUBSIDIARIES    ELIMINATIONS    CONSOLIDATED
---------------------------------------              -----------     ----------     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income ........................................ $  53,120       $   1,391       $  17,572       $ (18,963)      $  53,120
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities-
   Depreciation and Amortization ...................    62,590           2,812             566               -          65,968
   Equity in Earnings of Unconsolidated Affiliates..   (23,222)              -             189          16,852          (6,181)
   (Gain) Loss on Disposition of Plant and
    Equipment ......................................     3,593            (387)            (14)              -           3,192
   Provision for Deferred Income Taxes .............    12,103           8,183               -               -          20,286
 Change in Operating Assets and Liabilities-
   (Increase) Decrease in Receivables ..............   (44,781)         (1,361)        (15,942)          5,312         (56,772)
   (Increase) Decrease in Inventories ..............   125,277          (2,352)         (1,549)           (657)        120,719
   Increase in Prepaid Expenses and
    Other Current Assets ...........................    (2,763)           (122)           (111)              -          (2,996)
   Increase (Decrease) in Accounts Payable,
    Accrued Liabilities and Income Taxes ...........    32,714          (2,958)          1,617          (5,312)         26,061
   (Increase) Decrease in Prepaid Pension ..........   (23,101)            289               -               -         (22,812)
 Other, Net ........................................       (17)           (751)              -               -            (768)
                                                     ---------       ---------       ---------       ---------       ---------
    Net Cash Provided by Operating Activities ...... $ 195,513       $   4,744       $   2,328       $  (2,768)      $ 199,817
                                                     ---------       ---------       ---------       ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Plant and Equipment .................. $ (41,048)      $  (1,824)      $  (1,056)      $       -       $ (43,928)
 Proceeds Received on Disposition of
   Plant and Equipment .............................       362               9              35               -             406
 Other, Net ........................................     5,120               -               -               -           5,120
                                                     ---------       ---------       ---------       ---------       ---------
    Net Cash Used by Investing Activities .......... $ (35,566)      $  (1,815)      $  (1,021)      $       -       $ (38,402)
                                                     ---------       ---------       ---------       ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Borrowings (Repayments) on Loans and
   Notes Payable ................................... $   3,022       $  (3,697)      $  (1,021)      $       -       $  (1,696)
 Borrowings (Repayments) on
   Long-Term Debt ..................................   (10,393)              -               -               -         (10,393)
 Cash Dividends Paid ...............................   (27,219)              -          (2,768)          2,768         (27,219)
 Proceeds from Exercise of Stock Options ...........     1,078               -               -               -           1,078
     Net Cash Provided by (Used by)
                                                     ---------       ---------       ---------       ---------       ---------
       Financing Activities ........................ $ (33,512)      $  (3,697)      $  (3,789)      $   2,768       $ (38,230)
                                                     ---------       ---------       ---------       ---------       ---------
EFFECT OF FOREIGN CURRENCY
 EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS .............................. $    (106)      $   1,040       $   3,083       $       -       $   4,017
                                                     ---------       ---------       ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .................................. $ 126,329       $     272       $     601       $       -       $ 127,202
Cash and Cash Equivalents, Beginning of Year .......    85,282             683           2,778               -          88,743
                                                     ---------       ---------       ---------       ---------       ---------
Cash and Cash Equivalents, End of Year ............. $ 211,611       $     955       $   3,379       $       -       $ 215,945
                                                     =========       =========       =========       =========       =========


NOTES ...
--------------------------------------------------------------------------------

The condensed supplemental consolidating financial information reflects the operations of GPP for the 2001 fiscal year (in thousands of dollars):

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
                                                ===========    ===========    ===========    ============   ===========

NOTES ...
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS:                            BRIGGS & STRATTON  GUARANTOR    NON-GUARANTOR
FOR THE FISCAL YEAR ENDED JULY 1, 2001                 CORPORATION     SUBSIDIARY   SUBSIDIARIES  ELIMINATIONS   CONSOLIDATED
--------------------------------------                 -----------     ----------   ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income .......................................    $  48,013       $      14    $  13,042     $ (13,056)     $  48,013
 Adjustments to Reconcile Net Income to
  Net Cash Provided by Operating Activities-
  Depreciation and Amortization ...................       57,724           1,349          638           -           59,711
  Equity in Earnings of Unconsolidated Affiliates..       (5,762)            -            159           562         (5,041)
  (Gain) Loss on Disposition of Plant and
   Equipment ......................................        1,499             -             (6)          -            1,493
  Provision for Deferred Income Taxes .............       17,691             282          -             -           17,973
 Change in Operating Assets and Liabilities-
  Decrease in Receivables .........................       35,479           1,868        5,375        (8,036)        34,686
  (Increase) Decrease in Inventories ..............       (6,325)         (2,811)       1,659           170         (7,307)
  (Increase) Decrease in Prepaid Expenses and
   Other Current Assets ...........................           22              89         (161)          -              (50)
  Increase (Decrease) in Accounts Payable,
   Accrued Liabilities and Income Taxes ...........      (47,372)          4,349      (11,753)        8,036        (46,740)
  (Increase) Decrease in Prepaid Pension ..........      (28,646)            268          -             -          (28,378)
 Other, Net .......................................       (6,183)           (209)         -             -           (6,392)
                                                       ---------       ---------    ---------     ---------      ---------
   Net Cash Provided by (Used in)
    Operating Activities ..........................    $  66,140       $   5,199    $   8,953     $ (12,324)     $  67,968
                                                       ---------       ---------    ---------     ---------      ---------



CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Plant and Equipment .................    $ (60,262)      $    (481)   $    (579)    $     -        $ (61,322)
 Proceeds Received on Disposition of
  Plant and Equipment .............................        4,113             -             39           -            4,152
 Investments in Subsidiaries, Net of
  Cash Acquired ...................................     (270,632)            456        3,002           -         (267,174)
 Other, Net .......................................        6,434             -           (138)          -            6,296
                                                       ---------       ---------    ---------     ---------      ---------
   Net Cash Provided by (Used by)
    Investing Activities ..........................    $(320,347)      $     (25)   $   2,324     $     -        $(318,048)
                                                       ---------       ---------    ---------     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net Borrowings (Repayments) on Loans and
  Notes Payable ...................................    $ (41,175)      $  (4,334)   $   2,935     $     -        $ (42,574)
 Borrowings (Repayments) on
  Long-Term Debt ..................................      399,415             -            -             -          399,415
 Cash Dividends Paid ..............................      (26,763)            -        (12,324)       12,324        (26,763)
 Proceeds from Exercise of Stock Options ..........       (5,843)            -            -             -           (5,843)
   Net Cash Provided by (Used by)                      ---------       ---------    ---------     ---------      ---------
    Financing Activities ..........................    $ 325,634       $  (4,334)   $  (9,389)    $  12,324      $ 324,235
                                                       ---------       ---------    ---------     ---------      ---------

EFFECT OF FOREIGN CURRENCY
 EXCHANGE RATE CHANGES ON CASH
 AND CASH EQUIVALENTS .............................    $     -         $    (157)   $  (2,244)    $     -        $  (2,401)
                                                       ---------       ---------    ---------     ---------      ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS .................................    $  71,427       $     683    $    (356)    $     -        $  71,754
Cash and Cash Equivalents, Beginning of Year ......       13,855             -          3,134           -           16,989
                                                       ---------       ---------    ---------     ---------      ---------
Cash and Cash Equivalents, End of Year ............    $  85,282       $     683    $   2,778     $     -        $  88,743
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

DELOITTE & TOUCHE LLP

Milwaukee, Wisconsin
August 1, 2002

THIS REPORT SET FORTH BELOW IS A COPY OF A PREVIOUSLY ISSUED AUDIT REPORT BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH ITS INCLUSION IN THIS FORM 10-K.

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

                                     BRIGGS & STRATTON CORPORATION

                                        By       /s/ James E. Brenn
                                            ------------------------------------
November 15, 2002                       James E. Brenn, Senior Vice President
                                        and Chief Financial Officer - Principal
                                        Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ John S. Shiely                      /s/ David L. Burner
-----------------------------------     ----------------------------------------
John S. Shiely                          David L. Burner
President and Chief Executive           Director
Officer and Director (Principal
Executive Officer)

                                        /s/ E. Margie Filter
                                        ----------------------------------------
/s/ James E. Brenn                      E. Margie Filter
-----------------------------------      Director
James E. Brenn
Senior Vice President and Chief
Financial Officer (Principal
Financial Officer and                   /s/ Robert J. O'Toole
Principal Accounting Officer)           ----------------------------------------
                                        Robert J. O'Toole
                                        Director
/s/ F. P. Stratton, Jr.
-----------------------------------
F. P. Stratton, Jr.                     /s/ Charles I. Story
Chairman and Director                   ----------------------------------------
                                        Charles I. Story
/s/ Jay H. Baker                        Director
-----------------------------------
Jay H. Baker
Director                                /s/ Brian C. Walker
                                        ----------------------------------------
/s/ Michael E. Batten                   Brian C. Walker
-----------------------------------     Director
Michael E. Batten
Director


                                        *Each signature affixed as of
                                        November 15, 2002

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

DATE: November 15, 2002

                                                 /s/ John S. Shiely
                                        ---------------------------------------
                                        John S. Shiely, President and Chief
                                        Executive Officer - Principal Executive
                                        Officer

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

DATE:  November 15, 2002

                                                 /s/ James E. Brenn
                                        ----------------------------------------
                                        James E. Brenn, Senior Vice President
                                        and Chief Financial Officer - Principal
                                        Financial Officer

                                 EXHIBIT INDEX




         Exhibit
         Number            Description


           23.1            Independent Auditors' Consent*

           23.2            Statement Regarding Consent of Arthur Andersen LLP*

           99.1 Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*

           99.2 Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002*


            *Filed herewith