Form 10-Q
period 2002-12-29
BRIGGS & STRATTON CORP
filed 2003-02-12
CIK 14195

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2002

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

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
         Yes   X      No
             -----       -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                                                                Outstanding at
               Class                                           December 29, 2002
--------------------------------------------------------------------------------
COMMON STOCK, par value $0.01 per share                        21,646,984 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



                                      INDEX


                                                                                Page No.
                                                                               --------

PART I - FINANCIAL INFORMATION

     Item 1.    Financial Statement

                Consolidated Condensed Balance Sheets -
                December 29, 2002 and June 30, 2002                               3

                Consolidated Condensed Statements of Income -
                Three Months and Six Months ended December 29, 2002
                and December 30, 2001                                             5

                Consolidated Condensed Statements of Cash Flows -
                Six Months ended December 29, 2002 and December 30, 2001          6

                Notes to Consolidated Condensed Financial Statements              7

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                              17

     Item 3.    Quantitative and Qualitative Disclosures about
                Market Risk                                                      19

     Item 4.    Controls and Procedures                                          19

PART II - OTHER INFORMATION

     Item 6.    Exhibits and Reports on Form 8-K                                 20


                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                  December 29,          June 30,
                                                      2002                2002
                                                ---------------     ---------------
                                                  (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                     $        22,222     $       215,945
  Accounts receivable, net                              321,174             201,910
  Inventories -
     Finished products and parts                        201,375             126,152
     Work in process                                     78,202              61,748
     Raw materials                                        4,188               3,059
                                                ---------------     ---------------
         Total inventories                              283,765             190,959
  Future income tax benefits                             44,210              41,383
  Prepaid expenses and other current assets              16,394              19,747
                                                ---------------     ---------------
         Total current assets                           687,765             669,944
                                                ---------------     ---------------

OTHER ASSETS:
  Goodwill                                              161,030             161,030
  Investments                                            42,660              46,889
  Prepaid pension                                        67,501              60,343
  Deferred loan costs, net                                8,427               9,304
  Other long-term assets, net                             7,542               6,308
                                                ---------------     ---------------
         Total other assets                             287,160             283,874
                                                ---------------     ---------------

PLANT AND EQUIPMENT:
  Cost                                                  881,313             879,635
  Less, accumulated depreciation                        500,014             484,420
                                                ---------------     ---------------
         Total plant and equipment, net                 381,299             395,215
                                                ---------------     ---------------
                                                $     1,356,224     $     1,349,033
                                                ===============     ===============





The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                      (In thousands, except per share data)

                     LIABILITIES & SHAREHOLDERS' INVESTMENT



                                                         December 29,          June 30,
                                                             2002                2002
                                                        --------------      --------------
                                                         (Unaudited)

CURRENT LIABILITIES:
   Accounts payable                                    $       73,026      $      103,648
   Domestic notes payable                                      31,435               2,625
   Foreign loans                                               10,383              15,270
   Accrued liabilities                                        155,911             144,480
                                                       --------------      --------------
          Total current liabilities                           270,755             266,023
                                                       --------------      --------------

 OTHER LIABILITIES:
   Deferred revenue on sale of plant and equipment             15,267              15,364
   Deferred income tax liability                               35,373              27,405
   Accrued pension liability                                   16,610              15,750
   Accrued employee benefits liability                         13,211              13,070
   Accrued postretirement health care obligation               59,488              62,753
   Long-term debt                                             501,261             499,022
                                                       --------------      --------------
          Total other liabilities                             641,210             633,364
                                                       --------------      --------------

 SHAREHOLDERS' INVESTMENT:
   Common stock -
       Authorized 60,000 shares, $.01 par value,
           issued 28,927 shares                                   289                 289
   Additional paid-in capital                                  35,361              35,459
   Retained earnings                                          760,008             769,131
   Accumulated other comprehensive loss                        (2,962)             (6,626)
   Unearned compensation on restricted stock                     (364)               (199)
   Treasury stock at cost, 7,280 and 7,288 shares,
         respectively                                        (348,073)           (348,408)
                                                       --------------      --------------
          Total shareholders' investment                      444,259             449,646
                                                       --------------      --------------
                                                       $    1,356,224      $    1,349,033
                                                       ==============      ==============





The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                   Three Months Ended                    Six Months Ended
                                             ------------------------------      -------------------------------
                                             December 29,      December 30,      December 29,      December 30,
                                                 2002              2001              2002              2001
                                             ------------      ------------      ------------      ------------

 NET SALES                                   $    352,562      $    333,554      $    589,058      $    552,345
 COST OF GOODS SOLD                               285,470           278,695           484,274           478,502
                                             ------------      ------------      ------------      ------------
      Gross profit on sales                        67,092            54,859           104,784            73,843
 ENGINEERING, SELLING, GENERAL
 AND ADMINISTRATIVE EXPENSES                       41,191            40,660            79,567            77,184
                                             ------------      ------------      ------------      ------------
 Income (Loss) from operations                     25,901            14,199            25,217            (3,341)
 INTEREST EXPENSE                                 (10,171)          (11,101)          (20,260)          (21,523)
 OTHER INCOME, net                                  2,064               562             2,190             1,715
                                             ------------      ------------      ------------      ------------
 Income (Loss) before income taxes                 17,794             3,660             7,147           (23,149)
 PROVISION (CREDIT) FOR INCOME TAXES                6,050             1,281             2,430            (8,104)
                                             ------------      ------------      ------------      ------------
 NET INCOME (LOSS)                           $     11,744      $      2,379      $      4,717      $    (15,045)
                                             ============      ============      ============      ============
 EARNINGS PER SHARE DATA -
      Average shares outstanding                   21,647            21,603            21,645            21,602
                                             ============      ============      ============      ============
      Basic earnings (loss) per share        $       0.54      $       0.11      $       0.22      $      (0.70)
                                             ============      ============      ============      ============
      Diluted average shares outstanding           24,482            21,616            21,654            21,602
                                             ============      ============      ============      ============
      Diluted earnings (loss) per share      $       0.53      $       0.11      $       0.22      $      (0.70)
                                             ============      ============      ============      ============
 CASH DIVIDENDS PER SHARE                    $       0.32      $       0.31      $       0.32      $       0.31
                                             ============      ============      ============      ============





The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                   Six Months Ended
                                                                       --------------------------------------
                                                                         December 29,          December 30,
                                                                             2002                  2001
                                                                       ----------------      ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $          4,717      $        (15,045)
Adjustments to reconcile net income (loss) to net cash used in operating activities -
  Depreciation and amortization                                                  31,189                30,245
  Equity earnings of unconsolidated affiliates                                   (2,185)               (1,543)
  Loss on disposition of plant and equipment, net                                 1,912                 1,141
  Provision for deferred income taxes                                             5,174                 1,529
  Change in operating assets and liabilities -
    Increase in accounts receivable                                            (119,264)             (182,211)
    Increase in inventories                                                     (92,806)              (22,745)
    Decrease (increase) in prepaid expenses and other current assets              3,353                (2,233)
    (Decrease) increase in accounts payable and accrued liabilities             (24,067)                9,041
    Increase in prepaid pension, net                                             (6,298)               (9,697)
    Other, net                                                                   (3,672)                1,310
                                                                       ----------------      ----------------
                  Net cash used in operating activities                        (201,947)             (190,208)
                                                                       ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                                              (19,908)              (26,657)
  Proceeds received on disposition of plant and equipment                         3,232                   547
  Dividends received on equity investments                                        6,330                 2,426
                                                                       ----------------      ----------------
                 Net cash used in investing activities                          (10,346)              (23,684)
                                                                       ----------------      ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on loans and notes payable                                      23,923               148,126
  Issuance cost of long-term debt                                                    --                  (327)
  Dividends                                                                      (6,927)               (6,696)
  Proceeds from exercise of stock options                                            --                    95
                                                                       ----------------      ----------------
                Net cash provided by financing activities                        16,996               141,198
                                                                       ----------------      ----------------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                                            1,574                   569
                                                                       ----------------      ----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (193,723)              (72,125)

CASH AND CASH EQUIVALENTS, beginning                                            215,945                88,743
                                                                       ----------------      ----------------

CASH AND CASH EQUIVALENTS, ending                                      $         22,222      $         16,618
                                                                       ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                        $         19,312      $         17,896
                                                                       ================      ================
  Income taxes paid                                                    $          5,460      $            642
                                                                       ================      ================





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

Earnings Per Share

         Basic earnings (loss) per share, for each period presented, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed reflecting the potential dilution that would occur if options or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period.

Information on earnings per share is as follows (in thousands, except per share data):

                                                               Three Months Ended                      Six Months Ended
                                                        ---------------------------------     ---------------------------------
                                                         December 29,      December 30,         December 29,       December 30,
                                                             2002              2001                 2002               2001
                                                        --------------     --------------     --------------     --------------
Net income (loss)                                       $       11,744     $        2,379     $        4,717     $      (15,045)

Adjustments to net income to add after tax interest
  expense on convertible notes                                   1,155                 --                 --                 --
                                                        --------------     --------------     --------------     --------------

Adjusted net income (loss) used in diluted earnings
  per share                                             $       12,899     $        2,379     $        4,717     $      (15,045)
                                                        ==============     ==============     ==============     ==============

Average shares of common stock outstanding                      21,647             21,603             21,645             21,602

Incremental common shares applicable to common
  stock options based on the common stock average
  market price during the period                                    --                  8                 --                 --

Incremental common shares applicable to restricted
  common stock based on the common stock average
  market price during the period                                     9                  5                  9                 --

Incremental common shares applicable to convertible
  notes based on the conversion provisions of the
  convertible notes                                              2,826                 --                 --                 --
                                                        --------------     --------------     --------------     --------------
Diluted average common shares outstanding                       24,482             21,616             21,654             21,602
                                                        ==============     ==============     ==============     ==============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


Comprehensive Income

         Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income is defined as net income and other changes in shareholders' investment from transactions and other events other than with shareholders. Total comprehensive income (loss) is as follows (in thousands):


                                                             Three Months Ended                        Six Months Ended
                                                     ----------------------------------      ----------------------------------
                                                      December 29,        December 30,        December 29,        December 30,
                                                          2002                2001                2002                2001
                                                     --------------      --------------      --------------      --------------

Net income (loss)                                    $       11,744      $        2,379      $        4,717      $      (15,045)
Unrealized gain (loss) on marketable securities                 (10)                 15                 (52)               (175)
Foreign currency translation adjustments                      1,728                (875)              1,679                 639
Unrealized gain (loss) on derivative instruments                484                 (22)              2,037              (1,487)
                                                     --------------      --------------      --------------      --------------
  Total comprehensive income (loss)                  $       13,946      $        1,497      $        8,381      $      (16,068)
                                                     ==============      ==============      ==============      ==============


The components of Accumulated Other Comprehensive Loss as reported on the accompany Balance Sheets are as follows (in thousands):

                                                December 29,         June 30,
                                                    2002               2002
                                              --------------      --------------

Unrealized loss on marketable securities      $         (953)     $         (901)
Foreign currency translation adjustments                (959)             (2,638)
Unrealized loss on derivative instruments             (1,050)             (3,087)
                                              --------------      --------------
  Accumulated other comprehensive loss        $       (2,962)     $       (6,626)
                                              ==============      ==============


Derivatives

         Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value. Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than twelve months. Briggs & Stratton uses interest rate swaps designated as fair value hedges to manage its debt portfolio. These instruments generally have maturities and terms consistent with the underlying debt instrument.

         Changes in the fair value of cash flow hedges are recorded on the income statement or as a component of accumulated other comprehensive income
(loss). The amounts included in accumulated other comprehensive income (loss) will be reclassified into income when the forecasted transactions occur, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of fair value hedges related to interest rate swaps are recorded as an increase/decrease to long-term debt. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying income statement. During the quarter there were no material ineffective hedges.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


Segment and Geographic Information

         Briggs & Stratton operates in two reportable business segments, Engines and Power Products, which are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):


                                                       Three Months Ended                         Six Month Ended
                                                 ----------------------------------      ----------------------------------
                                                  December 29,        December 30,        December 29,        December 30,
                                                      2002                2001                2002                2001
                                                 --------------      --------------      --------------      --------------
NET SALES:
  Engines                                        $      306,163      $      305,741      $      501,487      $      482,954
  Power Products                                         59,906              39,500             113,148              93,237
  Inter-Segment Eliminations                            (13,507)            (11,687)            (25,577)            (23,846)
                                                 --------------      --------------      --------------      --------------
    Total*                                       $      352,562      $      333,554      $      589,058      $      552,345
                                                 ==============      ==============      ==============      ==============

  *International Sales (included in the above)
  Engines                                        $       96,289      $       84,604      $      151,864      $      135,626
  Power Products                                          3,518               2,737               7,514               5,327
                                                 --------------      --------------      --------------      --------------
    Total                                        $       99,807      $       87,341      $      159,378      $      140,953
                                                 ==============      ==============      ==============      ==============

GROSS PROFIT ON SALES:
  Engines                                        $       60,446      $       52,729      $       92,129      $       65,570
  Power Products                                          5,719               2,595              12,016               9,254
  Inter-Segment Eliminations                                927                (465)                639                (981)
                                                 --------------      --------------      --------------      --------------
    Total                                        $       67,092      $       54,859      $      104,784      $       73,843
                                                 ==============      ==============      ==============      ==============

INCOME (LOSS) FROM OPERATIONS:
  Engines                                        $       23,489      $       16,178      $       21,260      $       (2,587)
  Power Products                                          1,485              (1,514)              3,318                 227
  Inter-Segment Eliminations                                927                (465)                639                (981)
                                                 --------------      --------------      --------------      --------------
    Total                                        $       25,901      $       14,199      $       25,217      $       (3,341)
                                                 ==============      ==============      ==============      ==============



Long-Lived Assets

         On July 1, 2002, Briggs & Stratton adopted Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of Financial Accounting Standard No. 144 did not have any material impact on Briggs & Stratton's consolidated financial statements.

Accrued Warranty Costs

         Briggs & Stratton recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Beginning Balance as of June 30, 2002     $       46,346
Deduct:  Payments                                (16,697)
Add:  Provision*                                  14,437
                                          --------------
Ending Balance December 29, 2002          $       44,086
                                          ==============


         *Approximately $13 million of the provision noted above relates to warranties accrued on current period sales.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


New Accounting Pronouncement

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending December 15, 2002. Briggs & Stratton adopted the disclosure requirements of this interpretation in the current quarter. The adoption of this interpretation did not have a material impact on its consolidated financial position, results of operations or cash flows.

Future Accounting Pronouncement

         In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Briggs & Stratton does not expect that the adoption of this statement will have a material impact on its results of operations or financial position.

         In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for interim periods beginning after December 31, 2002. Briggs & Stratton does not expect the adoption of SFAS No. 148 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable, as well as those estimates used in the determination of liabilities related to customer rebates, pension obligations, warranty, product liability, group health insurance and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some instances actuarial techniques. Briggs & Stratton reevaluates these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates.

Financial Information of Subsidiary Guarantor of Indebtedness

         In June of 1997, Briggs & Stratton Corporation issued $100 million of 7.25% senior notes to finance the purchase of treasury shares. In May 2001, the Company issued $275 million of 8.875% senior notes to fund the acquisition of Generac Portable Products, LLC (effective January 1, 2003, Generac Portable Products, LLC changed their name to Briggs & Stratton Power Products Group, LLC ("BSPP")) and $140 million of 5% convertible senior notes to replace an existing revolving line of credit. In addition, the Company has a $300 million revolving credit facility that expires in September 2004 used to finance seasonal working capital needs.

         Under the terms of Briggs & Stratton's 8.875% senior notes, 5.00% convertible senior notes and 7.25% senior notes and our revolving credit agreement, (collectively, the Domestic Indebtedness), BSPP became a joint and several guarantor of the Domestic Indebtedness (the "Guarantor"). Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently all of the Domestic Indebtedness is unsecured. In the event that the ratings of certain of our debt are reduced, our Domestic Indebtedness, excluding the convertible notes, will be entitled to participate in a pledge of substantially all of our assets. The Guarantor, at that time, is obligated to pay the outstanding Domestic Indebtedness if Briggs & Stratton Corporation were to fail to make a payment of interest or principal on its due date. As of December 29, 2002, the Company had the following outstanding amounts related to the guaranteed debt (in thousands):

                                                                             Current
                                                                            Carrying        Maximum
                                                                             Amount        Guarantee
                                                                            ---------      ---------
8.875% Senior Notes, due March 15, 2011.....................................$272,137       $275,000

5.00% Convertible Senior Notes, due May 15, 2006............................$140,000       $140,000

7.25% Senior Notes, due September 15, 2007..................................$ 89,124       $ 90,000

Revolving Credit Facility, expiring September 2004..........................$ 27,360       $300,000

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         The following condensed supplemental consolidating financial information reflects the operations of BSPP, the Guarantor (in thousands):

                                  BALANCE SHEET
                             As of December 29, 2002


                                Briggs & Stratton     Guarantor        Non-Guarantor
                                   Corporation        Subsidiary        Subsidiaries        Eliminations        Consolidated
                                -----------------   --------------     --------------      --------------      --------------

 Current Assets                  $      552,801     $       97,900     $       80,893      $      (43,829)     $      687,765
 Investment in Subsidiaries             322,299                 --                 --            (322,299)                 --
 Non-Current Assets                     485,594            180,760              2,105                  --             668,459
                                 --------------     --------------     --------------      --------------      --------------
                                 $    1,360,694     $      278,660     $       82,998      $     (366,128)     $    1,356,224
                                 ==============     ==============     ==============      ==============      ==============

 Current Liabilities             $      270,228     $        3,666     $       34,583      $      (37,722)     $      270,755
 Long-Term Debt                         501,261                 --                 --                  --             501,261
 Other Long-Term Obligations            137,738              2,211                 --                  --             139,949
 Shareholders' Investment               451,467            272,783             48,415            (328,406)            444,259
                                 --------------     --------------     --------------      --------------      --------------
                                 $    1,360,694     $      278,660     $       82,998      $     (366,128)     $    1,356,224
                                 ==============     ==============     ==============      ==============      ==============


                                  BALANCE SHEET
                               As of June 30, 2002

                                 Briggs & Stratton     Guarantor        Non-Guarantor
                                   Corporation        Subsidiary         Subsidiaries        Eliminations        Consolidated
                                 -----------------  --------------      --------------      --------------      --------------
 Current Assets                  $      527,111     $       96,534      $       70,387      $      (24,088)     $      669,944
 Investment in Subsidiaries             312,679                 --                  --            (312,679)                 --
 Non-Current Assets                     494,052            182,665               2,372                  --             679,089
                                 --------------     --------------      --------------      --------------      --------------
                                 $    1,333,842     $      279,199      $       72,759      $     (336,767)     $    1,349,033
                                 ==============     ==============      ==============      ==============      ==============

 Current Liabilities             $      244,497     $       10,133      $       30,327      $      (18,934)     $      266,023
 Long-Term Debt                         499,022                 --                  --                  --             499,022
 Other Long-Term Obligations            135,192               (850)                 --                  --             134,342
 Shareholders' Investment               455,131            269,916              42,432            (317,833)            449,646
                                 --------------     --------------      --------------      --------------      --------------
                                 $    1,333,842     $      279,199      $       72,759      $     (336,767)     $    1,349,033
                                 ==============     ==============      ==============      ==============      ==============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                               STATEMENT OF INCOME
                  For the Three Months Ended December 29, 2002

                                     Briggs & Stratton      Guarantor         Non-Guarantor
                                        Corporation         Subsidiary         Subsidiaries        Eliminations      Consolidated
                                     -----------------    --------------      --------------      --------------    --------------
 Net Sales                             $      295,114     $       59,222      $       24,718      $      (26,492)   $      352,562
 Cost of Goods Sold                           239,349             53,858              18,430             (26,167)          285,470
                                       --------------     --------------      --------------      --------------    --------------
   Gross Profit                                55,765              5,364               6,288                (325)           67,092
 Engineering, Selling, General and
   Administrative Expenses                     33,452              4,234               3,505                  --            41,191
                                       --------------     --------------      --------------      --------------    --------------
     Income from Operations                    22,313              1,130               2,783                (325)           25,901
 Interest Expense                             (10,032)                (2)               (137)                 --           (10,171)
 Other Income, Net                              4,436              1,008                 116              (3,496)            2,064
                                       --------------     --------------      --------------      --------------    --------------
   Income Before Income Taxes                  16,717              2,136               2,762              (3,821)           17,794
 Provision for Income Taxes                     4,973                765                 312                  --             6,050
                                       --------------     --------------      --------------      --------------    --------------
 Net Income                            $       11,744     $        1,371      $        2,450      $       (3,821)   $       11,744
                                       ==============     ==============      ==============      ==============    ==============



                               STATEMENT OF INCOME
                   For the Six Months Ended December 29, 2002

                                     Briggs & Stratton      Guarantor         Non-Guarantor
                                        Corporation         Subsidiary         Subsidiaries        Eliminations      Consolidated
                                     -----------------    --------------      --------------      --------------    --------------
 Net Sales                             $      480,952     $      111,878      $       48,394      $      (52,166)   $      589,058
 Cost of Goods Sold                           398,897            100,529              35,939             (51,091)          484,274
                                       --------------     --------------      --------------      --------------    --------------
   Gross Profit                                82,055             11,349              12,455              (1,075)          104,784
 Engineering, Selling, General and
   Administrative Expenses                     63,624              8,698               7,245                  --            79,567
                                       --------------     --------------      --------------      --------------    --------------
     Income from Operations                    18,431              2,651               5,210              (1,075)           25,217
 Interest Expense                             (19,914)                (6)               (340)                 --           (20,260)
 Other Income, Net                              6,587              1,066                 209              (5,672)            2,190
                                       --------------     --------------      --------------      --------------    --------------
   Income Before Income Taxes                   5,104              3,711               5,079              (6,747)            7,147
 Provision for Income Taxes                       387              1,320                 723                  --             2,430
                                       --------------     --------------      --------------      --------------    --------------
 Net Income                            $        4,717     $        2,391      $        4,356      $       (6,747)   $        4,717
                                       ==============     ==============      ==============      ==============    ==============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                               STATEMENT OF INCOME
                  For the Three Months Ended December 30, 2001

                                    Briggs & Stratton      Guarantor       Non-Guarantor
                                       Corporation         Subsidiary       Subsidiaries      Eliminations      Consolidated
                                    -----------------    --------------    --------------    --------------    --------------
 Net Sales                           $      300,687    $       38,638    $       17,529    $      (23,300)   $      333,554
 Cost of Goods Sold                         250,885            36,421            13,646           (22,257)          278,695
                                     --------------    --------------    --------------    --------------    --------------
   Gross Profit                              49,802             2,217             3,883            (1,043)           54,859
 Engineering, Selling, General and
   Administrative Expenses                   33,120             4,108             3,432                --            40,660
                                     --------------    --------------    --------------    --------------    --------------
   Income (Loss) from Operations             16,682            (1,891)              451            (1,043)           14,199
 Interest Expense                           (10,934)              (15)             (186)               34           (11,101)
 Other (Expense) Income, Net                 (1,714)               38               157             2,081               562
                                     --------------    --------------    --------------    --------------    --------------
   Income (Loss) Before Provision
     (Credit) for Income Taxes                4,034            (1,868)              422             1,072             3,660
 Provision (Credit) for Income
   Taxes                                      1,655              (641)              267                --             1,281
                                     --------------    --------------    --------------    --------------    --------------
 Net Income (Loss)                   $        2,379    $       (1,227)   $          155    $        1,072    $        2,379
                                     ==============    ==============    ==============    ==============    ==============



                               STATEMENT OF INCOME
                   For the Six Months Ended December 30, 2001

                                   Briggs & Stratton      Guarantor       Non-Guarantor
                                      Corporation         Subsidiary       Subsidiaries      Eliminations      Consolidated
                                   -----------------    --------------    --------------    --------------    --------------
 Net Sales                           $      470,145    $       92,608    $       36,105    $      (46,513)   $      552,345
 Cost of Goods Sold                         411,145            83,889            28,283           (44,815)          478,502
                                     --------------    --------------    --------------    --------------    --------------
   Gross profit                              59,000             8,719             7,822            (1,698)           73,843
 Engineering, Selling, General and
   Administrative Expenses                   61,556             9,026             6,602                --            77,184
                                     --------------    --------------    --------------    --------------    --------------
   Income (Loss) from Operations             (2,556)             (307)            1,220            (1,698)           (3,341)
 Interest Expense                           (21,142)              (39)             (426)               84           (21,523)
 Other Income, Net                               63                83               465             1,104             1,715
                                     --------------    --------------    --------------    --------------    --------------
   Income (Loss) Before Provision
     (Credit) for Income Taxes              (23,635)             (263)            1,259              (510)          (23,149)
 Provision (Credit) for Income
   Taxes                                     (8,590)              (84)              570                --            (8,104)
                                     --------------    --------------    --------------    --------------    --------------
 Net Income (Loss)                   $      (15,045)   $         (179)   $          689    $         (510)   $      (15,045)
                                     ==============    ==============    ==============    ==============    ==============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                             STATEMENT OF CASH FLOWS
                   For the Six Months Ended December 29, 2002


                                       Briggs & Stratton    Guarantor       Non-Guarantor
                                          Corporation       Subsidiary       Subsidiaries      Eliminations     Consolidated
                                       -----------------  --------------    --------------    --------------   --------------
Net Cash (Used in) Provided by
  Operating Activities                  $     (218,265)   $       11,127    $        5,191    $           --   $     (201,947)
                                        --------------    --------------    --------------    --------------   --------------

Cash Flows from Investing Activities:
  Additions to Plant and Equipment             (18,334)           (1,368)             (206)               --          (19,908)
  Proceeds Received on Disposition
    of Plant and Equipment                         104             3,086                42                --            3,232
  Other, Net                                     5,655                --               675                --            6,330
                                        --------------    --------------    --------------    --------------   --------------
Net Cash (Used in) Provided by
  Investing Activities                         (12,575)            1,718               511                --          (10,346)
                                        --------------    --------------    --------------    --------------   --------------

Cash Flows from Financing Activities:
  Net Borrowings (Repayments) on
    Loans and Notes Payable                     40,339           (11,529)           (4,887)               --           23,923
  Dividends                                     (6,927)               --                --                --           (6,927)
                                        --------------    --------------    --------------    --------------   --------------
  Net Cash (Used in) Provided by
    Financing Activities                        33,412           (11,529)           (4,887)               --           16,996
                                        --------------    --------------    --------------    --------------   --------------

Effect of Exchange Rate Changes                     --               430             1,144                --            1,574
                                        --------------    --------------    --------------    --------------   --------------

Net (Decrease) Increase in Cash and
  Cash Equivalents                            (197,428)            1,746             1,959                --         (193,723)
Cash and Cash Equivalents, Beginning           211,610               953             3,382                --          215,945
                                        --------------    --------------    --------------    --------------   --------------
Cash and Cash Equivalents, Ending       $       14,182    $        2,699    $        5,341    $           --   $       22,222
                                        ==============    ==============    ==============    ==============   ==============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                             STATEMENT OF CASH FLOWS
                   For the Six Months Ended December 30, 2001


                                        Briggs & Stratton   Guarantor       Non-Guarantor
                                           Corporation      Subsidiary       Subsidiaries      Eliminations      Consolidated
                                        ----------------  --------------    --------------    --------------    --------------
Net Cash (Used in) Provided by
  Operating Activities                  $     (191,883)   $        3,747    $          (94)   $       (1,978)   $     (190,208)
                                        --------------    --------------    --------------    --------------    --------------

Cash Flows from Investing Activities:
  Additions to Plant and Equipment             (24,850)           (1,484)             (323)               --           (26,657)
  Proceeds Received on Disposition
    of Plant and Equipment                         536                --                11                --               547
  Other, Net                                     1,862                --               564                --             2,426
                                        --------------    --------------    --------------    --------------    --------------
Net Cash (Used in) Provided by
  Investing Activities                         (22,452)           (1,484)              252                --           (23,684)
                                        --------------    --------------    --------------    --------------    --------------

Cash Flows from Financing Activities:
  Net Borrowings (Repayments) on
    Loans and Notes Payable                    146,773              (513)            1,866                --           148,126
  Issuance Cost of Long-Term Debt                 (327)               --                --                --              (327)
  Dividends                                     (6,696)               --            (1,978)            1,978            (6,696)
  Proceeds from Exercise of
    Stock Options                                   95                --                --                --                95
                                        --------------    --------------    --------------    --------------    --------------
Net Cash (Used in) Provided by
  Financing Activities                         139,845              (513)             (112)            1,978           141,198
                                        --------------    --------------    --------------    --------------    --------------

Effect of Exchange Rate Changes                     --               277               292                --               569
                                        --------------    --------------    --------------    --------------    --------------

Net (Decrease) Increase in Cash and
  Cash Equivalents                             (74,490)            2,027               338                --           (72,125)
Cash and Cash Equivalents, Beginning            85,282               683             2,778                --            88,743
                                        --------------    --------------    --------------    --------------    --------------
Cash and Cash Equivalents, Ending       $       10,792    $        2,710    $        3,116    $           --    $       16,618
                                        ==============    ==============    ==============    ==============    ==============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is management's discussion and analysis of Briggs & Stratton's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:


                              RESULTS OF OPERATIONS

SALES

         Net sales for the second quarter of fiscal 2003 totaled $353 million, an increase of $19 million or 6% when compared to fiscal 2002. The increase was the result of a $20 million increase in Power Products sales between years.

         Second quarter net sales for the Engine Segment were $306 million in fiscal 2003 and 2002; reflecting flat engine unit shipments between years. Service component sales were down approximately $7 million due to a change in preseason sales programs, which will result in sales later this year as compared to last year. The strengthening of the Euro and price increases experienced during the quarter offset lower service sales.

         Second quarter net sales of Power Products were $60 million versus $40 million in the same period a year ago. This increase was driven by generator sales volume associated with hurricane and ice storm activity in the second quarter. Pressure washer unit sales were essentially flat between years.

         Net sales for the six months ended December 29, 2002 totaled $589 million, an increase of $37 million or 7% compared to the first six months of the prior year. This increase was the result of the $20 million in increased generator sales, an increase in engine unit shipments, a strengthening Euro and price increases, offset by lower service component sales of $8 million.

         Six-month sales for the Engine Segment were $502 million in fiscal 2003 versus $483 million in the prior year. The increase in sales is attributable to an 8% increase in engine unit sales experienced in the first quarter.

         Power Products' net sales for the first six months were $113 million compared to $93 million in the prior year. The increase is attributable entirely to the increased generator sales in the second quarter.


GROSS PROFIT MARGIN

         The gross profit margin increased to 19% from 16% in the preceding year's second quarter. This resulted in a higher gross profit of approximately $12 million. This increase is due to $9 million of higher gross margins in the Engine Segment and $3 million of improved gross margin for Power Products.

         Gross margins in the second quarter for the Engine Segment were adversely affected in the prior year by a $5 million expense charge for an early retirement incentive plan. In addition to the elimination of this charge in fiscal 2003, the second quarter margins improved due to price increases and the impact of the strengthening Euro on international sales.

         Power Products' gross margin increased to 10% in the current quarter from 7% in the second quarter of fiscal 2002. The increased margin is attributable to a 79% increase in generator production volume in the second quarter due to hurricane and ice storm activity offset by an unfavorable mix of generators sold.

         The gross profit margin for the six-month period increased to 18% from 13% in the preceding year, resulting in a $31 million higher gross margin. The Engine Segment had a higher gross margin of $28 million and the Power Products Segment had a $3 million increase.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         The six-month increase in the Engine Segment margin is attributable to the 56% increase in production experienced in the first quarter, the elimination of the $5 million charge for the early retirement incentive program in the second quarter, and a strengthening Euro.

         The increased margin in the Power Products Segment is essentially attributable to increased production volume as discussed above for the second quarter.


ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Engineering, selling, general and administrative expenses were $41 million in the second fiscal quarter of 2003 and 2002. This is reflective of a $2 million reduction in pension income and $1 million increase in advertising expense, offset by the elimination of a $3 million charge for an early retirement incentive program taken in the prior year.

         This category increased $2 million in the comparative six-month periods. The increase is attributable to a reduction in pension income of $3 million and increased advertising and employee benefit costs of $2 million, offset by the elimination of the early retirement charge of $3 million taken in the second quarter of last year.


INTEREST EXPENSE

         Interest expense decreased $1 million in the second quarter and six-month comparisons. The decrease reflects reduced borrowings and the impact of a fixed to variable interest rate swap on $50 million of our 8.875% senior notes due March 15, 2011.


PROVISION FOR INCOME TAXES

         The effective tax rate used in both the second quarter and six-month periods for the current year was 34%. This is management's estimate of what the rate will be for the entire 2003 fiscal year. Last year's rate was 35% for the second quarter and six-month periods.


                         LIQUIDITY AND CAPITAL RESOURCES

         Cash used in operating activities for the six-month period of fiscal 2003 was $202 million, an increase of $12 million from fiscal 2002. This reflects an increase in net income of $20 million offset by increased working capital requirements. The increase in working capital requirements was driven by increased inventory levels and a reduction in accounts payable and accrued liabilities. The increase was partially offset by changes in receivable balances between fiscal years, attributable to timing.

         In the six-month period of fiscal 2003, we used $10 million in investing activities, compared to $24 million in fiscal 2002. Additions to plant and equipment comprise substantially all of the investing activity in both years. Lower spending in the first half of the current year is attributable to the timing of capital projects.

         Net cash provided by financing activities was $17 million in fiscal 2003 and $141 million in fiscal 2002. The decrease is attributable entirely to a reduction in short-term working capital borrowings versus the prior year.


                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

         We have remaining authorization to buy up to 1.8 million shares of our stock in open market or private transactions under the June 2000 Board of Directors' authorization to repurchase up to 2.0 million shares. We did not purchase any shares in the first two quarters of fiscal 2003 and do not anticipate repurchasing any shares in fiscal 2003.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


         Management expects cash outflows for capital expenditures to total approximately $50-$55 million in fiscal 2003. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash and short-term borrowings.

         In October 2002, we began managing our debt portfolio using interest rate swaps to achieve a desired mix of fixed and floating rates. We currently have interest rate swaps relating to our 8.875% senior notes (approximately $270 million) due in 2011. The swaps convert $50 million of notional amounts from a fixed rate to a floating rate, (libor-set-in-arrears) and mature in 2011. The floating rate on the interest rate swap at December 29, 2002 was 5.75%.

         Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.


               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", "believe", "estimate", "expect", "intend", "may", "objective", "plan", "seek", "think", "will", and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company's current views and assumptions and involve risks and uncertainties that include, among other things, our ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer attitudes and disposable income; changes in foreign economic conditions, including currency rate fluctuations; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There have been no material changes since the September 17, 2002, filing of the Company's Annual Report on Form 10-K.


ITEM 4.  CONTROLS AND PROCEDURES

         We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

Exhibit
 Number      Description
-------      -----------
  4          First Amendment To Rights Agreement*

 99.1        Certification of Principal Executive Officer Pursuant to Section
             906 of Sarbanes-Oxley Act of 2002*

 99.2        Certification of Principal Financial Officer Pursuant to Section
             906 of Sarbanes-Oxley Act of 2002*


*Filed herewith

(b)      Reports on Form 8-K.

         None.



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


                              BRIGGS & STRATTON CORPORATION
                              -----------------------------
                                        (Registrant)


Date:  February 12, 2003.      /s/ James E. Brenn
                              -------------------
                              James E. Brenn
                              Senior Vice President and Chief Financial Officer and Duly Authorized Officer

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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES



6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 12, 2003      /s/ John S. Shiely
                              ------------------
                              John S. Shiely, Chairman, President and Chief
                              Executive Officer - Principal Executive Officer

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

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 12, 2003      /s/ James E. Brenn
                              ------------------
                              James E. Brenn, Senior Vice President and Chief
                              Financial Officer - Principal Financial Officer
                              and Chief Accounting Officer

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES


                                  EXHIBIT INDEX


Exhibit
Number   Description
------   -----------

 4       First Amendment To Rights Agreement

99.1     Certification of Principal Executive Officer Pursuant to Section 906 of
         Sarbanes-Oxley Act of 2002

99.2     Certification of Principal Financial Officer Pursuant to Section 906 of
         Sarbanes-Oxley Act of 2002