Form 10-Q
period 2003-03-30
BRIGGS & STRATTON CORP
filed 2003-05-14
CIK 14195

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

                                       OR

| |  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes |X| No | |

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes |X| No | |

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
                Class                                           March 30, 2003
---------------------------------------                       ------------------
COMMON STOCK, par value $0.01 per share                       21,626,301 Shares

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                          Page No.
                                                                          --------
PART I - FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Condensed Balance Sheets -
                     March 30, 2003 and June 30, 2002                            3

                    Consolidated Condensed Statements of Income -
                     Three Months and Nine Months ended March 30, 2003
                     and March 31, 2002                                          5

                    Consolidated Condensed Statements of Cash Flows -
                     Nine Months ended March 30, 2003 and March 31, 2002         6

                    Notes to Consolidated Condensed Financial Statements         7

         Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                        18

         Item 3.    Quantitative and Qualitative Disclosures about
                     Market Risk                                                21

         Item 4.    Controls and Procedures                                     21

PART II - OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                            21


                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                               March 30,    June 30,
                                                 2003         2002
                                              ----------   ----------
                                              (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                   $  104,942   $  215,945
  Accounts receivable, net                       389,005      201,910
  Inventories -
     Finished products and parts                 131,675      126,152
     Work in process                              82,441       61,748
     Raw materials                                 3,811        3,059
                                              ----------   ----------
         Total inventories                       217,927      190,959
  Future income tax benefits                      46,292       41,383
  Prepaid expenses and other current assets       17,140       19,747
                                              ----------   ----------
         Total current assets                    775,306      669,944
                                              ----------   ----------

OTHER ASSETS:
  Goodwill                                       161,030      161,030
  Investments                                     43,637       46,889
  Prepaid pension                                 71,581       60,343
  Deferred loan costs, net                         8,040        9,304
  Other long-term assets, net                      6,821        6,308
                                              ----------   ----------
         Total other assets                      291,109      283,874
                                              ----------   ----------

PLANT AND EQUIPMENT:
  Cost                                           890,355      879,635
  Less, accumulated depreciation                 514,369      484,420
                                              ----------   ----------
         Total plant and equipment, net          375,986      395,215
                                              ----------   ----------
                                              $1,442,401   $1,349,033
                                              ==========   ==========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                      (In thousands, except per share data)

                     LIABILITIES & SHAREHOLDERS' INVESTMENT

                                                                   March 30,       June 30,
                                                                     2003           2002
                                                                  -----------    -----------
                                                                  (Unaudited)
CURRENT LIABILITIES:
   Accounts payable                                               $   111,976    $   103,648
   Domestic notes payable                                               2,075          2,625
   Foreign loans                                                       14,948         15,270
   Accrued liabilities                                                185,719        144,480
                                                                  -----------    -----------
          Total current liabilities                                   314,718        266,023
                                                                  -----------    -----------

 OTHER LIABILITIES:
   Deferred revenue on sale of plant and equipment                     15,215         15,364
   Deferred income tax liability                                       39,759         27,405
   Accrued pension liability                                           17,193         15,750
   Accrued employee benefits liability                                 13,352         13,070
   Accrued postretirement health care obligation                       57,417         62,753
   Long-term debt                                                     500,907        499,022
                                                                  -----------    -----------
          Total other liabilities                                     643,843        633,364
                                                                  -----------    -----------

 SHAREHOLDERS' INVESTMENT:
   Common stock -
       Authorized 60,000 shares, $.01 par value, issued
           28,927 shares                                                  289            289
   Additional paid-in capital                                          35,351         35,459
   Retained earnings                                                  796,062        769,131
   Accumulated other comprehensive income (loss)                          473         (6,626)
   Unearned compensation on restricted stock                             (325)          (199)
   Treasury stock at cost, 7,280 and 7,288 shares, respectively      (348,010)      (348,408)
                                                                  -----------    -----------
          Total shareholders' investment                              483,840        449,646
                                                                  -----------    -----------
                                                                  $ 1,442,401    $ 1,349,033
                                                                  ===========    ===========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                              Three Months Ended            Nine Months Ended
                                          --------------------------    --------------------------
                                           March 30,      March 31,      March 30,      March 31,
                                             2003           2002           2003           2002
                                          -----------    -----------    -----------    -----------
NET SALES                                 $   560,431    $   517,293    $ 1,149,489    $ 1,069,638
COST OF GOODS SOLD                            443,794        414,263        928,068        892,766
                                          -----------    -----------    -----------    -----------
     Gross profit on sales                    116,637        103,030        221,421        176,872
ENGINEERING, SELLING, GENERAL
  AND ADMINISTRATIVE EXPENSES                  46,225         35,429        125,792        112,613
                                          -----------    -----------    -----------    -----------
     Income from operations                    70,412         67,601         95,629         64,259
INTEREST EXPENSE                              (10,117)       (12,400)       (30,378)       (33,923)
OTHER INCOME, net                               2,700          2,153          4,891          3,869
                                          -----------    -----------    -----------    -----------
     Income before income taxes                62,995         57,354         70,142         34,205
PROVISION FOR INCOME TAXES                     20,020         19,740         22,450         11,636
                                          -----------    -----------    -----------    -----------
NET INCOME                                $    42,975    $    37,614    $    47,692    $    22,569
                                          ===========    ===========    ===========    ===========
EARNINGS PER SHARE DATA -
     Average shares outstanding                21,626         21,620         21,626         21,608
                                          ===========    ===========    ===========    ===========
     Basic earnings per share             $      1.99    $      1.74    $      2.21    $      1.04
                                          ===========    ===========    ===========    ===========
     Diluted average shares outstanding        24,464         24,456         24,465         21,620
                                          ===========    ===========    ===========    ===========
     Diluted earnings per share           $      1.81    $      1.58    $      2.10    $      1.04
                                          ===========    ===========    ===========    ===========
CASH DIVIDENDS PER SHARE                  $      0.32    $      0.32    $      0.96    $      0.94
                                          ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                      ----------------------
                                                                      March 30,    March 31,
                                                                        2003         2002
                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  47,692    $  22,569
  Adjustments to reconcile net income to net cash used in
    operating activities -
     Depreciation and amortization                                       46,546       42,417
     Equity earnings of unconsolidated affiliates                        (3,380)      (2,435)
     Loss on disposition of plant and equipment, net                      2,889        1,903
     Provision for deferred income taxes                                  6,864        8,773
     Change in operating assets and liabilities -
        (Increase) in accounts receivable                              (185,978)    (257,137)
        (Increase) decrease in inventories                              (26,001)      88,210
        Decrease (increase) in prepaid expenses and other
          current assets                                                  2,774          (90)
        Increase in accounts payable and accrued liabilities             42,054       29,359
        (Increase) in prepaid pension, net                               (9,833)     (17,684)
        Other, net                                                       (7,131)      (6,118)
                                                                      ---------    ---------
           Net cash (used in) operating activities                      (83,504)     (90,233)
                                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to plant and equipment                                      (28,816)     (34,565)
  Proceeds received on disposition of plant and equipment                 3,298          620
  Other, net                                                              9,861        4,412
                                                                      ---------    ---------
           Net cash (used in) investing activities                      (15,657)     (29,533)
                                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (repayments) borrowings on loans and notes payable                   (872)     108,817
  Issuance cost of long-term debt                                            --         (346)
  Dividends                                                             (13,860)     (13,384)
  Proceeds from exercise of stock options                                    --          943
                                                                      ---------    ---------
           Net cash (used in) provided by financing activities          (14,732)      96,030
                                                                      ---------    ---------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
  CHANGES ON CASH AND CASH EQUIVALENTS                                    2,890          427
                                                                      ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (111,003)     (23,309)

CASH AND CASH EQUIVALENTS, beginning                                    215,945       88,743
                                                                      ---------    ---------

CASH AND CASH EQUIVALENTS, ending                                     $ 104,942    $  65,434
                                                                      =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid                                                       $  34,959    $  36,203
                                                                      =========    =========
  Income taxes paid                                                   $   6,414    $   1,312
                                                                      =========    =========

The accompanying notes are an integral part of these statements.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

General Information

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the U.S. However, in the opinion of Briggs & Stratton Corporation, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

Earnings Per Share

      Basic earnings per share, for each period presented, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed reflecting the potential dilution that would occur if options or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period.

Information on earnings per share is as follows (in thousands, except per share data):

                                                       Three Months Ended       Nine Months Ended
                                                      ---------------------   ---------------------
                                                      March 30,   March 31,   March 30,   March 31,
                                                        2003        2002        2003        2002
                                                      ---------   ---------   ---------   ---------
Net income                                            $  42,975   $  37,614   $  47,692   $  22,569

Adjustments to net income to add after tax interest
  expense on convertible notes                            1,190       1,138       3,570          --
                                                      ---------   ---------   ---------   ---------

Adjusted net income used in diluted earnings
  per share                                           $  44,165   $  38,752   $  51,262   $  22,569
                                                      =========   =========   =========   =========

Average shares of common stock outstanding               21,626      21,620      21,626      21,608

Incremental common shares applicable to common
  stock options based on the common stock average
  market price during the period                             --           5          --           7

Incremental common shares applicable to restricted
  common stock based on the common stock average
  market price during the period                             12           5          13           5

Incremental common shares applicable to convertible
  notes based on the conversion provisions of the
  convertible notes                                       2,826       2,826       2,826          --
                                                      ---------   ---------   ---------   ---------
Diluted average common shares outstanding                24,464      24,456      24,465      21,620
                                                      =========   =========   =========   =========

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

                                                     Three Months Ended         Nine Months Ended
                                                   ----------------------    ----------------------
                                                   March 30,    March 31,    March 30,    March 31,
                                                     2003         2002         2003         2002
                                                   ---------    ---------    ---------    ---------
Net income                                         $  42,975    $  37,614    $  47,692    $  22,569
                                                   ---------    ---------    ---------    ---------
Unrealized gain (loss) on marketable securities:
  Unrealized holding gain (loss) during period          (133)          52         (185)        (123)
  Reclassification adjustment for losses realized
    in net income                                      1,086           --        1,086           --
                                                   ---------    ---------    ---------    ---------
        Net realized/unrealized gain (loss)              953           52          901         (123)
                                                   ---------    ---------    ---------    ---------
Foreign currency translation adjustments               1,388         (178)       3,067          461
Unrealized gain (loss) on derivative instruments       1,094          283        3,131       (1,204)
                                                   ---------    ---------    ---------    ---------
  Total comprehensive income                       $  46,410    $  37,771    $  54,791    $  21,703
                                                   =========    =========    =========    =========

The components of Accumulated Other Comprehensive Income (Loss) as reported on the accompanying Consolidated Condensed Balance Sheets are as follows (in thousands):

                                                   March 30,    June 30,
                                                     2003         2002
                                                   ---------   ---------
Unrealized loss on marketable securities           $      --   $    (901)
Foreign currency translation adjustments                 429      (2,638)
Unrealized gain (loss) on derivative instruments          44      (3,087)
                                                   ---------   ---------
  Accumulated other comprehensive income (loss)    $     473   $  (6,626)
                                                   =========   =========

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

      Changes in the fair value of cash flow hedges are recorded on the income statement or as a component of accumulated other comprehensive income (loss). The amounts included in accumulated other comprehensive income (loss) will be reclassified into income when the forecasted transactions occur, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of fair value hedges related to interest rate swaps are recorded as an increase/decrease to long-term debt. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income. During the quarter there were no material ineffective hedges.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment and Geographic Information

      Briggs & Stratton operates in two reportable business segments, Engines and Power Products, which are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

                                                  Three Months Ended             Nine Months Ended
                                              --------------------------    --------------------------
                                               March 30,      March 31,      March 30,      March 31,
                                                 2003            2002          2003            2002
                                              -----------    -----------    -----------    -----------
NET SALES:
  Engines                                     $   499,009    $   468,613    $ 1,000,496    $   951,567
  Power Products                                   92,384         59,430        205,532        152,667
  Inter-Segment Eliminations                      (30,962)       (10,750)       (56,539)       (34,596)
                                              -----------    -----------    -----------    -----------
     Total                                    $   560,431    $   517,293    $ 1,149,489    $ 1,069,638
                                              ===========    ===========    ===========    ===========

International Sales (included in the above)
  Engines                                     $   135,076    $   130,507    $   286,940    $   266,133
  Power Products                                    4,504          1,925         12,018          7,252
                                              -----------    -----------    -----------    -----------
     Total                                    $   139,580    $   132,432    $   298,958    $   273,385
                                              ===========    ===========    ===========    ===========

GROSS PROFIT ON SALES:
  Engines                                     $   105,578    $    96,331    $   197,707    $   161,901
  Power Products                                   12,413          5,661         24,429         14,915
  Inter-Segment Eliminations                       (1,354)         1,038           (715)            56
                                              -----------    -----------    -----------    -----------
     Total                                    $   116,637    $   103,030    $   221,421    $   176,872
                                              ===========    ===========    ===========    ===========

INCOME FROM OPERATIONS:
  Engines                                     $    65,308    $    65,558    $    86,568    $    62,971
  Power Products                                    6,458          1,005          9,776          1,232
  Inter-Segment Eliminations                       (1,354)         1,038           (715)            56
                                              -----------    -----------    -----------    -----------
     Total                                    $    70,412    $    67,601    $    95,629    $    64,259
                                              ===========    ===========    ===========    ===========

Accrued Warranty Costs

         Briggs & Stratton recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Beginning Balance as of June 30, 2002                 $ 46,346
Deduct:  Payments                                      (23,404)
Add:  Provision*                                        24,066
                                                     ----------
Ending Balance March 30, 2003                         $ 47,008
                                                     ==========

      *Approximately $19 million of the provision noted above relates to warranties accrued on current period sales.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Stock Options

      Briggs & Stratton has a Stock Incentive Plan, which is accounted for under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", and no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                          Three Months Ended        Nine Months Ended
                                       -----------------------   -----------------------
                                        March 30,    March 31,    March 30,    March 31,
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
Net Income (as reported):              $   42,975   $   37,614   $   47,692   $   22,569
  Deduct employee compensation expense
    determined under a fair value based
    method, net of related tax effects        794          874        2,173        2,559
                                       ----------   ----------   ----------   ----------
Pro Forma Net Income                   $   42,181   $   36,740   $   45,519   $   20,010
                                       ==========   ==========   ==========   ==========

Earnings Per Share:
  As Reported                          $     1.99   $     1.74   $     2.21   $     1.04
  Pro Forma                            $     1.95   $     1.70   $     2.11   $     0.93

Diluted Earnings Per Share:
  As Reported                          $     1.81   $     1.58   $     2.10   $     1.04
  Pro Forma                            $     1.77   $     1.55   $     2.01   $     0.93

Long-Lived Assets

      On July 1, 2002, Briggs & Stratton adopted Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of Financial Accounting Standard No. 144 did not have any material impact on Briggs & Stratton's consolidated condensed financial statements.

New Accounting Pronouncements

      In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-03, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)" and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Briggs & Stratton adopted this statement in the current quarter. The adoption of this statement did not have a material impact on its consolidated financial position, results of operations or cash flows.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. Briggs & Stratton adopted the disclosure requirements of this interpretation in the current year. The adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

      In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No.148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, "Accounting for Stock-Based Compensation". Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The disclosure requirements are effective for interim periods beginning after December 31, 2002. Briggs & Stratton adopted this statement in the current quarter. The adoption of this statement did not have a material impact on its consolidated financial position, results of operations or cash flows.

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

      The most significant accounting estimates inherent in the preparation of our consolidated financial statements include estimates as to the recovery of accounts receivable, as well as those estimates used in the determination of liabilities related to customer rebates, pension obligations, warranty, product liability, group health insurance and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some instances actuarial techniques. Briggs & Stratton reevaluates these significant factors as facts and circumstances change. Historically, actual results have not differed significantly from our estimates.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Financial Information of Subsidiary Guarantor of Indebtedness

      In June of 1997, Briggs & Stratton issued $100 million of 7.25% senior notes to finance the purchase of outstanding shares. In May 2001, the Company issued $275 million of 8.875% senior notes to fund the acquisition of Generac Portable Products, LLC (effective January 1, 2003, Generac Portable Products, LLC changed its name to Briggs & Stratton Power Products Group, LLC ("BSPP")) and $140 million of 5% convertible senior notes to replace an existing revolving line of credit. In addition, Briggs & Stratton has a $300 million revolving credit facility that expires in September 2004 used to finance seasonal working capital needs.

      Under the terms of Briggs & Stratton's 8.875% senior notes, 5.00% convertible senior notes, 7.25% senior notes and our revolving credit agreement, (collectively, the "Domestic Indebtedness"), BSPP became a joint and several guarantor of the Domestic Indebtedness (the "Guarantor"). Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently all of the Domestic Indebtedness is unsecured. In the event that the ratings of certain of our debt are reduced, our Domestic Indebtedness, excluding the convertible notes, will be entitled to participate in a pledge of substantially all of our assets. The Guarantor, at that time, is obligated to pay the outstanding Domestic Indebtedness if Briggs & Stratton were to fail to make a payment of interest or principal on its due date. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

                                                                       March 30, 2003
                                                                          Carrying              Maximum
                                                                           Amount              Guarantee
                                                                      -----------------    -----------------
8.875% Senior Notes, due March 15, 2011                                 $     271,737        $     275,000

5.00% Convertible Senior Notes, due May 15, 2006                        $     140,000        $     140,000

7.25% Senior Notes, due September 15, 2007                              $      89,170        $      90,000

Revolving Credit Facility, expiring September 2004                      $          --        $     300,000

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

      The following condensed supplemental consolidating financial information reflects the operations of BSPP, the Guarantor Subsidiary (in thousands):

                                  BALANCE SHEET
                              As of March 30, 2003

                              Briggs & Stratton      Guarantor    Non-Guarantor
                                 Corporation        Subsidiary    Subsidiaries    Eliminations    Consolidated
                              -----------------    ------------   ------------    ------------    ------------
Current Assets                   $    589,480      $    140,260   $    100,366    $    (54,800)   $    775,306
Investment in Subsidiaries            339,045                --             --        (339,045)             --
Non-Current Assets                    482,729           181,204          3,162              --         667,095
                                 ------------      ------------   ------------    ------------    ------------
                                 $  1,411,254      $    321,464   $    103,528    $   (393,845)   $  1,442,401
                                 ============      ============   ============    ============    ============

Current Liabilities              $    271,896      $     43,905   $     45,800    $    (46,883)   $    314,718
Long-Term Debt                        500,907                --             --              --         500,907
Other Long-Term Obligations           139,273             3,625             38              --         142,936
Shareholders' Investment              499,178           273,934         57,690        (346,962)        483,840
                                 ------------      ------------   ------------    ------------    ------------
                                 $  1,411,254      $    321,464   $    103,528    $   (393,845)   $  1,442,401
                                 ============      ============   ============    ============    ============

                                  BALANCE SHEET
                               As of June 30, 2002

                              Briggs & Stratton    Guarantor      Non-Guarantor
                                 Corporation       Subsidiary      Subsidiaries    Eliminations    Consolidated
                              -----------------   ------------    -------------    ------------    ------------
Current Assets                $         527,111   $     96,534    $      70,387    $    (24,088)   $    669,944
Investment in Subsidiaries              312,679             --               --        (312,679)             --
Non-Current Assets                      494,052        182,665            2,372              --         679,089
                              -----------------   ------------    -------------    ------------    ------------
                              $       1,333,842   $    279,199    $      72,759    $   (336,767)   $  1,349,033
                              =================   ============    =============    ============    ============

Current Liabilities           $         244,497   $     10,133    $      30,327    $    (18,934)   $    266,023
Long-Term Debt                          499,022             --               --              --         499,022
Other Long-Term Obligations             135,192           (850)              --              --         134,342
Shareholders' Investment                455,131        269,916           42,432        (317,833)        449,646
                              -----------------   ------------    -------------    ------------    ------------
                              $       1,333,842   $    279,199    $      72,759    $   (336,767)   $  1,349,033
                              =================   ============    =============    ============    ============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                               STATEMENT OF INCOME
                    For the Three Months Ended March 30, 2003

                                    Briggs & Stratton     Guarantor      Non-Guarantor
                                       Corporation        Subsidiary     Subsidiaries     Eliminations    Consolidated
                                    -----------------    ------------    -------------    ------------    ------------
Net Sales                           $         477,855    $     91,173    $      34,602    $    (43,199)   $    560,431
Cost of Goods Sold                            379,561          79,119           27,041         (41,927)        443,794
                                    -----------------    ------------    -------------    ------------    ------------
  Gross Profit                                 98,294          12,054            7,561          (1,272)        116,637
Engineering, Selling, General and
  Administrative Expenses                      35,260           5,955            5,010              --          46,225
                                    -----------------    ------------    -------------    ------------    ------------
     Income from Operations                    63,034           6,099            2,551          (1,272)         70,412
Interest Expense                               (9,868)             (1)            (167)            (81)        (10,117)
Other Income, Net                               4,159              78            3,265          (4,802)          2,700
                                    -----------------    ------------    -------------    ------------    ------------
  Income Before Income Taxes                   57,325           6,176            5,649          (6,155)         62,995
Provision for Income Taxes                     14,350           5,098              572              --          20,020
                                    -----------------    ------------    -------------    ------------    ------------
Net Income                          $          42,975    $      1,078    $       5,077    $     (6,155)   $     42,975
                                    =================    ============    =============    ============    ============

                               STATEMENT OF INCOME
                    For the Nine Months Ended March 30, 2003

                                    Briggs & Stratton     Guarantor      Non-Guarantor
                                       Corporation        Subsidiary     Subsidiaries     Eliminations    Consolidated
                                    -----------------    ------------    -------------    ------------    ------------
Net Sales                           $         958,807    $    203,051    $      82,996    $    (95,365)   $  1,149,489
Cost of Goods Sold                            778,458         179,648           62,980         (93,018)        928,068
                                    -----------------    ------------    -------------    ------------    ------------
  Gross Profit                                180,349          23,403           20,016          (2,347)        221,421
Engineering, Selling, General and
  Administrative Expenses                      98,884          14,653           12,255              --         125,792
                                    -----------------    ------------    -------------    ------------    ------------
     Income from Operations                    81,465           8,750            7,761          (2,347)         95,629
Interest Expense                              (29,783)             (7)            (507)            (81)        (30,378)
Other Income, Net                              10,747           1,144            3,474         (10,474)          4,891
                                    -----------------    ------------    -------------    ------------    ------------
  Income Before Income Taxes                   62,429           9,887           10,728         (12,902)         70,142
Provision for Income Taxes                     14,737           6,418            1,295              --          22,450
                                    -----------------    ------------    -------------    ------------    ------------
Net Income                          $          47,692    $      3,469    $       9,433    $    (12,902)   $     47,692
                                    =================    ============    =============    ============    ============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                               STATEMENT OF INCOME
                    For the Three Months Ended March 31, 2002

                                    Briggs & Stratton     Guarantor      Non-Guarantor
                                       Corporation        Subsidiary     Subsidiaries     Eliminations    Consolidated
                                    -----------------    ------------    -------------    ------------    ------------
Net Sales                           $         462,028    $     58,525    $      23,500    $    (26,760)   $    517,293
Cost of Goods Sold                            370,550          53,309           18,143         (27,739)        414,263
                                    -----------------    ------------    -------------    ------------    ------------
  Gross Profit                                 91,478           5,216            5,357             979         103,030
Engineering, Selling, General and
  Administrative Expenses                      27,625           4,656            3,148              --          35,429
                                    -----------------    ------------    -------------    ------------    ------------
  Income from Operations                       63,853             560            2,209             979          67,601
Interest Expense                              (11,570)            (10)            (820)             --         (12,400)
Other Income, Net                               3,650              77           12,611         (14,185)          2,153
                                    -----------------    ------------    -------------    ------------    ------------
  Income Before Income Taxes                   55,933             627           14,000         (13,206)         57,354
Provision for Income Taxes                     18,999             241              500              --          19,740
                                    -----------------    ------------    -------------    ------------    ------------
Net Income                          $          36,934    $        386    $      13,500    $    (13,206)   $     37,614
                                    =================    ============    =============    ============    ============

                               STATEMENT OF INCOME
                    For the Nine Months Ended March 31, 2002

                                    Briggs & Stratton     Guarantor      Non-Guarantor
                                       Corporation        Subsidiary     Subsidiaries     Eliminations    Consolidated
                                    -----------------    ------------    -------------    ------------    ------------
Net Sales                           $         932,172    $    151,134    $      59,605    $    (73,273)   $  1,069,638
Cost of Goods Sold                            781,695         137,198           46,426         (72,553)        892,766
                                    -----------------    ------------    -------------    ------------    ------------
  Gross profit                                150,477          13,936           13,179            (720)        176,872
Engineering, Selling, General and
  Administrative Expenses                      89,181          13,682            9,750              --         112,613
                                    -----------------    ------------    -------------    ------------    ------------
  Income from Operations                       61,296             254            3,429            (720)         64,259
Interest Expense                              (32,712)            (49)          (1,246)             84         (33,923)
Other Income, Net                               3,714             160           13,076         (13,081)          3,869
                                    -----------------    ------------    -------------    ------------    ------------
  Income Before Income Taxes                   32,298             365           15,259         (13,717)         34,205
Provision for Income Taxes                     10,409             157            1,070              --          11,636
                                    -----------------    ------------    -------------    ------------    ------------
Net Income                          $          21,889    $        208    $      14,189    $    (13,717)   $     22,569
                                    =================    ============    =============    ============    ============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                    For the Nine Months Ended March 30, 2003

                                          Briggs & Stratton     Guarantor      Non-Guarantor
                                             Corporation        Subsidiary     Subsidiaries     Eliminations   Consolidated
                                          -----------------    ------------    -------------    ------------   ------------
Net Cash (Used in) Operating Activities   $         (80,752)   $     (1,234)   $      (1,518)   $         --   $    (83,504)
                                          -----------------    ------------    -------------    ------------   ------------

Cash Flows from Investing Activities:
  Additions to Plant and Equipment                  (25,903)         (2,514)            (399)             --        (28,816)
  Proceeds Received on Disposition
    of Plant and Equipment                              141           3,114               43              --          3,298
  Other, net                                          3,310              --            6,551              --          9,861
                                          -----------------    ------------    -------------    ------------   ------------
Net Cash (Used in) Provided by
  Investing Activities                              (22,452)            600            6,195              --        (15,657)
                                          -----------------    ------------    -------------    ------------   ------------

Cash Flows from Financing Activities:
  Net Borrowings (Repayments) on
     Loans and Notes Payable                            543          (1,093)            (322)             --           (872)
  Dividends                                         (13,860)             --               --              --        (13,860)
                                          -----------------    ------------    -------------    ------------   ------------
Net Cash (Used in)  Financing
  Activities                                        (13,317)         (1,093)            (322)             --        (14,732)
                                          -----------------    ------------    -------------    ------------   ------------

Effect of Exchange Rate Changes                          --             483            2,407              --          2,890
                                          -----------------    ------------    -------------    ------------   ------------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                 (116,521)         (1,244)           6,762              --       (111,003)
Cash and Cash Equivalents, Beginning                211,610             953            3,382              --        215,945
                                          -----------------    ------------    -------------    ------------   ------------
Cash and Cash Equivalents, Ending         $          95,089    $       (291)   $      10,144    $         --   $    104,942
                                          =================    ============    =============    ============   ============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS
                    For the Nine Months Ended March 31, 2002

                                        Briggs & Stratton     Guarantor      Non-Guarantor
                                           Corporation        Subsidiary     Subsidiaries     Eliminations    Consolidated
                                        -----------------    ------------    -------------    ------------    ------------
Net Cash (Used in) Provided by
  Operating Activities                    $       (92,156)   $      1,467    $       2,544    $     (2,088)   $    (90,233)
                                        -----------------    ------------    -------------    ------------    ------------

Cash Flows from Investing Activities:
  Additions to Plant and Equipment                (32,745)         (1,409)            (411)             --         (34,565)
  Proceeds Received on Disposition
    of Plant and Equipment                            581              19               20              --             620
     Other, net                                     3,706              --              706              --           4,412
                                        -----------------    ------------    -------------    ------------    ------------
Net Cash (Used in) Provided by
  Investing Activities                            (28,458)         (1,390)             315              --         (29,533)
                                        -----------------    ------------    -------------    ------------    ------------

Cash Flows from Financing Activities:
  Net Borrowings (Repayments) on
     Loans and Notes Payable                      108,657             821             (661)             --         108,817
  Issuance Cost of Long-Term Debt                    (346)             --               --              --            (346)
  Dividends                                       (13,384)             --           (2,088)          2,088         (13,384)
  Proceeds from Exercise of
     Stock Options                                    943              --               --              --             943
                                        -----------------    ------------    -------------    ------------    ------------
Net Cash (Used in) Provided by
  Financing Activities                             95,870             821           (2,749)          2,088          96,030
                                        -----------------    ------------    -------------    ------------    ------------

Effect of Exchange Rate Changes                        --             146              281              --             427
                                        -----------------    ------------    -------------    ------------    ------------

Net (Decrease) Increase in Cash and
  Cash Equivalents                                (24,744)          1,044              391              --         (23,309)
Cash and Cash Equivalents, Beginning               85,282             683            2,778              --          88,743
                                        -----------------    ------------    -------------    ------------    ------------
Cash and Cash Equivalents, Ending       $          60,538    $      1,727    $       3,169    $         --    $     65,434
                                        =================    ============    =============    ============    ============

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following is management's discussion and analysis of Briggs & Stratton's financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

                              RESULTS OF OPERATIONS

SALES

      Net sales for the third quarter of fiscal 2003 totaled $560 million, an increase of $43 million or 8% when compared to fiscal 2002. The increase was the result of a $33 million and $10 million increase in Power Products and Engine sales, respectively.

      Third quarter net sales for the Engine Segment were $499 million in fiscal 2003 and $469 million in fiscal 2002. Approximately half of the $30 million increase is related to volume increases that occurred about equally in both engine components and engine product categories. Engine sales increases were primarily the result of increased international shipments and increased shipments for generators and pressure washers offset by lower shipments for lawn and garden applications. The strengthened Euro was primarily responsible for about a third of the revenue improvement and the remainder of the increase was due to a sales mix that favored higher value engines.

      Third quarter net sales for the Power Products Segment were $92 million versus $59 million in the same period a year ago. The 55% increase in net sales was driven by an 80% increase in generator sales volume and a 66% increase in pressure washer sales volume offset by a sales mix that favored lower priced units. Generator sales increases resulted from late winter ice storm activity, new product offerings and increased market presence at a major retailer. Pressure washer sales increases were driven by strong marketing programs and increased penetration at several retailers.

      Net sales for the nine months ended March 30, 2003 totaled $1.2 billion, an increase of $80 million or 7% compared to the first nine months of the prior year. The increase was the result of a $53 million and $27 million increase in Power Products and Engine sales, respectively.

      Nine-month sales for the Engine Segment were $1.0 billion in fiscal 2003 versus $952 million in the prior year. Improved product shipment mix to higher priced units accounted for approximately 40% of the sales increase. Another 40% of the increase was the result of increased volume for engines and components. Increased international revenues resulting from the stronger Euro was the final major factor accounting for the sales improvement.

      Nine-month sales for the Power Products Segment were $206 million compared to $153 million in the prior year. The increase is attributable to increased generator sales driven by increased ice storm and hurricane activity in the current year and pressure washer sales driven by strong marketing efforts and enhanced retail presence.

GROSS PROFIT MARGIN

      The gross profit margin increased to 21% from 20% in the preceding year's third quarter. The gross profit margin in the Engine Segment was 21% in the third quarter of fiscal 2003 and 2002. The gross profit margin for Power Products improved to 13% in the third quarter of fiscal 2003 from 10% in fiscal 2002.

      Engine Segment gross profit margin percentages remained flat as the favorable impact of a strengthening Euro, manufacturing cost reduction efforts and price increases were offset by increased employee benefit costs including profit sharing, group insurance, and reduced pension income.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

      The improvement in Power Products gross profit margins reflects the benefit of increased manufacturing volume, productivity improvement and a favorable mix of higher value products in the current year. These gains were partially offset by the negative impact of the Euro on certain purchased components.

      The gross profit margin for the nine-month period increased to 19% from 17% in the preceding year.

      The Engine Segment had a gross profit margin of 20% for the nine-month period in fiscal 2003, versus 17% in fiscal 2002. The increase is attributable to the 56% increase in production experienced in the first quarter, the elimination of the $5 million charge for an early retirement incentive plan in fiscal 2002, and the impact of a strengthening Euro.

      The Power Products Segment gross profit margin increased to 12% for the nine-month period in fiscal 2003 from 10% in fiscal 2002. This increase is essentially attributable to increased production volume as discussed above for the third quarter.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

      Engineering, selling, general and administrative expenses were $46 million in the third quarter of fiscal 2003 and $35 million in fiscal 2002. This is reflective of a $5 million increase in employee benefit costs, including profit sharing, group insurance and reduced pension income. Selling costs also increased approximately $3 million reflecting increased variable selling expenses due to volume improvements and the impact of a strengthening Euro.

      This category increased $13 million in the comparative nine-month periods. The increase is attributable to increases in employee benefit costs of $11 million, and variable selling costs of $4 million, offset by the elimination of the early retirement charge of $3 million taken in the second quarter last year.

INTEREST EXPENSE

      Interest expense decreased $2 million in the third quarter and $4 million in the nine-month comparisons. The decrease reflects reduced borrowings and the impact of a fixed to variable interest rate swap on $50 million of our 8.875% senior notes due March 15, 2011.

PROVISION FOR INCOME TAXES

      The effective tax rate used in both the third quarter and nine-month periods for the current year was 32%. Last year's rate was 34% for the third quarter and nine-month periods. The reduction in the rate reflects anticipated tax credits related to increased foreign sourced income.

                         LIQUIDITY AND CAPITAL RESOURCES

      Cash used in operating activities for the nine-month period of fiscal 2003 was $84 million, a decrease of $7 million from fiscal 2002. This reflects an increase in net income of $25 million offset by increased working capital requirements. The increase in working capital requirements was driven primarily by inventory increases in the current period offset by changes in receivable balances between years.

      In the nine-month period of fiscal 2003, we used $16 million in investing activities, compared to $30 million in fiscal 2002. Additions to plant and equipment comprise the majority of all investing activity in both years. Lower spending in current year is attributable to the timing of capital projects.

      Net cash used in financing activities was $15 million in fiscal 2003 versus net cash provided by financing activities of $96 million in fiscal 2002. The decrease is attributable entirely to a reduction in short-term working capital borrowings versus the prior year.

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                     FUTURE LIQUIDITY AND CAPITAL RESOURCES

      We have remaining authorization to buy up to 1.8 million shares of our common stock in open market or private transactions under the June 2000 Board of Directors' authorization to repurchase up to 2.0 million shares. We do not anticipate repurchasing any shares in fiscal 2003.

      Management expects cash outflows for capital expenditures to total approximately $45-$50 million in fiscal 2003. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash and short-term borrowings.

      In October 2002, we began managing our debt portfolio using interest rate swaps to achieve a desired mix of fixed and floating rates. We currently have interest rate swaps relating to our $275 million 8.875% senior notes due in 2011. The swaps convert $50 million of notional amounts from a fixed rate to a floating rate (libor-set-in-arrears), and mature in 2011. The floating rate on the interest rate swap at March 30, 2003 was 5.45%.

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

ITEM 4. CONTROLS AND PROCEDURES

                EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We maintain a system of disclosure controls and procedures (as defined in Rules 13d-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) designed to provide reasonable assurance that material information about the Company is made known to the officers certifying this report, and accordingly is reflected in our SEC reports, including this report. Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

                           CHANGE IN INTERNAL CONTROLS

      There have been no significant changes in our internal controls (which are designed to provide reasonable assurance as to the reliability of our published financial statements) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Exhibit
      Number         Description
      ------         -----------

      10.0           Amendment to Deferred Compensation Plan for Directors*

      10.1           Amendment to Key Employee Savings and Investment Plan*

      10.2           Amendment to Stock Incentive Plan*

      99.1           Certification of Principal Executive Officer Pursuant to
                     Section 906 of Sarbanes-Oxley Act of 2002*

      99.2           Certification of Principal Financial Officer Pursuant to
                     Section 906 of Sarbanes-Oxley Act of 2002*

      *Filed herewith

(b)   Reports on Form 8-K.

      On April 17, 2003, Briggs & Stratton Corporation filed a report on Form 8-K dated April 17, 2003, to furnish as an exhibit the press release reporting its fiscal 2003 third quarter financial results.

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

                           BRIGGS & STRATTON CORPORATION
                           -----------------------------
                                    (Registrant)

Date:  May 12, 2003        /s/ James E. Brenn
                           ------------------------------------
                           James E. Brenn
                           Senior Vice President and Chief Financial Officer and
                           Duly Authorized Officer

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

Date:  May 12, 2003              /s/ John S. Shiely
                                 -----------------------------------------------
                                 John S. Shiely, Chairman, President and Chief
                                 Executive Officer - Principal Executive Officer

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

Date:  May 12, 2003       /s/ James E. Brenn
                          ------------------------------------------------------
                          James E. Brenn, Senior Vice President and Chief
                          Financial Officer - Principal Financial Officer and
                          Chief Accounting Officer

                 BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

                                  EXHIBIT INDEX

Exhibit
Number            Description
------            -----------

  10.0            Amendment to Deferred Compensation Plan for Directors

  10.1            Amendment to Key Employee Savings and Investment Plan

  10.2            Amendment to Stock Incentive Plan

  99.1            Certification of Principal Executive Officer Pursuant to
                  Section 906 of Sarbanes-Oxley Act of 2002

  99.2            Certification of Principal Financial Officer Pursuant to
                  Section 906 of Sarbanes-Oxley Act of 2002