Form 10-K
period 2003-06-29
BRIGGS & STRATTON CORP
filed 2003-09-11
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 29, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-1370

BRIGGS & STRATTON CORPORATION

(Exact name of registrant as specified in its charter)

A Wisconsin Corporation	39-0182330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12301 WEST WIRTH STREET WAUWATOSA, WISCONSIN	53222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 414-259-5333

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $0.01 per share)	New York Stock Exchange
Common Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒  No  ☐

The aggregate market value of voting stock held by nonaffiliates of the registrant was approximately $857,207,926 based on the reported last sale price of such securities as of December 27, 2002.

Number of Shares of Common Stock Outstanding at August 21, 2003: 22,103,623.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for Annual Meeting on October 15, 2003	Part III

The Exhibit Index is located on page 46.

BRIGGS & STRATTON CORPORATION

FISCAL 2003 FORM 10-K

Cautionary Statement on Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “plan,” “seek,” “think,” “will” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on Briggs & Stratton’s current views and assumptions and involve risks and uncertainties that include, among other things: our ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

PART I

ITEM 1. BUSINESS

Briggs & Stratton is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are primarily aluminum alloy gasoline engines ranging from 3 to 31 horsepower.

Additionally, through its wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC, Briggs & Stratton is a leading designer, manufacturer and marketer of portable generators, pressure washers and related accessories. Briggs & Stratton acquired Generac Portable Products, Inc. on May 15, 2001. Generac Portable Products, Inc. was merged with, and into Generac Portable Products, LLC on June 30, 2002, and changed its name to Briggs & Stratton Power Products Group, LLC (BSPPG) effective December 31, 2002.

Briggs & Stratton conducts its operations in two reportable segments: Engines and Power Products. Further information about Briggs & Stratton’s business segments is contained in Note 5 of the Notes to Consolidated Financial Statements.

The Company’s Internet address is www.briggsandstratton.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission.

Engines

General

Briggs & Stratton’s engines are used primarily by the lawn and garden equipment industry, which accounted for 81% of fiscal 2003 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 19% of OEM sales in fiscal 2003 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps and pressure washers. Many retailers specify Briggs & Stratton’s engines on the powered equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is only a component. Briggs & Stratton engines are marketed under various brand names including Classic™, Sprint™, Quattro™, Quantum®, INTEK™, I/C®, Industrial Plus™ and Vanguard™.

In fiscal 2003, approximately 24% of Briggs & Stratton’s net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Canada, the Czech Republic, England, France, Germany, Mexico, New Zealand, the Philippines, Russia, South Africa, Sweden, and United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More detailed information about our foreign operations is in Note 5 of the Notes to Consolidated Financial Statements.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. Briggs & Stratton’s marketing staff and engineers in the United States provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. Briggs & Stratton owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to approximately 35,000 independently owned, authorized service dealers throughout the world. These distributors and service dealers implement Briggs & Stratton’s commitment to reliability and service.

Customers

Briggs & Stratton’s engine sales are made primarily to OEMs. Briggs & Stratton’s three largest engine customers in each of the last three fiscal years were AB Electrolux (principally its Electrolux Home Products Group), MTD Products Inc. and Murray Inc. (owned by Summersong Investments, Inc.). Sales to each of these customers were more than 10% of net sales in fiscal 2003, 2002, and 2001. Sales to all three combined were 41%, 47% and 46% of consolidated net sales in fiscal 2003, 2002 and 2001, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements with these large customers.

Briggs & Stratton believes that in fiscal 2003 more than 80% of all lawn and garden equipment sold in the United States was sold through mass merchandisers such as Sears, Roebuck and Co. (Sears), The Home Depot, Inc. (The Home Depot), Wal*Mart Stores, Inc. (Wal*Mart), and Lowe’s Home Centers, Inc. (Lowe’s). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure. Briggs & Stratton expects that this pricing trend will continue in the foreseeable future. Briggs & Stratton believes that a similar trend has developed for its products in industrial and consumer applications outside of the lawn and garden market.

Competition

Briggs & Stratton’s major domestic competitors in engine manufacturing are Tecumseh Products Company (Tecumseh), Honda Motor Co., Ltd. (Honda), Kohler Co. and Kawasaki Heavy Industries, Ltd. (Kawasaki). Several Japanese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with Briggs & Stratton in world markets in the sale of engines to other OEMs and indirectly through their sale of end products. Tecumseh Europa S.p.A., located in Italy, is a major competitor in Europe.

Briggs & Stratton believes it has a significant share of the worldwide market for engines that power outdoor equipment.

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

Seasonality of Demand

Sales of engines to lawn and garden OEMs are highly seasonal because of consumer buying patterns. The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Sales of lawn and garden equipment are also influenced by weather conditions. Sales in Briggs & Stratton’s fiscal third quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest.

In order to efficiently use its capital investments and meet seasonal demand for engines, Briggs & Stratton pursues a relatively balanced production schedule throughout the year. The schedule is adjusted to reflect changes in estimated demand, customer inventory levels and other matters outside the control of Briggs & Stratton. Accordingly, inventory levels generally increase during the first and second fiscal quarters in anticipation of customer demand. Inventory levels begin to decrease as sales increase in the third fiscal quarter. This seasonal pattern results in high inventories and low cash flow for Briggs & Stratton in the second and the beginning of the third fiscal quarters. The pattern results in higher cash flow in the latter portion of the third fiscal quarter and in the fourth fiscal quarter as inventories are liquidated and receivables are collected.

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

Briggs & Stratton has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan and with Starting Industrial of Japan for the production of rewind starters in the U.S. Briggs & Stratton is also the majority owner in a joint venture with China Machinery & Electronic Holding Corporation and China Yimin Machine Plant for the production of engines in China.

Briggs & Stratton has a strategic relationship with Mitsubishi Heavy Industries (MHI) for the global distribution of air cooled gasoline engines manufactured by MHI in Japan under Briggs & Stratton’s Vanguard™ brand.

Power Products

General

In May 2001, Briggs & Stratton acquired BSPPG. BSPPG’s two principal product lines are portable and home stand-by generators (“generators”) and pressure washers. BSPPG sells its products through multiple channels of retail distribution, including home centers, warehouse clubs, mass merchants and independent dealers.

BSPPG has assembled a comprehensive after-sales service network in North America for generators and pressure washers comprised of approximately 3,000 authorized independent dealers. BSPPG maintains its independent dealer network for the purpose of providing the after-sales service capability that supports its products.

To support its European power generator business, BSPPG has local sales offices in England, Germany and Spain.

Customers

BSPPG sells to consumer home centers and warehouse clubs, as well as mass merchants and independent dealers. Historically, BSPPG’s major customers have been Lowe’s, Costco Companies, Inc., The Home Depot and Sears. Other U.S. retail customers include Sam’s Club, Tractor Supply Company, Tru-Serv Incorporated, and Wal*Mart.

Competition

The U.S. engine powered equipment industry, in which Briggs & Stratton competes (the “power products industry”), is highly concentrated with approximately five competitors. The principal competitive factors in the power products industry include price, service, product performance, technical innovation and delivery. In the manufacture and sale of generators, BSPPG competes primarily with Coleman Powermate (part of The Coleman Company, Inc., an affiliate of Sunbeam Corporation) and Honda. In the manufacture and sale of pressure washers, BSPPG competes primarily with DeVilbiss Air Power Company (part of Pentair, Inc.) and to a lesser extent, with Coleman Powermate, Alfred Karcher GmbH & Co. and Campbell Hausfeld (part of Berkshire Hathaway, Inc.).

BSPPG believes it has a significant share of the North American market for generators and consumer pressure washers.

Seasonality of Demand

Sales of BSPPG’s products are subject to seasonal patterns. Due to seasonal and regional weather factors, sales of pressure washers and related working capital requirements are typically higher during the fiscal third and fourth quarters than at other times of the year. Sales of generators are typically higher during the summer and fall tropical storm seasons.

Manufacturing

BSPPG’s U.S. manufacturing facility is located in Jefferson, Wisconsin. BSPPG produces generators and pressure washers at this location.

BSPPG manufactures core components for generators, where such integration improves operating profitability by providing lower costs.

BSPPG purchases engines from its parent, Briggs & Stratton, as well as from Generac Power Systems, Inc. and Honda. BSPPG has not experienced any difficulty obtaining necessary purchased components.

To service BSPPG’s European customer base more effectively, BSPPG designs and assembles its European products in a leased facility in Cheshire, England. This facility imports alternators, engines and other components and assembles generators to meet European product requirements.

Consolidated

General Information

Briggs & Stratton holds patents on features incorporated in its products; however, the success of Briggs & Stratton’s business is not considered to be primarily dependent upon patent protection. Trademarks, licenses, franchises and concessions are not a material factor in Briggs & Stratton’s business.

For the years ending June 29, 2003, June 30, 2002 and July 1, 2001, Briggs & Stratton spent approximately $26.4 million, $23.7 million and $21.5 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by Briggs & Stratton during the fiscal year was 7,147. Employment ranged from a low of 7,007 in July 2002 to a high of 7,249 in June 2003.

Export Sales

Export sales for fiscal 2003, 2002 and 2001 were $401.2 million (24% of net sales), $365.5 million (24% of net sales) and $325.6 million (25% of net sales), respectively. These sales were principally to customers in European countries. Refer to Note 5 of Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 12 of Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

ITEM 2. PROPERTIES

The corporate offices and one of Briggs & Stratton’s engine manufacturing facilities are located in Wauwatosa, Wisconsin. Briggs & Stratton also has engine manufacturing facilities in Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama and Statesboro, Georgia. These are owned facilities containing 3.6 million square feet of office and production area. Briggs & Stratton occupies warehouse space totalling approximately 380,000 square feet in Menomonee Falls, Wisconsin under a reservation of interest agreement. Briggs & Stratton also leases warehouse space in the localities of its engine manufacturing facilities, except Wisconsin, totalling 460,000 square feet.

BSPPG’s office and domestic manufacturing facility are located in Jefferson, Wisconsin and contain 250,000 square feet of office and production area. BSPPG leases warehouse space totaling 270,000 square feet in three communities in Wisconsin.

The engine business with the OEMs is seasonal, with demand for engines at its height in the winter and early spring. Engine manufacturing operations run at capacity levels during the peak season, with many operations running three shifts. Engine operations generally run fewer shifts in the summer, when demand is weakest and production levels are lower. During the winter, when finished goods inventories reach their highest levels, owned warehouse space may be insufficient and capacity may be expanded through rented space.

Briggs & Stratton leases approximately 310,000 square feet of space to house its foreign sales and service operations in Australia, Austria, Canada, China, the Czech Republic, England, France, Germany, Mexico, the Netherlands, New Zealand, the Philippines, Russia, South Africa, Spain, Sweden, Switzerland and United Arab Emirates.

Briggs & Stratton’s owned properties are well maintained. Briggs & Stratton believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner.

ITEM 3. LEGAL PROCEEDINGS

Briggs & Stratton is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability) and patent and trademark matters. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 29, 2003.

Executive Officers of the Registrant

Name, Age, Position	Business experience for Past Five Years

JOHN S. SHIELY, 51 Chairman, President and Chief Executive Officer (1)(2)(3)	Mr. Shiely was elected to his current position effective January 2003, after serving as President and Chief Executive Officer since July 2001 and President and Chief Operating Officer since August 1994.

JAMES E. BRENN, 55 Senior Vice president and Chief Financial Officer	Mr. Brenn was elected to his current position in October 1998, after serving as Vice President and Controller since November 1988. He also served as Treasurer from November 1999 until January 2000.

DAVID G. DEBAETS, 40 Vice President and General Manager – Large Engine Division	Mr. DeBaets was elected an executive officer effective September 2003. He has served as Vice President and General Manager – Large Engine Division since April 2000. He also served as Vice President and General Manager – Die Cast Components from May 1996 to April 2000.

MARK R. HAZELTINE, 60 Vice President and Sales Manager – Consumer Products	Mr. Hazeltine was elected to his current position in May 2002, after serving as Vice President and Sales Manager – Consumer Lawn & Garden since July 1999. He also served as Sales Manager from February 1995 to June 1999.

ROBERT F. HEATH, 55 Secretary	Mr. Heath was elected to his current position in January 2002. He served as Assistant Secretary from January 2001 to December 2001. In addition, Mr. Heath is Vice President and General Counsel and has served in these positions since January 2001. He also served as General Counsel since December 1997.

PAUL M. NEYLON, 56 Senior Vice President – Engine Products Division	Mr. Neylon was elected to his current position in October 2001, after serving as Senior Vice President – Production from August 2000 to October 2001 and as Vice President – Production from May 1999 to July 2000. He previously served as Vice President – Operations Support since January 1999 and prior to that held the position of Vice President and General Manager – Spectrum Division.

WILLIAM H. REITMAN, 47 Vice President – Marketing	Mr. Reitman was elected an executive officer effective April 1998. He has served as Vice President – Marketing since November 1995.

STEPHEN H. RUGG, 56 Senior Vice President – Sales and Service	Mr. Rugg was elected to his current position in May 1999, after serving as Vice President – Sales since November 1995.

THOMAS R. SAVAGE, 55 Senior Vice President – Administration	Mr. Savage was elected to his current position effective July 1997, after serving as Vice President – Administration and General Counsel since November 1994. He also served as Secretary from November 1999 to June 2000.

MICHAEL D. SCHOEN, 43 Vice President – International	Mr. Schoen was elected to his current position effective July 2001. He was elected an executive officer in August 2000, after serving as Vice President – Operations Support since July 1999. He previously held the position of Vice President – International Operations since July 1996.

VINCENT R. SHIELY, 43 Vice President and General Manager – Engine Products Division (3)	Mr. Shiely was elected to the position of Vice President and General Manager – Engine Products effective in September 2002 after serving as Vice President and General Manager – Business Units since December 2001. He also served as Vice President and General Manager – Electrical Products Division since October 1998.

TODD J. TESKE, 38 Senior Vice President and President – Briggs & Stratton Power Products Group, LLC	Mr. Teske was elected to his current position effective September 2003 after serving as Vice President and President – Briggs & Stratton Power Products Group, LLC since February 2003. He also served as Vice President – Corporate Development from March 2001 after serving as Controller since October 1998. He previously served as Assistant Controller.

CARITA R. TWINEM, 48 Treasurer	Ms. Twinem was elected to her current position in February 2000, after serving as Tax Director since July 1994.

JOSEPH C. WRIGHT, 44 Vice President and General Manager – Small Engine Division	Mr. Wright was elected an executive officer effective September 2002. He has served as Vice President and General Manager – Small Engine Division since July 1997.

(1)	Officer is also a Director of Briggs & Stratton. (2) Member of Executive Committee.
(3)	John S. Shiely and Vincent R. Shiely are brothers.

Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Briggs & Stratton common stock and its common share purchase rights are traded on the NYSE under the symbol “BGG”. Information required by this Item is incorporated by reference from the “Quarterly Financial Data, Dividend and Market Information” (unaudited) on page 40.

ITEM 6. SELECTED FINANCIAL DATA

Fiscal Year	2003	2002	2001	2000	1999
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS (1)
NET SALES	$1,657,633	$1,529,300	$1,306,638	$1,591,442	$1,502,158
GROSS PROFIT ON SALES	330,426	271,961	233,255	338,332	303,549
PROVISION FOR INCOME TAXES	37,940	27,390	23,860	80,150	63,670
NET INCOME (2)	80,638	53,120	48,013	136,473	106,101
PER SHARE OF COMMON STOCK:
Basic Earnings	3.73	2.46	2.22	5.99	4.55
Diluted Earnings	3.49	2.36	2.21	5.97	4.52
Cash Dividends	1.28	1.26	1.24	1.20	1.16
Shareholders’ Investment	$23.66	$20.78	$19.57	$18.83	$15.77
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	21,639	21,615	21,598	22,788	23,344
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	24,480	24,452	21,966	22,842	23,459

OTHER DATA (1)
SHAREHOLDERS’ INVESTMENT	$514,987	$449,646	$422,752	$409,465	$365,910
LONG-TERM DEBT	503,397	499,022	508,134	98,512	113,307
TOTAL ASSETS	1,475,193	1,356,601	1,306,243	940,950	886,232
PLANT AND EQUIPMENT	876,664	879,635	890,191	838,655	859,848
PLANT AND EQUIPMENT, NET OF RESERVES	370,784	395,215	416,361	395,580	404,454
PROVISION FOR DEPRECIATION	58,325	61,091	56,117	51,097	49,346
EXPENDITURES FOR PLANT AND EQUIPMENT	40,154	43,928	61,322	71,441	65,998
WORKING CAPITAL	$505,752	$411,241	$381,443	$170,326	$171,646
Current Ratio	2.7 to 1	2.6 to 1	2.6 to 1	1.5 to 1	1.6 to 1
NUMBER OF EMPLOYEES AT YEAR END	7,249	6,971	6,974	7,233	7,994
NUMBER OF SHAREHOLDERS AT YEAR END	4,503	4,686	4,129	4,385	4,628
QUOTED MARKET PRICE:
High	$51.50	$48.39	$48.38	$63.63	$70.94
Low	$30.75	$29.65	$30.38	$31.00	$33.69

(1)	The amounts include the acquisition of BSPPG since May 15, 2001. Refer to the Notes to Consolidated Financial Statements.
(2)	Fiscal year 2000 includes a $10.4 million gain on the disposition of foundry assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 2003 COMPARED TO FISCAL 2002

Net Sales

Fiscal 2003 consolidated net sales were approximately $1.7 billion, an increase of $128 million, or 8% compared to the previous year. Power Products sales increased $105 million, accounting for the majority of the increase. Generator sales increased $54 million to $152 million, up from $98 million in 2002. These increased sales were due to both an increase in weather events that created demand and increased cooperative promotional activities. Pressure washer sales increased $49 million to $164 million, up from $115 million in fiscal 2002. Pressure washer sales were driven by strong promotional campaigns that increased demand at key retailers. The remainder of the consolidated sales increase was attributable to the Engine segment. Improved engine unit volume resulted in a $28 million sales increase and greater volume in component parts and international service sales provided another $22 million sales increase. The remainder of the increase was primarily price improvement on international sales, as a result of a stronger Euro. Offsetting the Engine segment improvements were $46 million of increased sales to the Power Products segment that were eliminated in consolidation. Engine segment volume improvements were driven by market growth.

Gross Profit

Consolidated gross profit increased $58 million over the previous year. Volume increases generated $23 million of the improvement, with approximately $13 million from volume increases in the Engine segment and the remainder from the Power Products segment volume. The remaining $35 million of gross margin increases came from improvements in gross margin percentages in both business segments. Engines improved from 18% to 20% and Power Products improved from 10% to 12%. The gross margin percentage change in Engines resulted in approximately $28 million of improvement to gross margins between years. Pricing improvement, primarily due to the impact on European sales of a stronger Euro, contributed $12 million to the improvement and net reductions in manufacturing costs and an 11% increase in production volume each provided another $8 million of gross margin improvement. The Power Products gross margin percentage increase of 2% resulted in approximately $7 million of improved gross margin. A 59% production volume increase was the primary driver of the improvement.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs increased $24 million or 16% compared to fiscal 2002. Increases in this category include salaries and fringe benefit cost increases of approximately $13 million, marketing cost increases of $6 million and international variable selling cost increases of $4 million. The increases in salaries and fringe benefits reflect increased incentive compensation awards in the current year, as well as increased employee benefit costs, essentially pension and health care. Increased marketing costs were driven by increased spending on Power Products market expansion and international marketing efforts.

Interest Expense

Interest Expense decreased $4 million in fiscal 2003 compared to fiscal 2002. The decrease is essentially the result of reduced working capital borrowings in the current year and the impact of a fixed to variable interest rate swap.

Other Income

Other income remained at $7 million in fiscal 2003, consistent with prior years. Refer to Note 8 of the Notes to Consolidated Financial Statements for detail as to the components of other income.

Provision for Income Taxes

The effective tax rate decreased from 34% in fiscal 2002 to 32% in fiscal 2003. This decrease is attributable to tax credits related to increased foreign sourced income.

FISCAL 2002 COMPARED TO FISCAL 2001

Net Sales

Fiscal 2002 net sales were approximately $1.5 billion, an increase of $223 million, or 17% compared to the previous year. Power Products included for a full fiscal year for the first time, added $188 million in sales this fiscal year. Our engine unit volume increase of 8%, offset by an unfavorable sales mix weighted towards lower priced engines, accounts for the majority of the remaining increase.

Gross Profit

The total Company gross profit rate of approximately 18% was comparable with fiscal 2001. The Engine segment gross profit rate remained approximately 18% in fiscal 2002. Reductions in manufacturing costs of $25 million (primarily, repairs and maintenance, processing supplies, utilities and warranty) were offset by $17 million of increased costs (primarily, fringe benefits which included rising health care costs). Power Products margins were approximately 10% for fiscal 2002, similar to their results for the 12 months ended June, 2001.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs increased $16 million or 12% compared to fiscal 2001. The increase is entirely attributable to the inclusion of $18 million of Power Products engineering, selling, general, and administrative costs for a full year. The Engine segment engineering, selling, general and administrative cost category experienced increased salaries and fringe benefit expenses of approximately $8 million, but these increases were offset by a $6 million impact of lower bad debt write-off experience and a bad debt recovery, and $3 million of lower marketing expenses.

Interest Expense

Interest expense increased $14 million in fiscal 2002 compared to fiscal 2001, essentially the impact of increased borrowings associated with the Power Products acquisition.

Other Income

Other income was $7 million in fiscal 2002, consistent with fiscal 2001. Refer to Note 8 of the Notes to Consolidated Financial Statements for detail as to the components of other income.

Provision for Income Taxes

The effective tax rate increased to 34% in fiscal 2002 from 33%. Both effective rates reflect a refund on Foreign Sales Corporation tax benefits, however, the fiscal 2001 refund was larger.

Liquidity and Capital Resources

FISCAL YEARS 2003, 2002 AND 2001

Cash flows from operating activities were $167 million, $200 million and $68 million, in fiscal 2003, 2002 and 2001, respectively.

The fiscal 2003 cash flow from operating activities was $33 million lower than the prior year. Fiscal 2003 did not experience the significant reduction in inventory investment experienced in fiscal 2002 which caused cash flows to be $134 million less between years. Inventories were exceptionally high at the beginning of fiscal 2002. Inventory balances were lower at the end of fiscal 2002 due to planned lower production. There was not a significant inventory change between fiscal 2003 and 2002. Offsetting this reduction in cash flow were improved cash flows related to increased earnings ($28 million), a lower accounts receivable increase between years ($51 million) and higher current liabilities ($20 million). Accounts receivable levels increased in fiscal 2002 because of strong fourth quarter sales versus the prior year. Sales strength in the fourth quarter was similar between fiscal 2003 and 2002 resulting in an accounts receivable balance that did not change significantly. Current liabilities, primarily accruals for profit sharing were greater between years because better performance in fiscal 2003 resulted in larger awards than the prior year.

The fiscal 2002 cash flow from operating activities increased $132 million, which was driven primarily by a reduction in inventory and an increase in accounts payable and accrued liabilities. The decrease in inventory levels was achieved through increased sales volume, while holding production levels consistent between years.

Cash used in investing activities was $27 million, $38 million and $318 million in fiscal 2003, 2002 and 2001, respectively. These cash flows include capital expenditures of $40 million, $44 million and $61 million in fiscal 2003, 2002 and 2001, respectively. These capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products.

In fiscal 2003, Briggs & Stratton restructured and increased its investment in its China joint venture from 52% to 90%. This increase in ownership interest gave Briggs & Stratton control over the joint venture and accordingly its operating results are now reflected in Briggs & Stratton’s consolidated financial statements. The actual cash outlay in fiscal 2003 for the restructuring was $343 thousand, however the consolidation resulted in an increase in cash of approximately $4 million.

The fiscal 2001 cash used in investing activities includes $267 million of cash paid for the BSPPG acquisition, net of cash acquired.

Briggs & Stratton used cash in financing activities totaling $37 million and $38 million in fiscal 2003 and 2002, respectively. Briggs & Stratton provided cash through financing activities in fiscal 2001 totaling $324 million. During fiscal 2003 the Company paid down $15 million of its short-term loans and notes payable. These loans were primarily used to fund the short-term working capital needs of Briggs & Stratton’s foreign operations. Given the level of cash flows the last two fiscal years and the available cash on hand, Briggs & Stratton made the decision to pay off these borrowings and fund these operations with available cash. During fiscal 2002 Briggs & Stratton repaid $10 million of its 7.25% Senior Notes due 2007. Financing activities in fiscal 2001 included $399 million of proceeds received from issuing the 5.00% Convertible Senior Notes due 2006 to replace an existing revolving line of credit and the 8.875% Senior Notes due 2011 to fund the acquisition of BSPPG. Briggs & Stratton also repurchased $6 million of its common shares in fiscal 2001. There were no shares repurchased in fiscal 2003 or 2002.

Future Liquidity and Capital Resources

Briggs & Stratton has a three-year $300 million revolving credit facility that expires in September 2004. This credit facility is used to fund seasonal working capital requirements and other financing needs. This facility and Briggs & Stratton’s other indebtedness contain certain restrictive covenants as are fully disclosed in Note 7 of the Notes to Consolidated Financial Statements. Briggs & Stratton expects to begin renegotiating its revolving credit agreement late in fiscal 2004. At this time we do not foresee any difficulties in securing a comparable agreement in the future.

Briggs & Stratton expects capital expenditures to be $60 million in fiscal 2004. These anticipated expenditures reflect our plans to continue to reinvest in equipment, new products, and capacity enhancements.

It is currently Briggs & Stratton’s plan to use its available cash in fiscal 2004 to reduce the Convertible Senior Notes due in 2006. Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and access to debt markets will be adequate to fund Briggs & Stratton’s capital requirements for the foreseeable future.

Financial Strategy

Management believes that the value of Briggs & Stratton is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. Consequently, management’s first priority is to reinvest capital into physical assets and products that maintain or grow the global cost leadership and market positions that Briggs & Stratton has achieved, and drive the economic value of the Company. Management’s next financial objective is to identify strategic acquisitions or alliances that enhance revenues and provide a superior economic return. Several successful joint ventures and the acquisition of BSPPG are examples of our successful execution of this strategy. Finally, management believes that when capital cannot be invested for returns greater than the cost of capital, we should return capital to the capital providers. This approach is apparent in the programs we executed to repurchase common stock from fiscal 1997 through 2001, and our plans to reduce outstanding debt in fiscal 2004 by calling our convertible securities.

Briggs & Stratton has remaining authorization to buy up to 1.8 million shares of its stock in the open market or private transactions under the June 2000 Board of Directors’ authorization to repurchase up to two million shares. Briggs & Stratton did not repurchase shares in fiscal 2003 and does not anticipate repurchases in fiscal 2004.

Off-Balance Sheet Arrangements and Contractual Obligations

Briggs & Stratton has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements. Briggs & Stratton’s significant contractual obligations include our debt agreements and certain employee benefit plans.

Briggs & Stratton is subject to certain financial and operating restrictions under its domestic debt agreements. As is fully disclosed in Note 7 of the Notes to Consolidated Financial Statements, these restrictions limit our ability to: pay dividends; incur further indebtedness; create liens; enter into sale and/or leaseback transactions; consolidate, sell or lease all or substantially all of our assets; and dispose of assets or the proceeds of our assets, in addition to certain financial covenants. We believe we will remain in compliance with these covenants in fiscal 2004. Briggs & Stratton has obligations concerning certain employee benefits including its pension plans, post retirement benefit obligations and deferred compensation arrangements. All of these obligations are recorded on our Balance Sheets and disclosed more fully in the Notes to Consolidated Financial Statements.

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

Labor Agreement

In July 2001, Briggs & Stratton extended its collective bargaining agreement with one of its unions. This agreement expires in 2006, and contains provisions for future wage increases, medical cost sharing and increased pension benefits.

Emissions

The U.S. Environmental Protection Agency (EPA) has developed national emission standards under a two phase process for small air cooled engines. Briggs & Stratton currently has a complete product offering which complies with the EPA’s Phase I engine emission standards. The Phase II program imposes more stringent standards over the useful life of the engine and is being phased in through 2005 for Class II (225 or greater cubic centimeter) displacement engines and through 2008 for Class I (under 225 cubic centimeter) displacement engines. The majority of Briggs & Stratton’s engines are certified to be compliant with the EPA’s Phase II standards. Accordingly, Briggs & Stratton does not believe compliance with the new standards will have a material adverse effect on its financial position or results of operations.

The California Air Resources Board (CARB) staff have proposed Tier 3 regulations requiring additional reductions to engine exhaust emissions and also requiring new controls on evaporative emissions from small engines. The CARB staff proposal is phased in between 2006 and 2008 depending upon the size of the engine and type of control. While Briggs & Stratton believes the cost of the proposed regulation on a per engine basis is significant, Briggs & Stratton does not believe the CARB staff proposal will have a material effect on its financial condition or results of operations, given that California represents a relatively small percentage of Briggs & Stratton’s engine sales and that increased costs will be passed on to California consumers.

The European Commission adopted an engine emission Directive regulating exhaust emissions from engines manufactured by Briggs & Stratton. The European Directive parallels the regulation previously promulgated by the U.S. EPA, therefore Briggs & Stratton anticipates having a full product line offering which complies with Stage I and II of the Directive. Briggs & Stratton does not believe compliance with the new Directive will have a material adverse effect on its financial position or results of operations.

Critical Accounting Policies

Briggs & Stratton’s critical accounting policies are more fully described in Note 2 of the Notes to Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as those used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, and taxation.

The reserves for customer rebates, warranty, product liability, inventory reserves and doubtful accounts are fact specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. Changes in these reserves may be required if actual experience differs from the original estimates.

The Company’s estimate of income taxes payable, deferred income taxes, and the effective tax rate is based on a complex analysis of many factors including interpretations of Federal and state income tax laws, the difference between tax and financial reporting basis of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known. In addition, Federal and state taxing authorities periodically review the Corporation’s estimates and interpretation of income tax laws. Adjustments to the effective income tax rate and recorded assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.

The pension benefit obligation and related pension income are calculated in accordance with Statement of Financial Accounting Standard (SFAS) No. 87, “Employers Accounting for Pensions”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at June 29, 2003 used a discount rate of 6.0% and an expected rate of return on plan assets of

8.75%. A 0.25% decrease in the discount rate would increase annual pension income by approximately $166 thousand. A 0.25% decrease in the expected return on plan assets would decrease our annual pension income by approximately $2.1 million.

The Other Postretirement Benefits Obligation and related expense charge are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point, would increase the accumulated postretirement benefit obligation by $12.9 million and would increase the service and interest cost by $700 thousand. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $12.2 million and decrease the service and interest cost by $700 thousand.

New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. Briggs & Stratton adopted the disclosure requirements of this interpretation in the current year. The adoption did not have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation”. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. Briggs & Stratton adopted this statement in the current year. The adoption of this statement did not have a material impact on its consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Briggs & Stratton is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, Briggs & Stratton uses financial instruments. Briggs & Stratton does not hold or issue financial instruments for trading purposes.

Foreign Currency

Briggs & Stratton’s earnings are affected by fluctuations in the value of the U.S. dollar against the Japanese Yen and Euro. The Yen is used to purchase engines from Briggs & Stratton’s joint venture. Briggs & Stratton purchases components in Euros from third parties and receives Euros for certain products sold to European customers. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At June 29, 2003, Briggs & Stratton had the following forward foreign exchange contracts outstanding with the Fair Value Gains (Losses) shown (in thousands):

Hedge Currency	Notional Value	Fair Market Value	Conversion Currency	(Gain)/Loss at Fair Value
Japanese Yen	410,000	$3,434	U.S.	$87
Euro	46,000	$52,441	U.S.	$1,407
Australian Dollars	1,450	$959	U.S.	$67
Canadian Dollars	1,600	$1,184	U.S.	$38

All of the above contracts expire within twelve months.

Fluctuations in currency exchange rates may also impact the shareholders’ investment in Briggs & Stratton. Amounts invested in Briggs & Stratton’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at fiscal year end. The resulting cumulative translation adjustments are recorded in shareholders’ investment as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of shareholders’ investment increased $4.5 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 29, 2003 was $46.5 million.

Interest Rates

Briggs & Stratton is exposed to interest rate fluctuations on its borrowings. Depending on general economic conditions, Briggs & Stratton has typically used variable rate debt for short-term borrowings and fixed rate debt for longer-term borrowings.

On June 29, 2003, Briggs & Stratton had the following short-term loans outstanding (in thousands):

Currency	Amount	Weighted Average Interest Rate
Euro	432	7.19%
U.S. Dollars	2,075	2.86%
Canadian Dollars	500	3.78%

These loans carry variable interest rates. Assuming borrowings are outstanding for an entire year an increase (decrease) of one percentage point in the weighted average interest rate, would increase (decrease) interest expense by $32 thousand.

Long-term loans, net of unamortized discount consisted of the following (in thousands):

Description	Amount	Maturity
5.00% Convertible Notes	$140,000	2006
7.25% Notes	$89,217	2007
8.875% Notes	$270,587	2011

These loans carry fixed rates of interest.

In fiscal 2003, Briggs & Stratton began managing its long-term debt portfolio using interest rate swaps to achieve a desired mix of fixed and variable rates. At June 29, 2003, Briggs & Stratton had interest rate swaps relating to the $275 million 8.875% senior notes due in 2011. The swaps convert $50 million in notional amounts from fixed to a floating rate (LIBOR-set-in-arrears) and mature in 2011. The floating rate on interest rate swaps at June 29, 2003 was 5.3%. The fair market value of these derivatives was approximately $3.6 million. A one percentage point change in this floating interest rate would increase/decrease interest expense by $500 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings

FOR THE FISCAL YEARS ENDED JUNE 29, 2003, JUNE 30, 2002 AND JULY 1, 2001

(in thousands, except per share data)

	2003	2002	2001
NET SALES	$1,657,633	$1,529,300	$1,306,638
COST OF GOODS SOLD	1,327,207	1,257,339	1,073,383

Gross Profit on Sales	330,426	271,961	233,255
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	178,022	153,675	137,684

Income from Operations	152,404	118,286	95,571
INTEREST EXPENSE	(40,389)	(44,433)	(30,665)
OTHER INCOME, Net	6,563	6,657	6,967

Income Before Provision for Income Taxes	118,578	80,510	71,873
PROVISION FOR INCOME TAXES	37,940	27,390	23,860

NET INCOME	$80,638	$53,120	$48,013

Weighted Average Shares Outstanding	21,639	21,615	21,598
BASIC EARNINGS PER SHARE	$3.73	$2.46	$2.22

Diluted Average Shares Outstanding	24,480	24,452	21,966
DILUTED EARNINGS PER SHARE	$3.49	$2.36	$2.21

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Balance Sheets

AS OF JUNE 29, 2003 AND JUNE 30, 2002

(in thousands)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$324,815	$215,945
Receivables, Less Reserves of $ 1,780 and $1,703, Respectively	201,948	194,873
Inventories:
Finished Products and Parts	128,998	131,432
Work in Process	76,929	61,748
Raw Materials	3,211	3,059

Total Inventories	209,138	196,239
Deferred Income Tax Asset	48,674	50,708
Prepaid Expenses and Other Current Assets	22,572	17,742

Total Current Assets	807,147	675,507
GOODWILL	159,756	161,030
INVESTMENTS	44,175	46,889
PREPAID PENSION	74,005	60,343
DEFERRED LOAN COSTS, Net	8,314	10,506
OTHER LONG-TERM ASSETS, Net	11,012	7,111
PLANT AND EQUIPMENT:
Land and Land Improvements	15,938	16,356
Buildings	156,823	153,043
Machinery and Equipment	689,100	691,334
Construction in Progress	14,803	18,902

	876,664	879,635
Less - Accumulated Depreciation	505,880	484,420

Total Plant and Equipment, Net	370,784	395,215

	$1,475,193	$1,356,601

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JUNE 29, 2003 AND JUNE 30, 2002

(in thousands, except per share data)

	2003	2002
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts Payable	$134,441	$102,673
Domestic Notes Payable	2,075	2,625
Foreign Loans	865	15,270
Accrued Liabilities:
Wages and Salaries	44,667	28,408
Warranty	47,590	46,346
Accrued Postretirement Health Care Obligation	17,000	8,000
Other	48,206	48,046

Total Accrued Liabilities	157,463	130,800
Income Taxes Payable	6,551	12,898

Total Current Liabilities	301,395	264,266
DEFERRED REVENUE ON SALE OF PLANT AND EQUIPMENT	15,163	15,364
DEFERRED INCOME TAX LIABILITY	57,917	36,730
ACCRUED PENSION COST	20,368	15,750
ACCRUED EMPLOYEE BENEFITS	13,901	13,070
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	48,065	62,753
LONG-TERM DEBT	503,397	499,022
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ INVESTMENT:
Common Stock -
Authorized 60,000 Shares $ .01 Par Value, Issued 28,927 Shares	289	289
Additional Paid-In Capital	35,074	35,459
Retained Earnings	822,060	769,131
Accumulated Other Comprehensive Loss	(734)	(6,626)
Unearned Compensation on Restricted Stock	(287)	(199)
Treasury Stock at cost, 7,142 Shares in 2003 and 7,288 Shares in 2002	(341,415)	(348,408)

Total Shareholders’ Investment	514,987	449,646

	$1,475,193	$1,356,601

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JUNE 29, 2003, JUNE 30, 2002 AND JULY 1, 2001

(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Loss	Unearned Compensation on Restricted Stock	Treasury Stock	Comprehensive Income
BALANCES, JULY 2, 2000	$289	$36,478	$721,980	$(3,931)	$(226)	$(345,125)
Comprehensive Income:
Net Income	—	—	48,013	—	—	—	$48,013
Foreign Currency Translation Adjustments	—	—	—	(2,530)	—	—	(2,530)
Unrealized Loss on Marketable Securities, net of tax of $(607)	—	—	—	(947)	—	—	(947)
Unrealized Gain on Derivatives	—	—	—	1,226	—	—	1,226

Total Comprehensive Income	—	—	—	—	—	—	$45,762

Cash Dividends Paid ($1.24 per share)	—	—	(26,763)	—	—	—
Purchase of Common Stock for Treasury	—	—	—	—	—	(6,118)
Exercise of Stock Options	—	(368)	—	—	—	643
Restricted Stock Issued	—	(58)	—	—	(181)	239
Amortization of Unearned Compensation	—	—	—	—	102	—
Shares Issued to Directors	—	(9)	—	—	—	38

BALANCES, JULY 1, 2001	$289	$36,043	$743,230	$(6,182)	$(305)	$(350,323)
Comprehensive Income:
Net Income	—	—	53,120	—	—	—	$53,120
Foreign Currency Translation Adjustments	—	—	—	4,017	—	—	4,017
Unrealized Loss on Marketable Securities, net of tax of $(95)	—	—	—	(148)	—	—	(148)
Unrealized Loss on Derivatives	—	—	—	(4,313)	—	—	(4,313)

Total Comprehensive Income	—	—	—	—	—	—	$52,676

Cash Dividends Paid ($1.26 per share)	—	—	(27,219)	—	—	—
Exercise of Stock Options	—	(576)	—	—	—	1,877
Amortization of Unearned Compensation	—	—	—	—	106	—
Shares Issued to Directors	—	(8)	—	—	—	38

BALANCES, JUNE 30, 2002	$289	$35,459	$769,131	$(6,626)	$(199)	$(348,408)
Comprehensive Income:
Net Income	—	—	80,638	—	—	—	$80,638
Foreign Currency Translation Adjustments	—	—	—	4,454	—	—	4,454
Unrealized Gain on Marketable Securities, net of tax of $581	—	—	—	901	—	—	901
Unrealized Gain on Derivatives	—	—	—	3,100	—	—	3,100
Minimum Pension Liability Adjustment, net of tax of $(1,638)	—	—	—	(2,563)	—	—	(2,563)

Total Comprehensive Income	—	—	—	—	—	—	$86,530

Cash Dividends Paid ($1.28 per share)	—	—	(27,709)	—	—	—
Exercise of Stock Options	—	(234)	—	—	—	5,835
Restricted Stock Issued	—	(97)	—	—	(238)	335
Amortization of Unearned Compensation	—	—	—	—	150	—
Issuance of Treasury Shares	—	(44)	—	—	—	760
Shares Issued to Directors	—	(10)	—	—	—	63

BALANCES, JUNE 29, 2003	$289	$35,074	$822,060	$(734)	$(287)	$(341,415)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JUNE 29, 2003, JUNE 30, 2002 AND JULY 1, 2001

(in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$80,638	$53,120	$48,013
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	63,526	65,968	59,711
Equity in Earnings of Unconsolidated Affiliates	(5,224)	(6,181)	(5,041)
Loss on Disposition of Plant and Equipment	3,850	3,192	1,493
Provision for Deferred Income Taxes	24,278	20,286	17,973
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
(Increase) Decrease in Receivables	(5,958)	(56,684)	36,112
(Increase) Decrease in Inventories	(11,932)	121,713	(8,782)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(4,663)	(1,519)	156
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	44,321	24,979	(46,691)
(Increase) in Prepaid Pension	(13,566)	(22,812)	(28,378)
Other, Net	(7,875)	(2,245)	(6,598)

Net Cash Provided by Operating Activities	167,395	199,817	67,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(40,154)	(43,928)	(61,322)
Proceeds Received on Disposition of Plant and Equipment	3,464	406	4,152
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(267,174)
Increase in Investment in China Joint Venture	3,531	—	—
Other, Net	6,330	5,120	6,296

Net Cash Used by Investing Activities	(26,829)	(38,402)	(318,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans and Notes Payable	(14,955)	(1,696)	(42,574)
Borrowings (Repayments) on Long-Term Debt	—	(10,393)	399,415
Cash Dividends Paid	(27,709)	(27,219)	(26,763)
Purchase of Common Stock for Treasury	—	—	(6,118)
Proceeds from Exercise of Stock Options	5,490	1,078	275

Net Cash (Used by) Provided by Financing Activities	(37,174)	(38,230)	324,235

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,478	4,017	(2,401)

NET INCREASE IN CASH AND CASH EQUIVALENTS	108,870	127,202	71,754
CASH AND CASH EQUIVALENTS:
Beginning of Year	215,945	88,743	16,989

End of Year	$324,815	$215,945	$88,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$38,905	$40,021	$26,339

Income Taxes Paid	$20,724	$3,222	$7,831

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

FOR THE FISCAL YEARS ENDED JUNE 29, 2003, JUNE 30, 2002 AND JULY 1, 2001

(1) Nature of Operations:

Briggs & Stratton (“the Company”) is a U.S. based producer of air cooled gasoline engines. These engines are sold worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. Additionally, through the Company’s wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC (BSPPG), the company is a designer, manufacturer and marketer of portable and standby generators, pressure washers and related accessories. BSPPG’s products are sold throughout the United States, Canada and Europe.

(2) Summary of Significant Accounting Policies:

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2003, 2002 and 2001 fiscal years were 52 weeks long. All references to years relate to fiscal years rather than calendar years.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned domestic and foreign subsidiaries after elimination of intercompany accounts and transactions.

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

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 60% of total inventories at June 29, 2003 and 68% of total inventories at June 30, 2002. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. During fiscal 2003 and 2002, a reduction in inventory quantities resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years. The liquidation of these inventories has reduced cost of sales by $0.2 million in 2003 and $2.6 million in 2002. If the FIFO inventory valuation method had been used exclusively, inventories would have been $47.3 million and $44.8 million higher in 2003 and 2002, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Goodwill: This caption represents goodwill related to the acquisition of BSPPG in fiscal 2001 (See Note 3). Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. In accordance with SFAS 142, no goodwill amortization was recorded in fiscal year 2003 or 2002. Prior to the adoption of SFAS 142, $1.1 million of amortization was reported in fiscal year 2001. Had goodwill not been amortized in fiscal 2001, the Company’s fiscal 2001 net income would have increased $0.7 million or $0.03 per basic and diluted earnings per share. The Company performed the required impairment test of goodwill in fiscal 2003 and fiscal 2002 and found no impairment of the asset.

Investments: This caption represents the Company’s investments in its 50%-owned joint ventures, preferred stock in a privately held iron castings business and common stock in a publicly traded software company. The investments in the joint ventures and the privately held business are accounted for under the equity method. The common stock in the publicly traded company is being classified as available-for-sale and is reported at fair market value. Unrealized losses incurred on this stock are recorded as a component of Accumulated Other Comprehensive Loss in the Shareholders’ Investment section of the Consolidated Balance Sheets. In fiscal 2003, these losses were determined to be “other than temporary” and as a result, the Company reclassified the pretax unrealized loss of $1.8 million to earnings.

Deferred Loan Costs: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the straight-line

Notes . . .

method over periods ranging from five to ten years. Accumulated amortization amounted to $5.1 million as of June 29, 2003 and $2.9 million as of June 30, 2002.

Other Long-Term Assets: This caption includes a long-term asset associated with interest rate swaps designated as effective fair value hedges. See discussion in Note 7. This caption also includes costs of software used in the Company’s business. Amortization of capitalized software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $6.0 million as of June 29, 2003 and $8.4 million as of June 30, 2002.

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

Impairment of Long-Lived Assets: Property, plant and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no adjustments to the carrying value of long-lived assets in fiscal 2003, 2002 or 2001.

Warranty: The Company recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for fiscal year 2003 and 2002 (in thousands):

	2003	2002
Balance, Beginning of Period	$46,346	$47,480
Payments	(30,613)	(26,968)
Provision for Current Year Warranties	27,605	20,621
Provision for Prior Years Warranties	4,252	5,213

Balance, End of Period	$47,590	$46,346

Deferred Revenue on Sale of Plant and Equipment: In fiscal 1997, the Company sold its Menomonee Falls, Wisconsin facility for approximately $16.0 million. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the Reservation Period). The contract also contains a buyout clause, at the buyer’s option and under certain circumstances, of the remaining Reservation Period. Under the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” the Company is required to account for this as a financing transaction as long as it continues to have substantial involvement with the facility during the Reservation Period or until the buyout option is exercised. Under this method, the cash received is reflected as deferred revenue and the assets and the accumulated depreciation remain on the Company’s books. Depreciation expense continues to be recorded each period and imputed interest expense is also recorded and added to deferred revenue. Offsetting this is the imputed fair value lease income on the non-Briggs & Stratton occupied portion of the building. A pretax gain, which will be recognized at the earlier of the exercise of the buyout option or the expiration of the Reservation Period, is estimated to be $5 million. The annual cost of operating the warehouse portion of the facility is not material.

Revenue Recognition: Revenue, net of estimated returns and allowances, is recognized upon shipment or when title passes, at which time the customer is obligated to pay and the Company has no further obligations.

Income Taxes: The Provision for Income Taxes includes Federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The Deferred Tax Asset represents temporary differences relating to current assets and current

Notes . . .

liabilities and the Deferred Income Tax Liability represents temporary differences relating to noncurrent assets and liabilities.

Retirement Plans: The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. These plans are accounted for in accordance with SFAS 87 “Employers’ Accounting for Pensions” and SFAS 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. Retirement benefits represent a form of deferred compensation, which are subject to change due to changes in assumptions. Management reviews underlying assumptions on an annual basis. Refer to Note 13 of the Notes to Consolidated Financial Statements.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $26.4 million in fiscal 2003, $23.7 million in fiscal 2002 and $21.5 million in fiscal 2001.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses on the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $13.2 million in fiscal 2003, $8.3 million in fiscal 2002 and $7.8 million in fiscal 2001.

The Company adopted EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of Vendor’s Products),” in the third quarter of fiscal 2002. Pursuant to EITF No. 01-09, the Company was required to reclassify co-op advertising expense previously reported as selling expense as a reduction in net sales. Co-op advertising expense reported as a reduction in net sales totaled $9.5 million in fiscal 2003, $7.2 million in fiscal 2002 and $2.3 million in fiscal 2001.

Shipping and Handling Fees and Costs: Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue for fiscal 2003, 2002 and 2001 was $1.6 million, $1.6 million and $1.7 million, respectively. Shipping and handling costs are included in cost of goods sold.

Foreign Currency Translation: Foreign currency balance sheet accounts are translated into United States dollars at the rates of exchange in effect at fiscal year end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment.

Notes …

Earnings Per Share: Basic earnings per share, for each period presented, is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share, for each period presented, is computed reflecting the potential dilution that would occur if options or other contracts to issue common stock were exercised or converted into common stock at the beginning of the period.

The shares outstanding used to compute diluted earnings per share for fiscal 2003, 2002 and 2001 excluded outstanding options to purchase 1,675,790, 1,886,640 and 1,724,564 shares of common stock, respectively, with weighted-average exercise prices of $53.40, $55.20 and $56.36, respectively. The options were excluded because their exercise prices were greater than the average market price of the common shares and their inclusion in the computation would have been antidilutive.

Information on earnings per share is as follows ( in thousands, except per share data):

	Fiscal Year Ended
	June 29, 2003	June 30, 2002	July 1, 2001
Net Income Used in Basic Earnings Per Share	$80,638	$53,120	$48,013
Adjustment to Net Income to Add After-tax Interest Expense on Convertible Notes	4,760	4,620	576

Adjusted Net Income Used in Diluted Earnings Per Share	$85,398	$57,740	$48,589

Average Shares of Common Stock Outstanding	21,639	21,615	21,598
Incremental Common Shares Applicable to Common Stock Options Based on the Common Stock Average Market Price During the Period	—	6	10
Incremental Common Shares Applicable to Restricted Common Stock Based on the Common Stock Average Market Price During the Period	15	5	5
Incremental Common Shares Applicable to Convertible Notes Based on the Conversion Provisions of the Convertible Notes	2,826	2,826	353

Diluted Average Common Shares Outstanding	24,480	24,452	21,966

Comprehensive Income: Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Loss which encompasses net income, unrealized gain (loss) on marketable securities, cumulative translation adjustments, unrealized gain (loss) on derivatives and minimum pension liability adjustment in the Consolidated Statements of Shareholders’ Investment. Information on Accumulated Other Comprehensive Loss is as follows (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance at July 2, 2000	$194	$(4,125)	$—	$—	$(3,931)
Fiscal Year Change	(947)	(2,530)	1,226	—	(2,251)

Balance at July 1, 2001	(753)	(6,655)	1,226	—	(6,182)
Fiscal Year Change	(148)	4,017	(4,313)	—	(444)

Balance at June 30, 2002	(901)	(2,638)	(3,087)	—	(6,626)
Fiscal Year Change	901	4,454	3,100	(2,563)	5,892

Balance at June 29, 2003	$—	$1,816	$13	$(2,563)	$(734)

Derivatives: Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value. Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than twelve months. Briggs & Stratton uses interest rate swaps designated as fair value hedges to manage its debt portfolio. These instruments generally have maturities and terms consistent with the underlying debt instrument.

Changes in the fair value of cash flow hedges are recorded on the income statement or as a

Notes . . .

component of Accumulated Other Comprehensive Loss. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transactions occur, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of fair value hedges related to interest rate swaps are recorded as an increase/decrease to long-term debt. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Statements of Earnings. There were no material ineffective hedges during fiscal 2003, 2002 or 2001.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

New Accounting Pronouncements: In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure requirements about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of this interpretation are effective for financial statement periods ending after December 15, 2002. Briggs & Stratton adopted the requirements of this interpretation in the current year. The adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123, “Accounting for Stock-Based Compensation”. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS No. 148 are effective for all financial statements for fiscal years ending after December 15, 2002. Briggs & Stratton adopted this statement in the current year. The adoption of this statement did not have a material impact on its consolidated financial position, results of operations or cash flows.

(3) Acquisition:

The Company acquired Generac Portable Products, Inc. on May 15, 2001. Generac Portable Products, Inc. was merged with, and into Generac Portable Products, LLC on June 30, 2002, and changed its name to Briggs & Stratton Power Products Group, LLC (BSPPG) effective December 31, 2002. BSPPG is a designer, manufacturer and marketer of portable and standby generators, pressure washers and related accessories. The aggregate purchase price of $288.1 million included $267.6 million of cash and $20.5 million of liabilities assumed. The cash paid included $0.5 million of cash acquired and $4.5 million of direct acquisition costs, and was funded through the issuance of 8.875% Senior Notes.

The provisions of the acquisition included a contingent purchase price based on the operating results of BSPPG. The Company will not pay any additional purchase price pursuant to these provisions.

The provisions of the acquisition also provide for a potential purchase price refund based on the final valuation of the acquired inventory. The amount of this purchase price refund, if any, will be recorded as a reduction in goodwill when it is received.

Notes . . .

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

In 2003, the Company reduced goodwill by approximately $1.3 million, reflecting the tax benefit associated with the amortization of acquired goodwill for tax purposes.

In 2002, the Company reduced goodwill by approximately $5.7 million related to the finalization of the purchase price allocation. This decrease was primarily the result of recording $16.0 million of deferred taxes related to differences in BSPPG’s financial reporting versus tax reporting, offset by approximately $10.3 million of additional inventory and fixed asset reserves.

The following table sets forth the unaudited pro forma information for the Company as if the acquisition of BSPPG had occurred on July 2, 2000 (in millions, except per share data):

2001
Net Sales	$1,465.3
Net Income	$26.6
Basic Earnings Per Share	$1.23
Diluted Earnings Per Share	$1.21

(4) Income Taxes:

The provision for income taxes consists of the following (in thousands):

	2003	2002	2001
Current
Federal	$11,404	$4,950	$4,042
State	291	587	594
Foreign	1,967	1,567	1,251

	13,662	7,104	5,887
Deferred	24,278	20,286	17,973

	$37,940	$27,390	$23,860

A reconciliation of the U.S. statutory tax rates to the effective tax rates follows:

	2003	2002	2001
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	1.8%	2.4%	2.5%
Foreign Tax Benefits	(3.3%)	(1.2%)	(3.3%)
Other	(1.5%)	(2.2%)	(1.0%)

Effective Tax Rate	32.0%	34.0%	33.2%

The Company received a refund of Foreign Sales Corporation tax benefits in fiscal 2002 and 2001. No refunds were received in fiscal 2003.

The components of deferred income taxes were as follows (in thousands):

	2003	2002
Deferred Income Tax Asset:
Difference Between Book and Tax Methods Applied to
Inventory	$13,145	$16,296
Payroll Related Accruals	2,483	4,880
Warranty Reserves	18,140	17,780
Other Accrued Liabilities	15,950	15,501
Miscellaneous	(1,044)	(3,749)

	$48,674	$50,708

Deferred Income Tax Liability:
Difference Between Book and Tax Methods Applied to
Pension Cost	$(28,862)	$(22,532)
Accumulated Depreciation	(58,806)	(56,025)
Accrued Employee Benefits	11,545	10,570
Postretirement Health Care Obligation	18,745	24,474
Deferred Revenue on Sale of Plant & Equipment	5,914	5,992
Miscellaneous	(6,453)	791

	$(57,917)	$(36,730)

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $13.7 million at June 29, 2003. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

Notes . . .

(5) Segment and Geographic Information and Significant Customers:

The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2003	2002	2001
NET SALES:
Engines	$1,432,964	$1,363,529	$1,286,323
Power Products	323,016	218,084	29,587
Eliminations	(98,347)	(52,313)	(9,272)

	$1,657,633	$1,529,300	$1,306,638

INCOME FROM OPERATIONS:
Engines	$135,284	$115,603	$95,621
Power Products	19,211	3,274	1,118
Eliminations	(2,091)	(591)	(1,168)

	$152,404	$118,286	$95,571

ASSETS:
Engines	$1,150,607	$1,087,943	$1,022,584
Power Products	339,970	279,083	286,960
Eliminations	(15,384)	(10,425)	(3,301)

	$1,475,193	$1,356,601	$1,306,243

CAPITAL EXPENDITURES:
Engines	$35,903	$42,086	$60,841
Power Products	4,251	1,842	481

	$40,154	$43,928	$61,322

DEPRECIATION & AMORTIZATION:
Engines	$60,875	$63,157	$58,362
Power Products	2,651	2,811	1,349

	$63,526	$65,968	$59,711

Information regarding the Company’s geographic sales by the location in which the sale originated is as follows (in thousands):

	2003	2002	2001
United States	$1,546,520	$1,437,667	$1,226,483
All Other Countries	111,113	91,633	80,155

Total	$1,657,633	$1,529,300	$1,306,638

The Company has no material long lived assets in an individual foreign country.

In fiscal years 2003, 2002 and 2001, there were sales to three major engine customers that individually exceeded 10% of total Company net sales. The sales to these customers are summarized below (in thousands of dollars and percent of total Company net sales):

	2003		2002		2001
Customer	Sales	%	Sales	%	Sales	%
A	$260,281	16%	$255,119	17%	$187,001	14%
B	253,066	15%	299,785	19%	267,516	20%
C	172,555	10%	165,670	11%	150,682	12%

	$685,902	41%	$720,574	47%	$605,199	46%

(6) Leases:

The Company leases certain facilities, vehicles, and equipment under non-cancelable operating leases which expire at various dates. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2003, 2002, and 2001 was $8.1 million, $8.7 million, and $8.1 million, respectively.

Future minimum lease commitments for all non-cancelable operating leases as of June 29, 2003 are as follows (in thousands):

Fiscal Year
2004	$5,797
2005	3,670
2006	2,170
2007	1,406
2008	933
Thereafter	454

$14,430

(7) Indebtedness:

On November 15, 2001, the Company entered into a three-year $300 million revolving credit facility (the credit facility) that expires in September 2004. The Company also has access to domestic lines of credit (domestic lines) totaling $15.0 million that remain in effect until canceled by either party. The domestic lines provide amounts for short-term use at the then prevailing rate. There are no significant compensating balance requirements for any of these domestic lines. There were no borrowings using these domestic lines or the credit facility as of June 29, 2003 or June 30, 2002.

Borrowings under the credit facility by the Company bear interest at a rate per annum equal to, at its option, either:

(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 0.50% to 1.75%, depending upon the rating of the Company’s long-term debt by Standard & Poor’s Rating group, a division of McGraw-Hill Companies (S&P) and Moody’s Investors Service, Inc. (Moody’s) or

Notes . . .

(2) the higher of (a) the federal funds rate plus 0.50% or (b) the bank’s prime rate plus a margin of up to 0.25%, also depending on the Company’s long-term credit ratings.

In addition, the Company is subject to a 0.10% to 0.35% commitment fee and a 0.50% to 1.75% letter of credit fee, depending on the Company’s long-term credit ratings.

The following data relates to domestic notes payable (in thousands):

	2003	2002
Balance at Fiscal Year End	$2,075	$2,625
Weighted Average Interest Rate at Fiscal Year End	2.86%	4.00%

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $29.5 million, expire at various times through April 2004 and are renewable. Borrowings of $0.9 million at June 29, 2003 using these lines of credit are included in foreign loans. None of these arrangements had material commitment fees or compensating balance requirements.

The following information relates to foreign loans (in thousands):

	2003	2002
Balance at Fiscal Year End	$865	$15,270
Weighted Average Interest Rate at Fiscal Year End	5.73%	5.41%

The Long-Term Debt caption consists of the following (in thousands):

	2003	2002
5.00% Convertible Senior Notes Due 2006	$140,000	$140,000
7.25% Senior Notes Due 2007, Net of Unamortized Discount of $783 in 2003 and $969 in 2002	89,217	89,031
8.875% Senior Notes Due 2011, Net of Unamortized Discount of $4,413 in 2003 and $5,009 in 2002	270,587	269,991
Fair Value of Interest Rate Swaps	3,593	—

Total Long-Term Debt	$503,397	$499,022

In October 2002, the Company began managing its debt portfolio using interest rate swaps to achieve the desired mix of fixed and floating rates. At June 29, 2003, the Company had interest rate swaps relating to its 8.875% Senior Notes due 2011. These swaps convert $50 million of notional amounts from a fixed rate to a floating rate (LIBOR-set-in-arrears), and mature in 2011. The floating rate on the swaps as of June 29, 2003 was 5.3%. These swaps are deemed to be effective fair value hedges. Accordingly, the fair value at June 29, 2003 of $3.6 million is recorded as an increase to long-term debt with a corresponding increase to long-term assets.

In May 2001, the Company issued $275.0 million of 8.875% Senior Notes due March 15, 2011 and $140.0 million of 5.00% Convertible Senior Notes due May 15, 2006. The convertible senior notes are convertible at the option of the holders into the Company’s common stock at the conversion rate of 20.1846 shares per each $1,000 of convertible notes. Interest is paid semi-annually on both series of notes. No principal payments are due before the maturity dates.

The net proceeds from the sale of the 8.875% senior notes were used to fund the Company’s acquisition of BSPPG and the proceeds of the 5.00% convertible senior notes were used to replace an existing revolving line of credit used for working capital.

The 7.25% senior notes are due September 15, 2007. The net proceeds were used to repay borrowings incurred under the Company’s credit facility in connection with the repurchase of the Company’s stock under a tender offer. In accordance with the agreement, no principal payments are due before the maturity date, however the Company repurchased $10 million of the bonds in the fourth quarter of fiscal year 2002 after receiving unsolicited offers from bondholders.

The separate indentures providing for the 7.25% senior notes, the 8.875% senior notes, the 5.00% convertible senior notes and the Company’s credit facility (collectively, the Domestic Indebtedness) each include a number of financial and operating restrictions. These covenants include restrictions on the Company’s ability to: pay dividends; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate, merge, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The credit facility contains financial covenants that require

Notes . . .

the Company to maintain a minimum interest coverage ratio and net worth (for fiscal 2004 the Company is required to maintain a minimum net worth of $416.9 million), impose a maximum leverage ratio and total funded debt to EBITDA ratio and impose capital expenditure limits. In addition, the credit facility contains provisions that only apply if the Company’s credit rating from S&P is BB or below or from Moody’s is Ba2 or below. The most significant of these provisions is a springing lien on the assets of the Company. Currently all of the Domestic Indebtedness is unsecured. In the event that the ratings of certain of our debt is reduced, our Domestic Indebtedness, excluding the convertible notes, will be entitled to participate in a pledge of substantially all of our assets. As of June 29, 2003, the Company was in compliance with these covenants and its ratings were BB+ and Ba1.

Additionally, under the terms of the indentures governing the Domestic Indebtedness, BSPPG became a joint and several guarantor of amounts outstanding under the Domestic Indebtedness. Refer to Note 15 of the Notes to Consolidated Financial Statements for subsidiary guarantor financial information.

(8) Other Income:

The components of other income (expense) are as follows (in thousands):

	2003	2002	2001
Interest Income	$2,500	$2,189	$2,069
Loss on the Disposition of Plant and Equipment	(3,850)	(3,192)	(1,493)
Income from Investments	8,961	7,071	5,485
Deferred Financing Costs	(1,519)	(1,420)	(133)
Amortization of Intangibles	(56)	(56)	(1,052)
Other Items	527	2,065	2,091

Total	$6,563	$6,657	$6,967

(9) Commitments and Contingencies:

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $2.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. On June 29, 2003 and June 30, 2002 the reserve for product and general liability claims (which includes asbestos-related liabilities) was $4.7 million and $2.8 million, respectively. Because there is inherent uncertainty as to the eventual resolution of unsettled claims, no reasonable range of possible losses can be determined. Management does not anticipate that these claims, excluding the impact of insurance proceeds and reserves, will have a material adverse effect on the financial condition or results of operations of the Company.

In October 1998, the Company joined seventeen other companies in guaranteeing a $17.9 million letter of credit issued as a guarantee of certain City of Milwaukee Revenue Bonds used to develop a residential rental property. The Revenue Bonds were issued on behalf of a not-for-profit organization established to manage the project and rental property post construction. The revenues from the rental property are used to fund operating expenses and all debt service requirements. The Company’s share of the guarantee and the maximum exposure to the Company under the agreement is $1.8 million. The letter of credit and underlying guarantee expires August 15, 2008. Management believes the likelihood is remote that material payments will be required under this guarantee. Accordingly, no liability has been reflected in the accompanying Consolidated Balance Sheets related to this item.

The Company has no material commitments for materials or capital expenditures as of June 29, 2003.

(10) Stock Options:

The Company has a Stock Incentive Plan under which 5,361,935 shares of common stock have been reserved for issuance. In accordance with the plan, the Company can issue to eligible employees stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and cash bonus awards. The plan also allows the Company to issue to directors non-qualified stock options and directors’ fees in stock.

The Company has issued stock options to certain employees and directors in accordance with the plan, which are accounted for under Accounting Principles Board Opinion No. 25, and no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net

Notes . . .

income and earnings per share would have been reduced to the following pro forma amounts:

	2003	2002	2001
Net Income (in thousands):
As Reported	$80,638	$53,120	$48,013
Compensation Cost	(3,056)	(3,626)	(3,199)

Pro Forma	$77,582	$49,494	$44,814

Basic Earnings Per Share:
As Reported	$3.73	$2.46	$2.22
Pro Forma	$3.59	$2.29	$2.07

Diluted Earnings Per Share:
As Reported	$3.49	$2.36	$2.21
Pro Forma	$3.36	$2.21	$2.07

Information on the options outstanding is as follows:

	Shares	Wtd. Avg. Ex. Price
Balance, July 2, 2000	1,327,028	$58.98

Granted During the Year	621,000	46.22
Exercised During the Year	(13,449)	20.45
Expired During the Year	(180,738)	49.08

Balance, July 1, 2001	1,753,841	$55.78

Granted During the Year	371,490	$49.19
Exercised During the Year	(39,597)	27.64
Expired During the Year	(199,094)	54.59

Balance, June 30, 2002	1,886,640	$55.20

Granted During the Year	205,980	$46.69
Exercised During the Year	(122,060)	44.98
Expired During the Year	(294,770)	63.71

Balance, June 29, 2003	1,675,790	$53.40

Grant Summary

Fiscal Year	Grant Date	Exercise Price	Date Exercisable	Options Outstanding	Expiration Date
1999	8-5-98	$44.98	8-5-01	157,180	8-29-03
2000	8-4-99	74.53	8-4-02	391,870	8-4-04
2001	8-3-00	46.22	8-3-03	580,910	8-3-07
2002	8-7-01	49.19	8-7-04	347,550	8-7-08
2003	8-13-02	46.69	8-13-05	198,280	8-13-09

The fair value of each option is estimated using the Black-Scholes option pricing model. The grant-date fair market value of the options and assumptions used to determine such value are:

	2003	2002	2001
Options Granted During
Grant Date Fair Value	$10.61	$12.53	$11.47
Assumptions:
Risk-free Interest Rate	4.3%	5.1%	6.0%
Expected Volatility	38.4%	40.3%	37.6%
Expected Dividend Yield	3.3%	3.1%	2.6%
Expected Term (In Years)	7.0	7.0	7.0

Under the Stock Incentive Plan, the Company has issued restricted stock to certain employees. During fiscal years 2003 and 2001, the Company issued 7,000 and 5,000 shares, respectively. No restricted shares were issued during fiscal year 2002. The restricted stock issued vests on the fifth anniversary date of issue provided that the recipient is still employed by the Company. The aggregate market value of the restricted stock at the dates of issue of $0.2 million in both fiscal years 2003 and 2001 has been recorded as unearned compensation, a separate component of the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the Stock Incentive Plan the Company may also issue stock to its directors in lieu of directors fees upon election of the director. The Company has issued 1,317 shares, 800 shares and 800 shares in fiscal 2003, 2002 and 2001, respectively under this provision of the plan.

(11) Shareholder Rights Plan:

On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company’s common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company’s common stock at an exercise price of $160.00 per full common share, subject to adjustment. The rights are not currently exercisable, but would become exercisable if events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The rights expire on August 19, 2006, unless redeemed or exchanged by the Company earlier.

Notes . . .

(12) Foreign Exchange Risk Management:

The Company enters into forward exchange contracts to hedge purchases and sales that are denominated in foreign currencies. The terms of these currency derivatives do not exceed twelve months and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.

The Company has forward foreign currency exchange contracts to purchase Japanese yen. These contracts are used to hedge the commitments to purchase engines from the Company’s Japanese joint venture. The Company also has forward contracts to sell foreign currency. These contracts are used to hedge foreign currency collections on sales of inventory. The Company’s foreign currency forward contracts are carried at fair value based on current exchange rates.

The Company has the following forward currency contracts outstanding at the end of fiscal 2003:

Hedge		In Millions				Conversion Currency	Latest Expiration Date
Currency	Contract	Notional Value	Contract Value	Fair Market Value	(Gain)/Loss at Fair Value
Japanese Yen	Buy	410.0	3.5	3.4	0.1	U.S.	October 2003
Euro	Sell	46.0	51.0	52.4	1.4	U.S.	February 2004
Australian Dollar	Sell	1.5	0.9	1.0	0.1	U.S.	December 2003
Canadian Dollar	Sell	1.6	1.1	1.2	0.1	U.S.	November 2003

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions.

Notes . . .

(13) Employee Benefit Costs:

Retirement Plan and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated, (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Actuarial Assumptions:
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	6.00%	7.25%	6.00%	7.25%
Expected Rate of Future Compensation Level Increases	3.0-5.0%	4.0-5.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.75%	9.0%	n/a	n/a
Change in Benefit Obligations:
Actuarial Present Value of Benefit Obligations at Beginning of Year	$747,621	$703,275	$123,465	$108,557
Service Cost	11,263	10,014	1,594	1,341
Interest Cost	52,276	51,203	8,258	8,028
Plan Amendments	1,234	—	—	—
Plan Participant Contributions	—	—	3,464	—
Special Termination Benefits	—	4,907	—	2,183
Actuarial Loss	127,441	30,692	74,534	12,337
Benefits Paid	(60,247)	(52,470)	(20,905)	(8,981)

Actuarial Present Value of Benefit Obligation at End of Year	$879,588	$747,621	$190,410	$123,465

Change in Plan Assets:
Plan Assets at Fair Value at Beginning of Year	$856,503	$940,582	$—	$—
Actual Return on Plan Assets	54,350	(32,866)	—	—
Plan Participant Contributions	—	—	3,464	—
Employer Contributions	1,312	1,257	17,441	8,981
Benefits Paid	(60,247)	(52,470)	(20,905)	(8,981)

Plan Assets at Fair Value at End of Year	$851,918	$856,503	$—	$—

Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(27,670)	$108,882	$(190,410)	$(123,465)
Remaining Unrecognized Net Obligation (Asset)	82	90	228	275
Unrecognized Net Loss (Gain)	56,237	(95,637)	112,284	40,177
Minimum Pension Liability	(4,522)	—	—	—
Unrecognized Prior Service Cost	28,210	29,942	41	71

Net Amount Recognized at End of Year	$52,337	$43,277	$(77,857)	$(82,942)

Amounts Recognized on the Balance Sheets:
Prepaid Pension	$74,005	$60,343	$—	$—
Accrued Pension Cost	(20,368)	(15,750)	—	—
Accrued Wages and Salaries	(1,300)	(1,316)	—	—
Accrued Postretirement Health Care Obligation	—	—	(48,065)	(62,753)
Accrued Liabilities	—	—	(17,000)	(8,000)
Accrued Employee Benefits	—	—	(12,792)	(12,189)

Net Amount Recognized at End of Year	$52,337	$43,277	$(77,857)	$(82,942)

Notes . . .

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Components of Net Periodic Benefit Cost:
Service Cost-Benefits Earned During the Year	$11,263	$10,014	$9,482	$1,594	$1,341	$1,215
Interest Cost on Projected Benefit Obligation	52,276	51,203	48,079	8,258	8,028	7,091
Expected Return on Plan Assets	(76,403)	(77,192)	(73,053)	—	—	—
Amortization of:
Transition Obligation (Asset)	8	(4,517)	(5,306)	46	46	47
Prior Service Cost	2,965	2,797	242	31	31	31
Actuarial (Gain) Loss	(2,398)	(8,328)	(7,822)	2,428	1,834	583

Net Periodic Benefit Expense (Income)	$(12,289)	$(26,023)	$(28,378)	$12,357	$11,280	$8,967

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

The Company’s supplemental pension plan has benefit obligations in excess of plan assets. The benefit obligation, accumulated benefit obligation and fair value of plan assets were $26.5 million, $21.7 million and $0.1 million respectively for fiscal year 2003 and $25.2 million, $17.9 million and $0.1 million respectively for fiscal year 2002. In fiscal 2003, the Company recorded an additional minimum pension liability for the supplemental pension plan as a result of the increase in its accumulated benefit obligation due to changes in the actuarial assumptions. This resulted in an increase in the accrued pension cost of $4.5 million, an increase in Accumulated Other Comprehensive Loss of $4.2 million and the recognition of an intangible asset of $0.3 million.

The postretirement benefit plans are essentially unfunded.

For measurement purposes a 9% annual rate of increase in the per capita cost of covered health care claims was assumed for the fiscal year 2004 decreasing gradually to 5% for the fiscal year 2008. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $12.9 million and would increase the service and interest cost by $0.7 million for the year. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $12.2 million and decrease the service and interest cost by $0.7 million for the fiscal year.

Defined Contribution Plans

The Company has a defined contribution retirement plan that includes most U.S. non-Wisconsin employees. Under the plan, the Company makes an annual contribution on behalf of covered employees equal to 2% of each participant’s gross income, as defined. For the fiscal years 2002 and 2001, the net expense related to these plans was $1.6 million and $0.2 million, respectively. Effective July 1, 2002, this plan was frozen and no future employer contributions will be made.

Employees of the Company may participate in a salary reduction deferred compensation retirement plan. A maximum of 1- 1/2% or 3% of each participant’s salary, depending upon the participant’s group, is matched by the Company. For certain employees, this Company matching contribution is discretionary. The Company contributions totaled $4.3 million in 2003, $4.1 million in 2002 and $4.7 million in 2001.

Postemployment Benefits

The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits are substantially smaller amounts because they apply

Notes . . .

only to employees who permanently terminate employment prior to retirement. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using an interest rate of 6.00% and 7.25% for fiscal year 2003 and 2002, respectively. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.

(14) Disclosures About Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable, Domestic Notes Payable, Foreign Loans, Accrued Liabilities and Income Taxes Payable: The carrying amounts approximate fair market value because of the short maturity of these instruments.

Long-Term Debt: The fair market value of the Company’s long-term debt is estimated based on market quotations at year end.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2003
	Carrying Amount	Fair Value
Long-term Debt –
5.00% Convertible Notes Due 2006	$140,000	$168,725
7.25% Notes Due 2007	$89,217	$91,873
8.875% Notes Due 2011	$270,587	$324,237

	2002
	Carrying Amount	Fair Value
Long-term Debt –
5.00% Convertible Notes Due 2006	$140,000	$150,865
7.25% Notes Due 2007	$89,031	$88,712
8.875% Notes Due 2011	$269,991	$288,562

(15) Separate Financial Information of Subsidiary Guarantors of Indebtedness

In June of 1997, Briggs & Stratton issued $100 million of 7.25% senior notes to finance the purchase of outstanding shares. In May 2001, the Company issued $275 million of 8.875% senior notes to fund the acquisition of BSPPG and $140 million of 5% convertible senior notes to replace an existing revolving line of credit. In addition, Briggs & Stratton has a $300 million revolving credit facility that expires in September 2004 used to finance seasonal working capital needs.

Under the terms of Briggs & Stratton’s 8.875% senior notes, 5.00% convertible senior notes, 7.25% senior notes and revolving credit agreement, (collectively, the “Domestic Indebtedness”), BSPPG became a joint and several guarantor of the Domestic Indebtedness (the “Guarantor”). Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently all of the Domestic Indebtedness is unsecured. In the event that the ratings of certain of our debt are reduced, our Domestic Indebtedness, excluding the convertible notes, will be entitled to participate in a pledge of substantially all of our assets. The Guarantor, at that time, is obligated to pay the outstanding Domestic Indebtedness if Briggs & Stratton were to fail to make a payment of interest or principal on its due date. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	June 29, 2003 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$270,587	$275,000
5.00% Convertible Senior Notes, due May 15, 2006	$140,000	$140,000
7.25% Senior Notes, due September 15, 2007	$89,217	$90,000
Revolving Credit Facility, expiring September 2004	$—	$300,000

Notes . . .

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor, and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET: As of June 29, 2003	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$617,409	$159,067	$99,311	$(68,640)	$807,147
Investment in Subsidiary	333,730	—	—	(333,730)	—
Noncurrent Assets	483,227	180,903	3,916	—	668,046

	$1,434,366	$339,970	$103,227	$(402,370)	$1,475,193

Current Liabilities	$256,358	$51,610	$53,846	$(60,419)	$301,395
Long-Term Debt	503,397	—	—	—	503,397
Other Long-Term Obligations	151,521	3,855	38	—	155,414
Shareholders’ Equity	523,090	284,505	49,343	(341,951)	514,987

	$1,434,366	$339,970	$103,227	$(402,370)	$1,475,193

As of June 30, 2002
Current Assets	$532,790	$96,418	$70,387	$(24,088)	$675,507
Investment in Subsidiary	312,679	—	—	(312,679)	—
Noncurrent Assets	496,057	182,665	2,372	—	681,094

	$1,341,526	$279,083	$72,759	$(336,767)	$1,356,601

Current Liabilities	$242,856	$10,017	$30,327	$(18,934)	$264,266
Long-Term Debt	499,022	—	—	—	499,022
Other Long-Term Obligations	144,517	(850)	—	—	143,667
Shareholders’ Equity	455,131	269,916	42,432	(317,833)	449,646

	$1,341,526	$279,083	$72,759	$(336,767)	$1,356,601

Notes . . .

STATEMENT OF EARNINGS: For the Fiscal Year Ended June 29, 2003	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,369,786	$318,707	$116,875	$(147,735)	$1,657,633
Cost of Goods Sold	1,103,714	280,477	88,278	(145,262)	1,327,207

Gross Profit	266,072	38,230	28,597	(2,473)	330,426
Engineering, Selling, General and Administrative Expenses	141,296	20,795	15,931	—	178,022

Income from Operations	124,776	17,435	12,666	(2,473)	152,404
Interest Expense	(39,558)	(10)	(644)	(177)	(40,389)
Other (Expense) Income, Net	24,176	1,007	(8,775)	(9,845)	6,563

Income Before Provision for Income Taxes	109,394	18,432	3,247	(12,495)	118,578
Provision for Income Taxes	28,756	6,328	2,856	—	37,940

Net Income	$80,638	$12,104	$391	$(12,495)	$80,638

For the Fiscal Year Ended June 30, 2002
Net Sales	$1,334,921	$215,904	$80,976	$(102,501)	$1,529,300
Cost of Goods Sold	1,102,548	195,533	62,416	(103,158)	1,257,339

Gross Profit	232,373	20,371	18,560	657	271,961
Engineering, Selling, General and Administrative Expenses	123,114	18,420	12,141	—	153,675

Income from Operations	109,259	1,951	6,419	657	118,286
Interest Expense	(43,600)	(50)	(889)	106	(44,433)
Other Income, Net	12,523	251	13,609	(19,726)	6,657

Income Before Provision for Income Taxes	78,182	2,152	19,139	(18,963)	80,510
Provision for Income Taxes	25,062	761	1,567	—	27,390

Net Income	$53,120	$1,391	$17,572	$(18,963)	$53,120

For the Fiscal Year Ended July 1, 2001
Net Sales	$1,247,927	$29,587	$80,701	$(51,577)	$1,306,638
Cost of Goods Sold	1,037,817	25,814	61,159	(51,407)	1,073,383

Gross Profit	210,110	3,773	19,542	(170)	233,255
Engineering, Selling, General and Administrative Expenses	124,146	2,656	10,882	—	137,684

Income from Operations	85,964	1,117	8,660	(170)	95,571
Interest Expense	(28,024)	(23)	(2,642)	24	(30,665)
Other (Expense) Income, Net	12,109	(1,073)	8,841	(12,910)	6,967

Income Before Provision for Income Taxes	70,049	21	14,859	(13,056)	71,873
Provision for Income Taxes	22,036	7	1,817	—	23,860

Net Income	$48,013	$14	$13,042	$(13,056)	$48,013

Notes . . .

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 29, 2003	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$80,638	$12,104	$391	$(12,495)	$80,638
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	60,268	2,651	607	—	63,526
Equity in (Earnings) Loss of Unconsolidated Affiliates	(15,546)	—	178	10,144	(5,224)
Loss (Gain) on Disposition of Plant and Equipment	4,900	(1,005)	(45)	—	3,850
Provision for Deferred Income Taxes	17,569	6,709	—	—	24,278
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	(1,122)	(29,141)	449	23,856	(5,958)
Decrease (Increase) in Inventories	9,542	(14,217)	(9,608)	2,351	(11,932)
(Increase) in Prepaid Expenses and Other Current Assets	(2,098)	(807)	(1,758)	—	(4,663)
Increase in Accounts Payable, Accrued Liabilities and Income Taxes	21,130	12,331	34,716	(23,856)	44,321
(Increase) Decrease in Prepaid Pension	(13,609)	43	—	—	(13,566)
Other, Net	(5,700)	42	(2,217)	—	(7,875)

Net Cash Provided by (Used by) Operating Activities	155,972	(11,290)	22,713	—	167,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(34,855)	(4,251)	(1,048)	—	(40,154)
Proceeds Received on Disposition of Plant and Equipment	255	3,135	74	—	3,464
Other, Net	6,080	—	3,781	—	9,861

Net Cash (Used by) Provided by Investing Activities	(28,520)	(1,116)	2,807	—	(26,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	(12,741)	12,191	(14,405)	—	(14,955)
Cash Dividends Paid	(27,709)	—	—	—	(27,709)
Proceeds from Exercise of Stock Options	5,490	—	—	—	5,490

Net Cash (Used by) Provided by Financing Activities	(34,960)	12,191	(14,405)	—	(37,174)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	835	4,643	—	5,478

NET INCREASE IN CASH AND CASH EQUIVALENTS	92,492	620	15,758	—	108,870
Cash and Cash Equivalents, Beginning of Year	211,611	955	3,379	—	215,945

Cash and Cash Equivalents, End of Year	$304,103	$1,575	$19,137	$—	$324,815

Notes . . .

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 30, 2002	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$53,120	$1,391	$17,572	$(18,963)	$53,120
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	62,590	2,812	566	—	65,968
Equity in (Earnings) Loss of Unconsolidated Affiliates	(23,222)	—	189	16,852	(6,181)
Loss (Gain) on Disposition of Plant and Equipment	3,593	(387)	(14)	—	3,192
Provision for Deferred Income Taxes	12,103	8,183	—	—	20,286
Change in Operating Assets and Liabilities:
(Increase) in Receivables	(44,711)	(1,343)	(15,942)	5,312	(56,684)
Decrease (Increase) in Inventories	126,271	(2,352)	(1,549)	(657)	121,713
(Increase) in Prepaid Expenses and Other Current Assets	(1,286)	(122)	(111)	—	(1,519)
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	31,650	(2,976)	1,617	(5,312)	24,979
(Increase) Decrease in Prepaid Pension	(23,101)	289	—	—	(22,812)
Other, Net	(1,494)	(751)	—	—	(2,245)

Net Cash Provided by (Used by) Operating Activities	195,513	4,744	2,328	(2,768)	199,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(41,048)	(1,824)	(1,056)	—	(43,928)
Proceeds Received on Disposition of Plant and Equipment	362	9	35	—	406
Other, Net	5,120	—	—	—	5,120

Net Cash (Used by) Investing Activities	(35,566)	(1,815)	(1,021)	—	(38,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans and Notes Payable	3,022	(3,697)	(1,021)	—	(1,696)
Borrowings (Repayments) on Long-Term Debt	(10,393)	—	—	—	(10,393)
Cash Dividends Paid	(27,219)	—	(2,768)	2,768	(27,219)
Proceeds from Exercise of Stock Options	1,078	—	—	—	1,078

Net Cash (Used by) Financing Activities	(33,512)	(3,697)	(3,789)	2,768	(38,230)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(106)	1,040	3,083	—	4,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	126,329	272	601	—	127,202
Cash and Cash Equivalents, Beginning of Year	85,282	683	2,778	—	88,743

Cash and Cash Equivalents, End of Year	$211,611	$955	$3,379	$—	$215,945

Notes . . .

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 1, 2001	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$48,013	$14	$13,042	$(13,056)	$48,013
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	57,724	1,349	638	—	59,711
Equity in (Earnings) Loss of Unconsolidated Affiliates	(5,762)	—	159	562	(5,041)
(Gain) Loss on Disposition of Plant and Equipment	1,499	—	(6)	—	1,493
Provision for Deferred Income Taxes	17,691	282	—	—	17,973
Change in Operating Assets and Liabilities:
Decrease in Receivables	36,807	1,966	5,375	(8,036)	36,112
(Increase) Decrease in Inventories	(7,800)	(2,811)	1,659	170	(8,782)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	228	89	(161)	—	156
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	(47,225)	4,251	(11,753)	8,036	(46,691)
(Increase) Decrease in Prepaid Pension	(28,646)	268	—	—	(28,378)
Other, Net	(6,389)	(209)	—	—	(6,598)

Net Cash Provided by (Used by) Operating Activities	66,140	5,199	8,953	(12,324)	67,968

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(60,262)	(481)	(579)	—	(61,322)
Proceeds Received on Disposition of Plant and Equipment	4,113	—	39	—	4,152
Investments in Subsidiaries, Net of Cash Acquired	(270,632)	456	3,002	—	(267,174)
Other, Net	6,434	—	(138)	—	6,296

Net Cash Provided by (Used by) Investing Activities	(320,347)	(25)	2,324	—	(318,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans and Notes Payable	(41,175)	(4,334)	2,935	—	(42,574)
Borrowings (Repayments) on Long-Term Debt	399,415	—	—	—	399,415
Cash Dividends Paid	(26,763)	—	(12,324)	12,324	(26,763)
Purchase of Common Stock for Treasury	(6,118)	—	—	—	(6,118)
Proceeds from Exercise of Stock Options	275	—	—	—	275

Net Cash Provided by (Used by) Financing Activities	325,634	(4,334)	(9,389)	12,324	324,235

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(157)	(2,244)	—	(2,401)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,427	683	(356)	—	71,754
Cash and Cash Equivalents, Beginning of Year	13,855	—	3,134	—	16,989

Cash and Cash Equivalents, End of Year	$85,282	$683	$2,778	$—	$88,743

Independent Auditors’ Reports

To the Shareholders of

Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries, as of June 29, 2003 and June 30, 2002, and the related consolidated statements of earnings, shareholders’ investment and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the fiscal 2003 and 2002 financial statements based on our audits. The consolidated financial statements of Briggs & Stratton Corporation for the year ended July 1, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated July 26, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the fiscal 2003 and 2002 consolidated financial statements present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of June 29, 2003 and June 30, 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Milwaukee, Wisconsin

July 29, 2003

This report set forth below is a copy of a previously issued audit report by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP in connection with its inclusion in this Form 10-K.

To the Shareholders of

Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries as of July 1, 2001 and July 2, 2000 and the related consolidated statements of earnings, shareholders’ investment and cash flow for each of the three years in the period ended July 1, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Arthur Andersen LLP

Milwaukee, Wisconsin

July 26, 2001

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands			Per Share of Common Stock
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)	Net Income (Loss)		Dividends Declared	Market Price Range on New York Stock Exchange
							High	Low
Fiscal 2003
September	$236,496	$37,692	$(7,027)	$(.32)		$.32	$40.24	$30.75
December	352,562	67,092	11,744	.53		.32	43.36	32.12
March	560,431	116,637	42,975	1.81		.32	44.40	36.94
June	508,144	109,005	32,946	1.39		.32	51.50	38.06

Total	$1,657,633	$330,426	$80,638	$3.49	(1)	$1.28

Fiscal 2002
September	$218,791	$18,983	$(17,424)	$(.81)		$.31	$43.85	$29.65
December	333,554	54,859	2,379	.11		.31	43.99	29.81
March	517,293	103,030	37,614	1.58		.32	48.39	38.54
June	459,662	95,089	30,551	1.30		.32	46.35	36.71

Total	$1,529,300	$271,961	$53,120	$2.36	(1)	$1.26

The number of record holders of Briggs & Stratton Corporation Common Stock on August 21, 2003 was 4,443.

Net Income per share of Common Stock represents Diluted Earnings per Share.

(1)	Refer to Note 2 to Consolidated Financial Statements, for information about Diluted Earnings per Share. Amounts do not total because of differing numbers of shares outstanding at the end of each quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Briggs & Stratton changed independent accountants in May 2002 from Arthur Andersen LLP to Deloitte & Touche LLP. Information regarding the change in accountants was reported in Briggs & Stratton’s Current Report on Form 8-KA dated May 20, 2002.

ITEM 9A. CONTROLS AND PROCEDURES

(a)	The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company’s periodic filings under the Exchange Act.

(b)	There have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)	Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, under the caption “Election of Directors”, and is incorporated herein by reference.

(c)	Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, under the caption “Security Ownership of Management – Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, concerning this item, in the subsection titled “Director Compensation” under the caption “Election of Directors” and the “Executive Compensation” section, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2003 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management”, is incorporated herein by reference.

Equity Compensation Plan Information

In addition to the information that is incorporated in this item by reference to the Proxy Statement, the following chart gives aggregate information under all equity compensation plans of Briggs & Stratton through June 29, 2003.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders (1)	1,696,790	$53.19	2,020,032
Equity compensation plans not approved by security holders	—	N/A	—
Total	1,696,790	$53.19	2,020,032

(1)	Represents options and restricted stock granted under Briggs & Stratton’s Stock Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Briggs & Stratton has no relationships or related transactions to report pursuant to Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Pursuant to SEC Release No. 33-8183 (as corrected by Release No. 33-8183A), the disclosure requirements of this Item are not effective until the Annual Report on Form 10-K for the first fiscal year ending after December 15, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements

The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, June 29, 2003 and June 30, 2002

For the Years Ended June 29, 2003, June 30, 2002 and July 1, 2001:

Consolidated Statements of Earnings

Consolidated Statements of Shareholders’ Investment

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditors’ Reports

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts

Independent Auditors’ Report

Report of Independent Public Accountants

All other financial statement schedules provided for in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions.

3. Exhibits

Refer to the Exhibit Index incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

(b) Reports on Form 8-K

On April 17, 2003, Briggs & Stratton Corporation filed a report on Form 8-K dated April 17, 2003 to furnish as an exhibit the press release reporting its fiscal 2003 third quarter financial results.

On August 7, 2003, Briggs & Stratton Corporation filed a report on Form 8-K dated August 7, 2003, to furnish as an exhibit the press release reporting its fiscal 2003 fourth quarter and twelve months results as of June 29, 2003.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JUNE 29, 2003, JUNE 30, 2002 AND JULY 1, 2001

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Other	Balance End of Year
2003	$1,703,000	129,000	(52,000)	—	$1,780,000
2002	$1,599,000	(1,222,000)	1,326,000	—	$1,703,000
2001	$1,544,000	3,631,000	(3,667,000)	91,000*	$1,599,000

*	Consists of additions to the reserve related to the acquisition of BSPPG.

INDEPENDENT AUDITORS’ REPORT

To the Shareholders of Briggs & Stratton Corporation:

We have audited the consolidated financial statements of Briggs & Stratton Corporation and subsidiaries as of June 29, 2003 and June 30, 2002, and for the years then ended, and have issued our report thereon dated July 29, 2003; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of Briggs & Stratton Corporation for the years ended June 29, 2003 and June 30, 2002. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, the fiscal 2003 and 2002 consolidated financial statement schedule, when considered in relation to the fiscal 2003 and 2002 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Milwaukee, Wisconsin

July 29, 2003

This report set forth below is a copy of a previously issued audit report by Arthur Andersen LLP. This report has not been reissued by Arthur Andersen LLP in connection with its inclusion in this Form 10-K.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Briggs & Stratton Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in the Briggs & Stratton Corporation annual report to shareholders on Form 10-K, and have issued our report thereon dated July 26, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index in item 14(a)(2) is the responsibility of the Corporation’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP

Milwaukee, Wisconsin

July 26, 2001

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ James E. Brenn
James E. Brenn
September 11, 2003		Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ John S. Shiely	/s/ David L. Burner
John S. Shiely	David L. Burner
Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Director

/s/ James E. Brenn	/s/ E. Margie Filter
James E. Brenn	E. Margie Filter
Senior Vice President and Chief Financial	Director
Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ William F. Achtmeyer	/s/ Robert J. O’Toole
William F. Achtmeyer	Robert J. O’Toole
Director	Director

/s/ Jay H. Baker	/s/ Charles I. Story
Jay H. Baker	Charles I. Story
Director	Director

/s/ Michael E. Batten	/s/ Brian C. Walker
Michael E. Batten	Brian C. Walker
Director	Director

*Each signature affixed as of September 11, 2003.

BRIGGS & STRATTON CORPORATION

(Commission File No. 1-1370)

EXHIBIT INDEX

2003 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Document Description

2	Agreement and Plan of Merger, dated as of March 21, 2001, by and among Briggs & Stratton Corporation, GPP Merger Corporation, Generac Portable Products, Inc. and The Beacon Group III – Focus Value Fund, L.P.
(Filed as Exhibit 2 to the Company’s Report on Form 8-K dated March 21, 2001 and incorporated by reference herein.)

3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.2	Bylaws, as amended and restated June 14, 2001.
(Filed as Exhibit 99 to the Company’s Report on Form 8-K dated June 14, 2001 and incorporated by reference herein.)

4.0	Rights Agreement dated as of August 7, 1996, between Briggs & Stratton Corporation and Firstar Trust Company which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B.
(Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated as of August 7, 1996 and incorporated by reference herein.)

4.0 (a)	First Amendment to the Rights Agreement.
(Filed as Exhibit 4 to the Company’s Report on Form 10-Q for the quarter ended December 29, 2002 and incorporated by reference herein.)

4.1	Indenture dated as of June 4, 1997 between Briggs & Stratton Corporation and Bank One, N.A., as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

4.2	Form of 7- 1/4% Note due September 15, 2007 of Briggs & Stratton Corporation issued pursuant to the Indenture dated as of June 4, 1997 between Briggs & Stratton Corporation and Bank One, N.A., as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

4.3	Resolutions of the Board of Directors of Briggs & Stratton Corporation authorizing the public offering of debt securities of Briggs & Stratton Corporation in an aggregate principal amount of up to $175,000,000.
(Filed as Exhibit 4.3 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

4.4	Actions of the Authorized Officers of Briggs & Stratton Corporation authorizing the issuance of $100,000,000 aggregate principal amount of 7- 1/4% Notes due September 15, 2007.
(Filed as Exhibit 4.4 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

4.5	Officers’ Certificate and Company Order of Briggs & Stratton Corporation executed in conjunction with the issuance of $100,000,000 aggregate principal amount of 7- 1/4% Notes due September 15, 2007.
(Filed as Exhibit 4.5 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

Exhibit Number	Document Description

4.6	Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation, the Guarantors listed on Schedule I thereto and Bank One, N.A., as Trustee, providing for 5.00% Convertible Senior Notes due May 15, 2006 (including form of Note, form of Notation of Guarantee and other exhibits).
(Filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

4.7	Form of Supplemental Indenture dated as of May 15, 2001 between Subsequent Guarantors (Generac Portable Products, Inc., GPPD, Inc., GPPW, Inc. and Generac Portable Products, LLC), Briggs & Stratton Corporation, and Bank One, N.A., as Trustee.
(Filed as Exhibit 4.7 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

4.8	Registration Rights Agreement dated as of May 8, 2001 between Briggs & Stratton Corporation and Goldman, Sachs & Co. and Banc of America Securities LLC, as Representatives of the Several Purchasers, providing for the registration of the 5.00% Convertible Senior Notes due May 15, 2006.
(Filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

4.9	Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation, the Guarantors listed on Schedule I thereto and Bank One, N.A., as Trustee, providing for 8.875% Senior Notes due March 15, 2011 (including form of Note, form of Notation of Guarantee and other exhibits).
(Filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

4.10	Form of Supplemental Indenture dated as of May 15, 2001 between Subsequent Guarantors (Generac Portable Products, Inc., GPPD, Inc., GPPW, Inc. and Generac Portable Products, LLC), Briggs & Stratton Corporation, and Bank One, N.A., as Trustee.
(Filed as Exhibit 4.10 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

4.11	Exchange and Registration Rights Agreement dated as of May 9, 2001 between Briggs & Stratton Corporation and Goldman, Sachs & Co. and Banc of America Securities LLC, as Representatives of the Several Purchasers, providing for the registration or exchange of the 8.875% Senior Notes due March 15, 2011.
(Filed as Exhibit 4.11 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

4.12	First Supplemental Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation and Bank One, N.A., as Trustee under the Indenture dated as of June 4, 1997.
(Filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

Exhibit Number	Document Description

4.13	Form of Indenture Supplement to Add a Subsidiary Guarantor dated as of May 15, 2001 among each Subsidiary Guarantor (Generac Portable Products, Inc., GPPD, Inc., GPPW, Inc. and Generac Portable Products, LLC), Briggs & Stratton Corporation, and Bank One, N.A., as Trustee.
(Filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

4.14	Multicurrency Credit Agreement dated as of September 28, 2001, by and among Briggs & Stratton Corporation, Bank of America, N.A., as Administrative Agent, and the other financial institutions party thereto (the “Credit Agreement”).
(Filed as Exhibit 4.1 (a) to the Company’s Report on Form 10-Q for the quarter ended December 30, 2001 and incorporated by reference herein.)

4.15	First Amendment to the Credit Agreement, dated as of November 15, 2001.
(Filed as Exhibit 4.1 (b) to the Company’s Report on Form 10-Q for the quarter ended December 30, 2001 and incorporated by reference herein.)

10.0*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended March 29, 1998 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

10.1 (a)*	Amendment to Supplemental Executive Retirement Plan.
(Filed herewith.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

10.3*	Form of Change of Control Employment Agreements.
(Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.4 (a)*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4 (b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.5 (a)*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (b)*	Amendment to Amended and Restated Stock Incentive Plan.
(Filed as Exhibit 10.0 (b) to the Company’s Report on Form 10-Q for the quarter ended September 26, 1999 and incorporated by reference herein.)

10.5 (c)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.6*	Amended and Restated Leveraged Stock Option Program.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

Exhibit Number	Document Description

10.7*	Amended and Restated Deferred Compensation Agreement for Fiscal 1995.
(Filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.8*	Deferred Compensation Agreement for Fiscal 1998.
(Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for fiscal year ended June 29, 1997 and incorporated by reference herein.)

10.9*	Deferred Compensation Agreement for Fiscal 1999.
(Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for fiscal year ended June 28, 1998 and incorporated by reference herein.)

10.10*	Deferred Compensation Agreement for Fiscal 2000.
(Filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended December 26, 1999 and incorporated by reference herein.)

10.11 (a)*	Amendment to Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.12*	Amended and Restated Director’s Leveraged Stock Option Plan.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

10.13*	Agreement with Executive Officer.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended December 27, 1998 and incorporated by reference herein.)

10.14 *	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14 (a)*	Amendment to Executive Life Insurance Program.
(Filed herewith.)

10.15 (a)*	Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.15 (b)*	Amendment to Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated by reference herein.)

10.15 (c)*	Amendment to Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Notice of Election for Fixed Price Cash Pay-Out Under Deferred Compensation Agreement by Frederick P. Stratton, Jr. dated January 3, 2002, and Approval of Compensation Committee dated January 15, 2002.
(Filed as Exhibit 10 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

10.18*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

Exhibit Number	Document Description

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed herewith.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Independent Auditors’ Consent.
(Filed herewith.)

23.2	Statement Regarding Consent of Arthur Anderson LLP.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 14 (c) of Form 10-K.