Form 10-Q
period 2003-09-28
BRIGGS & STRATTON CORP
filed 2003-11-12
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 1-1370

BRIGGS & STRATTON CORPORATION

(Exact name of registrant as specified in its charter)

Wisconsin	39-0182330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12301 West Wirth Street, Wauwatosa, Wisconsin	53222
(Address of Principal Executive Offices)	(Zip Code)

414/259-5333

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 28, 2003
COMMON STOCK, par value $0.01 per share	22,154,900 Shares

BRIGGS & STRATON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	September 28, 2003	June 29, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$238,556	$324,815
Accounts receivable, net	226,153	201,948
Inventories -
Finished products and parts	173,008	128,998
Work in process	87,225	76,929
Raw materials	4,012	3,211

Total inventories	264,245	209,138
Deferred income tax asset	51,920	48,674
Prepaid expenses and other current assets	14,610	22,572

Total current assets	795,484	807,147

OTHER ASSETS:
Goodwill	154,070	159,756
Investments	45,204	44,175
Prepaid pension	75,693	74,005
Deferred loan costs, net	7,795	8,314
Other long-term assets, net	8,852	11,012

Total other assets	291,614	297,262

PLANT AND EQUIPMENT:
Cost	874,307	876,664
Less - accumulated depreciation	507,369	505,880

Total plant and equipment, net	366,938	370,784

	$1,454,036	$1,475,193

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 28, 2003	June 29, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$105,577	$134,441
Domestic notes payable	2,075	2,075
Foreign loans	—	865
Accrued liabilities	141,241	157,463
Dividends payable	7,294	—
Income taxes payable	9,932	6,551

Total current liabilities	266,119	301,395

OTHER LIABILITIES:
Deferred revenue on sale of plant and equipment	15,111	15,163
Deferred income tax liability	58,871	57,917
Accrued pension cost	21,002	20,368
Accrued employee benefits	14,022	13,901
Accrued postretirement health care obligation	47,455	48,065
Long-term debt	501,063	503,397

Total other liabilities	657,524	658,811

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 60,000 shares, $.01 par value, issued 28,927 shares	289	289
Additional paid-in capital	35,839	35,074
Retained earnings	818,791	822,060
Accumulated other comprehensive loss	(1,036)	(734)
Unearned compensation on restricted stock	(1,085)	(287)
Treasury stock at cost, 6,744 and 7,142 shares, respectively	(322,405)	(341,415)

Total shareholders’ investment	530,393	514,987

	$1,454,036	$1,475,193

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 28, 2003	September 29, 2002
NET SALES	$331,395	$236,496
COST OF GOODS SOLD	271,200	200,703

Gross profit on sales	60,195	35,793
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,900	38,358

Income (Loss) from operations	14,295	(2,565)
INTEREST EXPENSE	(9,832)	(10,089)
OTHER INCOME, net	1,443	2,007

Income (Loss) before provison (credit) for income taxes	5,906	(10,647)
PROVISION (CREDIT) FOR INCOME TAXES	1,890	(3,620)

NET INCOME (LOSS)	$4,016	$(7,027)

EARNINGS PER SHARE DATA -
Average shares outstanding	21,971	21,643

Basic earnings (loss) per share	$0.18	$(0.32)

Diluted average shares outstanding	22,105	21,643

Diluted earnings (loss) per share	$0.18	$(0.32)

CASH DIVIDENDS PER SHARE	$0.33	$0.32

The accompanying notes are an integral part of these statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 28, 2003	September 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,016	$(7,027)
Adjustments to reconcile net income (loss) to net cash used in operating activities -
Depreciation and amortization	15,846	16,051
Equity earnings of unconsolidated affiliates	(1,022)	(760)
Loss on disposition of plant and equipment	651	2,174
Provision for deferred income taxes	(2,292)	4,223
Change in operating assets and liabilities -
(Increase) decrease in accounts receivable	(24,195)	42,580
Increase in inventories	(55,107)	(79,479)
Decrease in prepaid expenses and other current assets	7,962	1,798
Decrease in accounts payable and accrued liabilities	(40,523)	(42,193)
Change in pension obligation, net	(1,092)	(3,088)
Other, net	(1,383)	(1,454)

Net cash used in operating activities	(97,139)	(67,175)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(11,564)	(8,812)
Proceeds received on disposition of plant and equipment	113	90
Refund of cash paid for acquisition	5,686	—

Net cash used in investing activities	(5,765)	(8,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on loans and notes payable	(865)	(2,156)
Proceeds from exercise of stock options	16,803	—

Net cash provided by (used in) financing activities	15,938	(2,156)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	707	(133)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(86,259)	(78,186)
CASH AND CASH EQUIVALENTS, beginning	324,815	215,945

CASH AND CASH EQUIVALENTS, ending	$238,556	$137,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,977	$15,985

Income taxes paid	$681	$4,188

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

Information on earnings per share is as follows (in thousands):

	Three Months Ended
	September 28, 2003	September 29, 2002
Net income (loss)	$4,016	$(7,027)
Adjustments to net income (loss) to add after tax interest expense on convertible notes	—	—

Adjusted net income (loss) used in diluted earnings per share	$4,016	$(7,027)

Average shares of common stock outstanding	21,971	21,643
Incremental common shares applicable to common stock options based on the common stock average market price during the period	120	—
Incremental common shares applicable to restricted common stock based on the common stock average market price during the period	14	—
Incremental common shares applicable to convertible notes based on the conversion provisions of the convertible notes	—	—

Diluted average common shares outstanding	22,105	21,643

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Comprehensive Income

Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income is defined as net income and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	September 28, 2003	September 29, 2002
Net income (loss)	$4,016	$(7,027)
Unrealized loss on marketable securities	—	(42)
Cumulative translation adjustments	672	(49)
Unrealized (loss) gain on derivative instruments	(974)	1,553

Total comprehensive income (loss)	$3,714	$(5,565)

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):
	September 28, 2003	June 29, 2003
Cumulative translation adjustments	$2,488	$1,816
Unrealized (loss) gain on derivative instruments	(961)	13
Minimum pension liability adjustment	(2,563)	(2,563)

Accumulated other comprehensive loss	$(1,036)	$(734)

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

On September 28, 2003, Briggs & Stratton had interest rate swaps relating to the $275 million 8.875% senior notes due in 2011. The swaps convert $50 million in notional amounts from fixed to a floating rate (LIBOR-set-in-arrears) and mature in fiscal 2011. The floating rate on the interest rate swaps at September 28, 2003 was 5.3%. The fair market value of these derivatives was approximately $1.1 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment and Geographic Information

Briggs & Stratton operates in two reportable business segments, Engines and Power Products, that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended
	September 28, 2003	September 29, 2002
NET SALES:
Engines	$235,687	$194,891
Power Products	124,761	53,675
Inter-Segment Eliminations	(29,053)	(12,070)

Total*	$331,395	$236,496

* International Sales (included in above)
Engines	$51,276	$55,575
Power Products	3,528	3,996

Total	$54,804	$59,571

GROSS PROFIT ON SALES:
Engines	$42,897	$30,042
Power Products	15,679	6,039
Inter-Segment Eliminations	1,619	(288)

Total	$60,195	$35,793

INCOME (LOSS) FROM OPERATIONS:
Engines	$3,999	$(3,797)
Power Products	8,677	1,520
Inter-Segment Eliminations	1,619	(288)

Total	$14,295	$(2,565)

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Beginning Balance, June 29, 2003	$47,590
Payments	(11,228)
Provision for Current Year Warranties	6,841
Provisions for Prior Years Warranties	—

Ending Balance, September 28, 2003	$43,203

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Stock Options

Briggs & Stratton has a Stock Incentive Plan that is accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the plan, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	Three Months Ended
	September 28, 2003	September 29, 2002
Net Income (Loss) As Reported:	$4,016	$(7,027)
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	796	767

Pro Forma Net Income (Loss)	$3,220	$(7,794)

Earnings (Loss) Per Share:
As Reported	$0.18	$(0.32)
Pro Forma	$0.15	$(0.36)
Diluted Earnings (Loss) Per Share:
As Reported	$0.18	$(0.32)
Pro Forma	$0.15	$(0.36)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the FIN 46. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as revised, must be applied for the first interim or annual period ending after December 15, 2003. The Company has not created or acquired any variable interest entities after January 31, 2003, therefore, the Company will adopt the provision of FIN 46 during the quarter ended December 28, 2003. The adoption of FIN 46 is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company’s financial condition or results of operations.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Financial Information of Subsidiary Guarantor of Indebtedness

In June 1997, Briggs & Stratton issued $100 million of 7.25% senior notes to finance the purchase of outstanding shares. In May 2001, the Company issued $275 million of 8.875% senior notes to fund the acquisition of Generac Portable Products, LLC (effective January 1, 2003, Generac Portable Products, LLC changed its name to Briggs & Stratton Power Products Group, LLC (“BSPPG”)) and $140 million of 5% convertible senior notes to replace an existing revolving line of credit. In addition, Briggs & Stratton has a $300 million revolving credit facility that expires in September 2004 that is used to finance seasonal working capital needs.

Under the terms of Briggs & Stratton’s 8.875% senior notes, 5.00% convertible senior notes, 7.25% senior notes and the revolving credit agreement (collectively, the “Domestic Indebtedness”), BSPPG became a joint and several guarantor of the Domestic Indebtedness (the “Guarantor”). Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. In the event that the ratings of certain of the debt are reduced, the Domestic Indebtedness, excluding the convertible notes, will be entitled to participate in a pledge of substantially all of our assets. The Guarantor, at that time, is obligated to pay the outstanding Domestic Indebtedness if Briggs & Stratton were to fail to make a payment of interest or principal on its due date. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	September 28, 2003 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$270,730	$275,000

5.00% Convertible Senior Notes, due May 15, 2006	$140,000	$140,000

7.25% Senior Notes, due September 15, 2007	$ 89,263	$ 90,000

Revolving Credit Facility, expiring September 2004	$ —	$300,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of September 28, 2003

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$ 624,069	$154,680	$110,395	$ (93,660)	$ 795,484
Investment in Subsidiaries	341,062	—	—	(341,062)	—
Non-Current Assets	479,361	175,304	3,887	—	658,552

	$1,444,492	$329,984	$114,282	$(434,722)	$1,454,036

Current Liabilities	$250,207	$ 40,193	$ 63,386	$ (87,667)	$ 266,119
Long-Term Debt	501,063	—	—	—	501,063
Other Long-Term Obligations	151,042	5,192	227	—	156,461
Shareholders’ Investment	542,180	284,599	50,669	(347,055)	530,393

	$1,444,492	$329,984	$114,282	$(434,722)	$1,454,036

BALANCE SHEET As of June 29, 2003

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$ 617,409	$159,067	$ 99,311	$ (68,640)	$ 807,147
Investment in Subsidiaries	333,730	—	—	(333,730)	—
Non-Current Assets	483,227	180,903	3,916	—	668,046

	$1,434,366	$339,970	$103,227	$(402,370)	$1,475,193

Current Liabilities	$ 256,358	$ 51,610	$ 53,846	$ (60,419)	$ 301,395
Long-Term Debt	503,397	—	—	—	503,397
Other Long-Term Obligations	151,521	3,855	38	—	155,414
Shareholders’ Investment	523,090	284,505	49,343	(341,951)	514,987

	$1,434,366	$339,970	$103,227	$(402,370)	$1,475,193

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended September 28, 2003

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$223,314	$117,327	$30,728	$(39,974)	$331,395
Cost of Goods Sold	186,319	102,187	23,895	(41,201)	271,200

Gross Profit	36,995	15,140	6,833	1,227	60,195
Engineering, Selling, General and
Administrative Expenses	34,459	5,867	5,574	—	45,900

Income from Operations	2,536	9,273	1,259	1,227	14,295
Interest Expense	(9,775)	—	(19)	(38)	(9,832)
Other Income (Expense), Net	9,436	(15)	18	(7,996)	1,443

Income Before Income Taxes	2,197	9,258	1,258	(6,807)	5,906
Provision (Credit) for
Income Taxes	359	3,253	456	(2,178)	1,890

Net Income	$1,838	$6,005	$802	$(4,629)	$4,016

STATEMENT OF INCOME For the Three Months Ended September 29, 2002

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$185,838	$52,656	$23,676	$(25,674)	$236,496
Cost of Goods Sold	161,539	46,602	17,486	(24,924)	200,703

Gross Profit	24,299	6,054	6,190	(750)	35,793
Engineering, Selling, General and
Administrative Expenses	30,172	4,464	3,722	—	38,358

Income (Loss) from Operations	(5,873)	1,590	2,468	(750)	(2,565)
Interest Expense	(9,882)	(4)	(203)	—	(10,089)
Other Income (Expense), Net	4,142	(11)	52	(2,176)	2,007

Income (Loss) Before
Income Taxes	(11,613)	1,575	2,317	(2,926)	(10,647)
Provision (Credit) for
Income Taxes	(3,591)	555	411	(995)	(3,620)

Net Income (Loss)	$(8,022)	$1,020	$1,906	$(1,931)	$(7,027)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 28, 2003

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(96,901)	$7,346	$(17,513)	$9,929	$(97,139)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(10,609)	(790)	(165)	—	(11,564)
Proceeds Received on Disposition of Plant and Equipment	107	6	—	—	113
Refund of Cash Paid for Acquisition	5,686	—	—	—	5,686

Net Cash Used in Investing Activities	(4,816)	(784)	(165)	—	(5,765)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	9,401	(8,037)	7,700	(9,929)	(865)
Proceeds from Exercise of Stock Options	16,803	—	—	—	16,803

Net Cash Provided by (Used in) Financing Activities	26,204	(8,037)	7,700	(9,929)	15,938

Effect of Exchange Rate Changes	—	(225)	932	—	707

Net Decrease in Cash and Cash Equivalents	(75,513)	(1,700)	(9,046)	—	(86,259)
Cash and Cash Equivalents, Beginning	304,103	1,575	19,137	—	324,815

Cash and Cash Equivalents, Ending	$228,590	$(125)	$10,091	$—	$238,556

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 29, 2002

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(81,139)	$6,918	$7,046	$—	$(67,175)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(8,154)	(580)	(78)	—	(8,812)
Proceeds Received on Disposition of Plant and Equipment	64	—	26	—	90
Other, net	(201)	—	201	—	—

Net Cash (Used in) Provided by Investing Activities	(8,291)	(580)	149	—	(8,722)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	6,093	(6,093)	(2,156)	—	(2,156)

Net Cash Provided by (Used in) Financing Activities	6,093	(6,093)	(2,156)	—	(2,156)

Effect of Exchange Rate Changes	—	315	(448)	—	(133)

Net (Decrease) Increase in Cash and Cash Equivalents	(83,337)	560	4,591	—	(78,186)
Cash and Cash Equivalents, Beginning	211,611	955	3,379	—	215,945

Cash and Cash Equivalents, Ending	$128,274	$1,515	$7,970	$—	$137,759

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Net sales for the first quarter of fiscal 2004 totaled $331 million, an increase of $95 million or 40% when compared to the same period of the preceding year. Power Products sales increased $71 million accounting for the majority of the increase. Generator sales were significantly impacted by the wide spread power outages that occurred as a result of the failure of the eastern electrical grid and the landfall of a major hurricane. There were no power outages or weather events in the first quarter of the prior year. Pressure washer sales continue to reflect demand driven by new product and promotional programs. The Engine Segment sales increased $41 million, including $17 million of increased sales to the Power Products Segment, eliminated in consolidation. In addition to increased generator and pressure washer demand, the Engine Segment sales improvement is reflective of late summer retail demand for lawn and garden equipment caused by favorable weather conditions.

GROSS PROFIT MARGIN

The gross profit margin increased to 18% in the current first quarter from 15% in the preceding year. Engine Segment margins increased from 15% in fiscal 2003 to 18% in fiscal 2004. The increase in Engine Segment margins of $7 million is attributable to $8 million of better absorption due to a 6% increase in production volume and $2 million in net manufacturing cost reductions. These improvements were partially offset by a shift in the mix of sales to lower margined product. Power Products margins increased from 11% to 13% in the first quarter of fiscal 2004. This improvement was driven by a 122% increase in production volume, partially offset by increased spending in order to respond to the higher level of demand created by the large power outage activities.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses increased $8 million between years. Two million dollars of the increase is attributable to an estimate of bad debt expense associated with a prior fiscal year customer bankruptcy. The remainder of the increase is attributable primarily to a $3 million increase in variable selling and marketing expenses and a $2 million increase in salaries, legal and accounting fees.

INTEREST EXPENSE

Interest expense was $10 million in the first quarter of fiscal 2004 and 2003. There have been no significant changes in the level of debt between years.

PROVISION FOR INCOME TAXES

The effective tax rate used in the first fiscal quarter was 32%. This is management’s estimate of what the rate will be for the entire year. The rate for the first quarter of fiscal 2003 was 34% and was reduced to 32% for the full 2003 fiscal year.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first quarter of fiscal 2004 were $97 million, an increase of $30 million from the first quarter of fiscal 2003. This resulted from increased earnings of $11 million offset by increased working capital requirements. The increased working capital requirements were driven by increased receivable levels offset by a reduction in the level of inventory build-up from fiscal year end in the first quarter of fiscal 2004 versus fiscal 2003. Strong sales in the current first quarter resulted in higher receivables and less inventory build-up.

In the first quarter of fiscal 2004, cash used in investing activities was $6 million compared to $9 million in fiscal 2003. Six million dollars was received as a refund of a portion of the cash paid for the BSPPG acquisition in fiscal 2001. The amount was to adjust the original purchase price for the actual value received in acquired receivables and inventory. This refund was offset by increased spending of $3 million on plant and equipment attributable to higher planned spending for capital projects.

Net cash provided by financing activities was $16 million in fiscal 2004, an $18 million increase from the $2 million net cash used in financing activities in fiscal 2003. The increase is attributable to $17 million in proceeds from the exercise of stock options in fiscal 2004. There were no stock options exercised in the first quarter of fiscal 2003.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

We have remaining authorization to buy up to 1.8 million shares of our stock in open market or private transactions under the June 2000 Board of Directors’ authorization to repurchase up to 2.0 million shares. We did not purchase any shares in the first quarter of fiscal 2004 and do not anticipate repurchasing any shares during the remainder of fiscal 2004.

Management expects cash outflows for capital expenditures to total approximately $60 million in fiscal 2004. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash.

In October 2002, we began managing our debt portfolio using interest rate swaps to achieve a desired mix of fixed and floating rates. We currently have interest rate swaps relating to our 8.875% senior notes ($275 million) due in 2011. The swaps convert $50 million of notional amounts from a fixed rate to a floating rate, (LIBOR-set-in-arrears) and mature in fiscal 2011.

It is currently management’s plan to use its available cash in fiscal 2004 to reduce the Convertible Senior Notes due in 2006. Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in Briggs & Stratton’s critical accounting policies since the September 11, 2003 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as those used in the determination of liabilities related to customer rebates, pension obligations, post-retirement benefits, warranty, product liability, group health insurance and taxation. Various assumptions and other factors underlie the

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and in some instances actuarial techniques. Briggs & Stratton re-evaluates these significant factors as facts and circumstances change.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the September 11, 2003, filing of the Company’s Annual Report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on October 15, 2003, director nominees named below were elected to a three-year term expiring in 2006 by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
Robert J. O’Toole	20,383,147	292,904
John S. Shiely	20,243,632	432,418
Charles I. Story	20,478,131	197,919

Directors whose terms of office continue past the Annual Meeting of Shareholders are:

William F. Achtmeyer; Jay H. Baker; Michael E. Batten; David L. Burner; Eunice M. Filter; and Brian C. Walker.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

(b)	Reports on Form 8-K.

On October 16, 2003, Briggs & Stratton filed a report on Form 8-K, dated October 16, 2003, to furnish as an exhibit the press release reporting its fiscal 2004 first quarter financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

(Registrant)

Date: November 12, 2003	/s/ James E. Brenn

James E. Brenn Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith