Form 10-Q
period 2003-12-28
BRIGGS & STRATTON CORP
filed 2004-02-06
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2003

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

Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at December 28, 2003
COMMON STOCK, par value $0.01 per share	22,336,561 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	December 28, 2003	June 29, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$119,323	$324,815
Accounts receivable, net	339,822	201,948
Inventories -
Finished products and parts	230,585	128,998
Work in process	102,676	76,929
Raw materials	3,481	3,211

Total inventories	336,742	209,138
Deferred income tax asset	52,892	48,674
Prepaid expenses and other current assets	23,038	22,572

Total current assets	871,817	807,147

OTHER ASSETS:
Goodwill	154,070	159,756
Investments	41,693	44,175
Prepaid pension	77,879	74,005
Deferred loan costs, net	7,275	8,314
Other long-term assets, net	9,954	11,012

Total other assets	290,871	297,262

PLANT AND EQUIPMENT:
Cost	873,683	876,664
Less - accumulated depreciation	512,770	505,880

Total plant and equipment, net	360,913	370,784

	$1,523,601	$1,475,193

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 28, 2003	June 29, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$119,726	$134,441
Domestic notes payable	1,220	2,075
Foreign loans	49	865
Accrued liabilities	169,165	157,463
Dividends payable	7,364	—
Income taxes payable	16,997	6,551

Total current liabilities	314,521	301,395

OTHER LIABILITIES:
Deferred revenue on sale of plant and equipment	15,050	15,163
Deferred income tax liability	60,621	57,917
Accrued pension cost	21,401	20,368
Accrued employee benefits	14,143	13,901
Accrued postretirement health care obligation	47,419	48,065
Long-term debt	501,356	503,397

Total other liabilities	659,990	658,811

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 60,000 shares, $.01 par value, issued 28,927 shares	289	289
Additional paid-in capital	36,902	35,074
Retained earnings	832,062	822,060
Accumulated other comprehensive loss	(5,424)	(734)
Unearned compensation on restricted stock	(1,018)	(287)
Treasury stock at cost, 6,562 and 7,142 shares, respectively	(313,721)	(341,415)

Total shareholders’ investment	549,090	514,987

	$1,523,601	$1,475,193

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
NET SALES	$415,984	$352,562	$747,379	$589,058
COST OF GOODS SOLD	325,138	284,922	596,338	485,624

Gross profit on sales	90,846	67,640	151,041	103,434
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	52,170	41,169	98,070	79,527

Income from operations	38,676	26,471	52,971	23,907
INTEREST EXPENSE	(9,596)	(10,171)	(19,428)	(20,260)
OTHER INCOME, net	1,265	1,494	2,708	3,500

Income before income taxes	30,345	17,794	36,251	7,147
PROVISION FOR INCOME TAXES	9,710	6,050	11,600	2,430

NET INCOME	$20,635	$11,744	$24,651	$4,717

EARNINGS PER SHARE DATA -
Average shares outstanding	22,088	21,647	22,121	21,645

Basic earnings per share	$0.93	$0.54	$1.11	$0.22

Diluted average shares outstanding	25,104	24,482	25,096	21,654

Diluted earnings per share	$0.87	$0.53	$1.08	$0.22

CASH DIVIDENDS DECLARED PER SHARE	$0.33	$0.32	$0.66	$0.64

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 28, 2003	December 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,651	$4,717
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	32,290	31,189
Equity earnings of unconsolidated affiliates	(1,011)	(2,185)
Loss on disposition of plant and equipment	3,066	1,912
(Credit) provision for deferred income taxes	(1,514)	5,174
Change in operating assets and liabilities -
Increase in accounts receivable	(137,862)	(104,158)
Increase in inventories	(127,604)	(107,681)
(Increase) decrease in prepaid expenses and other current assets	(466)	3,450
Increase (decrease) in accounts payable and accrued liabilities	3,243	(24,298)
Change in pension obligation, net	(2,879)	(6,298)
Other, net	(2,828)	(3,769)

Net cash used in operating activities	(210,914)	(201,947)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(23,144)	(19,908)
Proceeds received on disposition of plant and equipment	299	3,232
Refund of cash paid for acquisition	5,686	—
Dividends received	3,500	6,330

Net cash used in investing activities	(13,659)	(10,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on loans and notes payable	(1,671)	23,923
Dividends paid	(7,285)	(6,927)
Proceeds from exercise of stock options	24,701	—

Net cash provided by financing activities	15,745	16,996

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,336	1,574

NET DECREASE IN CASH AND CASH EQUIVALENTS	(205,492)	(193,723)
CASH AND CASH EQUIVALENTS, beginning	324,815	215,945

CASH AND CASH EQUIVALENTS, ending	$119,323	$22,222

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18,840	$19,312

Income taxes paid	$1,540	$5,460

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

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net income	$20,635	$11,744	$24,651	$4,717

Adjustments to net income to add after tax interest expense on convertible notes	1,190	1,155	2,380	—

Adjusted net income used in diluted earnings per share	$21,825	$12,899	$27,031	$4,717

Average shares of common stock outstanding	22,088	21,647	22,121	21,645

Incremental common shares applicable to common stock options based on the common stock average market price during the period	181	—	136	—

Incremental common shares applicable to restricted common stock based on the common stock average market price during the period	9	9	13	9

Incremental common shares applicable to convertible notes based on the conversion provisions of the convertible notes	2,826	2,826	2,826	—

Diluted average common shares outstanding	25,104	24,482	25,096	21,654

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

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net income	$20,635	$11,744	$24,651	$4,717
Unrealized loss on marketable securities	—	(10)	—	(52)
Foreign currency translation adjustments	2,744	1,728	3,416	1,679
Unrealized (loss) gain on derivative instruments	(7,132)	484	(8,106)	2,037

Total comprehensive income	$16,247	$13,946	$19,961	$8,381

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	December 28, 2003	June 29, 2003
Cumulative translation adjustments	$5,232	$1,816
Unrealized (loss) gain on derivative instruments	(8,093)	13
Minimum pension liability adjustment	(2,563)	(2,563)

Accumulated other comprehensive loss	$(5,424)	$(734)

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

On December 28, 2003, Briggs & Stratton had interest rate swaps relating to the $275 million 8.875% senior notes due in 2011. The swaps convert $50 million in notional amounts from fixed to a floating rate (LIBOR-set-in-arrears) and mature in fiscal 2011. The floating rate on the interest rate swaps at December 28, 2003 was 5.4%. The fair market value of these derivatives was approximately $1.2 million and $3.6 million as of December 28, 2003 and June 29, 2003, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment and Geographic Information

Briggs & Stratton operates in two reportable business segments, Engines and Power Products, that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
NET SALES:
Engines	$357,848	$305,198	$592,196	$500,089
Power Products	97,614	61,260	223,163	114,935
Inter-Segment Eliminations	(39,478)	(13,896)	(67,980)	(25,966)

Total*	$415,984	$352,562	$747,379	$589,058

*International Sales (included in the above)
Engines	$109,292	$96,289	$160,568	$151,864
Power Products	3,982	3,518	7,510	7,514

Total	$113,274	$99,807	$168,078	$159,378

GROSS PROFIT ON SALES:
Engines	$80,867	$60,673	$123,373	$90,716
Power Products	11,891	6,040	27,961	12,079
Inter-Segment Eliminations	(1,912)	927	(293)	639

Total	$90,846	$67,640	$151,041	$103,434

INCOME FROM OPERATIONS:
Engines	$35,432	$23,776	$38,712	$19,979
Power Products	5,156	1,768	14,552	3,289
Inter-Segment Eliminations	(1,912)	927	(293)	639

Total	$38,676	$26,471	$52,971	$23,907

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Six Months Ended December 28, 2003
Balance, Beginning of Period	$47,590
Payments	(20,975)
Provision for Current Year Warranties	15,103
Provisions for Prior Years Warranties	—

Balance, End of Period	$41,718

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Stock Options

Briggs & Stratton has a Stock Incentive Plan that is accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the plan, no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and Statement of Financial Accounting Standard No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 28, 2003	December 29, 2002	December 28, 2003	December 29, 2002
Net income as reported:	$20,635	$11,744	$24,651	$4,717
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	849	713	1,645	1,480

Pro forma net income	$19,786	$11,031	$23,006	$3,237

Earnings per share:
As reported	$0.93	$0.54	$1.11	$0.22
Pro forma	$0.90	$0.51	$1.04	$0.15
Diluted earnings per share:
As reported	$0.87	$0.53	$1.08	$0.22
Pro forma	$0.84	$0.50	$1.01	$0.15

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46R). This standard replaces FIN 46, “Consolidation of Variable Interest Entities” that was issued in January 2003. FIN 46R modifies or clarifies various provisions of FIN 46. FIN 46R addresses the consolidation by business enterprises of variable interest entities (VIEs), as defined by FIN 46R. FIN 46R exempts certain entities from its requirements and provides for special effective dates for entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interest in structures commonly referred to as special purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs is required in financial statements for periods ending after March 15, 2004. The Company will adopt the provisions of FIN 46R during the quarter ended March 28, 2004. The adoption of FIN 46R is being evaluated to determine what impact, if any, the adoption of the provisions will have on the Company’s financial condition or results of operation.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement revises employers’ disclosure about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. It requires additional disclosures to those in the original SFAS No. 132. This statement is effective for financial statements with fiscal years ending

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

after December 15, 2003. The interim-period disclosures required by this Statement will be effective for interim periods beginning after December 15, 2003. The provisions of this statement will be disclosed in the Company’s footnotes to the financial statements for the quarter ending March 28, 2004.

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

	December 28, 2003 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$270,873	$275,000

5.00% Convertible Senior Notes, due May 15, 2006	$140,000	$140,000

7.25% Senior Notes, due September 15, 2007	$89,310	$90,000

Revolving Credit Facility, expiring September 2004	$—	$300,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of December 28, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$677,161	$177,230	$159,647	$(142,221)	$871,817
Investment in Subsidiaries	344,585	—	—	(344,585)	—
Non-Current Assets	469,705	177,056	5,023	—	651,784

	$1,491,451	$354,286	$164,670	$(486,806)	$1,523,601

Current Liabilities	$280,598	$60,268	$107,296	$(133,641)	$314,521
Long-Term Debt	501,356	—	—	—	501,356
Other Long-Term Obligations	151,827	6,562	245	—	158,634
Shareholders’ Investment	557,670	287,456	57,129	(353,165)	549,090

	$1,491,451	$354,286	$164,670	$(486,806)	$1,523,601

BALANCE SHEET

As of June 29, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$617,409	$159,067	$99,311	$(68,640)	$807,147
Investment in Subsidiaries	333,848	—	—	(333,848)	—
Non-Current Assets	483,227	180,903	3,916	—	668,046

	$1,434,484	$339,970	$103,227	$(402,488)	$1,475,193

Current Liabilities	$256,358	$51,610	$53,846	$(60,419)	$301,395
Long-Term Debt	503,397	—	—	—	503,397
Other Long-Term Obligations	151,521	3,855	38	—	155,414
Shareholders’ Investment	523,208	284,505	49,343	(342,069)	514,987

	$1,434,484	$339,970	$103,227	$(402,488)	$1,475,193

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 28, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$348,754	$89,512	$35,504	$(57,786)	$415,984
Cost of Goods Sold	273,160	78,403	28,602	(55,027)	325,138

Gross Profit	75,594	11,109	6,902	(2,759)	90,846
Engineering, Selling, General and Administrative Expenses	41,642	5,992	4,536	—	52,170

Income from Operations	33,952	5,117	2,366	(2,759)	38,676
Interest Expense	(9,464)	(2)	(21)	(109)	(9,596)
Other Income (Expense), Net	3,856	(15)	42	(2,618)	1,265

Income Before Income Taxes	28,344	5,100	2,387	(5,486)	30,345
Provision for Income Taxes	9,414	1,793	208	(1,705)	9,710

Net Income	$18,930	$3,307	$2,179	$(3,781)	$20,635

STATEMENT OF INCOME

For the Six Months Ended December 28, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$572,068	$206,839	$66,232	$(97,760)	$747,379
Cost of Goods Sold	459,479	180,590	52,497	(96,228)	596,338

Gross Profit	112,589	26,249	13,735	(1,532)	151,041
Engineering, Selling, General and Administrative Expenses	76,101	11,859	10,110	—	98,070

Income from Operations	36,488	14,390	3,625	(1,532)	52,971
Interest Expense	(19,239)	(2)	(40)	(147)	(19,428)
Other Income (Expense), Net	13,292	(30)	60	(10,614)	2,708

Income Before Income Taxes	30,541	14,358	3,645	(12,293)	36,251
Provision for Income Taxes	9,773	5,046	664	(3,883)	11,600

Net Income	$20,768	$9,312	$2,981	$(8,410)	$24,651

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 29, 2002

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$295,114	$59,514	$24,718	$(26,784)	$352,562
Cost of Goods Sold	239,858	53,113	18,410	(26,459)	284,922

Gross Profit	55,256	6,401	6,308	(325)	67,640
Engineering, Selling, General and Administrative Expenses	33,446	4,231	3,492	—	41,169

Income from Operations	21,810	2,170	2,816	(325)	26,471
Interest Expense	(10,032)	(2)	(137)	—	(10,171)
Other Income (Expense), Net	4,939	(32)	83	(3,496)	1,494

Income Before Income Taxes	16,717	2,136	2,762	(3,821)	17,794
Provision for Income Taxes	5,326	765	312	(353)	6,050

Net Income	$11,391	$1,371	$2,450	$(3,468)	$11,744

STATEMENT OF INCOME

For the Six Months Ended December 29, 2002

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$480,952	$112,170	$48,394	$(52,458)	$589,058
Cost of Goods Sold	401,396	99,715	35,896	(51,383)	485,624

Gross Profit	79,556	12,455	12,498	(1,075)	103,434
Engineering, Selling, General and Administrative Expenses	63,618	8,695	7,214	—	79,527

Income from Operations	15,938	3,760	5,284	(1,075)	23,907
Interest Expense	(19,914)	(6)	(340)	—	(20,260)
Other Income (Expense), Net	9,080	(43)	135	(5,672)	3,500

Income Before Income Taxes	5,104	3,711	5,079	(6,747)	7,147
Provision for Income Taxes	1,735	1,320	723	(1,348)	2,430

Net Income	$3,369	$2,391	$4,356	$(5,399)	$4,717

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 28, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(214,536)	$9,397	$(23,982)	$18,207	$(210,914)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(19,307)	(3,268)	(569)	—	(23,144)
Proceeds Received on Disposition of Plant and Equipment	293	6	—	—	299
Refund of Cash Paid for Acquisition	5,686	—	—	—	5,686
Other, Net	3,500	—	—	—	3,500

Net Cash Used in Investing Activities	(9,828)	(3,262)	(569)	—	(13,659)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	8,545	(8,037)	16,028	(18,207)	(1,671)
Dividends Paid	(7,285)	—	—	—	(7,285)
Proceeds from Exercise of Stock Options	24,701	—	—	—	24,701

Net Cash Provided by (Used in) Financing Activities	25,961	(8,037)	16,028	(18,207)	15,745

Effect of Exchange Rate Changes	—	(675)	4,011	—	3,336

Net Decrease in Cash and Cash Equivalents	(198,403)	(2,577)	(4,512)	—	(205,492)
Cash and Cash Equivalents, Beginning	304,103	1,575	19,137	—	324,815

Cash and Cash Equivalents, Ending	$105,700	$(1,002)	$14,625	$—	$119,323

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 29, 2002

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(218,265)	$11,127	$5,191	$—	$(201,947)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(18,334)	(1,368)	(206)	—	(19,908)
Proceeds Received on Disposition of Plant and Equipment	104	3,086	42	—	3,232
Other, Net	5,655	—	675	—	6,330

Net Cash (Used in) Provided by Investing Activities	(12,575)	1,718	511	—	(10,346)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	40,339	(11,529)	(4,887)	—	23,923
Dividends Paid	(6,927)	—	—	—	(6,927)

Net Cash Provided by (Used in) Financing Activities	33,412	(11,529)	(4,887)	—	16,996

Effect of Exchange Rate Changes	—	430	1,144	—	1,574

Net (Decrease) Increase in Cash and Cash Equivalents	(197,428)	1,746	1,959	—	(193,723)
Cash and Cash Equivalents, Beginning	211,610	953	3,382	—	215,945

Cash and Cash Equivalents, Ending	$14,182	$2,699	$5,341	$—	$22,222

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Net sales for the second quarter of fiscal 2004 totaled $416 million, an increase of $63 million or 18% when compared to fiscal 2003. The net sales increase was the result of volume increases in both the Engine and Power Products Segments; a mix that favored higher priced product, and a favorable Euro exchange rate.

Second quarter net sales for the Engine Segment were $358 million versus $305 million in fiscal 2003, an increase of $53 million or 17%. This improvement was driven partially by a 13% increase in unit volume. Increased shipments to our Power Products Segment accounts for 9% of the unit volume increase, reflecting the increase in sales volume experienced by our Power Products Segment in both the generator and pressure washer categories and our corresponding inventory build. The remainder of the volume increase reflects early build activity at major domestic original equipment manufacturers (“OEM’s”) of lawn and garden equipment. Major retailers of power equipment are all projecting growth over last year’s performance and expect OEM’s to have adequate inventory available to meet the spring demand. Consequently, certain OEM’s have moved up their production schedules earlier than in the previous year to ensure adequate inventories, thus making their engine purchases earlier than in previous years. The Engine Segment experienced a favorable mix of sales of engines at higher price points. The mix was seen in both large versus small engines, as well as shifts within model categories. This mix benefit was offset by a reduction in die cast sales of $8 million, as we are no longer providing die cast services to third parties. Engine Segment second quarter net sales also benefited $11 million from a favorable exchange rate on Euro denominated sales.

Second quarter Power Product Segment sales were $98 million versus $61 million in the same period a year ago. The 61% improvement was the result of a pressure washer volume increase of 180% and generator volume increase of 34%. The pressure washer volume increase was driven by successful holiday promotions at certain retailers that positioned pressure washers as a gift idea. Historically, pressure washers have been a spring and summer product, so the holiday promotion created demand not normally experienced in the second quarter. While there were no weather events in the second quarter of fiscal 2004 as opposed to the second quarter of fiscal 2003, generator demand continues to reflect the awareness created by last summer’s landfall of a major hurricane, the power grid failure in the Eastern United States, and continued promotional efforts.

Net sales for the six months ended December 28, 2003 totaled $747 million, an increase of $158 million or 27% compared to the first six months of the prior year. Volume improvements, primarily in the Power Products Segment, as well as a strengthening Euro, drove this improvement.

Six-month sales for the Engine Segment were $592 million in fiscal 2004 versus $500 million in the prior year, an 18% improvement. The increase is primarily attributable to a 17% increase in unit sales volume, with 9% of this increase attributable to sales to the Power Products Segment. Factors contributing to the increase for non-intersegment engine volume were late summer retail demand for lawn and garden equipment caused by favorable weather conditions, as well as early builds by major OEM’s in anticipation of the Spring 2004 retail season. Consistent with the second quarter, a favorable mix of engine sales was offset by a loss of die cast sales to third parties of $11 million. The six-month Engine Segment sales also benefited approximately $14 million from a strengthening Euro.

Power Products net sales for the first six months were $223 million compared to $115 million in the prior year. As discussed for the second quarter, the increase is driven by unit volume increases on generators and pressure washers. Generator sales benefited from the first quarter hurricane activity and the Eastern United States power grid failure, as well as continued promotional activities. Pressure washers benefited from increased promotional activities and our Spring 2003 introduction of a new product that has been very successful at retail.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

GROSS PROFIT MARGIN

The consolidated gross profit margin increased to 22% from 19% in the preceding year’s second quarter. Engine Segment margins increased from 20% to 23%. The increase in Engine Segment margins is attributable to a Euro exchange rate that was approximately 17% more favorable than rates experienced in the prior year, a 15% increase in production volume providing better absorption, and manufacturing cost reductions of $5 million. A mix of product with lower margins and increases in employee benefit costs offset a portion of the improvement. While the increase in employee benefit costs is ongoing, we believe the unfavorable mix is attributable to timing and directly reflects the nature of the equipment OEM’s have decided to build early. Power Products Segment margins for the second quarter increased from 10% to 12%. This improvement is driven entirely by a 249% increase in production volume. The volume benefit was offset by an increase in purchased component costs associated with parts purchased in Euros and increased transportation costs incurred in order to meet customer demand levels.

The consolidated gross profit margin for the six-month period increased to 20% from 18% in the preceding year. The Engine Segment margin increased from 18% to 21%. The increase is attributable to a strengthening Euro and an 11% increase in production levels allowing for better absorption. Increases in manufacturing costs, primarily employee benefits, and a mix favoring lower margined product, partially offset production volume gains. Power Products margins increased to 13% from 11%. Consistent with the second quarter, the key driver of the margin increase was a production volume increase of 176%, partially offset by increased purchased component costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $52 million in the second quarter of fiscal 2004 versus $41 million in fiscal 2003. The $11 million, or 27% increase, is primarily attributable to a $4 million increase in variable selling and marketing costs, a $3 million increase in salaries and employee benefit costs, and a $2 million increase in professional services. BSPPG pays commissions and other fees that are variable with the volume of product sold. Engine selling costs have historically been more fixed, but increased promotional spending was planned for fiscal 2004 to increase brand awareness. The increase in salaries and employee benefits is attributable to increases in group insurance, lower pension income and increased incentive compensation. The increase in professional services is attributable to several consulting projects related to our distribution channels, emissions regulations, and preparation for additional Sarbanes Oxley certifications.

The category increased $19 million for the six-month comparative periods. Two million dollars of the increase is attributable to an estimate of bad debt expense associated with a prior fiscal year customer bankruptcy. The remainder of the increase is attributable to a $6 million increase in variable selling and marketing expenses, a $3 million increase in professional services, and a $4 million increase in salaries and fringe benefits.

INTEREST EXPENSE

Interest expense decreased $1 million in the second quarter and six-month comparisons. The decrease reflects reduced borrowings and the impact of a fixed to variable interest rate swap on $50 million of our 8.875% senior notes due March 15, 2011.

PROVISION FOR INCOME TAXES

The effective tax rate used in both the second quarter and six-month periods for the current year was 32%. This is management’s estimate of what the rate will be for the entire 2004 fiscal year. Last year’s rate was 34% for the second quarter and six-month periods. The fiscal 2003 rate was 32% after a third quarter adjustment attributable to greater than anticipated tax credits on foreign sourced income.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six-month period of fiscal 2004 was $211 million, an increase of $9 million from fiscal 2003. This reflects an increase in net income of $20 million offset by increased working capital requirements. Increases in inventory and receivables, offset by an increase in accounts payable, drove the increased working capital levels. Inventory levels are up year over year primarily due to increased pressure washer inventory. The inventory levels reflect anticipated spring demand and earlier production of the product in order to level schedule the manufacturing facility. Receivables reflect the stronger December sales when compared to the prior year. The increase in accounts payable is a direct reflection of the increase in production levels year over year for both the Engine and Power Products Segments.

In the six-month period of fiscal 2004, we used $14 million in investing activities, compared to $10 million in fiscal 2003. Six million dollars was received in the current year as a refund of a portion of the cash paid for the BSPPG acquisition in fiscal 2001. The amount was to adjust the original purchase price for the actual value received in acquired receivables and inventory. This refund was offset by increased spending of $3 million on plant and equipment, attributable to higher planned spending on capital projects, a $3 million reduction in dividends received, and $3 million reduction in proceeds from the sale of equipment.

Net cash provided by financing activities was $16 million in fiscal 2004 and $17 million in fiscal 2003. $25 million received from the exercise of stock options offset a $26 million reduction in short-term borrowings in the current year. The stock option activity is a direct reflection of option stock prices, which encouraged the exercise of stock options. Historically we have had to use our revolver to finance certain working capital needs in the first six months of the year. This year we have financed the working capital needs with available cash.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Management expects cash outflows for capital expenditures to total approximately $60 million in fiscal 2004. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash.

In October 2002, we began managing our debt portfolio using interest rate swaps to achieve a desired mix of fixed and floating rates. We currently have interest rate swaps relating to our 8.875% senior notes (approximately $270 million) due in 2011. The swaps convert $50 million of notional amounts from a fixed rate to a floating rate, (libor-set-in-arrears) and mature in 2011. The floating rate on the interest rate swap at December 28, 2003 was 5.4%.

It is currently Management’s plan to call the $140 million of Convertible Senior Notes due in 2006. The notes are callable for the first time on May 15, 2004, with a 60-day notice, which we plan to provide on March 16, 2004. We will use available cash, if necessary, to redeem the notes. It is more likely that the holders of the notes will exercise their conversion rights and will be issued common stock currently held in treasury. While approximately 3 million shares related to the conversion are already included in our consolidated diluted earnings per share today, after the conversion, these shares would become part of the determination of basic earnings per share.

We continue to have authorization to buy up to 1.8 million shares of our stock in open market or private transactions under the June 2000 Board of Directors’ resolution. We did not purchase any shares in the first two quarters of fiscal 2004 and do not anticipate repurchasing any shares during the remaining periods of fiscal 2004.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Briggs & Stratton has no off-balance sheet arrangements. There have been no material changes in the guarantees to third parties or contractual obligations of Briggs & Stratton since the September 11, 2003 filing of its Annual Report on Form 10-K.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes as compared to the information reported in the Company’s Annual Report on Form 10-K for its fiscal year ended June 29, 2003.

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

At the annual meeting of Shareholders on October 15, 2003, director nominees were elected to a three-year term expiring in 2006. For further information reference Item 4 of Form 10-Q for the quarterly period ended September 28, 2003.

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

The Company filed no current reports on Form 8-K during the quarter.

On January 22, 2004, the Company furnished a report on Form 8-K, dated January 22, 2004, to furnish as an exhibit the press release reporting its fiscal 2004 second quarter financial results.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION (Registrant)

Date: February 6, 2004	/s/ JAMES E. BRENN

James E. Brenn Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith