Form 10-Q
period 2004-03-28
BRIGGS & STRATTON CORP
filed 2004-05-07
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 28, 2004
COMMON STOCK, par value $0.01 per share	22,447,323 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	March 28, 2004	June 29, 2003
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$184,800	$324,815
Accounts receivable, net	419,647	201,948
Inventories -
Finished products and parts	194,776	128,998
Work in process	131,101	76,929
Raw materials	5,215	3,211

Total inventories	331,092	209,138
Deferred income tax asset	55,167	48,674
Prepaid expenses and other current assets	14,669	22,572

Total current assets	1,005,375	807,147

OTHER ASSETS:
Goodwill	154,070	159,756
Investments	43,489	44,175
Prepaid pension	79,793	74,005
Deferred loan costs, net	6,756	8,314
Other long-term assets, net	10,966	11,012

Total other assets	295,074	297,262

PLANT AND EQUIPMENT:
Cost	863,144	876,664
Less - accumulated depreciation	506,169	505,880

Total plant and equipment, net	356,975	370,784

	$1,657,424	$1,475,193

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 28, 2004	June 29, 2003
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$149,485	$134,441
Domestic notes payable	1,220	2,075
Foreign loans	1,389	865
Accrued liabilities	172,317	157,463
Dividends payable	7,409	—
Income taxes payable	36,037	6,551

Total current liabilities	367,857	301,395

OTHER LIABILITIES:
Deferred revenue on sale of plant and equipment	14,990	15,163
Deferred income tax liability	65,529	57,917
Accrued pension cost	21,826	20,368
Accrued employee benefits	14,280	13,901
Accrued postretirement health care obligation	44,641	48,065
Long-term debt	502,378	503,397

Total other liabilities	663,644	658,811

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 60,000 shares, $.01 par value, issued 28,927 shares	289	289
Additional paid-in capital	37,897	35,074
Retained earnings	895,930	822,060
Accumulated other comprehensive income (loss)	1,190	(734)
Unearned compensation on restricted stock	(981)	(287)
Treasury stock at cost, 6,451 and 7,142 shares, respectively	(308,402)	(341,415)

Total shareholders’ investment	625,923	514,987

	$1,657,424	$1,475,193

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
NET SALES	$654,681	$560,431	$1,402,060	$1,149,489

COST OF GOODS SOLD	486,914	444,211	1,083,252	929,836

Gross profit on sales	167,767	116,220	318,808	219,653

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	53,263	46,421	151,333	125,947

Income from operations	114,504	69,799	167,475	93,706

INTEREST EXPENSE	(9,603)	(10,117)	(29,031)	(30,378)

OTHER INCOME, net	2,467	3,313	5,175	6,814

Income before income taxes	107,368	62,995	143,619	70,142

PROVISION FOR INCOME TAXES	36,100	20,020	47,700	22,450

NET INCOME	$71,268	$42,975	$95,919	$47,692

EARNINGS PER SHARE DATA -

Average shares outstanding	22,154	21,626	22,215	21,626

Basic earnings per share	$3.22	$1.99	$4.32	$2.21

Diluted average shares outstanding	25,166	24,464	25,191	24,465

Diluted earnings per share	$2.88	$1.81	$3.95	$2.10

CASH DIVIDENDS DECLARED PER SHARE	$0.33	$0.32	$0.99	$0.96

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 28, 2004	March 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$95,919	$47,692
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	48,167	46,546
Equity earnings of unconsolidated affiliates	(2,807)	(3,380)
Loss on disposition of plant and equipment	4,507	2,889
Provision for deferred income taxes	1,119	6,864
Change in operating assets and liabilities -
Increase in accounts receivable	(217,725)	(177,964)
Increase in inventories	(121,955)	(33,539)
Decrease in prepaid expenses and other current assets	3,460	2,739
Increase in accounts payable and accrued liabilities	68,830	41,578
Change in pension obligation, net	(4,368)	(9,833)
Other, net	(5,800)	(7,096)

Net cash used in operating activities	(130,653)	(83,504)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(35,456)	(28,816)
Proceeds received on disposition of plant and equipment	617	3,298
Refund of cash paid for acquisition	5,686	—
Dividends received	3,500	9,861

Net cash used in investing activities	(25,653)	(15,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on loans and notes payable	(331)	(872)
Dividends paid	(14,667)	(13,860)
Proceeds from exercise of stock options	29,415	—

Net cash provided by (used in) financing activities	14,417	(14,732)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,874	2,890

NET DECREASE IN CASH AND CASH EQUIVALENTS	(140,015)	(111,003)

CASH AND CASH EQUIVALENTS, beginning	324,815	215,945

CASH AND CASH EQUIVALENTS, ending	$184,800	$104,942

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$33,771	$34,959

Income taxes paid	$11,867	$6,414

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

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net income	$71,268	$42,975	$95,919	$47,692
Adjustments to net income to add after tax interest expense on convertible notes	1,162	1,190	3,507	3,570

Adjusted net income used in diluted earnings per share	$72,430	$44,165	$99,426	$51,262

Average shares of common stock outstanding	22,154	21,626	22,215	21,626
Incremental common shares applicable to common stock options based on the common stock average market price during the period	175	—	136	—
Incremental common shares applicable to restricted common stock based on the common stock average market price during the period	11	12	14	13
Incremental common shares applicable to convertible notes based on the conversion provisions of the convertible notes	2,826	2,826	2,826	2,826

Diluted average shares of common stock outstanding	25,166	24,464	25,191	24,465

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

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net income	$71,268	$42,975	$95,919	$47,692

Unrealized gain (loss) on marketable securities:
Unrealized holding loss during period	—	(133)	—	(185)
Reclassification adjustment for losses realized in net income	—	1,086	—	1,086

Net realized/unrealized gain	—	953	—	901
Foreign currency translation adjustments	(1,402)	1,388	2,014	3,067
Unrealized gain (loss) on derivative instruments	8,016	1,094	(90)	3,131

Total comprehensive income	$77,882	$46,410	$97,843	$54,791

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	March 28, 2004	June 29, 2003
Cumulative translation adjustments	$3,830	$1,816
Unrealized (loss) gain on derivative instruments	(77)	13
Minimum pension liability adjustment	(2,563)	(2,563)

Accumulated other comprehensive income (loss)	$1,190	$(734)

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

On March 28, 2004, Briggs & Stratton had interest rate swaps relating to the $275 million 8.875% senior notes due in 2011. The swaps convert $50 million in notional amounts from fixed to a floating rate (LIBOR-set-in-arrears) and mature in fiscal 2011. The floating rate on the interest rate swaps at March 28, 2004 was 5.3%. The fair market value of these derivatives was approximately $2 million and $4 million as of March 28, 2004 and June 29, 2003, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment and Geographic Information

Briggs & Stratton operates in two reportable business segments, Engines and Power Products, that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
NET SALES:
Engines	$581,915	$496,891	$1,174,111	$996,980
Power Products	125,637	94,904	348,800	209,839
Inter-Segment Eliminations	(52,871)	(31,364)	(120,851)	(57,330)

Total*	$654,681	$560,431	$1,402,060	$1,149,489

*International Sales (included in the above)
Engines	$129,287	$135,076	$289,855	$286,940
Power Products	705	4,504	8,215	12,018

Total	$129,992	$139,580	$298,070	$298,958

GROSS PROFIT ON SALES:
Engines	$156,450	$105,808	$279,823	$196,523
Power Products	14,146	11,766	42,107	23,845
Inter-Segment Eliminations	(2,829)	(1,354)	(3,122)	(715)

Total	$167,767	$116,220	$318,808	$219,653

INCOME FROM OPERATIONS:
Engines	$110,019	$65,392	$148,731	$85,372
Power Products	7,314	5,761	21,866	9,049
Inter-Segment Eliminations	(2,829)	(1,354)	(3,122)	(715)

Total	$114,504	$69,799	$167,475	$93,706

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Nine Months Ended
	March 28, 2004	March 30, 2003
Balance, Beginning of Period	$47,590	$46,346
Payments	(24,996)	(23,404)
Provision for Current Year Warranties	23,671	19,233
(Credit) Provision for Prior Year Warranties	(1,890)	4,833

Balance, End of Period	$44,375	$47,008

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Stock Options

Briggs & Stratton has a Stock Incentive Plan that is accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the plan, no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Net income as reported:	$71,268	$42,975	$95,919	$47,692
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	(1,139)	(730)	(2,761)	(2,254)

Pro forma net income	$70,129	$42,245	$93,158	$45,438

Earnings per share:
As reported	$3.22	$1.99	$4.32	$2.21
Pro forma	$3.17	$1.95	$4.19	$2.10

Diluted earnings per share:
As reported	$2.88	$1.81	$3.95	$2.10
Pro forma	$2.83	$1.78	$3.84	$2.00

Pension and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned	$3,274	$2,816	$418	$398
Interest Cost on Projected Benefit Obligation	12,772	13,069	2,691	2,064
Expected Return on Plan Assets	(18,114)	(19,101)	—	—
Amortization of:
Transition Obligation	2	2	12	12
Prior Service Cost	770	740	8	8
Actuarial Loss (Gain)	152	(598)	2,088	607

Net Periodic (Income) Expense	$(1,144)	$(3,072)	$5,217	$3,089

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Components of Net Periodic Benefit Cost:
Service Cost-Benefits Earned	$9,869	$8,448	$1,255	$1,196
Interest Cost on Projected Benefit Obligation	38,317	39,207	8,074	6,194
Expected Return on Plan Assets	(54,343)	(57,302)	—	—
Amortization of:
Transition Obligation	6	6	35	35
Prior Service Cost	2,310	2,221	23	23
Actuarial Loss (Gain)	455	(1,796)	6,265	1,820

Net Periodic Benefit (Income) Expense	$(3,386)	$(9,216)	$15,652	$9,268

Employer Contributions:

The Company expects to contribute approximately $1.6 million to its pension plans during fiscal 2004. As of March 28, 2004, the Company had contributed approximately $1.2 million. During fiscal 2004, the Company anticipates contributing approximately $24.7 million to its other postretirement benefit plans. As of March 28, 2004, the Company had contributed approximately $18.5 million.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, and an interpretation of ARB No. 51”. This statement addresses the consolidation by business enterprises of variable interest entities (“VIEs”), as defined by the statement. The Company has adopted the provisions of this statement, evaluated its interest in VIEs and determined it is not the primary beneficiary of any VIEs. The Company also does not believe its variable interest in any VIE is significant to the financial statements taken as a whole. As such, the adoption of this statement did not have an effect on the Company’s financial condition or results of operations.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement revises employers’ disclosure about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. It requires additional disclosures to those in the original SFAS No. 132. This statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company adopted the required interim-period disclosures of this statement in the current quarter. The year-end reporting provisions of this statement will be adopted and disclosed in the footnotes to the financial statements in the Company’s 2004 annual report filed on Form 10-K.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Financial Information of Subsidiary Guarantor of Indebtedness

In June 1997, Briggs & Stratton issued $100 million of 7.25% senior notes to finance the purchase of outstanding shares. In May 2001, the Company issued $275 million of 8.875% senior notes to fund the acquisition of Generac Portable Products, LLC (effective January 1, 2003, Generac Portable Products, LLC changed its name to Briggs & Stratton Power Products Group, LLC (“BSPPG”)) and $140 million of 5.00% convertible senior notes to replace an existing revolving line of credit. In addition, Briggs & Stratton has a $300 million revolving credit facility that expires in September 2004 that is used to finance seasonal working capital needs.

Under the terms of Briggs & Stratton’s 8.875% senior notes, 5.00% convertible senior notes, 7.25% senior notes and the revolving credit agreement (collectively, the “Domestic Indebtedness”), BSPPG became a joint and several guarantor of the Domestic Indebtedness (the “Guarantor”). The guarantee is a full and unconditional guarantee. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. In the event that the ratings of certain of the debt are reduced, the Domestic Indebtedness, excluding the convertible notes, will be entitled to participate in a pledge of substantially all of our assets. If Briggs & Stratton were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	March 28, 2004 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$271,016	$275,000
5.00% Convertible Senior Notes, due May 15, 2006	$140,000	$140,000
7.25% Senior Notes, due September 15, 2007	$89,356	$90,000
Revolving Credit Facility, expiring September 2004	$—	$300,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of March 28, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$748,781	$248,114	$196,506	$(188,026)	$1,005,375
Investment in Subsidiaries	351,752	—	—	(351,752)	—
Non-Current Assets	469,464	177,377	5,208	—	652,049

	$1,569,997	$425,491	$201,714	$(539,778)	$1,657,424

Current Liabilities	$277,928	$124,920	$141,212	$(176,203)	$367,857
Long-Term Debt	502,378	—	—	—	502,378
Other Long-Term Obligations	151,945	9,081	240	—	161,266
Shareholders’ Investment	637,746	291,490	60,262	(363,575)	625,923

	$1,569,997	$425,491	$201,714	$(539,778)	$1,657,424

BALANCE SHEET

As of June 29, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$617,409	$159,067	$99,311	$(68,640)	$807,147
Investment in Subsidiaries	333,848	—	—	(333,848)	—
Non-Current Assets	483,227	180,903	3,916	—	668,046

	$1,434,484	$339,970	$103,227	$(402,488)	$1,475,193

Current Liabilities	$256,358	$51,610	$53,846	$(60,419)	$301,395
Long-Term Debt	503,397	—	—	—	503,397
Other Long-Term Obligations	151,521	3,855	38	—	155,414
Shareholders’ Investment	523,208	284,505	49,343	(342,069)	514,987

	$1,434,484	$339,970	$103,227	$(402,488)	$1,475,193

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended March 28, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$560,741	$120,930	$45,120	$(72,110)	$654,681
Cost of Goods Sold	413,658	107,630	34,280	(68,654)	486,914

Gross Profit	147,083	13,300	10,840	(3,456)	167,767
Engineering, Selling, General and Administrative Expenses	39,957	6,059	7,247	—	53,263

Income from Operations	107,126	7,241	3,593	(3,456)	114,504
Interest Expense	(9,494)	—	(10)	(99)	(9,603)
Other Income (Expense), Net	5,715	(14)	271	(3,505)	2,467

Income Before Income Taxes	103,347	7,227	3,854	(7,060)	107,368
Provision for Income Taxes	34,678	3,194	827	(2,599)	36,100

Net Income	$68,669	$4,033	$3,027	$(4,461)	$71,268

STATEMENT OF INCOME

For the Nine Months Ended March 28, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,132,809	$327,769	$111,352	$(169,870)	$1,402,060
Cost of Goods Sold	873,137	288,220	86,777	(164,882)	1,083,252

Gross Profit	259,672	39,549	24,575	(4,988)	318,808
Engineering, Selling, General and Administrative Expenses	116,058	17,918	17,357	—	151,333

Income from Operations	143,614	21,631	7,218	(4,988)	167,475
Interest Expense	(28,733)	(2)	(50)	(246)	(29,031)
Other Income (Expense), Net	19,007	(44)	331	(14,119)	5,175

Income Before Income Taxes	133,888	21,585	7,499	(19,353)	143,619
Provision for Income Taxes	44,451	8,240	1,491	(6,482)	47,700

Net Income	$89,437	$13,345	$6,008	$(12,871)	$95,919

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended March 30, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$477,855	$91,173	$34,602	$(43,199)	$560,431
Cost of Goods Sold	380,101	79,038	26,999	(41,927)	444,211

Gross Profit	97,754	12,135	7,603	(1,272)	116,220
Engineering, Selling, General and Administrative Expenses	35,468	5,945	5,008	—	46,421

Income from Operations	62,286	6,190	2,595	(1,272)	69,799
Interest Expense	(9,949)	(1)	(167)	—	(10,117)
Other Income (Expense), Net	7,923	(13)	3,221	(7,818)	3,313

Income Before Income Taxes	60,260	6,176	5,649	(9,090)	62,995
Provision for Income Taxes	19,181	2,163	572	(1,896)	20,020

Net Income	$41,079	$4,013	$5,077	$(7,194)	$42,975

STATEMENT OF INCOME

For the Nine Months Ended March 30, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$958,807	$203,344	$82,996	$(95,658)	$1,149,489
Cost of Goods Sold	781,497	178,753	62,895	(93,309)	929,836

Gross Profit	177,310	24,591	20,101	(2,349)	219,653
Engineering, Selling, General and Administrative Expenses	99,085	14,640	12,222	—	125,947

Income from Operations	78,225	9,951	7,879	(2,349)	93,706
Interest Expense	(29,864)	(7)	(507)	—	(30,378)
Other Income (Expense), Net	17,003	(57)	3,356	(13,488)	6,814

Income Before Income Taxes	65,364	9,887	10,728	(15,837)	70,142
Provision for Income Taxes	20,916	3,483	1,295	(3,244)	22,450

Net Income	$44,448	$6,404	$9,433	$(12,593)	$47,692

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 28, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(81,486)	$(49,779)	$(17,308)	$17,920	$(130,653)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(30,052)	(4,506)	(898)	—	(35,456)
Proceeds Received on Disposition of Plant and Equipment	556	61	—	—	617
Refund of Cash Paid for Acquisition	5,686	—	—	—	5,686
Other, Net	3,725	—	(225)	—	3,500

Net Cash Used in Investing Activities	(20,085)	(4,445)	(1,123)	—	(25,653)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	(52,251)	52,762	17,078	(17,920)	(331)
Dividends Paid	(14,667)	—	—	—	(14,667)
Proceeds from Exercise of Stock Options	29,415	—	—	—	29,415

Net Cash (Used in) Provided by Financing Activities	(37,503)	52,762	17,078	(17,920)	14,417

Effect of Exchange Rate Changes	—	(675)	2,549	—	1,874

Net (Decrease) Increase in Cash and Cash Equivalents	(139,074)	(2,137)	1,196	—	(140,015)
Cash and Cash Equivalents, Beginning	304,103	1,575	19,137	—	324,815

Cash and Cash Equivalents, Ending	$165,029	$(562)	$20,333	$—	$184,800

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 30, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(80,752)	$(1,234)	$(1,518)	$—	$(83,504)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(25,903)	(2,514)	(399)	—	(28,816)
Proceeds Received on Disposition of Plant and Equipment	141	3,114	43	—	3,298
Other, Net	3,310	—	6,551	—	9,861

Net Cash (Used in) Provided by Investing Activities	(22,452)	600	6,195	—	(15,657)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	543	(1,093)	(322)	—	(872)
Dividends Paid	(13,860)	—	—	—	(13,860)

Net Cash Used in Financing Activities	(13,317)	(1,093)	(322)	—	(14,732)

Effect of Exchange Rate Changes	—	483	2,407	—	2,890

Net (Decrease) Increase in Cash and Cash Equivalents	(116,521)	(1,244)	6,762	—	(111,003)
Cash and Cash Equivalents, Beginning	211,610	953	3,382	—	215,945

Cash and Cash Equivalents, Ending	$95,089	$(291)	$10,144	$—	$104,942

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Net sales for the third quarter of fiscal 2004 totaled $655 million, an increase of $94 million or 17% when compared to fiscal 2003. The increase was primarily the result of shipment increases in both the Engine and Power Products Segments.

Third quarter net sales for the Engine Segment were $582 million in fiscal 2004 and $497 million in fiscal 2003. The $85 million or 17% improvement is attributable primarily to a 13% increase in engine shipments. Power Products accounts for 4% of the unit volume increase, reflecting the increase in sales volume experienced by our Power Products Segment for both generators and pressure washers. The remainder of the volume increase reflects early build activity at major domestic original equipment manufacturers (“OEMs”) in anticipation of a strong retail season as well as an increased market penetration.

The Engine Segment continued to experience a favorable mix of larger horsepower engines at higher price points, as well as shifts within model categories. The Engine Segment’s third quarter net sales also benefited $4 million from a favorable exchange rate on Euro denominated sales. Engine Segment net sales gains in the third quarter were offset by a reduction in die cast sales of $8 million, as we are no longer providing die cast services for third parties.

Third quarter Power Products Segment sales were $126 million versus $95 million in the same period a year ago. The 32% improvement was the result of a pressure washer volume increase of 40% and generator volume increase of 34%. The pressure washer increase resulted from our major retailers aggressively stocking in anticipation of another strong selling season. Although we have not yet entered the hurricane season, generator demand continues to increase due to product awareness created by last summer’s landfall of a major hurricane, the power grid failure experienced in the eastern United States, and continued promotional efforts.

Net sales for the nine-months ended March 28, 2004, totaled $1,402 million, an increase of $253 million or 22% compared to the first nine months of the prior year. Consistent with the results of the third quarter, volume improvements in both segments were the primary driver of the net sales growth between years.

Nine-month sales for the Engine Segment totaled $1,174 million in fiscal 2004 versus $997 million in the prior year, an 18% improvement. The increase is primarily attributable to a 15% increase in unit shipments, with 7% of this increase attributable to sales to the Power Products Segment. Factors contributing to the increase in non-intersegment engine volume were late summer retail demand for lawn and garden equipment caused by favorable weather conditions, the strong build activity at OEMs in anticipation of a strong retail selling season, as well as increased market penetration. The first nine-months of fiscal 2004 also benefited from a favorable mix of engine sales. A strengthening Euro contributed $22 million to the nine-month fiscal 2004 results. Consistent with the third quarter, the gains for the nine-months fiscal 2004 results were offset by a reduction in die cast sales of $19 million.

Power Products net sales for nine-months were $349 million compared to $210 million in the prior year. As discussed for the third quarter, the increase was driven by volume increases for generators and pressure washers. Generator volume benefited from first quarter hurricane activity, the eastern United States power grid failure and continued promotional efforts. The pressure washer volume was driven by advertising and promotional programs at major retailers, a successful new product offering, and increased placement at major retailers.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

GROSS PROFIT MARGIN

The consolidated gross profit margin increased to 26% from the 21% experienced in the preceding year’s third quarter. Engine Segment margins increased from 21% to 27%. The increase in Engine Segment margins is attributable to a 17% increase in production volume providing better absorption, manufacturing cost reductions of $8 million and a Euro exchange rate that was approximately 8% more favorable than rates experienced in the prior year. A mix of product with higher margins also contributed to the improvement, partially offset by increased employee benefit costs. We believe the mix of product is a direct reflection of the nature of the product OEMs have scheduled to manufacture and the timing of those schedules. Power Products Segment margins for the third quarter decreased from 12% to 11%. The segment experienced a 50% increase in production volume between years providing better absorption. However, the significant production volume challenged the supply chains driving up costs, such as premium freight. In addition, this segment buys a major pressure washer component from a European supplier in Euros. In the third quarter of fiscal 2004, these Euro purchases reduced gross margins by approximately $5 million. This negative impact on margins was offset by the positive impact of the Euro discussed in the Engine Segment.

The consolidated gross profit margin for the nine-month period increased to 23% from 19% in the preceding year. The Engine Segment margin increased from 20% to 24%. This increase is attributable to a strengthening Euro and a 13% increase in production levels allowing for better absorption. A mix of lower margined product for the nine-month period was partially offset by net manufacturing cost reductions. Power Products margins increased to 12% from 11%. The key driver was a 109% production volume increase, partially offset by a $10 million impact of the Euro on purchased components.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $53 million in the third quarter of fiscal 2004 versus $46 million in fiscal 2003. The $7 million, or 15% increase, is primarily attributable to a $2 million increase in variable selling expenses, a $2 million increase in salaries and employee benefit costs, and a $3 million increase in professional services. The increase in salaries and employee benefits is attributable to increases in group insurance, lower pension income, and increased incentive compensation. The increase in professional services is attributable to several consulting projects related to our distribution channels, emissions regulations, and preparations for Sarbanes-Oxley compliance efforts.

The category increased $25 million between the nine-month comparative periods. The increase is driven primarily by an $8 million increase in variable selling and marketing expenses, a $6 million increase in professional services, and a $5 million increase in salaries and employee benefits. The Drivers of these cost increases were consistent with those discussed for the third quarter. Two million dollars of the increase is attributable to an estimate of bad debt expense associated with a prior fiscal year customer bankruptcy.

INTEREST EXPENSE

Interest expense decreased $1 million in the third quarter and nine-month comparisons. The decrease reflects reduced borrowings and the impact of a fixed to variable rate swap on $50 million of our 8.875% senior notes due March 15, 2011.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter of fiscal 2004 was 34%, compared to 32% in the prior year. The rate was increased to reflect less of a benefit from foreign and state tax credits. Earnings from some of our foreign subsidiaries are down due to market conditions, while the domestic income contribution has increased. The actual impact of the lower tax credits would have increased the tax rate to 38%; however, the rate was reduced to 34% due to the impact of the closing of a tax audit year and recording of additional tax benefits related to the filing of our fiscal 2003 income tax return.

The effective rate for the fourth quarter is expected to be 38%. The effective tax rate was 33% for the fiscal 2004 nine-month period and 32% in the prior year. Management estimates that the rate will be 35% for the full fiscal year 2004.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine-month period of fiscal 2004 was $131 million, an increase of $47 million from fiscal 2003. This reflects an increase in net income of $48 million, offset by increased working capital requirements. Increases in inventory and receivables, offset by an increase in accounts payable and accrued liabilities, drove the increased working capital levels. Inventory levels are up year over year due to increased pressure washer and generator inventory. The inventory levels reflect anticipated demand and early production of the product in order to even out the production schedule at the manufacturing facility. Increased receivables reflect the strong sales levels for the quarter compared to the prior year. The increase in accounts payable and accrued liabilities is a direct reflection of the increase in production levels year over year for both the Engine and Power Products Segments.

In the nine-month period of fiscal 2004, we used $26 million in investing activities, compared to $16 million in fiscal 2003. Six million dollars was received in the current year as a refund of a portion of the cash paid for the BSPPG acquisition in fiscal 2001. The amount adjusted the original purchase price for the actual value received in acquired receivables and inventory. This refund was offset by increased spending of $7 million on plant and equipment, attributable to higher planned spending on capital projects, a $6 million reduction in dividends received, and a $3 million reduction in proceeds from the sale of equipment.

Net cash provided by financing activities was $14 million in fiscal 2004. Financing activities resulted in a use of cash of $15 million in fiscal 2003. The exercise of stock options, which generated cash totaling $29 million, accounted for the entire increase between years. The stock option activity is a direct reflection of option strike prices and expiration dates, which encouraged the exercise of stock options during 2004.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Management expects cash outflows for capital expenditures to total approximately $55 million in fiscal 2004. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash.

In October 2002, we began managing our debt portfolio using interest rate swaps to achieve a desired mix of fixed and floating rates. We entered into interest rate swaps relating to our 8.875% senior notes (approximately $275 million) due in 2011. The swaps converted $50 million of notional amounts from a fixed rate to a floating rate, (libor-set-in-arrears) and matured in 2011. The floating rate on the interest rate swap at March 28, 2004 was 5.3%. In April 2004 we terminated these interest rate swaps resulting in a net gain of approximately $500,000.

On March 16, 2004 we announced that the company was calling for the May 15, 2004 redemption of its $140 million of 5.00% convertible senior notes due in 2006. This redemption will eliminate all convertible debt and reduce our long-term debt to approximately $361 million. The redemption will also eliminate approximately $7 million of annual interest expense. We will use available cash, if necessary, to redeem the notes. It is more likely that the holders of the notes will exercise their conversion rights and will be issued common stock currently held in treasury. While approximately three million shares related to the conversion are already included in our consolidated diluted earnings per share, after the conversion, these shares will become part of the determination of both basic and diluted earnings per share.

We have remaining authorization to buy up to 1.8 million shares of our stock in open market or private transactions, under the June 2000 Board of Directors’ resolution authorizing the repurchase of up to 2 million shares. We did not purchase any shares in the first three quarters of fiscal 2004 and do not anticipate repurchasing any shares during the remainder of fiscal 2004.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

Exhibit Number	Description
3.2	Amendment to Bylaws Adopted by Resolution of the Board of Directors on April 21, 2004

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith

(b)	Reports on Form 8-K.

On January 22, 2004, the Company furnished a report on Form 8-K, dated January 22, 2004, to furnish as an exhibit the press release reporting its fiscal 2004 second quarter financial results.

On March 17, 2004, the Company filed a report on Form 8-K, dated March 17, 2004 to report that it had called for a May 15, 2004 redemption of it’s 5% Convertible Senior Notes.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: May 7, 2004	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

EXHIBIT INDEX

Exhibit Number	Description
3.2	Amendment to Bylaws Adopted by Resolution of the Board of Directors on April 21, 2004

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith
**	Furnished herewith