Form 10-K
period 2004-06-27
BRIGGS & STRATTON CORP
filed 2004-09-09
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JUNE 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $1,457,565,089 based on the reported last sale price of such securities as of December 26, 2003, the last business day of the most recently completed second fiscal quarter.

Number of Shares of Common Stock Outstanding at August 25, 2004: 25,612,270.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for Annual Meeting on October 20, 2004	Part III

The Exhibit Index is located on page 50.

BRIGGS & STRATTON CORPORATION

FISCAL 2004 FORM 10-K

Cautionary Statement on Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “plan,” “project,” “seek,” “think,” “will” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on Briggs & Stratton’s current views and assumptions and involve risks and uncertainties that include, among other things: our ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; our ability to successfully integrate the Simplicity Manufacturing, Inc. acquisition; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

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

The Company’s Internet address is www.briggsandstratton.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. Charters of the Audit, Compensation, Nominating and Governance Committees; Corporate Governance Guidelines and code of business conduct and ethics contained in the Briggs & Stratton Business Integrity Manual are available on the Company’s website and are available in print to any shareholder upon request to the Corporate Secretary.

Engines

General

Briggs & Stratton’s engines are used primarily by the lawn and garden equipment industry, which accounted for 77% of fiscal 2004 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 23% of OEM sales in fiscal 2004 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps and pressure washers. Many retailers specify Briggs & Stratton’s engines on the powered equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is only a component. Briggs & Stratton engines are marketed under various brand names including Classic™, Sprint™, Quattro™, Quantum®, INTEK™, I/C®, Industrial Plus™ and Vanguard™.

In fiscal 2004, approximately 17% of Briggs & Stratton’s net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Canada, China, the Czech Republic, England, France, Germany, Mexico, New Zealand, the Philippines, Russia, South Africa, Spain, Sweden and United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More detailed information about our foreign operations is in Note 5 of the Notes to Consolidated Financial Statements.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. Briggs & Stratton’s marketing staff and engineers in the United States provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. Briggs & Stratton owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to approximately 39,000 independently owned, authorized service dealers throughout the world. These distributors and service dealers implement Briggs & Stratton’s commitment to reliability and service.

Customers

Briggs & Stratton’s engine sales are made primarily to OEMs. Briggs & Stratton’s three largest engine customers in each of the last three fiscal years were AB Electrolux (principally its Electrolux Home Products Group), MTD Products Inc. and Murray Inc. (owned by Summersong Investments, Inc.). Sales to each of these customers were more than 9% of net sales in fiscal 2004, 2003 and 2002. Sales to all three combined were 42%, 41% and 47% of consolidated net sales in fiscal 2004, 2003 and 2002, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements with these large customers.

Briggs & Stratton believes that in fiscal 2004 more than 80% of all lawn and garden equipment sold in the United States was sold through mass merchandisers such as Sears, Roebuck and Co. (Sears), The Home Depot, Inc. (The Home Depot), Wal*Mart Stores, Inc. (Wal*Mart) and Lowe’s Home Centers, Inc. (Lowe’s). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure. Briggs & Stratton expects that this pricing trend will continue in the foreseeable future. Briggs & Stratton believes that a similar trend has developed for its products in industrial and consumer applications outside of the lawn and garden market.

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

Manufacturing

Briggs & Stratton manufactures engines and parts at the following locations: Wauwatosa, Wisconsin; Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama; Statesboro, Georgia; and Chongqing, China. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin.

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

Power Products

General

Briggs & Stratton Power Products Group, LLC’s (BSPPG) two principal product lines are portable and home stand-by generators (“generators”) and pressure washers. BSPPG sells its products through multiple channels of retail distribution, including home centers, warehouse clubs, mass merchants and independent dealers.

BSPPG has assembled a comprehensive after-sales service network in North America for generators and pressure washers comprised of approximately 4,300 authorized independent dealers. BSPPG maintains its independent dealer network for the purpose of providing the after-sales service capability that supports its products.

To support its international business, BSPPG has leveraged the existing Briggs & Stratton worldwide distribution network.

Customers

BSPPG sells to consumer home centers and warehouse clubs, as well as mass merchants and independent dealers. Historically, BSPPG’s major customers have been Lowe’s, The Home Depot and Sears. Other U.S. retail customers include Tractor Supply Company, Tru-Serv Incorporated, and Wal*Mart.

Competition

The U.S. engine powered equipment industry (the “power products industry”), in which Briggs & Stratton competes is served by approximately five competitors. The principal competitive factors in the power products industry include price, service, product performance, technical innovation and delivery. In the manufacture and sale of generators, BSPPG competes primarily with Coleman Powermate and Honda. In the manufacture and sale of pressure washers, BSPPG competes primarily with DeVilbiss Air Power Company, and to a lesser extent with Coleman Powermate, Alfred Karcher GmbH & Co. and Campbell Hausfeld (part of Berkshire Hathaway, Inc.).

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

To service BSPPG’s international customer base more effectively, BSPPG designs and assembles its international products at its Jefferson, Wisconsin location and through a contract manufacturing arrangement in the Netherlands.

Consolidated

General Information

Briggs & Stratton holds patents on features incorporated in its products; however, the success of Briggs & Stratton’s business is not considered to be primarily dependent upon patent protection. Trademarks, licenses, franchises and concessions are not a material factor in Briggs & Stratton’s business.

For the years ending June 27, 2004, June 29, 2003 and June 30, 2002, Briggs & Stratton spent approximately $25.9 million, $26.4 million and $23.7 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by Briggs & Stratton during the fiscal year was 7,438. Employment ranged from a low of 7,094 in September 2003 to a high of 7,732 in June 2004.

Export Sales

Export sales for fiscal 2004, 2003 and 2002 were $336.7 million (17% of net sales), $401.2 million (24% of net sales) and $365.5 million (24% of net sales), respectively. These sales were principally to customers in European countries. Refer to Note 5 of Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 12 of Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

ITEM 2.	PROPERTIES

The corporate offices and one of Briggs & Stratton’s engine manufacturing facilities are located in Wauwatosa, Wisconsin. Briggs & Stratton also has engine manufacturing facilities in Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Auburn, Alabama and Statesboro, Georgia. These are owned facilities containing 3.6 million square feet of office and production area. Briggs & Stratton occupies warehouse space totalling approximately 380,000 square feet in Menomonee Falls, Wisconsin under a reservation of interest agreement. Briggs & Stratton also leases warehouse space in the localities of its engine manufacturing facilities, except Wisconsin, totalling 500,000 square feet.

BSPPG’s office and domestic manufacturing facility are located in Jefferson, Wisconsin and contain 250,000 square feet of office and production area. BSPPG leases warehouse space totaling 625,000 square feet in three communities in Wisconsin.

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

Briggs & Stratton leases approximately 360,000 square feet of space to house its foreign sales and service operations in Australia, Austria, Canada, China, the Czech Republic, England, France, Germany, Mexico, the Netherlands, New Zealand, the Philippines, Russia, South Africa, Spain, Sweden, Switzerland and United Arab Emirates.

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

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the Company and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants.

The complaint seeks an injunction, compensatory and punitive damages, and attorneys’ fees. No orders have been entered in the case, and there has been no discovery. The Company intends to vigorously defend this case.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 27, 2004.

Executive Officers of the Registrant

Name, Age, Position	Business Experience for Past Five Years
JOHN S. SHIELY, 52 Chairman, President and Chief Executive Officer (1)(2)(3)	Mr. Shiely was elected to his current position effective January 2003, after serving as President and Chief Executive Officer since July 2001 and President and Chief Operating Officer since August 1994.

JAMES E. BRENN, 56 Senior Vice President and Chief Financial Officer	Mr. Brenn was elected to his current position in October 1998, after serving as Vice President and Controller since November 1988. He also served as Treasurer from November 1999 until January 2000.

DAVID G. DEBAETS, 41 Vice President and General Manager – Large Engine Division	Mr. DeBaets was elected to his current position effective September 2003. He has served as Vice President and General Manager – Large Engine Division since April 2000. He also served as Vice President and General Manager – Die Cast Components from May 1996 to April 2000.

RICKY T. DILLON, 33 Controller	Mr. Dillon was elected an executive officer effective September 1, 2004. He has served as Controller since March 2002. He previously served for 9 years with Arthur Andersen LLP.

MARK R. HAZELTINE, 61 Vice President and Sales Manager – Consumer Products	Mr. Hazeltine was elected to his current position in May 2002, after serving as Vice President and Sales Manager – Consumer Lawn & Garden since July 1999. He also served as Sales Manager from February 1995 to June 1999.

ROBERT F. HEATH, 56 Secretary	Mr. Heath was elected to his current position in January 2002. He served as Assistant Secretary from January 2001 to December 2001. In addition, Mr. Heath is Vice President and General Counsel and has served in these positions since January 2001. He also served as General Counsel since December 1997.

PAUL M. NEYLON, 57 Senior Vice President – Engine Products Group	Mr. Neylon was elected to his current position in October 2001, after serving as Senior Vice President – Production from August 2000 to October 2001 and as Vice President – Production from May 1999 to July 2000. He previously served as Vice President – Operations Support since January 1999 and prior to that held the position of Vice President and General Manager – Spectrum Division.

WILLIAM H. REITMAN, 48 Vice President – Marketing	Mr. Reitman was elected to his current position effective April 1998. He has served as Vice President – Marketing since November 1995.

STEPHEN H. RUGG, 57 Senior Vice President – Sales and Service	Mr. Rugg was elected to his current position in May 1999, after serving as Vice President – Sales since November 1995.

THOMAS R. SAVAGE, 56 Senior Vice President – Administration	Mr. Savage was elected to his current position effective July 1997, after serving as Vice President – Administration and General Counsel since November 1994. He also served as Secretary from November 1999 to June 2000.

MICHAEL D. SCHOEN, 44 Vice President – International Group	Mr. Schoen was elected to his current position effective July 2001. He was elected an executive officer in August 2000, after serving as Vice President – Operations Support since July 1999. He previously held the position of Vice President – International Operations since July 1996.

VINCENT R. SHIELY, 44 Vice President and General Manager – Engine Products Group (3)	Mr. Shiely was elected to his current position effective September 2002 after serving as Vice President and General Manager – Business Units since December 2001. He also served as Vice President and General Manager – Electrical Products Division since October 1998.

TODD J. TESKE, 39 Senior Vice President and President – Briggs & Stratton Power Products Group, LLC	Mr. Teske was elected to his current position effective September 2003 after serving as Vice President and President – Briggs & Stratton Power Products Group, LLC since February 2003. He also served as Vice President – Corporate Development from March 2001 after serving as Controller since October 1998.

CARITA R. TWINEM, 49 Treasurer	Ms. Twinem was elected to her current position in February 2000, after serving as Tax Director since July 1994.

JOSEPH C. WRIGHT, 45 Vice President and General Manager – Lawn and Garden Division	Mr. Wright was elected to his current position in September 2004. He was elected an executive officer effective September 2002. He previously served as Vice President and General Manager – Small Engine Division since July 1997.

(1)	Officer is also a Director of Briggs & Stratton.

(2)	Member of Executive Committee.

(3)	John S. Shiely and Vincent R. Shiely are brothers.

Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Briggs & Stratton common stock and its common share purchase rights are traded on the NYSE under the symbol “BGG”. Information required by this Item is incorporated by reference from the “Quarterly Financial Data, Dividend and Market Information” (unaudited) on page 45.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Briggs & Stratton did not make any purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2004	2003	2002	2001	2000
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS (1)
NET SALES	$1,947,364	$1,657,633	$1,529,300	$1,306,638	$1,591,442
GROSS PROFIT ON SALES	439,872	328,079	269,964	233,255	338,332
PROVISION FOR INCOME TAXES	68,890	37,940	27,390	23,860	80,150
NET INCOME (2)	136,114	80,638	53,120	48,013	136,473
PER SHARE OF COMMON STOCK:
Basic Earnings	6.01	3.73	2.46	2.22	5.99
Diluted Earnings	5.53	3.49	2.36	2.21	5.97
Cash Dividends	1.32	1.28	1.26	1.24	1.20
Shareholders’ Investment	$32.05	$23.66	$20.78	$19.57	$18.83
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	22,643	21,639	21,615	21,598	22,788
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	25,340	24,480	24,452	21,966	22,842
OTHER DATA (1)
SHAREHOLDERS’ INVESTMENT	$817,595	$514,987	$449,646	$422,752	$409,465
LONG-TERM DEBT	360,562	503,397	499,022	508,134	98,512
TOTAL ASSETS	1,637,153	1,475,193	1,356,601	1,306,243	940,950
PLANT AND EQUIPMENT	867,987	876,664	879,635	890,191	838,655
PLANT AND EQUIPMENT, NET OF RESERVES	356,542	370,784	395,215	416,361	395,580
PROVISION FOR DEPRECIATION	59,816	58,325	61,091	56,117	51,097
EXPENDITURES FOR PLANT AND EQUIPMENT	52,962	40,154	43,928	61,322	71,441
WORKING CAPITAL	$681,432	$505,752	$411,241	$381,443	$170,326
Current Ratio	3.3 to 1	2.7 to 1	2.6 to 1	2.6 to 1	1.5 to 1
NUMBER OF EMPLOYEES AT YEAR-END	7,732	7,249	6,971	6,974	7,233
NUMBER OF SHAREHOLDERS AT YEAR-END	4,230	4,503	4,686	4,129	4,385
QUOTED MARKET PRICE:
High	$88.44	$51.50	$48.39	$48.38	$63.63
Low	$49.35	$30.75	$29.65	$30.38	$31.00

(1)	The amounts include the acquisition of BSPPG since May 15, 2001. Refer to the Notes to Consolidated Financial Statements.

(2)	Fiscal year 2000 includes a $10.4 million gain on the disposition of foundry assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Acquisition

On July 7, 2004 Briggs & Stratton Corporation and its subsidiary, Briggs & Stratton Power Products Group, LLC, acquired Simplicity Manufacturing, Inc. (“Simplicity”) for $227 million plus certain transaction related expenses. Simplicity designs, manufactures and markets a wide variety of premium yard and garden tractors, lawn tractors, riding mowers, snow throwers, attachments, and other lawn and garden products like rototillers and chipper shredders. See Note 15 of the Notes to Consolidated Financial Statements for additional information on this acquisition. The following Management Discussion and Analysis does not include a discussion of Simplicity’s operating results because this transaction occurred subsequent to our fiscal year-end.

Results of Operations

FISCAL 2004 COMPARED TO FISCAL 2003

Net Sales

Fiscal 2004 consolidated net sales were approximately $1.9 billion, an increase of $290 million, or 17% compared to the previous year. The improvement was driven primarily by increased sales volume in both Segments. Engine Segment net sales were $1.6 billion in fiscal 2004, an increase of $189 million or 13% compared to the prior year. Engine Segment increases were driven by an 11% increase in unit volume resulting in $163 million in net sales. $59 million or 4% of the increase in engine unit volume is attributable to sales to our Power Products Segment. Lawn and garden sales volume gains were driven by a strong selling season at retail. Inventory levels were low at the major original equipment manufacturers going into this fiscal year. As a result, the demand for engines was high all year long in anticipation of a strong season, which materialized. We believe the volume increase is reflective of market growth and market penetration in the U.S. While our European sales unit volume was down due to the drought conditions in Europe during much of fiscal 2004, the Euro exchange rate drove a $26 million increase in net sales. Power Products net sales were $489 million in fiscal 2004, an increase of $160 million, or 48%, over fiscal 2003. Generator volume benefited significantly by the wide spread power outages that occurred in the first quarter of fiscal 2004, as a result of the eastern electrical grid failure and the landfall of a major hurricane. There were no major power outages in fiscal 2003. These events, along with increased marketing efforts, increased consumer awareness which continued to drive the demand for generators higher in fiscal 2004. Pressure washer net sales gains were driven by continued advertising and promotions at major retailers, consistent with programs launched in the prior year and increased placement at a major retailer.

Gross Profit

Consolidated gross profit increased $112 million between years. Volume increases generated $76 million of the improvement; with approximately $60 million from increases in the Engine Segment and the remainder from the Power Products Segment. The remaining $36 million of gross margin increases came from gross margin percentage improvements in the Engine Segment. Engine Segment margins improved from 20% to 24%. Pricing improvement due to the impact of a stronger Euro on European sales contributed $26 million to the improvement. A 14% increase in production volume contributed $18 million in absorption benefits and our manufacturing cost reduction programs contributed an additional $14 million to the improvement. These positive margin enhancers were partially offset by a $22 million net increase in manufacturing costs, primarily overhead, raw materials and component costs. These cost increases reflect initiatives by many vendors to pass along higher costs due to price pressures on scrap aluminum and steel. We expect these cost increases to continue in fiscal 2005. We currently anticipate that our cost reduction programs and sales pricing initiatives should offset these higher costs. The Power Products Segment margin was at 12% in both fiscal 2004 and fiscal 2003. A 55% production volume improvement and manufacturing cost reduction efforts were offset by increased purchased component costs. The Power Products Segment purchases a major pressure washer component from a European supplier in Euros. In fiscal 2004 the Euro purchases reduced gross margins of the Power Products Segment by approximately $12 million. Under the Company’s foreign currency management program, this negative impact on margins was offset by the positive impact of the Euro discussed for the Engine Segment.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs increased $28 million or 15% compared to fiscal 2003. Increases in this category include salaries and fringe benefit cost increases of approximately $6 million, professional services of $6 million, marketing cost increases of $5 million and international variable selling cost increases of $6 million. In addition, $2 million of the increase is attributable to bad debt expense associated with a prior fiscal year customer bankruptcy. The increases in salaries and fringe benefits reflect increased incentive compensation awards in the current year, as well as increased employee benefit costs, essentially pension and health care. The increase in professional services is attributable to several consulting projects related to our distributor channels, emissions regulations and Sarbanes-Oxley compliance efforts. Increased marketing costs were driven by increased spending on Power Products’ market expansion and international marketing efforts. Increases in international variable selling costs include $2 million attributable to translating Euro denominated expenditures by a stronger Euro.

Interest Expense

Interest expense decreased $3 million in fiscal 2004 compared to fiscal 2003. The decrease is essentially the result of reduced working capital borrowings in the current year and the impact of a fixed to variable interest rate swap. On March 16, 2004, the Company called for the redemption of its $140 million 5% convertible senior notes due in 2006. Substantially all of the holders of the notes exercised their conversion rights prior to the redemption date of May 15, 2004. This resulted in the issuance of approximately three million treasury shares in May 2004 and the write-off of approximately $2 million in deferred financing costs. The redemption of these bonds eliminated all convertible debt and reduced our long-term debt to approximately $361 million. The redemption will also eliminate approximately $7 million in interest expense in fiscal 2005. In April 2004, all interest rate swaps were terminated resulting in a net gain of approximately $500 thousand.

Other Income

Other income remained at approximately $9 million in fiscal 2004, consistent with prior years. Refer to Note 8 of the Notes to Consolidated Financial Statements for detail of the components of other income.

Provision for Income Taxes

The effective tax rate increased from 32% in fiscal 2003 to 34% in fiscal 2004. The rate reflects less of a benefit from foreign and state tax credits. Earnings from some of our foreign subsidiaries was down due to market conditions, while the domestic income contribution increased. The impact of lower tax credits was offset by a reduction in the tax provision due to the closing of a tax audit year and recording additional tax benefits related to the filing of our fiscal 2003 income tax return.

FISCAL 2003 COMPARED TO FISCAL 2002

Net Sales

Fiscal 2003 consolidated net sales were approximately $1.7 billion, an increase of $128 million, or 8% compared to the previous year. Power Products sales increased $105 million, accounting for the majority of the increase. Generator sales increased $54 million to $152 million, up from $98 million in 2002. Fiscal 2003 marked the return of significant demand-creating events such as hurricanes and ice storms after a two-year absence of significant activity. The generator market decreased significantly after the record demand created by the concern over year 2000 issues. We do not believe this market to be mature and have developed marketing campaigns to increase brand awareness and drive purchase decisions. We believe our efforts have generated demand resulting in increased household penetration. Our marketing efforts in fiscal 2003 included retailer specific flyers and promotions, national and regional advertising, and television and radio ads. We believe the return of weather events and our cooperative promotional activities together resulted in the sales increase in fiscal 2003. Pressure washer sales increased $49 million to $164 million, up from $115 million in fiscal 2002. Pressure washer sales also benefited from similar promotional campaigns, as described above. The remainder of the consolidated sales increase was attributable to the Engine Segment. Improved engine unit volume resulted in a $28 million sales increase and greater volume in component parts and international service sales provided another $22 million sales increase. The remainder of the increase was primarily price improvement on international sales, as a result of a stronger Euro. Offsetting the Engine Segment improvements were $46 million of increased sales to the Power Products Segment that were eliminated in consolidation. Engine Segment volume improvements were driven by market growth.

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

On an ongoing basis we challenge our operations group to lower our manufacturing costs in order to remain competitive in the marketplace. Historical areas of focus have been product engineering, labor productivity, controllable overhead spending, warranty and quality costs, as well as purchased component pricing. While none of these items account for an individually significant portion of our savings, the net impact across our six production facilities was a reduction in cost of $8 million.

The Power Products gross margin percentage increase of 2% resulted in approximately $7 million of improved gross margin. A 59% production volume increase was the primary driver of the improvement. As previously discussed, an increase in weather related events and promotional activities increased demand for generators and pressure washers in fiscal 2003. The increased demand allowed us to increase production volume between years.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs increased $24 million or 16% compared to fiscal 2002. Increases in this category include salaries and fringe benefit cost increases of approximately $13 million, marketing cost increases of $6 million and international variable selling cost increases of $4 million. The increases in salaries and fringe benefits reflect increased incentive compensation awards in fiscal 2003, as well as increased employee benefit costs, essentially pension and health care. Increased marketing costs were driven by increased spending on Power Products market expansion and international marketing efforts.

Interest Expense

Interest expense decreased $4 million in fiscal 2003 compared to fiscal 2002. The decrease is essentially the result of reduced working capital borrowings in the current year and the impact of a fixed to variable interest rate swap.

Other Income

Other income remained at $9 million in fiscal 2003, consistent with prior years. Refer to Note 8 of the Notes to Consolidated Financial Statements for detail as to the components of other income.

Provision for Income Taxes

The effective tax rate decreased from 34% in fiscal 2002 to 32% in fiscal 2003. This decrease is attributable to tax credits related to increased foreign sourced income.

Liquidity and Capital Resources

FISCAL YEARS 2004, 2003 AND 2002

Cash flows from operating activities were $46 million, $167 million and $200 million, in fiscal 2004, 2003 and 2002, respectively.

The fiscal 2004 cash flow from operating activities were $122 million lower than the prior year. Fiscal 2004 experienced a significant increase in inventory levels, which reduced cash flows from operating activities by $129 million in fiscal 2004 and $117 million between years. Engine inventories increased $76 million between years. This increase is attributable to strong production levels through the end of the fiscal year driven by a strong selling season at retail. In addition we believe that the increased inventory is needed to meet our forecast for fiscal 2005. Our Power Products Segment also experienced an increase in inventory levels of $53 million between years. This increase in inventory reflects strong production levels throughout the year in order to replenish depleted inventories after the demand creating events for generators in the current year. The current inventory levels reflect our judgment of levels needed to maintain our position as the market leader in responsiveness to customer demand. Pressure washer inventory levels reflect increasing demand for the product due to significant market growth in the category. Inventory on hand will always reflect demand and our ability to respond to market changes at our production facilities in a timely manner.

Also contributing to the lower cash flows from operating activities were increased receivables growth between years of $23 million, which reflects our sales growth at both Segments and timing of payments, lower payable increases between years of $40 million and lower deferred tax provisions between years of $11 million. Offsetting these reductions in cash flows were increased earnings of $55 million, a reduction in prepaid expenses between years of $7 million and lower pension income of $7 million.

The fiscal 2003 cash flow from operating activities was $32 million lower than the prior year. Fiscal 2003 did not experience the significant reduction in inventory investment experienced in fiscal 2002, which caused cash flows to be $134 million less between years. Inventory levels are a function of planned production levels based on anticipated demand, contrasted with actual sell through of product at retail. In fiscal 2001 the market was soft resulting in lower than anticipated sales for the year and increased inventory levels throughout the channel. As a result of the unusually high inventory levels at the end of fiscal 2001, we lowered our planned production in 2002. The 2002 lawn and garden selling season was strong, and we were successful in getting our inventory levels back to a level we considered normal. The fiscal 2003 selling season was also strong resulting in no significant change in our inventory levels.

Offsetting this reduction in cash flow were improved cash flows related to increased earnings of $28 million, a lower accounts receivable increase between years of $51 million and higher current liabilities of $19 million. Accounts receivable levels increased in fiscal 2002 because of strong fourth quarter sales versus the prior year. Sales strength in the fourth quarter was similar between fiscal 2003 and 2002 resulting in an accounts receivable balance that did not change significantly. Current liabilities, primarily accruals for profit sharing were greater between years because better performance in fiscal 2003 resulted in larger bonus awards than the prior year.

Cash used in investing activities was $42 million, $27 million and $38 million in fiscal 2004, 2003 and 2002, respectively. Cash flows include capital expenditures of $53 million, $40 million and $44 million in fiscal 2004, 2003 and 2002, respectively. These capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products.

In fiscal 2004, Briggs & Stratton received $6 million as a refund of a portion of the cash paid for the BSPPG acquisition in fiscal 2001. The amount was to adjust the original purchase price for the actual value received in acquired receivables and inventory.

In fiscal 2003, Briggs & Stratton increased its investment in its China joint venture from 52% to 90%. This increase in ownership interest gave Briggs & Stratton control over the joint venture. Accordingly, its operating results are now reflected in Briggs & Stratton’s consolidated financial statements. The actual cash outlay in fiscal 2003 for the restructuring was $343 thousand; however, the consolidation resulted in an increase in cash of approximately $4 million.

Briggs & Stratton provided cash from financing activities totaling $13 million in fiscal 2004. Briggs & Stratton used cash in financing activities totaling $37 million and $38 million in fiscal 2003 and 2002, respectively. During fiscal 2004 the company received $45 million from the exercise of stock options as opposed to $5 million and $1 million in fiscal 2003 and 2002, respectively. The stock option activity is a direct reflection of option strike prices, which encouraged the exercise of the options. During fiscal 2003 the Company paid down $15 million of its short-term loans and notes payable. These loans were primarily used to fund the short-term working capital needs of Briggs & Stratton’s foreign operations. Given the level of cash flows the last two fiscal years and the available cash on hand, Briggs & Stratton made the decision to pay off these borrowings and fund these operations with available cash. Briggs & Stratton did not use its revolver to finance working capital needs during fiscal 2004. In fiscal 2004 Briggs & Stratton also incurred $2 million to negotiate a new revolving credit agreement. During fiscal 2002 Briggs & Stratton repaid $10 million of its 7.25% Senior Notes due in 2007.

Future Liquidity and Capital Resources

As previously noted, Briggs & Stratton acquired Simplicity Manufacturing, Inc. in July of fiscal 2005, using its available cash. We don’t believe the acquisition of Simplicity will significantly alter our future liquidity and capital needs given its profitability and existing receivable financing arrangements.

Briggs & Stratton has negotiated a new five-year $275 million revolving credit facility that expires in May 2009. This credit facility will be used to fund seasonal working capital requirements and other financing needs. This facility and Briggs & Stratton’s other indebtedness contain certain restrictive covenants described in Note 7 of the Notes to Consolidated Financial Statements. Because of our financial strength we were able to negotiate less restrictive covenants under the new revolving credit facility, specifically the covenants do not include the springing lien provisions of our previous credit facility.

Briggs & Stratton expects capital expenditures to be $87 million in fiscal 2005. These anticipated expenditures reflect our plans to continue to reinvest in equipment, new products, and capacity enhancements.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and access to debt markets will be adequate to fund Briggs & Stratton’s capital requirements for the foreseeable future.

Financial Strategy

Management believes that the value of Briggs & Stratton is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. Consequently, management’s first priority is to reinvest capital into physical assets and products that maintain or grow the global cost leadership and market positions that Briggs & Stratton has achieved, and drive the economic value of the Company. Management’s next financial objective is to identify strategic acquisitions or alliances that enhance revenues and provide a superior economic return. Several successful joint ventures and the acquisition of BSPPG are examples of our successful execution of this strategy. Finally, management believes that when capital cannot be invested for returns greater than the cost of capital, we should return capital to the capital providers. This approach is apparent in the programs we executed to repurchase common stock from fiscal 1997 through 2001.

Off-Balance Sheet Arrangements

Briggs & Stratton has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements. Briggs & Stratton’s significant contractual obligations include our debt agreements and certain employee benefit plans.

Briggs & Stratton is subject to financial and operating restrictions in addition to certain financial covenants under its domestic debt agreements. As is fully disclosed in Note 7 of the Notes to Consolidated Financial Statements, these restrictions could limit our ability to: pay dividends; incur further indebtedness; create liens; enter into sale and/or leaseback transactions; consolidate, sell or lease all or substantially all of our assets; and dispose of assets or the proceeds of our assets. We believe we will remain in compliance with these covenants in fiscal 2005. Briggs & Stratton has obligations concerning certain employee benefits including its pension plans, post retirement benefit obligations and deferred compensation arrangements. All of these obligations are recorded on our Balance Sheets and disclosed more fully in the Notes to Consolidated Financial Statements.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of June 27, 2004 is as follows (in thousands):

	2005	2006-2007	2008-2009	Thereafter	Total
Long-Term Debt	$—	$89,403	$—	$271,159	$360,562
Interest on Long-Term Debt	30,931	57,512	48,812	42,710	179,965
Operating Leases	7,552	6,845	2,794	1,265	18,456

	$38,483	$153,760	$51,606	$315,134	$558,983

As of June 27, 2004, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days. The Company also has long-term obligations related to its pension and postretirement plans which are discussed in detail in Note 13 to the financial statements. As of its most recent actuarial measurement date, no pension plan contributions are required in fiscal 2005, and postretirement medical claims are paid as they are submitted.

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

Labor Agreement

Briggs & Stratton has collective bargaining agreements with its unions. These agreements expire in 2006 for the Engines Segment and in 2007 for the Power Products Segment.

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

EPA is also evaluating the development of Phase III standards to further reduce engine exhaust emissions and to control evaporative emissions from small off-road engines and equipment they are used in. A draft regulation is scheduled for publication by the end of calendar year 2004. We cannot predict the scope of any proposal or of the final regulations that EPA may ultimately adopt, and accordingly cannot estimate what, if any, impact such regulations could have on future financial performance.

The California Air Resources Board (CARB) staff issued a revised proposed Tier 3 regulation requiring additional reductions to engine exhaust emissions and also requiring new controls on evaporative emissions from small engines. The CARB staff proposal is phased in between 2006 and 2008 depending upon the size of the engine and type of control. While Briggs & Stratton believes the cost of the proposed regulation on a per engine basis may be significant, Briggs & Stratton does not believe the CARB staff proposal will have a material effect on its financial condition or results of operations. This assessment is based on a number of factors, including the “Bond Amendment” which precludes other states from opting into the California standard, revisions CARB made to its proposal from that published in September 2003 in response to recommendations from Briggs & Stratton and others in the regulated category, the fact that California represents a relatively small percentage of Briggs & Stratton’s engine sales and our ability and intention to pass increased costs associated with the CARB regulation on to California consumers.

The European Commission adopted an engine emission Directive regulating exhaust emissions from engines manufactured by Briggs & Stratton. The European Directive parallels the regulation previously promulgated by the U.S. EPA; therefore, Briggs & Stratton anticipates having a full product line offering which complies with Stage I and II of the Directive. Briggs & Stratton does not believe compliance with the new Directive will have a material adverse effect on its financial position or results of operations.

Critical Accounting Policies

Briggs & Stratton’s critical accounting policies are more fully described in Note 2 and Note 9 of the Notes to Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as those used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, litigation and taxation.

The reserves for customer rebates, warranty, product liability, inventory reserves and doubtful accounts are fact specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. Changes in these reserves may be required if actual experience differs from the original estimates.

The Company’s estimate of income taxes payable, deferred income taxes, and the effective tax rate is based on a complex analysis of many factors including interpretations of Federal, state and foreign income tax laws, the difference between tax and financial reporting basis of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known. In addition, Federal, state and foreign taxing authorities periodically review the Corporation’s estimates and interpretation of income tax laws. Adjustments to the effective income tax rate and recorded assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.

The pension benefit obligation and related pension income are calculated in accordance with Statement of Financial Accounting Standard (SFAS) No. 87, “Employers Accounting for Pensions”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at June 27, 2004 used a discount rate of 6.25% and an expected rate of return on plan assets of 8.75%. A 0.25% decrease in the discount rate would decrease annual pension income by approximately $1.3 million. A 0.25% decrease in the expected return on plan assets would decrease our annual pension income by approximately $2.0 million.

The Other Postretirement Benefits Obligation and related expense charge are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $16.1 million and would increase the service and interest cost by $900 thousand. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $15.0 million and decrease the service and interest cost by $900 thousand.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, and an Interpretation of ARB No. 51”. This statement addresses the consolidation by business enterprises of variable interest entities (“VIEs”), as defined by the statement. The Company has adopted the provisions of this statement, evaluated its interest in VIEs and determined it is not the primary beneficiary of any VIEs. The Company also does not believe its variable interest in any VIE is significant to its financial statements taken as a whole. As such, the adoption of this statement did not have an effect on the Company’s financial condition or results of operations.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement revises employers’ disclosure about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”, and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. It requires additional disclosures to those in the original SFAS No. 132. The adoption of this statement had no effect on the Company’s financial condition or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Briggs & Stratton is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, Briggs & Stratton uses financial instruments. Briggs & Stratton does not hold or issue financial instruments for trading purposes.

Foreign Currency

Briggs & Stratton’s earnings are affected by fluctuations in the value of the U.S. dollar against the Japanese Yen and the Euro. The Yen is used to purchase engines from Briggs & Stratton’s joint venture. Briggs & Stratton purchases components in Euros from third parties and receives Euros for certain products sold to European customers. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At June 27, 2004, Briggs & Stratton had the following forward foreign exchange contracts outstanding with the Fair Value (Gains) Losses shown (in thousands):

Hedge Currency	Notional Value	Fair Market Value	Conversion Currency	(Gain)/Loss at Fair Value
Japanese Yen	1,680,000	$15,698	U.S.	$(171)
Euro	87,000	$105,747	U.S.	$2,839
Australian Dollars	375	$261	U.S.	$14

All of the above contracts expire within twelve months.

Fluctuations in currency exchange rates may also impact the shareholders’ investment in Briggs & Stratton. Amounts invested in Briggs & Stratton’s non-U.S. subsidiaries are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Shareholders’ Investment increased $3.0 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 27, 2004 was $59.4 million.

Interest Rates

Briggs & Stratton is exposed to interest rate fluctuations on its borrowings. Depending on general economic conditions, Briggs & Stratton has typically used variable rate debt for short-term borrowings and fixed rate debt for longer-term borrowings.

On June 27, 2004, Briggs & Stratton had the following short-term loans outstanding (in thousands):

Currency	Amount	Weighted Average Interest Rate
Australian Dollars	1,000	7.01%
Euro	993	8.00%
U.S. Dollars	1,220	2.98%

These loans carry variable interest rates. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate, would increase (decrease) interest expense by $32 thousand.

Long-term loans, net of unamortized discount, consisted of the following (in thousands):

Description	Amount	Maturity
7.25% Notes	$89,403	2007
8.875% Notes	$271,159	2011

These loans carry fixed rates of interest.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JUNE 27, 2004 AND JUNE 29, 2003

(in thousands)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and Cash Equivalents	$342,394	$324,815
Receivables, Less Reserves of $1,584 and $1,780, Respectively	230,510	201,948
Inventories:
Finished Products and Parts	206,638	128,998
Work in Process	124,483	76,929
Raw Materials	6,610	3,211

Total Inventories	337,731	209,138
Deferred Income Tax Asset	47,623	48,674
Prepaid Expenses and Other Current Assets	23,735	22,572

Total Current Assets	981,993	807,147
GOODWILL	151,991	159,756
INVESTMENTS	49,259	44,175
PREPAID PENSION	81,730	74,005
DEFERRED LOAN COSTS, Net	6,325	8,314
OTHER LONG-TERM ASSETS, Net	9,313	11,012
PLANT AND EQUIPMENT:
Land and Land Improvements	16,027	15,938
Buildings	163,621	156,823
Machinery and Equipment	674,047	689,100
Construction in Progress	14,292	14,803

	867,987	876,664
Less - Accumulated Depreciation	511,445	505,880

Total Plant and Equipment, Net	356,542	370,784

	$1,637,153	$1,475,193

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JUNE 27, 2004 AND JUNE 29, 2003

(in thousands, except per share data)

	2004	2003
LIABILITIES AND SHAREHOLDERS’ INVESTMENT
CURRENT LIABILITIES:
Accounts Payable	$120,409	$134,441
Domestic Notes Payable	1,220	2,075
Foreign Loans	1,907	865
Accrued Liabilities:
Wages and Salaries	55,528	44,667
Warranty	43,148	47,590
Accrued Postretirement Health Care Obligation	22,000	17,000
Other	56,349	54,757

Total Accrued Liabilities	177,025	164,014

Total Current Liabilities	300,561	301,395
DEFERRED REVENUE ON SALE OF PLANT AND EQUIPMENT	14,929	15,163
DEFERRED INCOME TAX LIABILITY	70,454	57,917
ACCRUED PENSION COST	20,603	20,368
ACCRUED EMPLOYEE BENEFITS	14,201	13,901
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	38,248	48,065
LONG-TERM DEBT	360,562	503,397
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ INVESTMENT:
Common Stock -
Authorized 60,000 Shares $.01 Par Value, Issued 28,927 Shares	289	289
Additional Paid-in Capital	48,657	35,074
Retained Earnings	927,766	822,060
Accumulated Other Comprehensive Income (Loss)	4,028	(734)
Unearned Compensation on Restricted Stock	(1,490)	(287)
Treasury Stock at cost, 3,382 Shares in 2004 and 7,142 Shares in 2003	(161,655)	(341,415)

Total Shareholders’ Investment	817,595	514,987

	$1,637,153	$1,475,193

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Earnings

FOR THE FISCAL YEARS ENDED JUNE 27, 2004, JUNE 29, 2003 AND JUNE 30, 2002

(in thousands, except per share data)

	2004	2003	2002
NET SALES	$1,947,364	$1,657,633	$1,529,300
COST OF GOODS SOLD	1,507,492	1,329,554	1,259,336

Gross Profit on Sales	439,872	328,079	269,964
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	205,663	178,157	153,712

Income from Operations	234,209	149,922	116,252
INTEREST EXPENSE	(37,665)	(40,389)	(44,433)
OTHER INCOME, Net	8,460	9,045	8,691

Income Before Provision for Income Taxes	205,004	118,578	80,510
PROVISION FOR INCOME TAXES	68,890	37,940	27,390

NET INCOME	$136,114	$80,638	$53,120

Weighted Average Shares Outstanding	22,643	21,639	21,615
BASIC EARNINGS PER SHARE	$6.01	$3.73	$2.46

Diluted Average Shares Outstanding	25,340	24,480	24,452
DILUTED EARNINGS PER SHARE	$5.53	$3.49	$2.36

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JUNE 27, 2004, JUNE 29, 2003 AND JUNE 30, 2002

(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Compensation on Restricted Stock	Treasury Stock	Comprehensive Income
BALANCES, JULY 1, 2001	$289	$36,043	$743,230	$(6,182)	$(305)	$(350,323)
Comprehensive Income:
Net Income	—	—	53,120	—	—	—	$53,120
Foreign Currency Translation Adjustments	—	—	—	4,017	—	—	4,017
Unrealized Loss on Marketable Securities, net of tax of $(95)	—	—	—	(148)	—	—	(148)
Unrealized Loss on Derivatives	—	—	—	(4,313)	—	—	(4,313)

Total Comprehensive Income	—	—	—	—	—	—	$52,676

Cash Dividends Paid ($1.26 per share)	—	—	(27,219)	—	—	—
Exercise of Stock Options	—	(576)	—	—	—	1,877
Amortization of Unearned Compensation	—	—	—	—	106	—
Shares Issued to Directors	—	(8)	—	—	—	38

BALANCES, JUNE 30, 2002	$289	$35,459	$769,131	$(6,626)	$(199)	$(348,408)
Comprehensive Income:
Net Income	—	—	80,638	—	—	—	$80,638
Foreign Currency Translation Adjustments	—	—	—	4,454	—	—	4,454
Unrealized Gain on Marketable Securities, net of tax of $581	—	—	—	901	—	—	901
Unrealized Gain on Derivatives	—	—	—	3,100	—	—	3,100
Minimum Pension Liability Adjustment, net of tax of $(1,638)	—	—	—	(2,563)	—	—	(2,563)

Total Comprehensive Income	—	—	—	—	—	—	$86,530

Cash Dividends Paid ($1.28 per share)	—	—	(27,709)	—	—	—
Exercise of Stock Options	—	(234)	—	—	—	5,835
Restricted Stock Issued	—	(97)	—	—	(238)	335
Amortization of Unearned Compensation	—	—	—	—	150	—
Issuance of Treasury Shares	—	(44)	—	—	—	760
Shares Issued to Directors	—	(10)	—	—	—	63

BALANCES, JUNE 29, 2003	$289	$35,074	$822,060	$(734)	$(287)	$(341,415)
Comprehensive Income:
Net Income	—	—	136,114	—	—	—	$136,114
Foreign Currency Translation Adjustments	—	—	—	3,042	—	—	3,042
Unrealized Gain on Derivatives	—	—	—	487	—	—	487
Minimum Pension Liability Adjustment, net of tax of $(788)	—	—	—	1,233	—	—	1,233

Total Comprehensive Income	—	—	—	—	—	—	$140,876

Cash Dividends Paid ($1.32 per share)	—	—	(30,408)	—	—	—
Exercise of Stock Options	—	7,667	—	—	—	41,194
Restricted Stock Issued	—	322	—	—	(1,494)	1,171
Amortization of Unearned Compensation	—	—	—	—	291	—
Issuance of Treasury Shares	—	5,546	—	—	—	137,270
Shares Issued to Directors	—	48	—	—	—	125

BALANCES, JUNE 27, 2004	$289	$48,657	$927,766	$4,028	$(1,490)	$(161,655)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JUNE 27, 2004, JUNE 29, 2003 AND JUNE 30, 2002

(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$136,114	$80,638	$53,120
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	66,898	63,526	65,968
Equity in Earnings of Unconsolidated Affiliates	(7,876)	(5,224)	(6,181)
Loss on Disposition of Plant and Equipment	7,390	3,850	3,192
Provision for Deferred Income Taxes	12,800	24,278	20,286
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
Increase in Receivables	(28,588)	(5,958)	(56,684)
(Increase) Decrease in Inventories	(128,594)	(11,932)	121,713
Decrease (Increase) in Prepaid Expenses and Other Current Assets	2,017	(4,663)	(1,519)
Increase in Accounts Payable, Accrued Liabilities and Income Taxes	4,696	44,321	24,979
Increase in Prepaid Pension	(6,070)	(13,566)	(22,812)
Other, Net	(13,023)	(7,875)	(2,245)

Net Cash Provided by Operating Activities	45,764	167,395	199,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(52,962)	(40,154)	(43,928)
Proceeds Received on Disposition of Plant and Equipment	720	3,464	406
Refund of Cash Paid for Acquisition	5,686	—	—
Increase in Investment in China Joint Venture	—	3,531	—
Other, Net	4,392	6,330	5,120

Net Cash Used by Investing Activities	(42,164)	(26,829)	(38,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans and Notes Payable	187	(14,955)	(1,696)
Repayments on Long-Term Debt	(22)	—	(10,393)
Issuance Cost of Debt	(1,789)	—	—
Cash Dividends Paid	(30,408)	(27,709)	(27,219)
Proceeds from Exercise of Stock Options	45,314	5,490	1,078

Net Cash Provided by (Used by) Financing Activities	13,282	(37,174)	(38,230)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	697	5,478	4,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	17,579	108,870	127,202
CASH AND CASH EQUIVALENTS:
Beginning of Year	324,815	215,945	88,743

End of Year	$342,394	$324,815	$215,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$38,884	$39,448	$40,488

Income Taxes Paid	$53,253	$20,724	$3,222

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

FOR THE FISCAL YEARS ENDED JUNE 27, 2004, JUNE 29, 2003 AND JUNE 30, 2002

(1) Nature of Operations:

Briggs & Stratton (“the Company”) is a U.S. based producer of air cooled gasoline engines. These engines are sold worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. Additionally, through the Company’s wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC (“BSPPG”), the Company is a designer, manufacturer and marketer of portable and standby generators, pressure washers and related accessories. BSPPG’s products are sold throughout the United States, Canada and Europe.

(2) Summary of Significant Accounting Policies:

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2004, 2003 and 2002 fiscal years were 52 weeks long. All references to years relate to fiscal years rather than calendar years.

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

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 56% of total inventories at June 27, 2004 and 60% of total inventories at June 29, 2003. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. During fiscal 2003 and 2002, a reduction in inventory quantities resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years. The liquidation of these inventories reduced cost of goods sold by $0.2 million in 2003 and $2.6 million in 2002. There was no such reduction of inventory in fiscal 2004. If the FIFO inventory valuation method had been used exclusively, inventories would have been $51.4 million and $47.3 million higher in 2004 and 2003, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Goodwill: This caption represents goodwill related to the acquisition of BSPPG in fiscal 2001 (See Note 3). Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. The Company performed the required goodwill impairment test in fiscal 2004, 2003 and 2002, and found no impairment of the asset.

Investments: This caption represents the Company’s investment in its 50%-owned joint ventures and preferred stock in a privately held iron castings business. The investments in the joint ventures and the privately held business are accounted for under the equity method. In fiscal 2003, the Company determined losses on an investment in common stock of a publicly traded software company were “other than temporary”, and as a result, the Company reclassified the pretax unrealized loss of $1.8 million to earnings.

Deferred Loan Costs: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the straight-line method over periods ranging from five to ten years. Accumulated amortization related to open issues amounted to $5.9 million as of June 27, 2004 and $5.1 million as of June 29, 2003. In fiscal 2004, the Company expensed $1.7 million in capitalized costs upon conversion of the 5.00% Convertible Senior Notes.

Notes…

Other Long-Term Assets: This caption includes costs of software used in the Company’s business. Amortization of capitalized software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $8.7 million as of June 27, 2004 and $6.0 million as of June 29, 2003. In fiscal 2003, this caption also included a long-term asset associated with interest rate swaps designated as effective fair value hedges. See discussion in Note 7.

Plant and Equipment and Depreciation: Plant and equipment are stated at cost and depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the assets (20-30 years for land improvements, 20-50 years for buildings and 8-16 years for machinery and equipment).

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income from operations.

Impairment of Long-Lived Assets: Property, plant and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no adjustments to the carrying value of long-lived assets in fiscal 2004, 2003 or 2002.

Warranty: The Company recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for fiscal year 2004 and 2003 (in thousands):

	2004	2003
Balance, Beginning of Period	$47,590	$46,346
Payments	(30,761)	(30,613)
Provision for Current Year Warranties	29,150	27,605
(Credit) Provision for Prior Years Warranties	(2,831)	4,252

Balance, End of Period	$43,148	$47,590

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

Revenue Recognition: Net sales includes sales of engines, power products, and related component parts for servicing engines, net of allowances for cash discounts, customer volume rebates and discounts, and advertising allowances. In accordance with Staff Accounting Bulletin No. 101 as amended, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, except for certain international shipments, where revenue is recognized when the customer receives the product.

Notes…

The Company also offers a variety of customer rebates and sales incentives. The Company accrues for estimated rebates/incentives at the time of sale, as a reduction in net sales.

Income Taxes: The Provision for Income Taxes includes Federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax basis of assets and liabilities. The Deferred Income Tax Asset represents temporary differences relating to current assets and current liabilities, and the Deferred Income Tax Liability represents temporary differences relating to noncurrent assets and liabilities.

Retirement Plans: The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Retirement benefits represent a form of deferred compensation, which are subject to change due to changes in assumptions. Management reviews underlying assumptions on an annual basis. Refer to Note 13 of the Notes to Consolidated Financial Statements.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $25.9 million in fiscal 2004, $26.4 million in fiscal 2003 and $23.7 million in fiscal 2002.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses on the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $15.0 million in fiscal 2004, $13.2 million in fiscal 2003 and $8.3 million in fiscal 2002.

The Company reports co-op advertising expense as a reduction in net sales. Co-op advertising expense reported as a reduction in net sales totaled $12.8 million in fiscal 2004, $9.5 million in fiscal 2003 and $7.2 million in fiscal 2002.

Shipping and Handling Fees and Costs: Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue for fiscal 2004, 2003 and 2002 was $1.8 million, $1.6 million and $1.6 million, respectively. Shipping and handling costs are included in cost of goods sold.

Foreign Currency Translation: Foreign currency balance sheet accounts are translated into United States dollars at the rates of exchange in effect at fiscal year-end. Income and expenses are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment.

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

The shares outstanding used to compute diluted earnings per share for fiscal 2004, 2003 and 2002 excluded outstanding options to purchase 214,260, 1,675,790 and 1,886,640 shares of common stock, respectively, with weighted-average exercise prices of $74.53, $53.40 and $55.20, respectively. The options were excluded because their exercise prices were greater than the average market price of the common shares, and their inclusion in the computation would have been antidilutive.

Notes…

Information on earnings per share is as follows (in thousands, except per share data):

	Fiscal Year Ended
	June 27, 2004	June 29, 2003	June 30, 2002
Net Income Used in Basic Earnings Per Share	$136,114	$80,638	$53,120
Adjustment to Net Income to Add After-tax Interest Expense on Convertible Notes	4,053	4,760	4,620

Adjusted Net Income Used in Diluted Earnings Per Share	$140,167	$85,398	$57,740

Average Shares of Common Stock Outstanding	22,643	21,639	21,615
Incremental Common Shares Applicable to Common Stock Options Based on the Common Stock Average Market Price During the Period	180	—	6
Incremental Common Shares Applicable to Restricted Common Stock Based on the Common Stock Average Market Price During the Period	13	15	5
Incremental Common Shares Applicable to Convertible Notes Based on the Conversion Provisions of the Convertible Notes	2,504	2,826	2,826

Diluted Average Common Shares Outstanding	25,340	24,480	24,452

Comprehensive Income: Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, unrealized gain (loss) on marketable securities, cumulative translation adjustments, unrealized gain (loss) on derivatives and minimum pension liability adjustment in the Consolidated Statements of Shareholders’ Investment. Information on Accumulated Other Comprehensive Income (Loss) is as follows (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2001	$(753)	$(6,655)	$1,226	$—	$(6,182)
Fiscal Year Change	(148)	4,017	(4,313)	—	(444)

Balance at June 30, 2002	(901)	(2,638)	(3,087)	—	(6,626)
Fiscal Year Change	901	4,454	3,100	(2,563)	5,892

Balance at June 29, 2003	—	1,816	13	(2,563)	(734)
Fiscal Year Change	—	3,042	487	1,233	4,762

Balance at June 27, 2004	$—	$4,858	$500	$(1,330)	$4,028

Derivatives: Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value. Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than twelve months. Briggs & Stratton has used interest rate swaps designated as fair value hedges to manage its debt portfolio. These instruments generally have maturities and terms consistent with the underlying debt instrument.

Changes in the fair value of cash flow hedges are recorded on the Consolidated Statement of Earnings or as a component of Accumulated Other Comprehensive Income (Loss). The amounts included in Accumulated Other Comprehensive Income (Loss) will be reclassified into income when the forecasted transactions occur, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of fair value hedges related to interest rate swaps are recorded as an increase/decrease to long-term debt. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Statements of Earnings. See discussion in Note 12.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

Notes…

New Accounting Pronouncements: In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities, and an interpretation of ARB No. 51”. This statement addresses the consolidation by business enterprises of variable interest entities (“VIEs”), as defined by the statement. The Company has adopted the provisions of this statement, evaluated its interest in VIEs and determined it is not the primary beneficiary of any VIEs. The Company also does not believe its variable interest in any VIE is significant to the financial statements taken as a whole. As such, the adoption of this statement did not have an effect on the Company’s financial condition or results of operations.

In December 2003, the FASB revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. This statement revises employers’ disclosure about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions”, SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. It requires additional disclosures to those in the original SFAS No. 132. This statement is effective for fiscal 2004. The adoption had no effect on the Company’s financial condition or results of operations.

(3) Acquisition:

The Company acquired Generac Portable Products, Inc. on May 15, 2001. Generac Portable Products, Inc. was merged with, and into Generac Portable Products, LLC on June 30, 2002, and changed its name to Briggs & Stratton Power Products Group, LLC effective December 31, 2002. BSPPG is a designer, manufacturer and marketer of portable and standby generators, pressure washers and related accessories.

The provisions of the acquisition provided for a purchase price refund based on the final valuation of the acquired receivables and inventory. The Company received a purchase price refund of $5.7 million, which was recorded as a reduction in goodwill during fiscal 2004.

In 2004 and 2003, the Company reduced goodwill by approximately $2.1 and $1.3 million, respectively, reflecting the tax benefit associated with the amortization of acquired goodwill for tax purposes.

(4) Income Taxes:

The provision for income taxes consists of the following (in thousands):

	2004	2003	2002
Current
Federal	$46,506	$11,404	$4,950
State	8,039	291	587
Foreign	1,545	1,967	1,567

	56,090	13,662	7,104
Deferred	12,800	24,278	20,286

	$68,890	$37,940	$27,390

A reconciliation of the U.S. statutory tax rates to the effective tax rates follows:

	2004	2003	2002
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	3.0%	1.8%	2.4%
Foreign Tax Benefits	(0.9%)	(3.3%)	(1.2%)
Resolution of Prior Period Tax Matters	(2.2%)	—	—
Other	(1.3%)	(1.5%)	(2.2%)

Effective Tax Rate	33.6%	32.0%	34.0%

Notes…

The components of deferred income taxes were as follows (in thousands):

	2004	2003
Deferred Income Tax Asset:
Difference Between Book and Tax Methods Applied to
Inventory	$13,443	$13,145
Payroll Related Accruals	2,627	2,483
Warranty Reserves	16,768	18,140
Other Accrued Liabilities	16,395	15,950
Miscellaneous	(1,610)	(1,044)

	$47,623	$48,674

Deferred Income Tax Liability:
Difference Between Book and Tax Methods Applied to
Pension Cost	$(31,875)	$(28,862)
Accumulated Depreciation	(59,271)	(58,806)
Accrued Employee Benefits	12,333	11,545
Postretirement Health Care Obligation	14,917	18,745
Deferred Revenue on Sale of Plant & Equipment	5,822	5,914
Miscellaneous	(12,380)	(6,453)

	$(70,454)	$(57,917)

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $10.5 million at June 27, 2004. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be substantially less than the U.S. statutory income tax because of available foreign tax credits.

(5) Segment and Geographic Information and Significant Customers:

The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2004	2003	2002
NET SALES:
Engines	$1,617,409	$1,428,411	$1,366,977
Power Products	489,250	329,488	215,904
Eliminations	(159,295)	(100,266)	(53,581)

	$1,947,364	$1,657,633	$1,529,300

GROSS PROFIT ON SALES:
Engines	$387,582	$291,937	$250,150
Power Products	57,846	38,233	20,613
Eliminations	(5,556)	(2,091)	(799)

	$439,872	$328,079	$269,964

INCOME FROM OPERATIONS:
Engines	$209,337	$134,775	$114,859
Power Products	30,428	17,238	2,192
Eliminations	(5,556)	(2,091)	(799)

	$234,209	$149,922	$116,252

Notes…

	2004	2003	2002
ASSETS:
Engines	$1,435,016	$1,150,607	$1,087,943
Power Products	402,618	339,970	279,083
Eliminations	(200,481)	(15,384)	(10,425)

	$1,637,153	$1,475,193	$1,356,601

CAPITAL EXPENDITURES:
Engines	$47,408	$35,903	$42,086
Power Products	5,554	4,251	1,842

	$52,962	$40,154	$43,928

DEPRECIATION & AMORTIZATION:
Engines	$63,744	$60,875	$63,157
Power Products	3,154	2,651	2,811

	$66,898	$63,526	$65,968

Information regarding the Company’s geographic sales by the location in which the sale originated is as follows (in thousands):

	2004	2003	2002
United States	$1,795,128	$1,546,520	$1,437,667
All Other Countries	152,236	111,113	91,633

Total	$1,947,364	$1,657,633	$1,529,300

The Company has no material long lived assets in an individual foreign country.

In fiscal years 2004, 2003 and 2002, there were sales to three major engine customers that exceeded 40% of our business and in certain years they individually exceeded 10% of total Company net sales. The sales to these customers are summarized below (in thousands of dollars and percent of total Company net sales):

	2004 Net Sales	%	2003 Net Sales	%	2002 Net Sales	%
Customer
A	$318,705	16%	$260,253	16%	$255,155	17%
B	334,748	17%	253,066	15%	299,864	19%
C	169,002	9%	168,928	10%	165,097	11%

	$822,455	42%	$682,247	41%	$720,116	47%

(6) Leases:

The Company leases certain facilities, vehicles, and equipment under non-cancelable operating leases which expire at various dates. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2004, 2003, and 2002 was $10.2 million, $8.1 million and $8.7 million, respectively.

Future minimum lease commitments for all non-cancelable operating leases as of June 27, 2004 are as follows (in thousands):

Fiscal Year
2005	$7,552
2006	4,570
2007	2,275
2008	1,718
2009	1,076
Thereafter	1,265

$18,456

Notes…

(7) Indebtedness:

On May 28, 2004, the Company replaced its unsecured three-year $300 million revolving credit facility that would have expired in September 2004 with an unsecured five-year $275 million revolving credit facility that expires in May 2009. There were no borrowings using these credit facilities as of June 27, 2004 or June 29, 2003.

Borrowings under the credit facility by the Company bear interest at a rate per annum equal to, at its option, either:

(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 0.50% to 2.00%, depending upon the rating of the Company’s long-term debt by Standard & Poor’s Rating group, a division of McGraw-Hill Companies (S&P) and Moody’s Investors Service, Inc. (Moody’s); or

(2) the higher of (a) the federal funds rate plus 0.50% or (b) the bank’s prime rate.

In addition, the Company is subject to a 0.10% to 0.375% commitment fee and a 0.50% to 2.00% letter of credit fee, depending on the Company’s long-term credit ratings.

The following data relates to domestic notes payable (in thousands):

	2004	2003
Balance at Fiscal Year-End	$1,220	$2,075
Weighted Average Interest Rate at Fiscal Year-End	2.98%	2.86%

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $31.1 million, expire at various times through April 2005 and are renewable. Borrowings of $1.2 million at June 27, 2004 using these lines of credit are included in foreign loans. None of these arrangements had material commitment fees or compensating balance requirements.

The following information relates to foreign loans (in thousands):

	2004	2003
Balance at Fiscal Year-End	$1,907	$865
Weighted Average Interest Rate at Fiscal Year-End	7.64%	5.73%

The Long-Term Debt caption consists of the following (in thousands):

	2004	2003
5.00% Convertible Senior Notes Due 2006	$—	$140,000
7.25% Senior Notes Due 2007, Net of Unamortized Discount of $597 in 2004 and $783 in 2003	89,403	89,217
8.875% Senior Notes Due 2011, Net of Unamortized Discount of $3,841 in 2004 and $4,413 in 2003	271,159	270,587
Fair Value of Interest Rate Swaps	—	3,593

Total Long-Term Debt	$360,562	$503,397

In May 2004, the Company initiated and completed the redemption of its 5.00% Convertible Senior Notes due 2006 (“Notes”). With the exception of $22,000 principal amount of Notes which were redeemed for cash, all holders exercised their conversion rights prior to the redemption dates and were issued 2,825,363 shares of Briggs & Stratton Corporation common stock from shares held in treasury.

In April 2004, the Company terminated all outstanding interest rate swaps relating to its 8.875% Senior Notes due 2011. Prior to termination, the swaps converted $50 million of notional amounts from a fixed rate to a floating rate (LIBOR-set-in-arrears), and had a maturity of 2011. The swaps were terminated at a gain of $0.5 million.

In May 2001, the Company issued $275.0 million of 8.875% Senior Notes due March 15, 2011. No principal payments are due before the maturity date.

Notes…

The 7.25% senior notes are due September 15, 2007. In accordance with the agreement, no principal payments are due before the maturity date; however, the Company repurchased $10 million of the bonds in the fourth quarter of fiscal year 2002 after receiving unsolicited offers from bondholders.

The separate indentures provided for the 7.25% senior notes, the 8.875% senior notes and the Company’s credit facility (collectively, the Domestic Indebtedness) each include a number of financial and operating restrictions. These covenants include restrictions on the Company’s ability to: pay dividends; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate, merge, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The credit facility contains financial covenants that require the Company to maintain a minimum interest coverage ratio and net worth (for the first quarter of fiscal 2005 the Company is required to maintain a minimum net worth of $575.0 million) and impose a maximum leverage ratio. As of June 27, 2004, the Company was in compliance with these covenants.

Additionally, under the terms of the indentures governing the Domestic Indebtedness, BSPPG became a joint and several guarantor of amounts outstanding under the Domestic Indebtedness. Refer to Note 16 of the Notes to Consolidated Financial Statements for subsidiary guarantor financial information.

(8) Other Income:

The components of other income (expense) are as follows (in thousands):

	2004	2003	2002
Interest Income	$2,970	$2,500	$2,189
Equity in Earnings of Unconsolidated Affiliates	7,876	5,224	6,181
Deferred Financing Costs	(3,778)	(1,519)	(1,420)
Amortization of Intangibles	(56)	(56)	(56)
Gain on Investment in China	386	2,972	—
Other Items	1,062	(76)	1,797

Total	$8,460	$9,045	$8,691

(9) Commitments and Contingencies:

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $2.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. On June 27, 2004 and June 29, 2003 the reserve for product and general liability claims (which includes asbestos-related liabilities) was $6.3 million and $4.7 million, respectively. Because there is inherent uncertainty as to the eventual resolution of unsettled claims, no reasonable range of possible losses can be determined. Management does not anticipate that these claims, excluding the impact of insurance proceeds and reserves, will have a material adverse effect on the financial condition or results of operations of the Company.

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

The Company has no material commitments for materials or capital expenditures as of June 27, 2004.

(10) Stock Incentives:

The Company has a Stock Incentive Plan under which 5,361,935 shares of common stock have been reserved for issuance. In accordance with the plan, the Company can issue eligible employees stock options,

Notes…

stock appreciation rights, restricted stock, deferred stock, stock purchase rights and cash bonus awards. The plan also allows the Company to issue directors non-qualified stock options and directors’ fees in stock.

The Company has issued stock options to certain employees and directors in accordance with the plan, which are accounted for under Accounting Principles Board Opinion No. 25, and no compensation cost has been recognized. Had compensation cost for this plan been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2004	2003	2002
Net lncome (in thousands):
As Reported	$136,114	$80,638	$53,120
Compensation Cost	(3,528)	(3,056)	(3,626)

Pro Forma	$132,586	$77,582	$49,494

Basic Earnings Per Share:
As Reported	$6.01	$3.73	$2.46
Pro Forma	$5.86	$3.59	$2.29
Diluted Earnings Per Share:
As Reported	$5.53	$3.49	$2.36
Pro Forma	$5.40	$3.38	$2.21

The exercise prices of each stock option issued is in excess of the market value of the stock on the date of grant. The fair value of each option is estimated using the Black-Scholes option pricing model. The grant-date fair market value of the options and assumptions used to determine such value are:

Options Granted During	2004	2003	2002
Grant Date Fair Value	$19.95	$10.61	$12.53
Assumptions:
Risk-free Interest Rate	4.6%	4.3%	5.1%
Expected Volatility	33.1%	38.4%	40.3%
Expected Dividend Yield	2.3%	3.3%	3.1%
Expected Term (In Years)	10.0	7.0	7.0

Information on the options outstanding is as follows:

	Shares	Wtd. Avg. Ex. Price
Balance, July 1, 2001	1,753,841	$55.78

Granted During the Year	371,490	$49.19
Exercised During the Year	(39,597)	27.64
Expired During the Year	(199,094)	54.59

Balance, June 30, 2002	1,886,640	$55.20

Granted During the Year	205,980	$46.69
Exercised During the Year	(122,060)	44.98
Expired During the Year	(294,770)	63.71

Balance, June 29, 2003	1,675,790	$53.40

Granted During the Year	438,050	$60.88
Exercised During the Year	(861,695)	52.59
Expired During the Year	(3,000)	74.53

Balance, June 27, 2004	1,249,145	$56.53

Notes…

Grant Summary
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2000	8-4-99	8-4-02	8-31-04	$74.53	214,260
2001	8-3-00	8-3-03	8-3-07	46.22	221,805
2002	8-7-01	8-7-04	8-7-08	49.19	224,820
2003	8-13-02	8-13-05	8-13-09	46.69	174,910
2004	8-15-03	8-15-06	8-15-13	60.88	413,350

Under the Stock Incentive Plan, the Company has issued restricted stock to certain employees. During fiscal years 2004 and 2003, the Company issued 24,500 and 7,000 shares, respectively. No restricted shares were issued during fiscal year 2002. The restricted stock issued vests on the fifth anniversary date of issue provided that the recipient is still employed by the Company. The aggregate market value on the date of issue of $1.5 million in fiscal 2004 and $0.2 million in fiscal 2003 has been recorded as unearned compensation, a separate component of the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the Stock Incentive Plan the Company may also issue stock to its directors in lieu of directors fees. The Company has issued 2,625 shares, 1,317 shares and 800 shares in fiscal 2004, 2003 and 2002, respectively under this provision of the plan.

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

(12) Foreign Exchange Risk Management:

The Company enters into forward exchange contracts to hedge purchases and sales that are denominated in foreign currencies. The terms of these currency derivatives do not exceed twelve months, and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.

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

The Company has the following forward currency contracts outstanding at the end of fiscal 2004:

Hedge		In Millions				Conversion Currency	Latest Expiration Date
		Notional Value	Contract Value	Fair Market Value	(Gain)/Loss at Fair Value
Currency	Contract
Japanese Yen	Buy	1,680.0	15.5	15.7	(0.2)	U.S.	March 2005
Euro	Sell	87.0	103.0	105.8	2.8	U.S.	April 2005
Australian Dollar	Sell	0.4	0.2	0.3	0.1	U.S.	September 2004

Notes…

The Company had the following forward currency contracts outstanding at the end of fiscal 2003:

Hedge		In Millions				Conversion Currency	Latest Expiration Date
		Notional Value	Contract Value	Fair Market Value	(Gain)/Loss at Fair Value
Currency	Contract
Japanese Yen	Buy	410.0	3.5	3.4	(0.1)	U.S.	October 2003
Euro	Sell	46.0	51.0	52.4	1.4	U.S.	February 2004
Australian Dollar	Sell	1.5	0.9	1.0	0.1	U.S.	December 2003
Canadian Dollar	Sell	1.6	1.1	1.2	0.1	U.S.	November 2003

The Company reclassified approximately $1.1 million of unrealized loss into earnings during fiscal 2004 as forecasted transactions did not materialize in accordance with the hedging plan.

Notes…

(13) Employee Benefit Costs:

Retirement Plan and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated, (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Actuarial Assumptions:
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	6.25%	6.00%	6.25%	6.00%
Expected Rate of Future Compensation Level Increases	3.0-5.0%	3.0-5.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.75%	8.75%	n/a	n/a
Change in Benefit Obligations:
Actuarial Present Value of Benefit Obligations at Beginning of Year	$879,588	$747,621	$190,410	$123,465
Service Cost	13,188	11,263	1,673	1,594
Interest Cost	51,089	52,276	10,766	8,258
Plan Amendments	1,048	1,234	—	—
Plan Participant Contributions	—	—	4,018	3,464
Actuarial Loss	21,171	127,441	65,629	74,534
Benefits Paid	(63,759)	(60,247)	(29,039)	(20,905)

Actuarial Present Value of Benefit Obligation at End of Year	$902,325	$879,588	$243,457	$190,410

Change in Plan Assets:
Plan Assets at Fair Value at Beginning of Year	$851,918	$856,503	$—	$—
Actual Return on Plan Assets	126,575	54,350	—	—
Plan Participant Contributions	135	—	4,018	3,464
Employer Contributions	1,411	1,312	25,021	17,441
Benefits Paid	(63,759)	(60,247)	(29,039)	(20,905)

Plan Assets at Fair Value at End of Year	$916,280	$851,918	$—	$—

Funded Status:
Plan Assets in Excess (Less Than) of Projected Benefit Obligation	$13,955	$(27,670)	$(243,457)	$(190,410)
Remaining Unrecognized Net Obligation	74	82	182	228
Unrecognized Net Loss	22,682	56,237	169,559	112,284
Minimum Pension Liability	(3,063)	(4,522)	—	—
Unrecognized Prior Service Cost	26,179	28,210	9	41

Net Amount Recognized at End of Year	$59,827	$52,337	$(73,707)	$(77,857)

Amounts Recognized on the Balance Sheets:
Prepaid Pension	$81,730	$74,005	$—	$—
Accrued Pension Cost	(20,603)	(20,368)	—	—
Accrued Wages and Salaries	(1,300)	(1,300)	—	—
Accrued Postretirement Health Care Obligation	—	—	(38,248)	(48,065)
Accrued Liabilities	—	—	(22,000)	(17,000)
Accrued Employee Benefits	—	—	(13,459)	(12,792)

Net Amount Recognized at End of Year	$59,827	$52,337	$(73,707)	$(77,857)

Notes…

The accumulated benefit obligation for all defined benefit pension plans was $855,859 and $831,919 at June 30, 2004 and 2003, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$13,188	$11,263	$10,014	$1,673	$1,594	$1,341
Interest Cost on Projected Benefit Obligation	51,089	52,276	51,203	10,766	8,258	8,028
Expected Return on Plan Assets	(72,458)	(76,403)	(77,192)	—	—	—
Amortization of:
Transition Obligation (Asset)	8	8	(4,517)	46	46	46
Prior Service Cost	3,080	2,965	2,797	31	31	31
Actuarial Loss (Gain)	607	(2,398)	(8,328)	8,354	2,428	1,834

Net Periodic (Income) Expense	$(4,486)	$(12,289)	$(26,023)	$20,870	$12,357	$11,280

Significant assumptions used in determining net periodic benefit cost for the fiscal years ended are as follows:

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount Rate	6.0%	7.25%	7.5%	6.0%	7.25%	7.5%
Expected Return on Plan Assets	8.75%	9.0%	9.0%	n/a	n/a	n/a
Compensation Increase Rate	3.0-5.0%	4.0-5.0%	4.0-5.0%	n/a	n/a	n/a

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

The Company’s supplemental pension plan has benefit obligations in excess of plan assets. The benefit obligation, accumulated benefit obligation and fair value of plan assets were $28.4 million, $22.0 million and $0.1 million respectively for fiscal year 2004 and $26.5 million, $21.7 million and $0.1 million respectively for fiscal year 2003.

An additional pension obligation is required when the accumulated benefit obligation exceeds the sum of the fair value of plan assets and the accrued pension expense. At June 27, 2004, the Company’s additional pension obligation was $3.1 million, of which $1.3 million was included as a reduction in accumulated other comprehensive income, net of tax benefit of $0.9 million, and $0.9 million was included as an intangible asset as part of the other assets in the consolidated balance sheet. At June 29, 2003, the Company’s additional pension obligation was $4.5 million, of which $2.6 million was included as an increase in accumulated other comprehensive loss, net of tax benefit of $1.6 million, and $0.3 million was included as an intangible asset.

The postretirement benefit plans are essentially unfunded.

For measurement purposes a 10% annual rate of increase in the per capita cost of covered health care claims was assumed for the fiscal year 2004 decreasing gradually to 5% for the fiscal year 2010. The health care cost trend rate assumption has a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $16.1 million and would increase the service and interest cost by $0.9 million for the year. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $15.0 million and decrease the service and interest cost by $0.9 million for the fiscal year.

Notes…

Plan Assets

A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as letter stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. Briggs & Stratton’s pension plans weighted-average asset allocations and target allocations at June 30, 2004, and 2003, by asset category are as follows:

Asset Category	Target %	Plan Assets at Year-end
		2004	2003
Domestic bonds	24%-34%	26%	30%
High yield	3%-10%	7%	7%
Domestic equities	36%-56%	48%	45%
International equities	5%-15%	10%	9%
Alternatives	2%-10%	5%	5%
Real estate	4%-8%	4%	4%

		100%	100%

The plan’s investment strategy is based on an expectation that, over time, equity securities will provide higher total returns than debt securities. The plan primarily minimizes the risk of large losses through diversification of investments by asset class, by investing in different types of styles within the classes and by using a number of different managers. The Committee monitors the asset allocation and investment performance monthly, with a more comprehensive quarterly review with its consultant.

The plan’s expected return on assets is based on management’s and the Committee’s expectations of long-term average rates of return to be achieved by the plan’s investments. These expectations are based on the plan’s historical returns and expected returns for the asset classes in which the plan is invested.

Contributions

The Company does not expect to make any contributions to the pension plans in fiscal 2005.

Estimated Future Benefit Payments

Year Ending	Pension Benefits		Other Postretirement Benefits
	Qualified	Non-Qualified	Retiree Medical	Retiree Life	LTD
2005	$60,004,000	$1,433,000	$25,390,000	$1,271,000	$208,000
2006	58,148,000	1,451,000	27,507,000	1,291,000	149,000
2007	58,634,000	1,461,000	28,889,000	1,311,000	98,000
2008	58,550,000	1,461,000	29,121,000	1,330,000	100,000
2009	58,576,000	1,461,000	28,817,000	1,348,000	102,000
2010-2014	283,856,000	7,302,000	129,336,000	6,985,000	368,000

Defined Contribution Plans

The Company has a defined contribution retirement plan that includes most U.S. non-Wisconsin employees. Under the plan, the Company makes an annual contribution on behalf of covered employees equal to 2% of each participant’s gross income, as defined. For fiscal 2002, the net expense related to these plans was $1.6 million. Effective July 1, 2002, this plan was frozen, and no future employer contributions will be made.

Employees of the Company may participate in a salary reduction deferred compensation retirement plan. A maximum of 1-1/2% or 3% of each participant’s salary, depending upon the participant’s group, is matched by the Company. For certain employees, this Company matching contribution is discretionary. The Company contributions totaled $4.6 million in 2004, $4.3 million in 2003 and $4.1 million in 2002.

Notes…

Postemployment Benefits

The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits are substantially smaller amounts because they apply only to employees who permanently terminate employment prior to retirement. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using an interest rate of 6.25% and 6.00% for fiscal year 2004 and 2003, respectively. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.

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

Long-Term Debt: The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt -
5.00% Convertible Notes Due 2006	$—	$—	$140,000	$168,725
7.25% Notes Due 2007	$89,403	$98,683	$89,217	$91,873
8.875% Notes Due 2011	$271,159	$328,502	$270,587	$324,237

(15) Subsequent Event

On July 7, 2004 Briggs & Stratton Corporation and its subsidiary, Briggs & Stratton Power Products Group, LLC acquired Simplicity Manufacturing, Inc. for $227 million in cash plus certain transaction related expenses. Simplicity designs, manufactures and markets a wide variety of premium yard and garden tractors, lawn tractors, riding mowers, snow throwers, attachments, and other lawn and garden products like rototillers and chipper shredders. This acquisition will be accounted for using the purchase accounting provisions of SFAS No. 141 “Business Combinations”. While we have not completed our preliminary purchase price allocation, we have engaged a third party to assist in determining the fair value of the assets acquired. Simplicity has estimated net assets of approximately $75 million as of July 7, 2004.

(16) Separate Financial Information of Subsidiary Guarantors of Indebtedness

In June of 1997, Briggs & Stratton issued $100 million of 7.25% senior notes and in May 2001, the Company issued $275 million of 8.875% senior notes. In addition, Briggs & Stratton has a $275 million revolving credit facility that expires in May 2009 used to finance seasonal working capital needs.

Under the terms of Briggs & Stratton’s 8.875% senior notes, 7.25% senior notes and revolving credit agreement, (collectively, the “Domestic Indebtedness”), BSPPG became a joint and several guarantor of the Domestic Indebtedness (the “Guarantor”). The guarantee is a full and unconditional guarantee. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently all of the Domestic Indebtedness is unsecured. If Briggs & Stratton were to fail to make a payment of interest or principal on its

Notes…

due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	June 27, 2004 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$271,159	$275,000
7.25% Senior Notes, due September 15, 2007	$89,403	$90,000
Revolving Credit Facility, expiring May 2009	$—	$275,000

The following condensed supplements consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Gurantor Subsidiaries (in thousands):

BALANCE SHEET: As of June 27, 2004	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Gurantor Subsidiaries	Eliminations	Consolidated
Current Assets	$739,007	$243,300	$227,786	$(228,100)	$981,993
Investment in Subsidiary	352,207	—	—	(352,207)	—
Noncurrent Assets	471,395	175,439	8,326	—	655,160

	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

Current Liabilities	$226,627	$111,992	$180,791	$(218,849)	$300,561
Long-Term Debt	360,562	—	—	—	360,562
Other Long-Term Obligations	148,574	9,861	—	—	158,435
Shareholders’ Equity	826,846	296,886	55,321	(361,458)	817,595

	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

As of June 29, 2003
Current Assets	$617,409	$159,067	$99,311	$(68,640)	$807,147
Investment in Subsidiary	333,848	—	—	(333,848)	—
Noncurrent Assets	483,227	180,903	3,916	—	668,046

	$1,434,484	$339,970	$103,227	$(402,488)	$1,475,193

Current Liabilities	$256,476	$51,610	$53,846	$(60,537)	$301,395
Long-Term Debt	503,397	—	—	—	503,397
Other Long-Term Obligations	151,521	3,855	38	—	155,414
Shareholders' Equity	523,090	284,505	49,343	(341,951)	514,987

	$1,434,484	$339,970	$103,227	$(402,488)	$1,475,193

Notes…

STATEMENT OF EARNINGS: For the Fiscal Year Ended June 27, 2004	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,562,114	$460,122	$152,236	$(227,108)	$1,947,364
Cost of Goods Sold	1,205,950	405,720	120,253	(224,431)	1,507,492

Gross Profit	356,164	54,402	31,983	(2,677)	439,872
Engineering, Selling, General and Administrative Expenses	155,830	24,029	25,804	—	205,663

Income from Operations	200,334	30,373	6,179	(2,677)	234,209
Interest Expense	(37,236)	(2)	(84)	(343)	(37,665)
Other (Expense) Income, Net	28,787	(55)	983	(21,255)	8,460

Income Before Provision for Income Taxes	191,885	30,316	7,078	(24,275)	205,004
Provision for Income Taxes	64,473	11,574	1,545	(8,702)	68,890

Net Income	$127,412	$18,742	$5,533	$(15,573)	$136,114

For the Fiscal Year Ended June 29, 2003
Net Sales	$1,369,785	$319,000	$116,875	$(148,027)	$1,657,633
Cost of Goods Sold	1,107,515	279,436	88,158	(145,555)	1,329,554

Gross Profit	262,270	39,564	28,717	(2,472)	328,079
Engineering, Selling, General and Administrative Expenses	141,497	20,776	15,884	—	178,157

Income from Operations	120,773	18,788	12,833	(2,472)	149,922
Interest Expense	(39,912)	(10)	(644)	177	(40,389)
Other (Expense) Income, Net	28,177	(346)	(8,941)	(9,845)	9,045

Income Before Provision for Income Taxes	109,038	18,432	3,248	(12,140)	118,578
Provision for Income Taxes	34,892	6,328	2,856	(6,136)	37,940

Net Income	$74,146	$12,104	$392	$(6,004)	$80,638

For the Fiscal Year Ended June 30, 2002
Net Sales	$1,334,921	$216,243	$80,976	$(102,840)	$1,529,300
Cost of Goods Sold	1,104,862	195,630	62,340	(103,496)	1,259,336

Gross Profit	230,059	20,613	18,636	656	269,964
Engineering, Selling, General and Administrative Expenses	123,165	18,421	12,126	—	153,712

Income from Operations	106,894	2,192	6,510	656	116,252
Interest Expense	(43,600)	(50)	(889)	106	(44,433)
Other Income, Net	14,800	8	13,521	(19,638)	8,691

Income Before Provision for Income Taxes	78,094	2,150	19,142	(18,876)	80,510
Provision for Income Taxes	26,552	761	1,567	(1,490)	27,390

Net Income	$51,542	$1,389	$17,575	$(17,386)	$53,120

Notes…

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 27, 2004	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$127,412	$18,742	$5,533	$(15,573)	$136,114
Adjustments to Reconcile Net Income to Net Cash Provided by (Used by) Operating Activities:
Depreciation and Amortization	62,995	3,154	749	—	66,898
Equity in Earnings of Unconsolidated Affiliates	(17,274)	—	(500)	9,898	(7,876)
Loss on Disposition of Plant and Equipment	6,252	163	975	—	7,390
Provision for Deferred Income Taxes	5,604	7,196	—	—	12,800
Changes in Operating Assets and Liabilities:
Increase in Receivables	(34,485)	(10,492)	(132,053)	148,442	(28,588)
Increase in Inventories	(61,003)	(63,860)	(5,475)	1,744	(128,594)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(76)	645	1,448	—	2,017
Increase in Accounts Payable, Accrued Liabilities and Income Taxes	24,386	2,144	108,539	(130,373)	4,696
Increase in Prepaid Pension	(6,022)	(10)	(38)	—	(6,070)
Other, Net	(15,086)	(160)	2,223	—	(13,023)

Net Cash Provided by (Used by) Operating Activities	92,703	(42,478)	(18,599)	14,138	45,764

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(43,526)	(5,518)	(3,918)	—	(52,962)
Proceeds Received on Disposition of Plant and Equipment	659	61	—	—	720
Refund of Cash Paid for Acquisition	5,686	—	—	—	5,686
Other, Net	4,617	—	(225)	—	4,392

Net Cash Used by Investing Activities	(32,564)	(5,457)	(4,143)	—	(42,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	(50,550)	51,042	17,740	(18,067)	165
Issuance Cost of Debt	(1,789)	—	—	—	(1,789)
Cash Dividends Paid	(30,408)	—	(3,929)	3,929	(30,408)
Proceeds from Exercise of Stock Options	45,314	—	—	—	45,314

Net Cash (Used by) Provided by Financing Activities	(37,433)	51,042	13,811	(14,138)	13,282

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(675)	1,372	—	697

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,706	2,432	(7,559)	—	17,579
Cash and Cash Equivalents, Beginning of Year	304,103	1,575	19,137	—	324,815

Cash and Cash Equivalents, End of Year	$326,809	$4,007	$11,578	$—	$342,394

Notes…

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 29, 2003	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$74,146	$12,104	$392	$(6,004)	$80,638
Adjustments to Reconcile Net Income to Net Cash Provided by (Used by) Operating Activities:
Depreciation and Amortization	60,268	2,651	607	—	63,526
Equity in (Earnings) Loss of Unconsolidated Affiliates	(9,054)	—	177	3,653	(5,224)
Loss (Gain) on Disposition of Plant and Equipment	4,900	(1,005)	(45)	—	3,850
Provision for Deferred Income Taxes	17,569	6,709	—	—	24,278
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	(1,122)	(29,141)	449	23,856	(5,958)
Decrease (Increase) in Inventories	9,542	(14,217)	(9,608)	2,351	(11,932)
Increase in Prepaid Expenses and Other Current Assets	(2,098)	(807)	(1,758)	—	(4,663)
Increase in Accounts Payable,
Accrued Liabilities and Income Taxes	21,130	12,331	34,716	(23,856)	44,321
(Increase) Decrease in Prepaid Pension	(13,609)	43	—	—	(13,566)
Other, Net	(5,700)	42	(2,217)	—	(7,875)

Net Cash Provided by (Used by) Operating Activities	155,972	(11,290)	22,713	—	167,395

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(34,855)	(4,251)	(1,048)	—	(40,154)
Proceeds Received on Disposition of Plant and Equipment	255	3,135	74	—	3,464
Other, Net	6,080	—	3,781	—	9,861

Net Cash (Used by) Provided by Investing Activities	(28,520)	(1,116)	2,807	—	(26,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	(12,741)	12,191	(14,405)	—	(14,955)
Cash Dividends Paid	(27,709)	—	—	—	(27,709)
Proceeds from Exercise of Stock Options	5,490	—	—	—	5,490

Net Cash (Used by) Provided by Financing Activities	(34,960)	12,191	(14,405)	—	(37,174)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	835	4,643	—	5,478

NET INCREASE IN CASH AND CASH EQUIVALENTS	92,492	620	15,758	—	108,870
Cash and Cash Equivalents, Beginning of Year	211,611	955	3,379	—	215,945

Cash and Cash Equivalents, End of Year	$304,103	$1,575	$19,137	$—	$324,815

Notes…

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 30, 2002	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$51,542	$1,389	$17,575	$(17,386)	$53,120
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	62,590	2,812	566	—	65,968
Equity in (Earnings) Loss of Unconsolidated Affiliates	(21,645)	—	189	15,275	(6,181)
Loss (Gain) on Disposition of Plant and Equipment	3,593	(387)	(14)	—	3,192
Provision for Deferred Income Taxes	12,103	8,183	—	—	20,286
Change in Operating Assets and Liabilities:
Increase in Receivables	(44,710)	(1,341)	(15,945)	5,312	(56,684)
Decrease (Increase) in Inventories	126,271	(2,352)	(1,549)	(657)	121,713
Increase in Prepaid Expenses and Other Current Assets	(1,286)	(122)	(111)	—	(1,519)
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	31,650	(2,976)	1,617	(5,312)	24,979
(Increase) Decrease in Prepaid Pension	(23,101)	289	—	—	(22,812)
Other, Net	(1,494)	(751)	—	—	(2,245)

Net Cash Provided by Operating Activities	195,513	4,744	2,328	(2,768)	199,817

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(41,048)	(1,824)	(1,056)	—	(43,928)
Proceeds Received on Disposition of Plant and Equipment	362	9	35	—	406
Other, Net	5,120	—	—	—	5,120

Net Cash Used by Investing Activities	(35,566)	(1,815)	(1,021)	—	(38,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans and Notes Payable	3,022	(3,697)	(1,021)	—	(1,696)
Repayments on Long-Term Debt	(10,393)	—	—	—	(10,393)
Cash Dividends Paid	(27,219)	—	(2,768)	2,768	(27,219)
Proceeds from Exercise of Stock Options	1,078	—	—	—	1,078

Net Cash Used by Financing Activities	(33,512)	(3,697)	(3,789)	2,768	(38,230)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(106)	1,040	3,083	—	4,017

NET INCREASE IN CASH AND CASH EQUIVALENTS	126,329	272	601	—	127,202
Cash and Cash Equivalents, Beginning of Year	85,282	683	2,778	—	88,743

Cash and Cash Equivalents, End of Year	$211,611	$955	$3,379	$—	$215,945

Report of Independent Registered Public Accounting Firm

To the Shareholders of Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries as of June 27, 2004 and June 29, 2003, and the related consolidated statements of earnings, shareholders’ investment and cash flows for each of the three years in the period ended June 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of June 27, 2004 and June 29, 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2004, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Milwaukee, Wisconsin

July 22, 2004

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands			Per Share of Common Stock
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)	Net Income (Loss)		Dividends Declared	Market Price Range on New York Stock Exchange
							High	Low
Fiscal 2004
September	$331,395	$60,195	$4,016	$.18		$.33	$60.86	$49.35
December	415,984	90,846	20,635	.87		.33	68.64	58.76
March	654,681	167,767	71,268	2.88		.33	70.55	63.36
June	545,304	121,064	40,195	1.61		.33	88.44	66.59

Total	$1,947,364	$439,872	$136,114	$5.53	(1)	$1.32

Fiscal 2003
September	$236,496	$35,793	$(7,027)	$(.32)		$.32	$40.24	$30.75
December	352,562	67,640	11,744	.53		.32	43.36	32.12
March	560,431	116,220	42,975	1.81		.32	44.40	36.94
June	508,144	108,426	32,946	1.39		.32	51.50	38.06

Total	$1,657,633	$328,079	$80,638	$3.49	(1)	$1.28

The number of record holders of Briggs & Stratton Corporation Common Stock on August 25, 2004 was 4,160.

Net Income per share of Common Stock represents Diluted Earnings per Share.

(1)	Refer to Note 2 to Consolidated Financial Statements, for information about Diluted Earnings per Share. Amounts do not total because of differing numbers of shares outstanding at the end of each quarter.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Briggs & Stratton changed independent accountants in August 2004 from Deloitte & Touche LLP to PricewaterhouseCoopers LLP. Information regarding the change in independent accountants was reported in Briggs & Stratton’s Current Report on Amended Form 8-K dated August 4, 2004. There were no disagreements or any reportable events subject to Item 304(b) requiring disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b)	Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Briggs & Stratton has no information to report pursuant to Item 9B.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)	Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, under the caption “Election of Directors”, and is incorporated herein by reference.

(c)	Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, under the caption “Security Ownership of Management – Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)	Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, under the caption “Corporate Governance- Audit Committee”, and is incorporated herein by reference.

(e)	Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, under the caption “Corporate Governance- Audit Committee”, and is incorporated herein by reference.

(f)	Code of Ethics. Briggs & Stratton has adopted a written code of ethics, referred to as the Briggs & Stratton Business Integrity Manual applicable to all directors, officers and employees, which includes provisions related to accounting and financial matters applicable to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. The Briggs & Stratton Business Integrity Manual is available on the Company’s corporate website at www.briggsandstratton.com. If the Company makes any substantive amendment to, or grants any waiver of, the code of ethics for any director or officer, Briggs & Stratton will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, concerning this item, in the subsection titled “Director Compensation” under the caption “Election of Directors” and the “Executive Compensation” section, is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Briggs & Stratton has no relationships or related transactions to report pursuant to Item 13.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2004 Annual Meeting of Shareholders, under the caption “Audit Committee Report,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements

The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, June 27, 2004 and June 29, 2003	18

For the Fiscal Years Ended June 27, 2004, June 29, 2003 and June 30, 2002:
Consolidated Statements of Earnings	20
Consolidated Statements of Shareholders’ Investment	21
Consolidated Statements of Cash Flows	22
Notes to Consolidated Financial Statements	23

Report of Independent Registered Public Accounting Firm	44

2. Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts	48
Report of Independent Registered Public Accounting Firm	48

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JUNE 27, 2004, JUNE 29, 2003 AND JUNE 30, 2002

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Other	Balance End of Year
2004	$1,780,000	1,899,000	(2,095,000)	—	$1,584,000
2003	$1,703,000	129,000	(52,000)	—	$1,780,000
2002	$1,599,000	(1,222,000)	1,326,000	—	$1,703,000

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Briggs & Stratton Corporation:

We have audited the consolidated financial statements of Briggs & Stratton Corporation and subsidiaries as of June 27, 2004 and June 29, 2003, and for each of the three years in the period ended June 27, 2004, and have issued our report thereon dated July 22, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Briggs & Stratton Corporation for the years ended June 27, 2004, June 29, 2003 and June 30, 2002, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Milwaukee, Wisconsin

July 22, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ James E. Brenn
September 9, 2004		James E. Brenn Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ John S. Shiely	/s/ Michael E. Batten
John S. Shiely Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	Michael E. Batten Director

/s/ James E. Brenn	/s/ David L. Burner
James E. Brenn Senior Vice President and Chief Financial Officer (Principal Financial Officer)	David L. Burner Director

/s/ Ricky T. Dillon	/s/ Mary K. Bush
Ricky T. Dillon Controller (Principal Accounting Officer)	Mary K. Bush Director

/s/ William F. Achtmeyer	/s/ Robert J. O’Toole
William F. Achtmeyer Director	Robert J. O’Toole Director

/s/ Jay H. Baker	/s/ Charles I. Story
Jay H. Baker Director	Charles I. Story Director

/s/ Brian C. Walker
Brian C. Walker Director

* Each signature affixed as of September 9, 2004.

BRIGGS & STRATTON CORPORATION

(Commission File No. 1-1370)

EXHIBIT INDEX

2004 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Document Description

3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.2	Bylaws, as amended and restated June 14, 2001.
(Filed as Exhibit 99 to the Company's Report on Form 8-K dated June 14, 2001 and incorporated by reference herein.)

3.2 (a)	Amendment to Bylaws Adopted by Resolution of the Board of Directors on April 21, 2004.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended March 28, 2004 and incorporated by reference herein.)

4.0	Rights Agreement dated as of August 7, 1996, between Briggs & Stratton Corporation and Firstar Trust Company which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B.
(Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A dated as of August 7, 1996 and incorporated by reference herein.)

4.0 (a)	First Amendment to the Rights Agreement.
(Filed as Exhibit 4 to the Company’s Report on Form 10-Q for the quarter ended December 29, 2002 and incorporated by reference herein.)

4.1	Indenture dated as of June 4, 1997 between Briggs & Stratton Corporation and Bank One, N.A., as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

4.2	Form of 7-1/4% Note due September 15, 2007 of Briggs & Stratton Corporation issued pursuant to the Indenture dated as of June 4, 1997 between Briggs & Stratton Corporation and Bank One, N.A., as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

4.3	Resolutions of the Board of Directors of Briggs & Stratton Corporation authorizing the public offering of debt securities of Briggs & Stratton Corporation in an aggregate principal amount of up to $175,000,000.
(Filed as Exhibit 4.3 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

4.4	Actions of the Authorized Officers of Briggs & Stratton Corporation authorizing the issuance of $100,000,000 aggregate principal amount of 7-1/4% Notes due September 15, 2007.
(Filed as Exhibit 4.4 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

4.5	Officers’ Certificate and Company Order of Briggs & Stratton Corporation executed in conjunction with the issuance of $100,000,000 aggregate principal amount of 7-1/4% Notes due September 15, 2007.
(Filed as Exhibit 4.5 to the Company’s Report on Form 8-K dated May 30, 1997 and incorporated by reference herein.)

Exhibit Number	Document Description

4.6	Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation, the Guarantors listed on Schedule I thereto and Bank One, N.A., as Trustee, providing for 8.875% Senior Notes due March 15, 2011 (including form of Note, form of Notation of Guarantee and other exhibits).
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

4.8	First Supplemental Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation and Bank One, N.A., as Trustee under the Indenture dated as of June 4, 1997.
(Filed as Exhibit 4.12 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

4.9	Form of Indenture Supplement to Add a Subsidiary Guarantor dated as of May 15, 2001 among each Subsidiary Guarantor (Generac Portable Products, Inc., GPPD, Inc., GPPW, Inc. and Generac Portable Products, LLC), Briggs & Stratton Corporation, and Bank One, N.A., as Trustee.
(Filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-3 filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

10.0*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended March 29, 1998 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

10.1 (a)*	Amendment to Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.1 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed herewith.)

10.3*	Form of Change of Control Employment Agreements.
(Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.3 (a)*	Amendment to Change in Control Employment Agreements.
(Filed herewith.)

10.4 (a)*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

Exhibit Number	Document Description

10.4 (b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.5 (a)*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5 (c)*	Amendment to Stock Incentive Plan.
(Filed herewith.)

10.6*	Amended and Restated Premium Option and Restricted Stock Program.
(Filed herewith.)

10.6 (a)*	Form of Stock Option Agreement under the Premium Option and Restricted Stock Program.
(Filed herewith.)

10.6 (b)*	Form of Restricted Stock Award Agreement under the Premium Option and Restricted Stock Program.
(Filed herewith.)

10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed herewith.)

10.12*	Amended and Restated Director’s Premium Option and Stock Grant Program.
(Filed herewith.)

10.12 (a)*	Form of Director’s Stock Option Agreement under the Director's Premium Option and Stock Grant Program.
(Filed herewith.)

10.14*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14 (a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14 (b)*	Amendment to Executive Life Insurance Plan.
(Filed herewith.)

10.15 (a)*	Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.15 (b)*	Amendment to Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated by reference herein.)

10.15 (c)*	Amendment to Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

Exhibit Number	Document Description

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed herewith.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.