Form 10-Q
period 2004-09-26
BRIGGS & STRATTON CORP
filed 2004-11-04
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. (Outstanding shares adjusted for effect of 2-for-1 stock split effective October 29, 2004.)

Class	Outstanding at November 1, 2004
COMMON STOCK, par value $0.01 per share	51,532,806 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	September 26, 2004	June 27, 2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$28,857	$342,394
Accounts receivable, net	270,125	230,510
Inventories -
Finished products and parts	283,921	206,638
Work in process	164,501	124,483
Raw materials	8,526	6,610

Total inventories	456,948	337,731
Deferred income tax asset	57,506	47,623
Prepaid expenses and other current assets	24,958	23,735

Total current assets	838,394	981,993

OTHER ASSETS:
Goodwill	252,520	151,991
Investments	45,299	49,259
Prepaid pension	82,488	81,730
Deferred loan costs, net	6,049	6,325
Other intangible assets, net	93,546	217
Other long-term assets, net	10,185	9,096

Total other assets	490,087	298,618

PLANT AND EQUIPMENT:
Cost	944,800	867,987
Less - accumulated depreciation	524,931	511,445

Total plant and equipment, net	419,869	356,542

	$1,748,350	$1,637,153

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 26, 2004	June 27, 2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$145,426	$120,409
Accrued liabilities	171,823	177,025
Dividends payable	8,708	—
Short-term debt	3,004	3,127

Total current liabilities	328,961	300,561

OTHER LIABILITIES:
Long-term debt	360,752	360,562
Deferred income tax liability	105,289	70,454
Accrued pension cost	21,282	20,603
Accrued employee benefits	14,363	14,201
Accrued postretirement health care obligation	76,641	38,248
Other long-term liabilities	15,372	14,929

Total other liabilities	593,699	518,997

SHAREHOLDERS’ INVESTMENT:
Common stock - Authorized 120,000* and 60,000 shares, $.01 par value, issued 57,854* and 28,927 shares, respectively	579	289
Additional paid-in capital	54,541	48,657
Retained earnings	917,584	927,766
Accumulated other comprehensive loss	4,037	4,028
Unearned compensation on restricted stock	(1,874)	(1,490)
Treasury stock at cost, 6,239* and 3,382 shares, respectively	(149,177)	(161,655)

Total shareholders’ investment	825,690	817,595

	$1,748,350	$1,637,153

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 26, 2004	September 28, 2003
NET SALES	$438,995	$331,395
COST OF GOODS SOLD	368,177	271,200

Gross profit on sales	70,818	60,195
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	67,960	45,900

Income from operations	2,858	14,295
INTEREST EXPENSE	(8,119)	(9,832)
OTHER INCOME, net	2,933	1,443

Income (Loss) before provision (credit) for income taxes	(2,328)	5,906
PROVISION (CREDIT) FOR INCOME TAXES	(840)	1,890

NET INCOME (LOSS)	$(1,488)	$4,016

EARNINGS PER SHARE DATA* -
Average shares outstanding	51,191	43,942

Basic earnings (loss) per share	$(0.03)	$0.09

Diluted average shares outstanding	51,191	44,209

Diluted earnings (loss) per share	$(0.03)	$0.09

CASH DIVIDENDS PER SHARE*	$0.170	$0.165

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004

The accompanying notes are an integral part of these statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 26, 2004	September 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,488)	$4,016
Adjustments to reconcile net income (loss) to net cash used in operating activities -
Depreciation and amortization	17,886	15,846
Earnings of unconsolidated affiliates	(2,772)	(1,022)
Loss on disposition of plant and equipment	716	651
Provision for deferred income taxes	(13,377)	(2,292)
Change in operating assets and liabilities -
Increase in accounts receivable	(15,192)	(24,195)
Increase in inventories	(58,546)	(55,107)
Decrease in prepaid expenses and other current assets	755	3,278
Decrease in accounts payable and accrued liabilities	(28,405)	(35,839)
Change in pension obligation, net	(347)	(1,092)
Other, net	(1,472)	(1,383)

Net cash used in operating activities	(102,242)	(97,139)

CASH FLOW S FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(17,438)	(11,564)
Proceeds received on disposition of plant and equipment	56	113
Proceeds received on sale of certain assets of Briggs & Stratton Canada	4,050	—
Cash paid for acquisition, net of cash acquired	(222,548)	—
Dividends received	6,500	—
Refund of cash paid for acquisition	—	5,686

Net cash used in investing activities	(229,380)	(5,765)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayments on loans and notes payable	(123)	(865)
Proceeds from exercise of stock options	17,648	16,803

Net cash provided by financing activities	17,525	15,938

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	560	707

NET DECREASE IN CASH AND CASH EQUIVALENTS	(313,537)	(86,259)
CASH AND CASH EQUIVALENTS, beginning	342,394	324,815

CASH AND CASH EQUIVALENTS, ending	$28,857	$238,556

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,604	$14,977

Income taxes paid	$1,652	$681

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

Common Stock

On August 4, 2004, Briggs & Stratton’s board approved a two-for-one stock split of its common stock, which became effective on October 29, 2004 upon shareholder approval of the amendment to the Briggs & Stratton Articles of Incorporation. The stock split is payable on November 9, 2004 to shareholders of record on October 29, 2004. The split will be in the form of a stock dividend, with shareholders receiving an additional share for each share currently held. All references in the Consolidated Condensed Financial Statements to the number of common shares and related per share amounts have been restated to reflect the stock split.

Accounts Receivable

Accounts Receivable includes $40 million from a major original equipment manufacturer which we believe may not be fully collectible. Accordingly, we have recorded an additional allowance for doubtful accounts of $10 million for this receivable. Based on information available to date, we believe a $10 million reserve is sufficient to cover our estimate of the potential loss on this account.

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

Shares outstanding used to compute diluted earnings per share for the period ended September 26, 2004 excluded 85,000 shares of restricted stock and outstanding options to purchase 2,540,176 shares of common stock. For the quarter ended September 28, 2003, 5,651,688 shares related to convertible debentures and outstanding options to purchase 1,212,055 shares of common stock were excluded. The impact of such common stock equivalents and their effects on income were excluded from the calculation of net income (loss) per share on a diluted basis as their effect is anti-dilutive.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands):

	Three Months Ended
	September 26, 2004	September 28, 2003
Net income (loss)	$(1,488)	$4,016

Average shares of common stock outstanding*	51,191	43,942
Incremental common shares applicable to common stock options based on the common stock average market price during the period*	—	240
Incremental common shares applicable to restricted common stock based on the common stock average market price during the period*	—	27

Diluted average shares of common stock outstanding*	51,191	44,209

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004

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

	Three Months Ended
	September 26, 2004	September 28, 2003
Net income (loss)	$(1,488)	$4,016
Cumulative translation adjustments	414	672
Unrealized loss on derivative instruments	(405)	(974)

Total comprehensive income (loss)	$(1,479)	$3,714

The components of Accumulated Other Comprehensive Income are as follows (in thousands):

	September 26, 2004	June 27, 2004
Cumulative translation adjustments	$5,272	$4,858
Unrealized gain on derivative instruments	95	500
Minimum pension liability adjustment	(1,330)	(1,330)

Accumulated other comprehensive income	$4,037	$4,028

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Derivatives

Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value. Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures. These instruments generally do not have a maturity of more than twelve months. Briggs & Stratton has used interest rate swaps designated as fair value hedges to manage its debt portfolio. These instruments generally have maturities and terms consistent with the underlying debt instrument. In April 2004, all interest rate swaps were terminated.

Changes in the fair value of cash flow hedges are recorded on the Consolidated Condensed Statements of Income or as a component of Accumulated Other Comprehensive Income (Loss). The amounts included in Accumulated Other Comprehensive Income (Loss) will be reclassified into income when the forecasted transactions occur, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of fair value hedges related to interest rate swaps were recorded as an increase/decrease to long-term debt. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

Segment and Geographic Information

Briggs & Stratton operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended
	September 26, 2004	September 28, 2003
NET SALES:
Engines	$254,112	$235,687
Power Products	222,299	124,761
Inter-Segment Eliminations	(37,416)	(29,053)

Total*	$438,995	$331,395

* International Sales (included in above)
Engines	$78,497	$51,276
Power Products	3,361	3,528

Total	$81,858	$54,804

GROSS PROFIT ON SALES:
Engines	$44,245	$42,897
Power Products	24,198	15,679
Inter-Segment Eliminations	2,375	1,619

Total	$70,818	$60,195

INCOME (LOSS) FROM OPERATIONS:
Engines	$(4,676)	$3,999
Power Products	5,159	8,677
Inter-Segment Eliminations	2,375	1,619

Total	$2,858	$14,295

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Beginning Balance, June 27, 2004	$43,148
Balance Related to Acquisition	8,773
Payments	(9,015)
Provision for Current Year Warranties	8,167
Adjustments to Prior Years Warranties	(1,235)

Ending Balance, September 26, 2004	$49,838

Stock Options

Briggs & Stratton has an Incentive Compensation Plan that is accounted for under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Under the plan, no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended
	September 26, 2004	September 28, 2003
Net Income (Loss) As Reported:	$(1,488)	$4,016
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	1,105	796

Pro Forma Net Income (Loss)	$(2,593)	$3,220

Basic Earnings (Loss) Per Share*:
As Reported	$(0.03)	$0.09
Pro Forma	$(0.05)	$0.07
Diluted Earnings (Loss) Per Share*:
As Reported	$(0.03)	$0.09
Pro Forma	$(0.05)	$0.06

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned	$3,470	$3,517	$763	$543
Interest Cost on Projected Benefit Obligation	13,720	12,712	4,179	2,719
Expected Return on Plan Assets	(18,061)	(18,049)	—	—
Amortization of:
Transition Obligation	—	2	11	—
Prior Service Cost	785	741	8	8
Actuarial Loss	143	144	3,390	2,124

Net Periodic (Income) Expense	$57	$(933)	$8,351	$5,394

Employer Contributions:

Briggs & Stratton does not expect to make any contributions to the pension plans in fiscal 2005.

Estimated Benefit Payments:

Briggs & Stratton expects to make benefit payments of approximately $1.6 million for its non-qualified pension plan during fiscal 2005. As of September 26, 2004, Briggs & Stratton had made payments of approximately $0.4 million. Briggs & Stratton anticipates benefit payments of approximately $28.9 million for its other postretirement benefit plans during fiscal 2005. As of September 26, 2004, Briggs & Stratton had made payments of approximately $7.1 million.

Acquisition

On July 7, 2004, Briggs & Stratton and its subsidiary, Briggs & Stratton Power Products Group, LLC (“BSPPG”) acquired Simplicity Manufacturing, Inc. (“Simplicity”). Simplicity designs, manufactures and markets a wide variety of premium yard and garden tractors, lawn tractors, riding mowers, snow throwers, attachments, and other lawn and garden products like rototillers and chipper shredders. The purchase price included $240.4 million of cash, a $10.0 million liability for future tax benefits subject to adjustment based on the actual tax benefits received and $130.1 million of liabilities assumed. The cash paid included $17.8 million of cash acquired and $9.3 million of direct acquisition costs.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon their estimated fair values, with the excess purchase price recorded as goodwill. Final adjustments to the purchase price allocation, which will include the resolution of certain tax matters, are not expected to be material to the consolidated financial statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Assets Acquired:
Current assets	$122,294
Property, plant and equipment	62,960
Goodwill	100,529
Other intangible assets	93,830
Other noncurrent assets	866

Total assets acquired	380,479

Liabilities Assumed:
Current liabilities	47,916
Deferred tax liabilities	44,998
Post retirement benefits	36,665
Other noncurrent liabilities	502

Total liabilities assumed	130,081

Net assets acquired	$250,398

Other intangible assets are comprised of trademarks, patents and customer relationships. Patents have been assigned an estimated weighted average useful life of thirteen years. The customer relationships have been assigned an estimated useful life of twenty-five years. The patents and customer relationships are being amortized on a straight-line basis. The trademarks and goodwill, which are considered to have an indefinite life and will not be amortized, will be tested annually for impairment.

The following table summarizes pro forma results for the three months ended September 28, 2003 as though the business combination had been completed at the beginning of the earliest comparable period (in thousands, except per share data):

Three Months Ended
September 28, 2003
Net Sales	$397,649
Net Income	$4,922
Basic loss per share	$0.11
Diluted loss per share	$0.11

The three month pro forma results outlined above have been adjusted to exclude $14.6 million of purchase accounting adjustments recorded by Simplicity related to its fiscal 2003 acquisition of Snapper Products Inc. and include $4.9 million of purchase accounting adjustments related to Briggs & Stratton’s fiscal 2005 acquisition of Simplicity. The information has been prepared for comparative purposes only and does not purport to be indicative of the results of operations which actually would have occurred had the acquisition taken place on the date indicated or which may result in the future.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Financial Information of Subsidiary Guarantor of Indebtedness

In June 1997, Briggs & Stratton issued $100 million of 7.25% senior notes and in May 2001, Briggs & Stratton issued $275 million of 8.875% senior notes. In addition, Briggs & Stratton has a $275 million revolving credit facility that expires in May 2009 that is used to finance seasonal working capital needs.

Under the terms of Briggs & Stratton’s 8.875% senior notes, 7.25% senior notes and the revolving credit agreement (collectively, the “Domestic Indebtedness”), BSPPG and effective July 7, 2004, its wholly owned subsidiary, Simplicity Manufacturing Inc., are joint and several guarantors of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If Briggs & Stratton were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	September 26, 2004 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$271,303	$275,000
7.25% Senior Notes, due September 15, 2007	$89,449	$90,000
Revolving Credit Facility, expiring May 2009	$—	$275,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of September 26, 2004

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$541,180	$306,638	$285,385	$(294,809)	$838,394
Investment in Subsidiaries	598,364	—	—	(598,364)	—
Non-Current Assets	466,617	433,342	9,997	—	909,956

	$1,606,161	$739,980	$295,382	$(893,173)	$1,748,350

Current Liabilities	$265,974	$114,535	$235,377	$(286,925)	$328,961
Long-Term Debt	360,752	—	—	—	360,752
Other Long-Term Obligations	145,861	86,815	271	—	232,947
Shareholders’ Investment	833,574	538,630	59,734	(606,248)	825,690

	$1,606,161	$739,980	$295,382	$(893,173)	$1,748,350

BALANCE SHEET

As of June 27, 2004

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$739,007	$243,300	$227,786	$(228,100)	$981,993
Investment in Subsidiaries	352,207	—	—	(352,207)	—
Non-Current Assets	471,395	175,439	8,326	—	655,160

	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

Current Liabilities	$226,627	$111,992	$180,791	$(218,849)	$300,561
Long-Term Debt	360,562	—	—	—	360,562
Other Long-Term Obligations	148,574	9,861	—	—	158,435
Shareholders’ Investment	826,846	296,886	55,321	(361,458)	817,595

	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended September 26, 2004

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$242,165	$235,175	$37,459	$(75,804)	$438,995
Cost of Goods Sold	205,218	210,932	29,064	(77,037)	368,177

Gross Profit	36,947	24,243	8,395	1,233	70,818
Engineering, Selling, General and Administrative Expenses	42,184	18,890	6,886	—	67,960

Income (Loss) from Operations	(5,237)	5,353	1,509	1,233	2,858
Interest Expense	(7,575)	(28)	(41)	(475)	(8,119)
Other Income (Expense), Net	8,303	(388)	(82)	(4,900)	2,933

Income (Loss) Before Income Taxes	(4,509)	4,937	1,386	(4,142)	(2,328)
Provision (Credit) for Income Taxes	(1,623)	1,906	275	(1,398)	(840)

Net Income (Loss)	$(2,886)	$3,031	$1,111	$(2,744)	$(1,488)

STATEMENT OF INCOME

For the Three Months Ended September 28, 2003

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$223,314	$117,327	$30,728	$(39,974)	$331,395
Cost of Goods Sold	186,319	102,187	23,895	(41,201)	271,200

Gross Profit	36,995	15,140	6,833	1,227	60,195
Engineering, Selling, General and Administrative Expenses	34,459	5,867	5,574	—	45,900

Income (Loss) from Operations	2,536	9,273	1,259	1,227	14,295
Interest Expense	(9,775)	—	(19)	(38)	(9,832)
Other Income (Expense), Net	9,436	(15)	18	(7,996)	1,443

Income (Loss) Before Income Taxes	2,197	9,258	1,258	(6,807)	5,906
Provision (Credit) for Income Taxes	359	3,253	456	(2,178)	1,890

Net Income (Loss)	$1,838	$6,005	$802	$(4,629)	$4,016

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 26, 2004

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(157,824)	$52,368	$2,983	$231	$(102,242)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(13,734)	(1,770)	(1,934)	—	(17,438)
Proceeds Received on Disposition of Plant and Equipment	52	—	4	—	56
Proceeds Received on Sale of Briggs & Stratton Canada	—	—	4,050	—	4,050
Cash Paid for Acquisition, Net of Cash Acquired	(719)	(221,829)	—	—	(222,548)
Dividends Received	6,500	—	—	—	6,500
Capital Contributions in Subsidiary	(238,713)	—	—	238,713	—
Other, Net	(2,656)	—	2,656	—	—

Net Cash (Used in) Provided by Investing Activities	(249,270)	(223,599)	4,776	238,713	(229,380)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	64,297	(64,291)	102	(231)	(123)
Proceeds from Exercise of Stock Options	17,648	—	—	—	17,648
Capital Contributions Received	—	238,713	—	(238,713)	—

Net Cash Provided by (Used in) Financing Activities	81,945	174,422	102	(238,944)	17,525

Effect of Exchange Rate Changes	—	—	560	—	560

Net (Decrease) Increase in Cash and Cash Equivalents	(325,149)	3,191	8,421	—	(313,537)
Cash and Cash Equivalents, Beginning	326,809	4,007	11,578	—	342,394

Cash and Cash Equivalents, Ending	$1,660	$7,198	$19,999	$—	$28,857

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 28, 2003

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(96,901)	$7,346	$(17,513)	$9,929	$(97,139)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(10,609)	(790)	(165)	—	(11,564)
Proceeds Received on Disposition of Plant and Equipment	107	6	—	—	113
Refund of Cash Paid for Acquisition	5,686	—	—	—	5,686

Net Cash Used in Investing Activities	(4,816)	(784)	(165)	—	(5,765)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	9,401	(8,037)	7,700	(9,929)	(865)
Proceeds from Exercise of Stock Options	16,803	—	—	—	16,803

Net Cash Provided by (Used in) Financing Activities	26,204	(8,037)	7,700	(9,929)	15,938

Effect of Exchange Rate Changes	—	(225)	932	—	707

Net Decrease in Cash and Cash Equivalents	(75,513)	(1,700)	(9,046)	—	(86,259)
Cash and Cash Equivalents, Beginning	304,103	1,575	19,137	—	324,815

Cash and Cash Equivalents, Ending	$228,590	$(125)	$10,091	$—	$238,556

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the first quarter of fiscal 2005 totaled $439 million, an increase of $108 million or 32% when compared to the same period of the preceding year. The Power Products Segment increased $98 million, driven primarily by the inclusion of $79 million of Simplicity sales in the current year. The remaining $19 million increase in Power Products Segment sales is attributable to a 30% unit increase in generator sales, offset by a 6% unit decrease in pressure washer sales. The improvement in generator sales was the result of the unusual level of hurricane activity in the current quarter. While the prior year first quarter generator demand was heightened by the East Coast power grid failure, the four hurricanes in the first quarter of the current year pushed demand to even higher levels. Pressure washer unit sales were down due to higher inventory levels throughout the retail channel going into the season, resulting in lower sales in the quarter.

Engine Segment sales for the first quarter of fiscal 2005 were $254 million; an $18 million or 8% increase over the prior year. While engine unit volume was down 4% between years, the sales improvement was driven in part by a mix of product that favored higher priced engines and some price improvements year over year. The favorable engine mix was created by the increased generator demand and a strong summer demand for riding lawn equipment.

GROSS PROFIT MARGIN

The consolidated gross profit margin decreased to 16% from 18% in the first quarter of the preceding year. Engine Segment margins decreased to 17% in fiscal 2005 from 18% in fiscal 2004. Manufacturing spending increased by $11 million, primarily due to increased raw material and component costs, which negatively impacted Engine Segment margins. The majority of the cost increases reflect initiatives by vendors to increase prices on aluminum and steel. We are anticipating raw material and component costs to remain at these higher levels for the entire fiscal year. Partially offsetting the impact of rising costs was a favorable mix of higher margined product and pricing initiatives, which contributed $5 million to Engine Segment margins in the current year, in addition to $5 million from better absorption on increased production and cost reduction initiatives.

Power Products Segment margins for the first quarter decreased from 13% in fiscal 2004 to 11% in fiscal 2005. The acquisition of Simplicity contributed margins of $12 million after the application of purchase accounting on acquired inventory. Offsetting this increase were approximately $4 million in cost increases associated with expediting production in order to meet the significant generator demand created by storm activity in the quarter, market driven cost increases on steel and copper, increased pressure washer promotional activities, and 50% lower production levels of pressure washers. Production levels were down due to increased inventory levels going into the season and a decline in unit sales volume between years.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses increased $22 million between years. $13 million of this increase is attributable to the inclusion of Simplicity’s operating expenses. The remaining increase is attributable to an $8 million increase in our provision for doubtful accounts receivable and increases in salaries and fringe benefit costs of $3 million, primarily in Europe, offset by $2 million in lower advertising spending in the quarter attributable to timing.

The $8 million increase in our provision for doubtful accounts year over year reflects a $10 million provision in the current year. The increase in the reserve is related to a $40 million account receivable due from a major

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

original equipment manufacturer, which we believe may not be fully collectible. Based on information available to date, we believe a $10 million reserve is sufficient to cover our estimate of the potential loss on this account.

INTEREST EXPENSE

Interest expense was $8 million in the first quarter of fiscal 2005, compared to $10 million in the first quarter of fiscal 2004. The reduction in interest expense is the result of the conversion of our $140 million 5% Convertible Senior Notes in the fourth quarter of fiscal 2004.

PROVISION FOR INCOME TAXES

The effective tax rate used in the first fiscal quarter of 2005 was 36%. This is management’s estimate of what the rate will be for the entire year. The rate for the first quarter of fiscal 2004 was 32% and was ultimately increased to 34% for the full 2004 fiscal year. The increase in the rate in the current quarter and year is attributable to increased earnings expectations, expected decreases in foreign income and state tax credits, and elimination of the tax benefit from the closing of a tax audit year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first quarter of fiscal 2005 were $102 million, an increase of $5 million from the first quarter of fiscal 2004. This resulted from reduced earnings of $6 million, offset by decreased working capital requirements.

In the first quarter of fiscal 2005, cash used in investing activities was $229 million compared to $6 million in fiscal 2004. The $224 million increase in cash used in investing activities reflects the cash used for the acquisition of Simplicity. Planned increases in capital spending of $6 million in the current quarter were partially offset by $4 million received on the sale of certain assets of Briggs & Stratton Canada. In the prior year, we received $6 million as a refund of a portion of the cash paid for the BSPPG acquisition in fiscal 2001. The amount was to adjust the original purchase price for the actual value received in acquired receivables and inventory. While there was no such refund in the current year, we did receive $7 million in cash dividends from our equity investment in Metal Technologies, Inc., the entity which acquired our two ductile iron foundries in August 1999.

Net cash provided by financing activities was $18 million in fiscal 2005, a $2 million increase from the $16 million net cash provided by financing activities in fiscal 2004. The increase is attributable to an increase in stock option activity and reduced payments on loans and notes payables between years.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

As previously noted, we acquired Simplicity in July 2004, using available cash. We do not believe the acquisition of Simplicity will significantly alter our future liquidity and capital needs given its profitability and existing receivable financing arrangements. We also do not believe the collectibility of the $40 million receivable from an original equipment manufacturer will significantly alter our future liquidity.

We have remaining authorization to buy up to 1.8 million shares of our stock in open market or private transactions under the June 2000 Board of Directors’ authorization to repurchase up to 2.0 million shares. We did not purchase any shares in the first quarter of fiscal 2005 and do not anticipate repurchasing any shares during the remainder of fiscal 2005.

Management expects cash outflows for capital expenditures to be approximately $80-$87 million in fiscal 2005. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the September 9, 2004, filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 9, 2004, filing of the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in Briggs & Stratton’s critical accounting policies since the September 9, 2004 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as those used in the determination of liabilities related to customer rebates, pension obligations, post-retirement benefits, warranty, product liability, group health insurance and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. Briggs & Stratton re-evaluates these significant factors as facts and circumstances change.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, our customer’s ability to successfully obtain financing; the actions of other suppliers and the customers of the equipment manufacturer; actions by potential acquirers of the customers; the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; our ability to successfully integrate the Simplicity acquisition; and other factors

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the September 9, 2004, filing of the Company’s Annual Report on Form 10-K.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

2005 Fiscal Month	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (4)
June 28, 2004 to July 25, 2004	1,563	(2)	$80.92	—	1,800,000
July 26, 2004 to August 22, 2004	—		—	—	1,800,000
August 23, 2004 to September 26, 2004	—		—	—	1,800,000

Total First Quarter	1,563		$80.92	—

(1)	All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

(2)	Briggs & Stratton repurchased shares in a stock swap transaction under the equity-based programs.

(3)	Briggs & Stratton’s stock repurchase program was publicly announced in June 2000.

(4)	The Board of Directors authorized the repurchase of 2,000,000 shares of Briggs & Stratton common stock in open market or private transactions in June 2000.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on October 20, 2004, director nominees named below were elected to a three-year term expiring in 2007 by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
William F. Achtmeyer	23,618,679	167,541
David L. Burner	23,393,609	392,611
Mary K. Bush	23,444,802	341,418

Directors whose terms of office continue past the Annual Meeting of Shareholders are: Robert J O’Toole, John S. Shiely, Charles I. Story, Jay H. Baker, Michael E. Batten, Brian C. Walker.

Shareholders ratified the selection of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm. The vote was 23,400,265 for the proposal, 349,193 against, with 36,762 abstentions.

Shareholders approved a proposal by the Board of Directors to double the number of authorized shares of common stock to 120 million shares. This will permit the company to proceed with a previously announced 2-for-1 stock split. The record date and effective date for the stock split was October 29, 2004, and distribution of the split shares will occur on November 9, 2004. The vote was 22,816,410 for the proposal, 945,621 against, with 24,189 abstentions.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Shareholders approved a proposal to amend and restate the Briggs & Stratton Corporation Incentive Compensation Plan. The vote was 16,886,320 for the proposal, 4,125,841 against, 390,376 abstentions and 2,383,683 broker non-votes.

ITEM 5.	OTHER INFORMATION

Briggs & Stratton has no information to report pursuant to Item 5.

ITEM 6.	EXHIBITS

Exhibit Number	Description

3.1	Articles of Incorporation as amended effective October 29, 2004*

10.5	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan*

10.6	Amended and Restated Premium Option and Restricted Stock Program*

10.12	Amended and Restated Director’s Premium Option and Stock Grant Program*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes - Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: November 4, 2004	/s/ JAMES E. BRENN
James E. Brenn Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation as amended effective October 29, 2004*

10.5	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan*

10.6	Amended and Restated Premium Option and Restricted Stock Program*

10.12	Amended and Restated Director’s Premium Option and Stock Grant Program*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith