Form 10-Q
period 2004-12-26
BRIGGS & STRATTON CORP
filed 2005-02-03
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2004

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2005
COMMON STOCK, par value $0.01 per share	51,533,469 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	December 26, 2004	June 27, 2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$24,078	$342,394
Accounts receivable, net	330,954	230,510
Inventories -
Finished products and parts	377,746	206,638
Work in process	176,793	124,483
Raw materials	9,267	6,610

Total inventories	563,806	337,731
Deferred income tax asset	74,418	47,623
Prepaid expenses and other current assets	25,139	23,735

Total current assets	1,018,395	981,993

OTHER ASSETS:
Goodwill	248,799	151,991
Investments	45,190	49,259
Prepaid pension	83,102	81,730
Deferred loan costs, net	5,744	6,325
Other intangible assets, net	97,370	217
Other long-term assets, net	10,503	9,096

Total other assets	490,708	298,618

PLANT AND EQUIPMENT:
Cost	959,913	867,987
Less - accumulated depreciation	535,119	511,445

Total plant and equipment, net	424,794	356,542

	$1,933,897	$1,637,153

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 26, 2004	June 27, 2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$139,382	$120,409
Accrued liabilities	198,133	177,025
Dividends payable	8,775	—
Short-term debt	164,077	3,127

Total current liabilities	510,367	300,561

OTHER LIABILITIES:
Long-term debt	360,941	360,562
Deferred income tax liability	106,190	70,454
Accrued pension cost	21,768	20,603
Accrued employee benefits	14,487	14,201
Accrued postretirement health care obligation	78,530	38,248
Other long-term liabilities	15,148	14,929

Total other liabilities	597,064	518,997

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000* and 60,000 shares, $.01 par value, issued 57,854* and 28,927 shares, respectively	579	289
Additional paid-in capital	54,577	48,657
Retained earnings	915,884	927,766
Accumulated other comprehensive income	6,289	4,028
Unearned compensation on restricted stock	(1,753)	(1,490)
Treasury stock, at cost 6,236* shares in FY2005 and 3,382 in FY2004	(149,110)	(161,655)

Total shareholders’ investment	826,466	817,595

	$1,933,897	$1,637,153

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
NET SALES	$503,700	$415,984	$942,695	$747,379

COST OF GOODS SOLD	397,558	325,138	765,735	596,338

Gross profit on sales	106,142	90,846	176,960	151,041

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	92,658	52,170	160,618	98,070

Income from operations	13,484	38,676	16,342	52,971

INTEREST EXPENSE	(8,795)	(9,596)	(16,914)	(19,428)

OTHER INCOME, net	6,081	1,265	9,014	2,708

Income before income taxes	10,770	30,345	8,442	36,251

PROVISION FOR INCOME TAXES	3,710	9,710	2,870	11,600

NET INCOME	$7,060	$20,635	$5,572	$24,651

EARNINGS PER SHARE DATA* -

Average shares outstanding	51,193	44,176	51,361	44,243

Basic earnings per share	$0.14	$0.47	$0.11	$0.56

Diluted average shares outstanding	51,751	50,208	51,905	50,216

Diluted earnings per share	$0.14	$0.43	$0.11	$0.54

CASH DIVIDENDS DECLARED PER SHARE*	$0.170	$0.165	$0.340	$0.330

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended
	December 26, 2004	December 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,572	$24,651
Adjustments to reconcile net income to net cash used in operating activities -
Depreciation and amortization	35,837	32,290
Earnings of unconsolidated affiliates	(8,500)	(1,011)
Loss on disposition of plant and equipment	1,279	3,066
Credit for deferred income taxes	(29,392)	(1,514)
Change in bad debt allowance	40,123	2,006
Change in operating assets and liabilities -
Increase in accounts receivable	(116,144)	(139,868)
Increase in inventories	(165,404)	(127,604)
(Increase) decrease in prepaid expenses and other current assets	994	(5,150)
Increase (decrease) in accounts payable and accrued liabilities	(11,920)	7,927
Other, net	1,569	(5,707)

Net cash used in operating activities	(245,986)	(210,914)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(39,382)	(23,144)
Proceeds received on disposition of plant and equipment	332	299
Proceeds received on sale of certain assets of a subsidiary	4,050	—
Cash paid for acquisition, net of cash acquired	(223,113)	—
Dividends received	12,017	3,500
Refund of cash paid for acquisition	—	5,686

Net cash used in investing activities	(246,096)	(13,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on loans and notes payable	160,950	(1,671)
Dividends paid	(8,694)	(7,285)
Proceeds from exercise of stock options	17,648	24,701

Net cash provided by financing activities	169,904	15,745

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,862	3,336

NET DECREASE IN CASH AND CASH EQUIVALENTS	(318,316)	(205,492)
CASH AND CASH EQUIVALENTS, beginning	342,394	324,815

CASH AND CASH EQUIVALENTS, ending	$24,078	$119,323

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$16,078	$18,840

Income taxes paid	$9,710	$1,540

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

Common Stock

On August 4, 2004, Briggs & Stratton’s board approved a two–for–one stock split of its common stock, which became effective on October 29, 2004 following shareholder approval of the amendment to the Briggs & Stratton Corporation Articles of Incorporation. The stock split was distributed on November 9, 2004 to shareholders of record on October 29, 2004. Certain references in the Consolidated Condensed Financial Statements to the number of common shares and related per share amounts have been restated to reflect the stock split.

Accounts Receivable

Accounts Receivable include $40 million from Murray Inc., a major original equipment manufacturer. Murray, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code on November 8, 2004. Accordingly, during the first and second quarter of fiscal 2005 we have recorded a reserve of $10 million and $30 million, respectively. At December 26, 2004 the receivable is fully reserved.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net income	$7,060	$20,635	$5,572	$24,651
Adjustments to net income to add after tax interest expense on convertible notes	—	1,190	—	2,380

Adjusted net income used in diluted earnings per share	$7,060	$21,825	$5,572	$27,031

Average shares of common stock outstanding*	51,193	44,176	51,361	44,243
Incremental common shares applicable to common stock options based on the common stock average market price during the period*	526	361	510	295
Incremental common shares applicable to restricted common stock based on the common stock average market price during the period*	32	19	34	26
Incremental common shares applicable to convertible notes based on the conversion provisions of the convertible notes*	—	5,652	—	5,652

Diluted average common shares outstanding*	51,751	50,208	51,905	50,216

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

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

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net income	$7,060	$20,635	$5,572	$24,651
Cumulative translation adjustments	3,105	2,744	3,519	3,416
Unrealized loss on derivative instruments	(853)	(7,132)	(1,258)	(8,106)

Total comprehensive income	$9,312	$16,247	$7,833	$19,961

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	December 26, 2004	June 27, 2004
Cumulative translation adjustments	$8,377	$4,858
Unrealized (loss) gain on derivative instruments	(758)	500
Minimum pension liability adjustment	(1,330)	(1,330)

Accumulated other comprehensive income	$6,289	$4,028

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

Changes in the fair value of cash flow hedges are recorded on the Consolidated Condensed Statements of Income or on the Consolidated Condensed Balance Sheets as a component of Accumulated Other Comprehensive Income (Loss). The amounts included in Accumulated Other Comprehensive Income (Loss) will be reclassified into income when the forecasted transactions occur, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of fair value hedges related to interest rate swaps were recorded as either an increase or decrease to long-term debt. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment and Geographic Information

Briggs & Stratton operates in two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
NET SALES:
Engines	$374,874	$357,848	$628,986	$592,196
Power Products	170,568	97,614	392,867	223,163
Inter-Segment Eliminations	(41,742)	(39,478)	(79,158)	(67,980)

Total*	$503,700	$415,984	$942,695	$747,379

*International Sales (included in the above)
Engines	$84,998	$108,383	$163,495	$160,660
Power Products	3,058	3,982	6,419	7,510

Total	$88,056	$112,365	$169,914	$168,170

GROSS PROFIT ON SALES:
Engines	$88,681	$80,867	$132,926	$123,373
Power Products	17,849	11,891	42,047	27,961
Inter-Segment Eliminations	(388)	(1,912)	1,987	(293)

Total	$106,142	$90,846	$176,960	$151,041

INCOME (LOSS) FROM OPERATIONS:
Engines	$14,528	$35,432	$9,852	$38,712
Power Products	(656)	5,156	4,503	14,552
Inter-Segment Eliminations	(388)	(1,912)	1,987	(293)

Total	$13,484	$38,676	$16,342	$52,971

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance, June 27, 2004	$43,148
Balance Related to Acquistion	8,773
Payments	(18,603)
Provision for Current Year Warranties	19,125
Provision for Prior Year Warranties	(1,784)

Balance, End of Period	$50,659

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

	Three Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Net income as reported:	$7,060	$20,635	$5,572	$24,651
Basic EPS:
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	(1,471)	(849)	(2,461)	(1,645)

Income Available to Common Stockholders:	5,589	19,786	3,111	23,006
Diluted EPS:
Add reduction in interest expense related to convertible debt	—	1,190	—	2,380

Income Available to Common Stockholders:	$5,589	$20,976	$3,111	$25,386

Earnings per share*:
As reported	$0.14	$0.47	$0.11	$0.56
Pro forma	$0.11	$0.45	$0.06	$0.52
Diluted earnings per share*:
As reported	$0.14	$0.43	$0.11	$0.54
Pro forma	$0.11	$0.42	$0.06	$0.51

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Components of Net Periodic (Income) Expense:
Service cost-benefits earned	$3,017	$3,078	$609	$545
Interest cost on projected benefit obligation	13,502	12,833	4,172	2,719
Expected return on plan assets	(17,339)	(18,180)	—	—
Amortization of:
Transition obligation	—	2	12	—
Prior service cost	785	799	7	8
Actuarial loss	245	159	3,766	2,124

Net periodic (income) expense	$210	$(1,309)	$8,566	$5,396

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 26, 2004	December 28, 2003	December 26, 2004	December 28, 2003
Components of Net Periodic (Income) Expense:
Service cost-benefits earned	$6,487	$6,595	$1,372	$1,088
Interest cost on projected benefit obligation	27,222	25,545	8,351	5,438
Expected return on plan assets	(35,400)	(36,229)	—	—
Amortization of:
Transition obligation	—	4	23	—
Prior service cost	1,570	1,540	15	16
Actuarial loss	388	303	7,156	4,248

Net periodic (income) expense	$267	$(2,242)	$16,917	$10,790

Employer Contributions:

Briggs & Stratton does not expect to make any contributions to the pension plans in fiscal 2005.

Estimated Benefit Payments for Unfunded Plans:

Briggs & Stratton expects to make benefit payments of approximately $1.6 million for its non-qualified pension plan during fiscal 2005. As of December 26, 2004, Briggs & Stratton had made payments of approximately $0.8 million. Briggs & Stratton anticipates benefit payments of approximately $28.4 million for its other postretirement benefit plans during fiscal 2005. As of December 26, 2004, Briggs & Stratton had made payments of approximately $14.2 million.

Subsequent Event

On January 25, 2005, Briggs & Stratton Power Products Group, LLC and Briggs & Stratton Canada, Inc., which are wholly-owned subsidiaries of Briggs & Stratton Corporation, (collectively “Briggs”) executed an Asset Purchase Agreement (the “APA”) with Murray, Inc. and Murray Canada Co. (collectively “Murray”). On January 31, 2005, the United States Bankruptcy Court for the Middle District of Tennessee approved this agreement.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The APA provides for the purchase by Briggs of substantially all of the Murray assets in the United States and Canada, excluding real estate located in the United States, for an aggregate purchase price of $125 million. The final closing of this transaction remains subject to, among other things, expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

The APA contains customary representations, warranties and closing conditions, and provides that the purchase price of $125 million is subject to adjustment for the Murray working capital at closing.

Acquisition

On July 7, 2004, Briggs & Stratton and its subsidiary, Briggs & Stratton Power Products Group, LLC (“BSPPG”) acquired Simplicity Manufacturing, Inc. (“Simplicity”). Simplicity designs, manufactures and markets a wide variety of premium yard and garden tractors, lawn tractors, riding mowers, snow throwers, attachments, and other lawn and garden products like rototillers and chipper shredders. The purchase price included $240.9 million of cash, a $10.0 million liability for future tax benefits subject to adjustment based on the actual tax benefits received and $130.1 million of liabilities assumed. The cash paid included $17.8 million of cash acquired and $9.3 million of direct acquisition costs.

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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Assets Acquired:
Current assets	$122,294
Property, plant and equipment	62,960
Goodwill	96,808
Other intangible assets	98,120
Other noncurrent assets	866

Total assets acquired	381,048

Liabilities Assumed:
Current liabilities	47,916
Deferred tax liabilities	45,002
Post retirement benefits	36,665
Other noncurrent liabilities	502

Total liabilities assumed	130,085

Net assets acquired	$250,963

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table summarizes pro forma results for the three and six months ended December 28, 2003 as though the business combination had been completed at the beginning of the earliest comparable period (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	December 28, 2003	December 28, 2003
Net sales	$475,652	$873,301
Net income	$18,034	$22,958
Basic earnings per share	$0.41	$0.52
Diluted earnings per share	$0.38	$0.50

New Accounting Pronouncements

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” to be effective for interim or annual periods beginning after June 15, 2005; thereby, becoming effective for Briggs & Stratton in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and the alternative adoption methods.

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

Under the terms of Briggs & Stratton’s 8.875% senior notes, 7.25% senior notes and the revolving credit agreement (collectively, the “Domestic Indebtedness”), BSPPG and effective July 7, 2004, its wholly owned subsidiary Simplicity Manufacturing Inc., are joint and several guarantors of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If Briggs & Stratton were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	December 26, 2004 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$271,445	$275,000
7.25% Senior Notes, due September 15, 2007	$89,496	$90,000
Revolving Credit Facility, expiring May 2009	$163,308	$275,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects, the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of December 26, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$734,895	$300,065	$319,857	$(336,422)	$1,018,395
Investment in Subsidiaries	603,526	—	—	(603,526)	—
Non-Current Assets	467,719	434,722	13,061	—	915,502

	$1,806,140	$734,787	$332,918	$(939,948)	$1,933,897

Current Liabilities	$460,662	$107,245	$268,270	$(325,810)	$510,367
Long-Term Debt	360,941	—	—	—	360,941
Other Long-Term Obligations	147,459	88,366	298	—	236,123
Shareholders’ Investment	837,078	539,176	64,350	(614,138)	826,466

	$1,806,140	$734,787	$332,918	$(939,948)	$1,933,897

BALANCE SHEET

As of June 27, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$739,007	$243,300	$227,786	$(228,100)	$981,993
Investment in Subsidiaries	352,207	—	—	(352,207)	—
Non-Current Assets	471,395	175,439	8,326	—	655,160

	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

Current Liabilities	$226,627	$111,992	$180,791	$(218,849)	$300,561
Long-Term Debt	360,562	—	—	—	360,562
Other Long-Term Obligations	148,574	9,861	—	—	158,435
Shareholders’ Investment	826,846	296,886	55,321	(361,458)	817,595

	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 26, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$362,167	$187,561	$39,773	$(85,801)	$503,700
Cost of Goods Sold	282,443	169,537	28,483	(82,905)	397,558

Gross Profit	79,724	18,024	11,290	(2,896)	106,142
Engineering, Selling, General and Administrative Expenses	67,060	18,320	7,278	—	92,658

Income (Loss) from Operations	12,664	(296)	4,012	(2,896)	13,484
Interest Expense	(8,690)	4	(31)	(78)	(8,795)
Other Income (Expense), Net	6,205	344	93	(561)	6,081

Income Before Income Taxes	10,179	52	4,074	(3,535)	10,770
Provision for Income Taxes	3,551	67	524	(432)	3,710

Net Income (Loss)	$6,628	$(15)	$3,550	$(3,103)	$7,060

STATEMENT OF INCOME

For the Six Months Ended December 26, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$604,332	$422,736	$77,232	$(161,605)	$942,695
Cost of Goods Sold	487,661	380,469	57,547	(159,942)	765,735

Gross Profit	116,671	42,267	19,685	(1,663)	176,960
Engineering, Selling, General and Administrative Expenses	109,244	37,210	14,164	—	160,618

Income from Operations	7,427	5,057	5,521	(1,663)	16,342
Interest Expense	(16,265)	(24)	(72)	(553)	(16,914)
Other Income (Expense), Net	14,508	(44)	11	(5,461)	9,014

Income Before Income Taxes	5,670	4,989	5,460	(7,677)	8,442
Provision for Income Taxes	1,928	1,973	799	(1,830)	2,870

Net Income	$3,742	$3,016	$4,661	$(5,847)	$5,572

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 26, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(292,169)	$55,133	$(6,140)	$(2,810)	$(245,986)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(28,503)	(5,659)	(5,220)	—	(39,382)
Proceeds Received on Disposition of Plant and Equipment	325	4	3	—	332
Proceeds Received on Sale of Briggs & Stratton Canada	—	—	4,050	—	4,050
Cash Paid for Acquistion, Net of Cash Acquired	(719)	(222,394)	—	—	(223,113)
Dividends Received	11,517	—	500	—	12,017
Capital Contributions in Subsidiary	(244,561)	—	(1)	244,562	—

Net Cash Used in Investing Activities	(261,941)	(228,049)	(668)	244,562	(246,096)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	229,772	(67,673)	1,030	(2,179)	160,950
Proceeds from Exercise of Stock Options	17,648	—	—	—	17,648
Capital Contributions Received	—	239,277	5,285	(244,562)	—
Dividends Paid	(8,694)	—	(4,989)	4,989	(8,694)

Net Cash Provided by Financing Activities	238,726	171,604	1,326	(241,752)	169,904

Effect of Exchange Rate Changes	(1)	—	3,863	—	3,862

Net (Decrease) Increase in Cash and Cash Equivalents	(315,385)	(1,312)	(1,619)	—	(318,316)
Cash and Cash Equivalents, Beginning	326,809	4,007	11,578	—	342,394

Cash and Cash Equivalents, Ending	$11,424	$2,695	$9,959	$—	$24,078

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 28, 2003

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net Cash (Used in) Provided by Operating Activities	$(214,536)	$9,397	$(23,982)	$18,207	$(210,914)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(19,307)	(3,268)	(569)	—	(23,144)
Proceeds Received on Disposition of Plant and Equipment	293	6	—	—	299
Refund of Cash Paid for Acquisition	5,686	—	—	—	5,686
Dividends Received	3,500	—	—	—	3,500

Net Cash Used in Investing Activities	(9,828)	(3,262)	(569)	—	(13,659)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	8,545	(8,037)	16,028	(18,207)	(1,671)
Dividends Paid	(7,285)	—	—	—	(7,285)
Proceeds from Exercise of Stock Options	24,701	—	—	—	24,701

Net Cash Provided by (Used in) Financing Activities	25,961	(8,037)	16,028	(18,207)	15,745

Effect of Exchange Rate Changes	—	(675)	4,011	—	3,336

Net Decrease in Cash and Cash Equivalents	(198,403)	(2,577)	(4,512)	—	(205,492)
Cash and Cash Equivalents, Beginning	304,103	1,575	19,137	—	324,815

Cash and Cash Equivalents, Ending	$105,700	$(1,002)	$14,625	$—	$119,323

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Net sales for the second quarter of fiscal 2005 totaled $504 million, an increase of $88 million or 21% when compared to fiscal 2004. The majority of the increase is attributable to the inclusion of $72 million of sales from the Simplicity acquisition in July 2004. The remaining increase was driven by improved performance of the Engine Segment.

Second quarter net sales for the Engine Segment were $375 million versus $358 million in fiscal 2004, an increase of $17 million or 5%. Pricing improvements, which included the favorable impact of the Euro exchange rate, accounted for $13 million of the increase. The remaining increase is due to $11 million from a mix of engines that favored higher priced models offset by a $5 million reduction in net sales due to lower unit volume. Engine unit shipments were down 3% between years, with shipments to our Power Products Segment up $2 million between years. We believe the engine unit decline is attributable to timing and should reverse in future periods.

Second quarter Power Products Segment net sales were $171 million versus $98 million in fiscal 2004. The $73 million increase was driven entirely by the inclusion of $72 million of Simplicity sales in the current year. Generator sales increased 15% in the current year, driven by the continuing replenishment of retail inventories due to the active hurricane season. The unprecedented four hurricanes in the current fiscal year significantly depleted retail inventories beyond the prior year’s experience that included only one hurricane and the East Coast blackout. We believe the replenishment activity will continue into the third quarter. These generator gains however, were fully offset by 13% lower pressure washer sales due to a decline in unit volume. While retail sales of pressure washers increased year over year, our shipments of pressure washer units declined as retailers lowered their inventories in anticipation of new product offerings in the spring. We also believe this unit decline is attributable to timing and should reverse in the future.

Net sales for the six months ended December 26, 2004 totaled $943 million, an increase of $195 million or 26% compared to the first six months of the prior year. The inclusion of $152 million of Simplicity sales accounts for the majority of the increase between years; with generator volume improvements accounting for the remaining net sales gain.

Six-month net sales for the Engine Segment were $629 million in fiscal 2005 versus $592 million in the prior year, a $ 37 million or 6% improvement. While engine unit shipments were down 3%, a favorable mix of higher priced product accounted for the majority of the change. The remaining improvement is attributable to increases in selling prices totaling $17 million, which includes the impact of a favorable Euro exchange rate.

Power Products net sales for the first six months were $393 million versus $223 million in the prior year. The inclusion of $152 million of net sales from the Simplicity acquisition was the major driver of the increase. Generator sales were also up 23% between years due to significant hurricane activity in the first quarter. The generator gains were partially offset by a 15% decrease in pressure washer sales attributable to lower unit volume for the same reasons noted for the second quarter.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

GROSS PROFIT MARGIN

The consolidated gross profit margin in the second quarter decreased to 21% from 22% in the same period a year ago. Engine Segment margins increased from 23% in fiscal 2004 to 24% in fiscal 2005. This improvement in margin was driven by the pricing initiatives, which included the impact of a stronger Euro exchange rate between years. Partially offsetting these gains was $9 million in increased manufacturing costs. The majority of the cost increases reflect initiatives by vendors to increase prices on aluminum and steel. We are anticipating raw material and component costs to remain at these higher levels for the entire fiscal year. Power Products Segment margins for the second quarter decreased from 12% in fiscal 2004 to 10% in fiscal 2005. The acquisition of Simplicity contributed margins of $9 million, or an increase in margin of 5%, after the application of purchase accounting on acquired inventory. Offsetting this increase was approximately $6 million in cost increases associated with expediting production in order to meet generator demand created by storm activity, market driven cost increases on steel and copper, and 43% lower production levels of pressure washers. Production levels were down due to increased inventory levels at the end of last fiscal year and our investment in more efficient capacity for pressure washer assembly that will allow us to build closer to the season in the spring of fiscal 2005.

The consolidated gross profit for the six-month period decreased from 20% in fiscal 2004 to 19% in fiscal 2005. The Engine Segment margins remained flat at 21% in both fiscal years. The favorable impact of pricing initiatives, the Euro, and better absorption were offset by manufacturing cost increases. Power Products Segment margins for the six-month period decreased from 13% in fiscal 2004 to 11% in fiscal 2005. The acquisition of Simplicity contributed $20 million or 5% to the margin after the application of purchase accounting on acquired inventory. Offsetting this increase was approximately $14 million in increased costs for the same reasons noted in the second quarter discussion, as well as, increased promotion activity on pressure washers primarily in the first quarter.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $93 million in the second quarter of fiscal 2005 versus $52 million in fiscal 2004. The $40 million increase is attributable to a $30 million increase in the allowance for doubtful accounts and the inclusion of $13 million of Simplicity expenses in the current year, partially offset by lower fringe benefit costs between years. The increase reflects the write down of the remaining trade receivable due from Murray, Inc., an original equipment manufacturer and our third largest customer who filed for bankruptcy protection.

The category increased $63 million for the six-month comparative periods. The write down of the trade receivable from Murray, Inc. accounts for $40 million of the increase. The remaining increase is attributable to the inclusion of $25 million in expenses from the Simplicity acquisition in the current year, offset by lower fringe benefits.

INTEREST EXPENSE

Interest expense decreased $1 million in the second quarter of fiscal 2005 versus the second quarter of fiscal 2004. The decrease reflects reduced borrowings and lower interest rates between years. Interest expense decreased $2 million in the six-month comparison for the same reasons.

PROVISION FOR INCOME TAXES

The effective tax rate used in both the second quarter and six-month period for the current fiscal year was 34%. This is management’s estimate of what the rate will be for the entire 2005 fiscal year. Last year’s rate was 32% for the second quarter and the six-month periods. The fiscal 2004 rate was ultimately increased to 34% for the full 2004 fiscal year. The increase in the rate for the current quarter and year is attributable to increased earnings expectations, expected decreases in foreign income and state tax credits, and the elimination of the tax benefit from the closing of a tax audit year.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six-month period of fiscal 2005 was $246 million, an increase of $35 million from fiscal 2004. Increased inventory levels was the primary reason for the increase in cash used in operating activities between years. The inventory levels reflect our belief in a strong upcoming retail season and the need to have inventory available to meet anticipated customer demand.

In the six-month period of fiscal 2005, we used $246 million in investing activities, compared to $14 million in fiscal 2004. The $232 million increase in cash used in investing activities reflects $223 million used for the acquisition of Simplicity. Planned increases in capital spending of $16 million were partially offset by $4 million received on the sale of certain assets of Briggs & Stratton Canada. In the prior year, we received $6 million as a refund of a portion of the cash paid for the BSPPG acquisition in 2001. The amount was to adjust the original purchase price for the actual value received in acquired receivables and inventory. While there was no such refund in the current year, we did experience a $9 million increase in cash dividends received, primarily from our investment in Metal Technologies, Inc., the entity to which we sold our ductile and grey iron foundries.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

As previously noted, we have reached an agreement to purchase certain assets of Murray subject to bankruptcy and regulatory approvals. This transaction would be financed using a $125 million term loan. This loan would be due in three years and has no prepayment penalty. We do not believe the term loan or the acquisition of certain assets of Murray will significantly alter our future liquidity and capital needs.

We acquired Simplicity in July 2004, using available cash. We do not believe the acquisition of Simplicity will significantly alter our future liquidity and capital needs given its profitability and existing receivable financing arrangements. We also do not believe the collectibility of the $40 million receivable from Murray, Inc. will significantly alter our future liquidity.

We have remaining authorization to buy up to 1.8 million shares of our stock in open market or private transactions under the June 2000 Board of Directors’ authorization to repurchase up to 2.0 million shares. We did not purchase any shares in the first half of fiscal 2005 and do not anticipate repurchasing any shares during the remainder of fiscal 2005.

Management expects cash outflows for capital expenditures to be approximately $80 to $87 million in fiscal 2005. These anticipated expenditures provide for continued investments in equipment and new products. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENT

There have been no material changes since the September 9, 2004, filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 9, 2004, filing of the Company’s Annual Report on Form 10-K.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

There have been no material changes in Briggs & Stratton’s critical accounting policies since the September 9, 2004 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “approval”, “believe”, “conditions”, “determine”, “estimate”, “evaluate”, “expect”, “forecast”, “if”, “intend”, “may”, “negotiate”, “objective”, “outcome”, “plan”, “project”, “seek”, “subject to”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; a successful transition supply agreement with Murray; the actions of other suppliers and the customers of Murray; the ability to successfully realize the maximum market value of acquired assets; work stoppages or other consequences of any deterioration in Murray’s employee relations; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the September 9, 2004 filing of the Company’s Annual Report on Form 10-K.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

At the Annual Meeting of Shareholders on October 20, 2004, director nominees were elected to a three-year term expiring in 2007. For further information reference Part II, Item 4 of Form 10-Q for the quarterly period ended September 26, 2004.

Item 6.	EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

**	Furnished herewith

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION (Registrant)

Date: February 3, 2005	/s/ James E. Brenn
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