Form 10-Q
period 2005-03-27
BRIGGS & STRATTON CORP
filed 2005-05-04
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
COMMON STOCK, par value $0.01 per share	51,593,331 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	March 27, 2005	June 27, 2004
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$40,755	$342,394
Accounts receivable, net	471,192	230,510
Inventories -
Finished products and parts	327,315	206,638
Work in process	191,288	124,483
Raw materials	12,304	6,610

Total inventories	530,907	337,731
Deferred income tax asset	61,485	47,623
Prepaid expenses and other current assets	20,371	23,735

Total current assets	1,124,710	981,993

OTHER ASSETS:
Goodwill	251,395	151,991
Other intangible assets, net	96,908	217
Prepaid pension	83,789	81,730
Investments	45,661	49,259
Deferred loan costs, net	6,383	6,325
Other long-term assets, net	11,887	9,096

Total other assets	496,023	298,618

PLANT AND EQUIPMENT:
Cost	974,047	867,987
Less - accumulated depreciation	544,048	511,445

Total plant and equipment, net	429,999	356,542

	$2,050,732	$1,637,153

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 27, 2005	June 27, 2004
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$173,724	$120,409
Accrued liabilities	233,123	177,025
Dividends payable	8,770	—
Short-term debt	10,622	3,127

Total current liabilities	426,239	300,561

OTHER LIABILITIES:
Long-term debt	486,131	360,562
Deferred income tax liability	107,221	70,454
Accrued pension cost	22,120	20,603
Accrued employee benefits	14,885	14,201
Accrued postretirement health care obligation	77,144	38,248
Other long-term liabilities	15,780	14,929

Total other liabilities	723,281	518,997

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000* and 60,000 shares, $.01 par value, issued 57,854* and 28,927 shares, respectively	579	289
Additional paid-in capital	54,987	48,657
Retained earnings	987,736	927,766
Accumulated other comprehensive income	7,293	4,028
Unearned compensation on restricted stock	(1,863)	(1,490)
Treasury stock, at cost 6,170* shares in FY2005 and 3,382 in FY2004	(147,520)	(161,655)

Total shareholders’ investment	901,212	817,595

	$2,050,732	$1,637,153

*	Share data reflects the 2-for-1 stock split effective October 29, 2004.

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
NET SALES	$840,463	$654,681	$1,783,158	$1,402,060
COST OF GOODS SOLD	674,735	486,914	1,440,470	1,083,252

Gross profit on sales	165,728	167,767	342,688	318,808
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	68,244	53,263	228,862	151,333

Income from operations	97,484	114,504	113,826	167,475
INTEREST EXPENSE	(10,240)	(9,603)	(27,154)	(29,031)
OTHER INCOME, net	4,930	2,467	13,944	5,175

Income before income taxes	92,174	107,368	100,616	143,619
PROVISION FOR INCOME TAXES	31,350	36,100	34,220	47,700

Income before extraordinary item	60,824	71,268	66,396	95,919
EXTRAORDINARY GAIN - NEGATIVE GOODWILL	19,800	—	19,800	—

NET INCOME	$80,624	$71,268	$86,196	$95,919

EARNINGS PER SHARE DATA*-
Average shares outstanding	51,194	44,307	51,428	44,430

Income before extraordinary item	1.19	1.61	1.29	2.16
Extraordinary gain	0.38	—	0.38	—

Basic earnings per share	$1.57	$1.61	$1.67	$2.16

Diluted average shares outstanding	51,710	50,331	51,964	50,428

Income before extraordinary item	1.18	1.44	1.28	1.97
Extraordinary gain	0.38	—	0.38	—

Diluted earnings per share	$1.56	$1.44	$1.66	$1.97

CASH DIVIDENDS DECLARED PER SHARE*	$0.170	$0.165	$0.510	$0.495

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 27, 2005	March 28, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,196	$95,919
Adjustments to reconcile net income to net cash used in operating activities -
Extraordinary gain	(19,800)	—
Depreciation and amortization	54,182	48,167
Earnings of unconsolidated affiliates	(12,914)	(2,807)
Loss on disposition of plant and equipment	1,922	4,507
(Credit) provision for deferred income taxes	(15,428)	1,119
Provision for bad debt	38,916	—
Changes in operating assets and liabilities, net of acquired assets and liabilities;
Increase in accounts receivable	(176,766)	(217,725)
Increase in inventories	(49,996)	(121,955)
Decrease in prepaid expenses and other current assets	5,960	3,460
Increase in accounts payable and accrued liabilities	37,615	68,830
Other, net	1,908	(10,168)

Net cash used in operating activities	(48,205)	(130,653)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(61,027)	(35,456)
Proceeds received on disposition of plant and equipment	758	617
Proceeds received on sale of certain assets of a subsidiary	4,050	—
Cash paid for acquisitions, net of cash acquired	(350,044)	—
Investment in joint venture	(1,500)	—
Dividends received	18,351	3,500
Refund of cash paid for acquisition	—	5,686

Net cash used in investing activities	(389,412)	(25,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on loans and notes payable	131,570	(331)
Dividends paid	(17,502)	(14,667)
Proceeds from exercise of stock options	19,037	29,415

Net cash provided by financing activities	133,105	14,417

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,873	1,874

NET DECREASE IN CASH AND CASH EQUIVALENTS	(301,639)	(140,015)
CASH AND CASH EQUIVALENTS, beginning	342,394	324,815

CASH AND CASH EQUIVALENTS, ending	$40,755	$184,800

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$34,652	$33,771

Income taxes paid	$11,498	$11,867

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton, adequate disclosures have been presented to make the information not misleading, and all adjustments necessary to present fair statements of the results of operations and financial position, have been included. All of these adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes there-to which were included in our latest Annual Report on Form 10-K.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net income	$80,624	$71,268	$86,196	$95,919
Adjustments to net income to add after tax interest expense on convertible notes	—	1,162	—	3,507

Adjusted net income used in diluted earnings per share	$80,624	$72,430	$86,196	$99,426

Average shares of common stock outstanding*	51,194	44,307	51,428	44,430
Incremental common shares applicable to common stock options based on the common stock average market price during the period*	485	351	502	317
Incremental common shares applicable to restricted common stock based on the common stock average market price during the period*	31	21	34	29
Incremental common shares applicable to convertible notes based on the conversion provisions of the convertible notes*	—	5,652	—	5,652

Diluted average common shares outstanding*	51,710	50,331	51,964	50,428

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

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

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net income	$80,624	$71,268	$86,196	$95,919
Cumulative translation adjustments	(46)	(1,402)	3,473	2,014
Unrealized gain (loss) on derivative instruments	1,050	8,016	(208)	(90)

Total comprehensive income	$81,628	$77,882	$89,461	$97,843

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	March 27, 2005	June 27, 2004
Cumulative translation adjustments	$8,331	$4,858
Unrealized gain on derivative instruments	292	500
Minimum pension liability adjustment	(1,330)	(1,330)

Accumulated other comprehensive income	$7,293	$4,028

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment and Geographic Information

Briggs & Stratton operates in two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
NET SALES:
Engines	$604,866	$581,915	$1,233,852	$1,174,111
Power Products	323,650	125,637	714,912	348,800
Inter-Segment Eliminations	(88,053)	(52,871)	(165,606)	(120,851)

Total*	$840,463	$654,681	$1,783,158	$1,402,060

* International Sales (included in the above)
Engines	$144,846	$121,813	$301,650	$274,767
Power Products	28,472	705	43,591	8,215

Total	$173,318	$122,518	$345,241	$282,982

GROSS PROFIT ON SALES:
Engines	$133,710	$156,450	$266,636	$279,823
Power Products	34,741	14,146	76,788	42,107
Inter-Segment Eliminations	(2,723)	(2,829)	(736)	(3,122)

Total	$165,728	$167,767	$342,688	$318,808

INCOME FROM OPERATIONS:
Engines	$85,522	$110,019	$95,374	$148,731
Power Products	14,685	7,314	19,188	21,866
Inter-Segment Eliminations	(2,723)	(2,829)	(736)	(3,122)

Total	$97,484	$114,504	$113,826	$167,475

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

Balance, June 27, 2004	$43,148
Balance Related to Acquistions	12,273
Payments	(27,476)
Provision for Current Year Warranties	30,197
Provision for Prior Year Warranties	(238)

Balance, End of Period	$57,904

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

	Three Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Net income as reported:	$80,624	$71,268	$86,196	$95,919
Basic EPS:
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	(1,322)	(1,145)	(3,784)	(2,767)

Income Available to Common Stockholders:	79,302	70,123	82,412	93,152
Diluted EPS:
Add reduction in interest expense related to convertible debt	—	1,162	—	3,507

Income Available to Common Stockholders:	$79,302	$71,285	$82,412	$96,659

Earnings per share*:
As reported	$1.57	$1.61	$1.67	$2.16
Pro forma	$1.55	$1.58	$1.60	$2.10

Diluted earnings per share*:
As reported	$1.56	$1.44	$1.66	$1.96
Pro forma	$1.55	$1.42	$1.59	$1.92

*	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Components of Net Periodic (Income) Expense:
Service cost-benefits earned	$3,243	$3,274	$678	$167
Interest cost on projected benefit obligation	13,611	12,772	4,176	2,636
Expected return on plan assets	(17,700)	(18,114)	—	—
Amortization of:
Transition obligation	—	2	12	35
Prior service cost	785	770	8	7
Actuarial loss	194	152	3,531	2,017

Net periodic (income) expense	$133	$(1,144)	$8,405	$4,862

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Components of Net Periodic (Income) Expense:
Service cost-benefits earned	$9,730	$9,869	$2,050	$1,255
Interest cost on projected benefit obligation	40,833	38,317	12,527	8,074
Expected return on plan assets	(53,100)	(54,343)	—	—
Amortization of:
Transition obligation	—	6	35	35
Prior service cost	2,355	2,310	23	23
Actuarial loss	582	455	10,687	6,265

Net periodic (income) expense	$400	$(3,386)	$25,322	$15,652

Employer Contributions:

Briggs & Stratton does not expect to make any contributions to the pension plans in fiscal 2005.

Estimated Benefit Payments for Unfunded Plans:

Briggs & Stratton expects to make benefit payments of approximately $1.5 million for its non-qualified pension plan during fiscal 2005. As of March 27, 2005, Briggs & Stratton had made payments of approximately $1.1 million. Briggs & Stratton anticipates benefit payments of approximately $27.9 million for its other postretirement benefit plans during fiscal 2005. As of March 27, 2005, Briggs & Stratton had made payments of approximately $20.9 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Acquisitions

On July 7, 2004, Briggs & Stratton and its subsidiary, Briggs & Stratton Power Products Group, LLC (“BSPPG”) acquired Simplicity Manufacturing, Inc. (“Simplicity”). Simplicity designs, manufactures and markets a wide variety of premium yard and garden tractors, lawn tractors, riding mowers, snow throwers, attachments, and other lawn and garden products like rototillers and chipper shredders. The purchase price included $246.6 million of cash, a $5.9 million liability for future tax benefits, and $130.1 million of liabilities assumed. The cash paid included $17.8 million of cash acquired and $9.3 million of direct acquisition costs.

The Simplicity acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities assumed based upon their estimated fair values, with the excess purchase price recorded as goodwill. Final adjustments to the purchase price allocation, which will include the resolution of certain tax matters, are not expected to be material to the consolidated financial statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition:

(In thousands)
Assets Acquired:
Current assets	$122,294
Property, plant and equipment	62,960
Goodwill	98,289
Other intangible assets	98,120
Other noncurrent assets	866

Total assets	382,529

Liabilities Assumed:
Current liabilities	47,916
Deferred tax liabilities	45,002
Post retirement benefits	36,665
Other noncurrent liabilities	502

Total liabilities	130,085

Net assets	$252,444

Other intangible assets are comprised of trademarks, patents and customer relationships. Patents have been assigned an estimated weighted average useful life of thirteen years. The customer relationships have been assigned an estimated useful life of twenty-five years. The patent and customer relationships are being amortized on a straight-line basis. The trademarks and goodwill, which are considered to have an indefinite life and will not be amortized, will be tested annually for impairment.

The following table summarizes pro forma results for the three and nine months ended March 28, 2004, as though the business combination had been completed at the beginning of the earliest comparable period (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	March 28, 2004	March 28, 2004
Net sales	$744,338	$1,617,639
Net income	$73,415	$96,373

Basic earnings per share	$1.66	$2.17
Diluted earnings per share	$1.48	$1.98

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On February 11, 2005, Briggs & Stratton Corporation and its subsidiary, Briggs & Stratton Power Products Group, LLC (collectively “Briggs”) acquired certain assets of Murray, Inc. and Murray Canada Co. (collectively “Murray”) and entered into a transition supply agreement (“TSA”). The TSA gives Briggs the right to purchase finished lawn, garden and snow products from Murray for a period up to eighteen months. The cash purchase price was $121.3 million, including direct acquisition costs of $0.4 million. The Company financed the acquisition through the issuance of $125 million variable rate Term Notes due February 11, 2008, with no prepayment penalty. The Term Notes have financial and operating restrictions consistent with our other debt agreements, as disclosed in our Annual Report on Form 10-K. Although no liabilities were assumed pursuant to the asset purchase agreement, there are certain consumer and customer related obligations incident to the acquisition that have been considered. In addition, there were certain obligations created by the TSA that have been considered in our preliminary purchase accounting.

The Murray acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities recognized (as discussed above) based upon their estimated fair values. The estimated fair value of Murray assets acquired exceeded the acquisition cost by $19.8 million, after all tax considerations, and this amount was recognized as an extraordinary gain in the current quarter. Final adjustments to the purchase price allocation are not expected to be material to the consolidated financial statements.

The following table summarizes the fair value of the assets acquired and liabilities recognized at the date of acquisition:

(In thousands)
Assets Acquired:
Accounts receivable	$78,409
Inventory	83,665

Total assets	162,074

Liabilities Recognized:
Federal and state taxes payable	10,200
Rebates	4,241
Warranty	3,500
TSA obligations	3,052

Total liabilities	20,993

Net assets	$141,081

New Accounting Pronouncements

In December 2004, the FASB issued Statement 123R, “Share-Based Payment,” to be effective for annual periods beginning after June 15, 2005; thereby, becoming effective for Briggs & Stratton in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as an operating expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and the alternative adoption methods.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Financial Information of Subsidiary Guarantor of Indebtedness

In June 1997, Briggs & Stratton issued $100 million of 7.25% senior notes. In May 2001, the Company issued $275 million of 8.875% senior notes and in February 2005, the Company issued $125 million of variable rate term notes. In addition, Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009 that is used to finance seasonal working capital needs.

Under the terms of Briggs & Stratton’s 8.875% senior notes, 7.25% senior notes, variable rate term notes and the revolving credit agreement (collectively, the “Domestic Indebtedness”), BSPPG and effective July 7, 2004, its wholly owned subsidiary Simplicity Manufacturing, Inc., are joint and several guarantors of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If Briggs & Stratton were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	March 27, 2005 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$271,589	$275,000

Variable Rate Term Notes, due February 11, 2008	$125,000	$125,000

7.25% Senior Notes, due September 15, 2007	$89,542	$90,000

Revolving Credit Facility, expiring May 2009	$9,850	$350,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of March 27, 2005

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$633,214	$507,663	$296,242	$(312,409)	$1,124,710
Investment in Subsidiaries	751,417	—	—	(751,417)	—
Non-Current Assets	474,110	436,456	15,456	—	926,022

	$1,858,741	$944,119	$311,698	$(1,063,826)	$2,050,732

Current Liabilities	$312,149	$170,937	$237,611	$(300,328)	$420,369
Payable to Seller	—	5,870	—	—	5,870
Long-Term Debt	486,131	—	—	—	486,131
Other Long-Term Obligations	147,168	89,680	302	—	237,150
Shareholders’ Investment	913,293	677,632	73,785	(763,498)	901,212

	$1,858,741	$944,119	$311,698	$(1,063,826)	$2,050,732

BALANCE SHEET

As of June 27, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$739,007	$243,300	$227,786	$(228,100)	$981,993
Investment in Subsidiaries	352,207	—	—	(352,207)	—
Non-Current Assets	471,395	175,439	8,326	—	655,160

	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

Current Liabilities	$226,627	$111,992	$180,791	$(218,849)	$300,561
Long-Term Debt	360,562	—	—	—	360,562
Other Long-Term Obligations	148,574	9,861	—	—	158,435
Shareholders’ Investment	826,846	296,886	55,321	(361,458)	817,595

	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended March 27, 2005

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$587,013	$332,930	$43,055	$(122,535)	$840,463
Cost of Goods Sold	458,363	299,889	37,416	(120,933)	674,735

Gross Profit	128,650	33,041	5,639	(1,602)	165,728
Engineering, Selling, General and Administrative Expenses	40,365	19,775	8,104	—	68,244

Income (Loss) from Operations	88,285	13,266	(2,465)	(1,602)	97,484
Interest Expense	(10,175)	(3)	(18)	(44)	(10,240)
Other Income (Expense), Net	28,653	304	159	(24,186)	4,930

Income Before Income Taxes	106,763	13,567	(2,324)	(25,832)	92,174
Provision for Income Taxes	36,299	5,177	34	(10,160)	31,350

Income Before Extraordinary Item	70,464	8,390	(2,358)	(15,672)	60,824
Extraordinary Gain	—	19,800	—	—	19,800

Net Income (Loss)	$70,464	$28,190	$(2,358)	$(15,672)	$80,624

STATEMENT OF INCOME

For the Nine Months Ended March 27, 2005

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,191,345	$755,666	$120,287	$(284,140)	$1,783,158
Cost of Goods Sold	946,024	680,358	94,963	(280,875)	1,440,470

Gross Profit	245,321	75,308	25,324	(3,265)	342,688
Engineering, Selling, General and Administrative Expenses	149,609	56,985	22,268	—	228,862

Income from Operations	95,712	18,323	3,056	(3,265)	113,826
Interest Expense	(26,440)	(27)	(90)	(597)	(27,154)
Other Income (Expense), Net	43,161	260	170	(29,647)	13,944

Income Before Income Taxes	112,433	18,556	3,136	(33,509)	100,616
Provision for Income Taxes	38,227	7,150	833	(11,990)	34,220

Income Before Extraordinary Item	74,206	11,406	2,303	(21,519)	66,396
Extraordinary Gain	—	19,800	—	—	19,800

Net Income	$74,206	$31,206	$2,303	$(21,519)	$86,196

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 27, 2005

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(89,661)	$39,120	$(4,379)	$6,715	$(48,205)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(45,094)	(9,222)	(6,711)	—	(61,027)
Proceeds Received on Disposition of Plant and Equipment	557	10	191	—	758
Proceeds Received on Sale of Briggs & Stratton Canada	—	—	4,050	—	4,050
Cash Paid for Acquistion, Net of Cash Acquired	(719)	(332,662)	(16,663)	—	(350,044)
Cash Investment in Subsidiary	(369,148)	—	(12,469)	381,617	—
Investment in Joint Venture	(1,500)	—	—	—	(1,500)
Dividends Received	18,674	—	(323)	—	18,351

Net Cash Used in Investing Activities	(397,230)	(341,874)	(31,925)	381,617	(389,412)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	177,691	(44,969)	11,317	(12,469)	131,570
Dividends Paid	(17,455)	—	(5,801)	5,754	(17,502)
Capital Contributions Received	—	349,542	32,075	(381,617)	—
Proceeds from Exercise of Stock Options	19,037	—	—	—	19,037

Net Cash Provided by Financing Activities	179,273	304,573	37,591	(388,332)	133,105

Effect of Exchange Rate Changes	—	—	2,873	—	2,873

Net (Decrease) Increase in Cash and Cash Equivalents	(307,618)	1,819	4,160	—	(301,639)
Cash and Cash Equivalents, Beginning	326,809	4,007	11,578	—	342,394

Cash and Cash Equivalents, Ending	$19,191	$5,826	$15,738	$—	$40,755

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 28, 2004

(In thousands)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(81,486)	$(49,779)	$(17,308)	$17,920	$(130,653)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(30,052)	(4,506)	(898)	—	(35,456)
Proceeds Received on Disposition of Plant and Equipment	556	61	—	—	617
Dividends Received	3,725	—	—	—	3,725
Refund of Cash Paid for Acquisition	5,686	—	(225)	—	5,461

Net Cash Used in Investing Activities	(20,085)	(4,445)	(1,123)	—	(25,653)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans and Notes Payable	(52,251)	52,762	17,078	(17,920)	(331)
Dividends Paid	(14,667)	—	—	—	(14,667)
Proceeds from Exercise of Stock Options	29,415	—	—	—	29,415

Net Cash Provided by (Used in) Financing Activities	(37,503)	52,762	17,078	(17,920)	14,417

Effect of Exchange Rate Changes	—	(675)	2,549	—	1,874

Net Decrease in Cash and Cash Equivalents	(139,074)	(2,137)	1,196	—	(140,015)
Cash and Cash Equivalents, Beginning	304,103	1,575	19,137	—	324,815

Cash and Cash Equivalents, Ending	$165,029	$(562)	$20,333	$—	$184,800

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the third quarter of fiscal 2005 totaled $840 million, an increase of $186 million or 28% when compared to fiscal 2004. The increase is attributable primarily to the inclusion of $108 million in sales from Simplicity and the inclusion of $72 million in sales of Murray product, both acquired in the current fiscal year.

Third quarter net sales for the Engine Segment were $605 million in fiscal 2005 and $582 million in fiscal 2004. The 4%, or $23 million, improvement is the result of a 12% increase in engine shipments that contributed $56 million and a $15 million benefit from favorable exchange rate on Euro denominated sales. These increases were partially offset by an engine mix that favored lower priced product resulting in a net sales reduction of $27 million, lower service parts and component sales of $13 million and an increase in sales incentives in the period. The engine mix and sales incentives were the expected reversals of the favorable experience from the first half of the year. The reduction in service parts and component sales reflects the efforts of our independent distribution network to reduce its inventories in the current year.

Third quarter Power Products Segment sales were $324 million versus $126 million in the same period a year ago. The $198 million improvement is primarily the result of the inclusion of $108 million of sales from Simplicity and $72 million in net sales from the Murray asset acquisition. The remaining increase was the result of generator and pressure washer volume increases. Generator net sales increased 15% while unit volume increased 12%. Generator demand continues to be strong due to continued replenishment of inventory caused by the major hurricane activity in this year’s first fiscal quarter. Net sales growth also reflects price increases instituted in January 2005. Pressure washer net sales increased 17% while unit volume increased 29%. The volume growth reflects the build-up of redesigned product at retail in anticipation of spring and summer demand, as well as the placement of incremental SKU’s at retail. The sales mix of pressure washers favored smaller, lower priced units.

Consolidated net sales for the nine-months ended March 27, 2005 totaled $1,783 million, an increase of $381 million or 27%. This increase reflects the inclusion of $260 million in net sales from Simplicity and $72 million of net sales of Murray product in the current year.

Nine-months sales for the Engine Segment totaled $1,234 million in fiscal 2005 versus $1,174 million in the prior year, a 5% or $60 million improvement. The main drivers for the net sales increases were; $40 million from an engine unit shipment increase of 4% and $33 million from favorable price and Euro exchange rates. Offsetting these increases were lower service parts and component sales of $14.3 million, primarily in the third quarter.

Power Products Segment net sales for nine-months were $715 million compared to $349 million in the prior year. As previously discussed, this increase reflects the inclusion of sales from our Simplicity and Murray acquisitions of $260 million and $72 million, respectively. The remaining improvement was the result of a generator sales increase of 20% due to a volume increase as a result of hurricane activity in the first fiscal quarter. Pressure washer sales were up 3% on a 9% unit volume increase. The mix of pressure washer sales favored smaller, lower priced units.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

GROSS PROFIT MARGIN

The consolidated gross profit margin decreased to 20% from 26% experienced in the preceding year’s third quarter. Engine Segment margins decreased from 27% in the prior year to 22% in the current year. This decline in margin was driven primarily by a $23 million increase in manufacturing costs. The majority of the cost increases reflect $16 million from increased prices on aluminum and steel. We are anticipating raw material and component costs to remain at these higher levels for the remainder of the fiscal year. The remaining increase in manufacturing costs is attributable to $7 million in increased overhead costs, such as utilities and fringe benefits, which were not offset by our ongoing cost reduction efforts. Lower production volume, resulting in $6 million of lower fixed costs absorption, also contributed to the lower Engine Segment margins. Pricing initiatives and a stronger Euro, offset by a negative mix of product that favored lower margined units, contributed $12 million to the Engine Segment margins in the third quarter, but this was not enough to overcome the cost increases. Power Products Segment margins were 11% in the third quarter of fiscal 2005 and fiscal 2004. The acquisition of Simplicity contributed margins of $17 million (7% gross margin) after the application of purchase accounting on acquired inventory. Murray sales in the third quarter were at zero margin after the application of purchase accounting. This reduced the overall segment margin by 3%. The margin on generators and pressure washers improved between years due to lower spending on manufacturing costs in the quarter, an 11% increase in unit production driven primarily by anticipated demand for pressure washers, and a favorable mix of higher margined pressure washers.

The consolidated gross profit margin for the nine-month period decreased from 22% in the prior year to 19% in the current year. The Engine Segment margin decreased from 24% in fiscal 2004 to 22% in fiscal 2005. Manufacturing cost increases of $56 million consisting primarily of increased aluminum and steel prices, were only partially offset by pricing initiatives and a favorable Euro exchange rate. Power Products Segment margins for the nine-month period decreased from 12% in the prior year to 11% in the current year. The acquisition of Simplicity contributed $38 million (6% gross margin) after the application of purchase accounting on acquired inventory. Murray sales were at zero margin after the application of purchase accounting. This reduced the overall segment margin by 1%. The margins on the generator and pressure washer business were flat between years. The impact of lower production volumes and manufacturing cost increases were offset by the increased generator sales volume and price increases.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $68 million in the third quarter of fiscal 2005 versus $53 million in fiscal 2004. The $15 million increase is attributable to the inclusion of Simplicity expenses in the current year.

This category increased $78 million for the nine-month comparative periods. The write-down of the trade receivable from Murray accounts for $39 million of the increase. The remaining increase is attributable to the inclusion of $39 million in expenses of Simplicity.

INTEREST EXPENSE

Interest expense was $10 million in the third quarters of fiscal 2005 and fiscal 2004. Interest expense decreased $2 million for the nine-month comparative periods. The decrease is attributable to lower borrowings between years.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter of fiscal 2005 and 2004 was 34%. The effective tax rate was 34% for the fiscal 2005 nine-month period and 33% in the prior year. The increase in the rate in the current year reflects decreases in foreign income and state tax credits and the elimination of the tax benefit from the closing of a tax audit year.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXTRAORDINARY GAIN

The extraordinary gain in the third quarter of fiscal 2005 represents the difference between the estimated fair value of the selected assets acquired from Murray and the cash paid, after all tax considerations.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine-month period of fiscal 2005 was $48 million, a decrease of $83 million from fiscal 2004, driven by reduced working capital requirements. The nine-month period of fiscal 2005 experienced less of an inventory build-up than the prior year. This was driven primarily by lower generator and pressure washer inventories in the current year. In addition, receivables were lower between years attributable to the elimination of the Murray receivable.

In the nine-month period of fiscal 2005, we used $389 million in investing activities compared to $26 million in fiscal 2004. $350 million of cash was used on acquisitions in the current year. The acquisition of Simplicity used $229 million of cash and $121 million of cash was used for the acquisition of selected Murray assets. Planned increases in capital spending of $26 million and an investment in a joint venture of $2 million were partially offset by cash received on the sale of certain assets of a subsidiary. In the prior year, we received $6 million as a refund of a portion of the cash paid for the BSPPG acquisition in fiscal 2001. The amount was to adjust the original purchase price for the actual value received in acquired receivables and inventory. No such refund was received in the current year. In 2005 we received $13 million in cash dividends from our equity investment in Metal Technologies, Inc., the entity that acquired our two ductile iron foundries in August 1999. These were our first dividends from this investment.

Net cash provided by financing activities was $133 million in fiscal 2005, a $119 million increase from the net cash provided by financing activities in fiscal 2004. The increase is attributable primarily to the issuance of $125 million of Term Notes used to finance the acquisition of selected Murray assets in the current year. Increased dividend payments of $3 million and lower cash from stock option activity in the current year of $10 million, were partially offset by increased net borrowings under pre-existing loan agreements of $7 million.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On March 18, 2005 we increased the maximum amount available under our Revolving Credit Facility to $350 million from $275 million. The amended agreement expires in May 2009.

The $125 million of Term Notes issued on February 11, 2005, require a payment of $40 million on August 11, 2006 with the remainder due February 11, 2008, there is no prepayment penalty. These Notes were used to finance the acquisition of selected Murray assets. We do not believe the Term Notes or the acquisition of selected assets of Murray will significantly alter our future liquidity and capital needs.

We acquired Simplicity in July 2004, using available cash. We do not believe the acquisition of Simplicity will significantly alter our future liquidity and capital needs given its profitability and existing receivable financing arrangements.

We have remaining authorization to buy up to 1.8 million shares of our stock in open market or private transactions under the June 2000 Board of Directors’ authorization to repurchase up to 2.0 million shares. We did not purchase any shares in the first nine-months of fiscal 2005.

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

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 9, 2004 filing of the Company’s Annual Report on Form 10-K other than the issuance of $125 million in variable rate Term Notes with $40 million due August 11, 2006 and the remainder due February 11, 2008. As of March 27, 2005, the interest rate on these notes was 4.04%. As a result, the Company will incur additional interest expense of approximately $1.9 million, $5.1 million, $3.7 million and $2.1 million in fiscal years 2005, 2006, 2007 and 2008, respectively on these notes.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in Briggs & Stratton’s critical accounting policies since the September 9, 2004 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results can differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as those used in the determination of liabilities related to customer rebates, pension obligations, post-retirement benefits, warranty, product liability, health insurance and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. Briggs & Stratton re-evaluates these significant factors as facts and circumstances change.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “approval”, “believe”, “conditions”, “determine”, “estimate”, “evaluate”, “expect”, “forecast”,

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

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

ITE M 1. Legal Proceedings

Briggs & Stratton is subject to various unresolved legal actions which arise in the normal course of its business, the most prevalent of which relate to product liability (including asbestos-related liability) and patent and trademark matters.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the Company and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustion engine up to 20 horsepower that was manufactured by the defendants. The complaint seeks an injunction, compensatory and punitive damages, and attorneys’ fees. The Company intends to vigorously defend this case. On April 20, 2005, the court issued a Stay with respect to this case pending settlement negotiations.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes these unresolved legal actions will not have a material effect on its financial position or results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs & Stratton Power Products Group, LLC, Briggs & Stratton Canada Inc., Murray, Inc. and Murray Canada Co. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2005)

10.2	Transition Supply Agreement, dated February 11, 2005, between Briggs & Stratton Power Products Group, LLC and Murray, Inc. (Form of Transition Supply Agreement filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2005)

10.3 (a)	Term Loan Agreement, dated February 11, 2005, among Briggs & Stratton Corporation and LaSalle Bank N.A., as syndication agent, and Bank of America, N.A., as administrative agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

10.3 (b)	Term Loan Agreement Amendment, dated March 18, 2005, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2005)

10.4 (a)	Multicurrency Credit Agreement dated May 28, 2004, among Briggs & Stratton Corporation, the financial institutions party hereto, and LaSalle Bank National Association, M&I Marshall & Ilsley Bank and U.S. Bank National Association, as co-documentation agents, and Bank of America, N.A., as administrative agent, issuing bank and swing line bank (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 18, 2005)

10.4 (b)	Multicurrency Credit Agreement Amendment dated March 18, 2005, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 18, 2005)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: May 4, 2005	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and
Duly Authorized Officer

EXHIBIT INDEX

Exhibit Number	Description
10.1	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs & Stratton Power Products Group, LLC, Briggs & Stratton Canada Inc., Murray, Inc. and Murray Canada Co. (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2005)

10.2	Transition Supply Agreement, dated February 11, 2005, between Briggs & Stratton Power Products Group, LLC and Murray, Inc. (Form of Transition Supply Agreement filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 25, 2005)

10.3 (a)	Term Loan Agreement, dated February 11, 2005, among Briggs & Stratton Corporation and LaSalle Bank N.A., as syndication agent, and Bank of America, N.A., as administrative agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 11, 2005)

10.3 (b)	Term Loan Agreement Amendment, dated March 18, 2005, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 18, 2005)

10.4 (a)	Multicurrency Credit Agreement dated May 28, 2004, among Briggs & Stratton Corporation, the financial institutions party hereto, and LaSalle Bank National Association, M&I Marshall & Ilsley Bank and U.S. Bank National Association, as co-documentation agents, and Bank of America, N.A., as administrative agent, issuing bank and swing line bank (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated March 18, 2005)

10.4 (b)	Multicurrency Credit Agreement Amendment dated March 18, 2005, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent (Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated March 18, 2005)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)