Form 10-K
period 2005-07-03
BRIGGS & STRATTON CORP
filed 2005-09-16
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JULY 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐   No ☒

The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $2,061,460,445 based on the reported last sale price of such securities as of December 26, 2004, the last business day of the most recently completed second fiscal quarter.

Number of Shares of Common Stock Outstanding at August 17, 2005: 51,845,825.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which Portions
Document	of Document are Incorporated
Proxy Statement for Annual Meeting
on October 19, 2005	Part III

The Exhibit Index is located on page 55.

BRIGGS & STRATTON CORPORATION

FISCAL 2005 FORM 10-K

Cautionary Statement on Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations and other statements located elsewhere in this Annual Report may contain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “objective,” “plan,” “project,” “seek,” “think,” “will” and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on Briggs & Stratton’s current views and assumptions and involve risks and uncertainties that include, among other things: our ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of purchased raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; a successful transition supply agreement with Murray; the actions of other suppliers and the customers of Murray; the ability to successfully realize the maximum market value of acquired assets; work stoppages or other consequences of any deterioration in Murray’s employee relations; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

PART I

ITEM 1.          BUSINESS

Briggs & Stratton is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are primarily aluminum alloy gasoline engines ranging from 3 to 31 horsepower.

Additionally, through its wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC, Briggs & Stratton is a leading designer, manufacturer and marketer of generators (portable and home standby), pressure washers, snow throwers, lawn and garden powered equipment (riding and walk behind mowers, tillers, chipper/shredders, leaf blowers and vacuums) and related accessories.

Briggs & Stratton conducts its operations in two reportable segments: Engines and Power Products. Further information about Briggs & Stratton’s business segments is contained in Note 6 of the Notes to Consolidated Financial Statements.

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

Engines

General

Briggs & Stratton’s engines are used primarily by the lawn and garden equipment industry, which accounted for 80% of fiscal 2005 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 20% of OEM sales in fiscal 2005 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps, pressure washers and snow throwers. Many retailers specify Briggs & Stratton’s engines on the powered equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is only a component. Briggs & Stratton engines are marketed under various brand names including Classic™, Sprint™, Quattro™, Quantum®, INTEK™, I/C®, Industrial Plus™ and Vanguard™.

In fiscal 2005, approximately 23% of Briggs & Stratton’s Engine Segment net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, Italy, Japan, Mexico, New Zealand, Russia, South Africa, Spain, Sweden and United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More detailed information about our foreign operations is in Note 6 of the Notes to Consolidated Financial Statements.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. Briggs & Stratton’s marketing staff and engineers in the United States provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. Briggs & Stratton owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to approximately 40,000 independently owned, authorized service dealers throughout the world. These distributors and service dealers implement Briggs & Stratton’s commitment to reliability and service.

Customers

Briggs & Stratton’s engine sales are made primarily to OEMs. Briggs & Stratton’s three largest engine customers in fiscal year 2005 were AB Electrolux (principally its Electrolux Outdoor Products Group, EOP), MTD Products Inc. (MTD) and Global Garden Products. Briggs & Stratton’s three largest engine customers in fiscal 2004 and 2003 were EOP, MTD and Murray Inc. Sales to EOP and MTD were more than 10% of consolidated net sales in fiscal 2005, 2004 and 2003, respectively. Sales to the top three customers combined were 44%, 51% and 48% of Engine Segment net sales in fiscal 2005, 2004 and 2003, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements.

Briggs & Stratton believes that in fiscal 2005 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as Sears Holdings Corporation (Sears), The Home Depot, Inc. (The Home Depot), Wal-Mart Stores, Inc. (Wal-Mart) and Lowe’s Companies, Inc.  (Lowe’s). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure. Briggs & Stratton expects that this pricing trend will continue in the foreseeable future. Briggs & Stratton believes that a similar trend has developed for its products in industrial and consumer applications outside of the lawn and garden market.

Competition

Briggs & Stratton’s major domestic competitors in engine manufacturing are Honda Motor Co., Ltd. (Honda), Kawasaki Heavy Industries, Ltd. (Kawasaki), Kohler Co. (Kohler) and Tecumseh Products Company (Tecumseh). Several Japanese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with Briggs & Stratton in world markets in the sale of engines to other OEMs and indirectly through their sale of end products. Tecumseh Europa S.p.A., located in Italy, is a major competitor in Europe. Additionally, some Chinese competitors have begun to sell product in Europe.

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

Seasonality of Demand

Sales of engines to lawn and garden OEMs are highly seasonal because of consumer buying patterns. The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Sales of lawn and garden equipment are also influenced by weather conditions. Engine sales in Briggs & Stratton’s fiscal third quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest.

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

Manufacturing

Briggs & Stratton manufactures engines and parts at the following locations: Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff and Rolla, Missouri; Wauwatosa, Wisconsin; and Chongqing, China. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin.

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

Briggs & Stratton has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan and with Starting Industrial of Japan for the production of rewind starters in the United States.

Briggs & Stratton has a strategic relationship with Mitsubishi Heavy Industries (MHI) for the global distribution of air cooled gasoline engines manufactured by MHI in Japan under Briggs & Stratton’s Vanguard™ brand.

Power Products

General

Briggs & Stratton Power Products Group, LLC’s (BSPPG) four principal product lines include generators, pressure washers, snow throwers and lawn and garden powered equipment. BSPPG sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers. BSPPG product lines are marketed under various brands including Briggs & Stratton, Craftsman®, Ferris, Giant Vac, Murray, Simplicity, Snapper and Troybuilt®.

BSPPG has a network of 9,500 independent dealers worldwide for the sale and service of snow throwers and lawn and garden powered equipment.

To support its international business, BSPPG has leveraged the existing Briggs & Stratton worldwide distribution network.

Customers

BSPPG sells to consumer home centers and warehouse clubs, as well as mass merchants and independent dealers. Historically, BSPPG’s major customers have been Lowe’s, The Home Depot and Sears. Other U.S. retail customers include Tractor Supply Inc., True Value Company, Sam’s Club and Wal-Mart.

Competition

The principal competitive factors in the power products industry include price, service, product performance, technical innovation and delivery. In the manufacture and sale of generators, BSPPG competes primarily with Coleman Powermate and Honda. BSPPG has various competitors, depending on the type of equipment. Primary competitors include: Honda (generators, pressure washers and lawn and garden equipment), Coleman Powermate Corporation (generators), DeVilbiss Air Power Company, a Division of Black & Decker (pressure washers), Alfred Karcher GmbH & Co. (pressure washers), John Deere (lawn mowers), MTD (lawn mowers), the Toro Company (lawn mowers), and Scag Power Equipment, a Division of Metalcraft of Mayville, Inc. (commercial lawn mowers).

BSPPG believes it has a significant share of the North American market for generators and consumer pressure washers.

Seasonality of Demand

Sales of BSPPG’s products are subject to seasonal patterns. Due to seasonal and regional weather factors, sales of pressure washers and lawn and garden powered equipment are typically higher during the fiscal third and fourth quarters than at other times of the year. Sales of generators and snow throwers are typically higher during the summer and fall seasons.

Manufacturing

BSPPG’s manufacturing facilities are located in Jefferson, Watertown and Port Washington, Wisconsin; McDonough, Georgia and Munnsville, New York. BSPPG also purchases certain powered equipment under contract manufacturing agreements.

BSPPG manufactures core components for its products, where such integration improves operating profitability by providing lower costs.

BSPPG purchases engines from its parent, Briggs & Stratton, as well as from Generac Power Systems, Inc., Honda, Kawasaki, Kohler and Tecumseh. BSPPG has not experienced any difficulty obtaining necessary purchased components.

To service BSPPG’s international customer base more effectively, BSPPG designs and assembles its international products at its U.S. locations and through a contract manufacturing arrangement in the Netherlands. In addition, Briggs & Stratton has a facility in China that serves both U.S. and international markets.

Consolidated

General Information

Briggs & Stratton holds patents on features incorporated in its products; however, the success of Briggs & Stratton’s business is not considered to be primarily dependent upon patent protection. The Company owns several trademarks which it believes significantly affect a consumer’s choice of outdoor powered equipment and therefore create value. Licenses, franchises and concessions are not a material factor in Briggs & Stratton’s business.

For the years ending July 3, 2005, June 27, 2004 and June 29, 2003, Briggs & Stratton spent approximately $33.5 million, $25.9 million and $26.4 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by Briggs & Stratton during the fiscal year was 9,169. Employment ranged from a low of 9,084 in June 2005 to a high of 9,230 in January 2005.

Export Sales

Export sales for fiscal 2005, 2004 and 2003 were $477.4 million (18% of net sales), $362.4 million (19% of net sales) and $400.5 million (24% of net sales), respectively. These sales were principally to customers in European countries. Refer to Note 6 of the Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 13 of the Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

ITEM 2.          PROPERTIES

The corporate offices and one of Briggs & Stratton’s engine manufacturing facilities are located in Wauwatosa, Wisconsin. Briggs & Stratton also has engine manufacturing facilities in Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff and Rolla, Missouri and Chongqing, China. These are owned facilities containing approximately 3.3 million square feet of office and production area. Briggs & Stratton occupies warehouse space totalling approximately 380,000 square feet in Menomonee Falls, Wisconsin under a reservation of interest agreement. Briggs & Stratton also leases warehouse space in the localities of its engine manufacturing facilities, except Wisconsin and China, totalling approximately 500,000 square feet.

BSPPG maintains office space and manufacturing facilities in Jefferson and Port Washington, Wisconsin; McDonough, Georgia; Munnsville, New York and Qingpu, China. Of these, the domestic facilities are owned and contain approximately 1.5 million square feet. BSPPG also leases warehouse space in Jefferson, Watertown and Port Washington, Wisconsin; McDonough, Georgia; Grand Prairie, Texas; Greenville, Ohio and Reno, Nevada totalling approximately 1.1 million square feet. Additionally, the Qingpu, China facility is leased and contains approximately 124,000 square feet.

The engine business is seasonal, with demand for engines at its height in the winter and early spring. Engine manufacturing operations run at capacity levels during the peak season, with many operations running three shifts. Engine operations generally run fewer shifts in the summer, when demand is weakest and production levels are lower. During the winter, when finished goods inventories reach their highest levels, owned warehouse space may be insufficient and warehouse capacity may be expanded through rented space.

Briggs & Stratton leases approximately 290,000 square feet of space to house its foreign sales and service operations in Australia, Austria, Brazil, Canada, the Czech Republic, England, France, Germany, Italy, Japan, Mexico, the Netherlands, New Zealand, Russia, South Africa, Spain, Sweden, Switzerland and United Arab Emirates.

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

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the Company and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustible engine up to 20 horsepower that was manufactured by defendants. The complaint seeks an injunction, compensatory and punitive damages, and attorneys’ fees. The Company intends to vigorously defend this case. On April 20, 2005, the court issued an order staying proceedings in the case pending settlement negotiations.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes these unresolved legal actions will not have a material effect on its financial position.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended July 3, 2005.

Executive Officers of the Registrant

Name, Age, Position	Business Experience for Past Five Years

JOHN S. SHIELY, 53 Chairman, President and Chief Executive Officer (1)(2)(3)

Mr. Shiely was elected to his current position effective January 2003, after serving as President and Chief Executive Officer since July 2001 and President and Chief Operating Officer since August 1994.

TODD J. TESKE, 40 Executive Vice President and Chief Operating Officer

Mr. Teske was elected to his current position effective September 2005 after serving as Senior Vice President and President – Briggs & Stratton Power Products Group, LLC since September 2003. He previously served as Vice President and President – Briggs & Stratton Power Products Group, LLC since February 2003. He also served as Vice President – Corporate Development from March 2001 after serving as Controller since October 1998.

JAMES E. BRENN, 57 Senior Vice President and Chief Financial Officer	Mr. Brenn was elected to his current position in October 1998, after serving as Vice President and Controller since November 1988. He also served as Treasurer from November 1999 until January 2000.

DAVID G. DEBAETS, 42 Vice President and General Manager – Large Engine Division

Mr. DeBaets was elected to his current position effective September 2003. He has served as Vice President and General Manager – Large Engine Division since April 2000. He also served as Vice President and General Manager – Die Cast Components from May 1996 to April 2000.

RICKY T. DILLON, 34 Controller	Mr. Dillon was elected an executive officer effective September 1, 2004. He has served as Controller since March 2002. He was previously employed by Arthur Andersen LLP for 9 years.

MARK R. HAZELTINE, 62 Vice President and Sales Manager – Consumer Products

Mr. Hazeltine was elected to his current position in May 2002, after serving as Vice President and Sales Manager – Consumer Lawn & Garden since July 1999. He also served as Sales Manager from February 1995 to June 1999.

ROBERT F. HEATH, 57 Secretary

Mr. Heath was elected to his current position in January 2002. He served as Assistant Secretary from January 2001 to December 2001. In addition, Mr. Heath is Vice President and General Counsel and has served in these positions since January 2001. He also served as General Counsel since December 1997.

PAUL M. NEYLON, 58 Senior Vice President and President – Engine Power Products Group

Mr. Neylon was elected to his current position effective September 2005, after serving as Senior Vice President – Engine Products Group since October 2001. He previously served as Senior Vice President – Production, from August 2000 to October 2001 and as Vice President – Production from May 1999 to July 2000. He also served as Vice President – Operations Support since January 1999 and prior to that held the position of Vice President and General Manager – Spectrum Division.

WILLIAM H. REITMAN, 49 Vice President – Sales & Marketing	Mr. Reitman was elected to his current position effective October 2004, after serving as Vice President – Marketing since November 1995.

THOMAS R. SAVAGE, 57 Senior Vice President – Administration

Mr. Savage was elected to his current position effective July 1997, after serving as Vice President – Administration and General Counsel since November 1994. He also served as Secretary from November 1999 to June 2000.

MICHAEL D. SCHOEN, 45 Senior Vice President and President – International Power Products Group

Mr. Schoen was elected to his current position effective September 2005 after serving as Vice President – International Group since July 2001. He was elected an executive officer in August 2000, after serving as Vice President – Operations Support since July 1999. He previously held the position of Vice President – International Operations since July 1996.

VINCENT R. SHIELY, 45 Vice President and President – Home Power Products Group (3)

Mr. Shiely was elected to his current position effective September 2005, after serving as Vice President and General Manager – Home Power Products Division since October 2004. He previously served as Vice President and General Manager – Engine Products Group since September 2002. He has also served as Vice President and General Manager – Business Units since December 2001, and as Vice President and General Manager – Electrical Products Division since October 1998.

CARITA R. TWINEM, 50 Treasurer	Ms. Twinem was elected to her current position in February 2000, after serving as Tax Director since July 1994.

JOSEPH C. WRIGHT, 46 Vice President and President – Yard Power Products Group

Mr. Wright was elected to his current position in September 2005 after serving as Vice President and General Manager – Lawn and Garden Division. He was elected an executive officer effective September 2002. He previously served as Vice President and General Manager – Small Engine Division since July 1997.

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

PART II

ITEM 5.                            MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Briggs & Stratton common stock and its common share purchase rights are traded on the NYSE under the symbol “BGG”. Information required by this Item is incorporated by reference from the “Quarterly Financial Data, Dividend and Market Information” (unaudited) on page 50.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Briggs & Stratton did not make any purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act.

ITEM 6.                             SELECTED FINANCIAL DATA

Fiscal Year (dollars in thousands, except per share data)	2005	2004	2003	2002	2001

SUMMARY OF OPERATIONS (1) (2)
NET SALES	$2,654,875	$1,947,364	$1,657,633	$1,529,300	$1,306,638
GROSS PROFIT ON SALES	504,891	439,872	328,079	269,964	233,255
PROVISION FOR INCOME TAXES	57,548	68,890	37,940	27,390	23,860
INCOME BEFORE EXTRAORDINARY GAIN	116,767	136,114	80,638	53,120	48,013
INCOME BEFORE EXTRAORDINARY GAIN PER SHARE OF COMMON STOCK:
Basic Earnings	2.27	3.01	1.86	1.23	1.11
Diluted Earnings	2.25	2.77	1.74	1.18	1.11
PER SHARE OF COMMON STOCK:
Cash Dividends	.68	.66	.64	.63	.62
Shareholders’ Investment	$17.22	$16.03	$11.83	$10.39	$9.79
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	51,472	45,286	43,279	43,230	43,196
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	51,954	50,680	48,959	48,904	43,932

OTHER DATA (1) (2)
SHAREHOLDERS’ INVESTMENT	$889,186	$817,595	$514,987	$449,646	$422,752
LONG-TERM DEBT	486,321	360,562	503,397	499,022	508,134
CAPITAL LEASES	1,988	—	—	—	—
TOTAL ASSETS	1,998,968	1,637,153	1,475,193	1,356,601	1,306,243
PLANT AND EQUIPMENT	981,943	867,987	876,664	879,635	890,191
PLANT AND EQUIPMENT, NET OF RESERVES	434,830	356,542	370,784	395,215	416,361
PROVISION FOR DEPRECIATION	66,348	59,816	58,325	61,091	56,117
EXPENDITURES FOR PLANT AND EQUIPMENT	86,075	52,962	40,154	43,928	61,322
WORKING CAPITAL	$766,537	$681,432	$505,752	$411,241	$381,443
Current Ratio	3.2 to 1	3.3 to 1	2.7 to 1	2.6 to 1	2.6 to 1
NUMBER OF EMPLOYEES AT YEAR-END	9,073	7,732	7,249	6,971	6,974
NUMBER OF SHAREHOLDERS AT YEAR-END	4,058	4,230	4,503	4,686	4,129
QUOTED MARKET PRICE:
High	$44.50	$44.22	$25.75	$24.20	$24.19
Low	$30.83	$24.68	$15.38	$14.83	$15.19

(1)          The amounts include the acquisitions of Generac Portable Products, Inc. since May 15, 2001, Simplicity Manufacturing, Inc. since July 7, 2004, and certain assets of Murray, Inc. and Murray Canada Co. since February 11, 2005. Refer to the Notes to Consolidated Financial Statements.

(2)          Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

Acquisitions

On July 7, 2004, Briggs & Stratton Corporation and its subsidiary, Briggs & Stratton Power Products Group, LLC, acquired Simplicity Manufacturing, Inc. (“Simplicity”) for $227 million plus certain transaction related expenses. Simplicity designs, manufactures and markets a wide variety of premium yard and garden tractors, lawn tractors, riding mowers, snow throwers, attachments, and other lawn and garden products like rototillers and chipper shredders. On February 11, 2005, Briggs & Stratton Corporation and its subsidiaries Briggs & Stratton Power Products Group, LLC and Briggs & Stratton Canada Inc. acquired certain assets of Murray, Inc. and Murray Canada Co (collectively “Murray”) for $121 million and entered into a transition supply agreement (“TSA”). The TSA gave Briggs & Stratton the right to purchase finished lawn, garden and snow products from Murray for a period up to eighteen months. Briggs & Stratton has reached an agreement with Murray to end the TSA effective September 30, 2005. See Note 3 of the Notes to Consolidated Financial Statements for detailed information on these acquisitions.

Results of Operations

FISCAL 2005 COMPARED TO FISCAL 2004

Net Sales

Fiscal 2005 consolidated net sales were approximately $2.7 billion, an increase of $708 million, or 36% compared to the previous year. The increase is attributable almost entirely to growth within the Power Products Segment.

Engine Segment net sales were $1.7 billion versus $1.6 billion in the prior year, an improvement of $122 million or 8%. The improvement was the result of a 10% engine unit shipment increase, which contributed $148 million; and $35 million from pricing and a favorable Euro exchange rate. The increase in Engine unit shipments was driven by market share gains as well as $119 million in increased shipments to our Power Products Segment, that were eliminated in consolidation. These favorable items were offset by: a mix of product that favored lower priced units and $22 million of lower service and component sales.

Power Products net sales were $1.2 billion versus $489 million in the prior year, a $704 million increase. The acquisition of Simplicity and Murray contributed $389 and $214 million respectively to the Segment’s growth. In addition, increased generator demand sparked by unprecedented hurricane activity early in the year, as well as Florida legislation that provided for a tax holiday on purchases of hurricane related supplies late in the fiscal year, resulted in increased segment sales of $102 million.

Gross Profit

Consolidated gross profit increased $65 million between years. The acquisition of Simplicity added $69 million. The sales of Murray branded products and components added $2 million. These increases along with other volume and price improvements in both segments were offset by significant cost increases, which led to margin percentage decreases in both segments.

Engine Segment margins decreased from 24% in fiscal 2004 to 21% in fiscal 2005. Pricing improvements, including the impact of the Euro, added $35 million to the Engine Segment margin. Manufacturing cost reduction programs contributed an additional $12 million. These positive margin enhancers were not enough to overcome a $59 million increase in manufacturing costs, primarily overhead, raw materials and component costs, and a $19 million decrease from a mix of lower margined product. Consistent with the prior year, the cost increases reflect initiatives by many vendors to pass along higher costs due to price pressures on scrap aluminum and steel. We currently anticipate that our 4.5% price increase and continued manufacturing cost reduction efforts should offset these costs in fiscal 2006.

The Power Products Segment margin decreased to 11% in fiscal 2005 from 12% in fiscal 2004. The acquisition of Simplicity contributed 9% gross margin in fiscal 2005 after the application of purchase accounting on acquired inventory. Murray sales were essentially at a zero margin after the application of purchase accounting, which reduced the overall segment margin by 3%. The margins on generators and pressure washers declined between years as the $10 million impact of pricing improvements was offset by component and freight costs on expedited shipments to meet generator demand early in the year. In addition, Euro purchases reduced the gross margin of the Power Products Segment by $4 million. Under the Company’s foreign currency management program, this negative impact on margins was offset by the positive impact of the Euro discussed for the Engine Segment.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs increased $108 million or 53% compared to fiscal 2004. The write-off of a trade receivable from Murray, Inc. accounts for $39 million of the increase. The acquisition of Simplicity added another $56 million to the category. The remaining increase is attributable to planned increases in advertising expenses, increased salaries and fringe benefits, and increased international variable selling costs, including $1 million from the impact of a stronger Euro.

Interest Expense

Interest expense decreased approximately $1 million in fiscal 2005 compared to fiscal 2004. The decrease is attributable to lower borrowings between years.

Other Income

Other income increased $12 million between fiscal years 2005 and 2004. The increase is due to the receipt of $12 million in cash dividends from an equity investment in preferred stock of Metal Technologies, Inc., the entity that acquired two ductile foundries from the Company in August of 1999. Refer to Note 9 of the Notes to Consolidated Financial Statements for the details of the components of other income.

Provision for Income Taxes

The effective tax rate decreased from 34% in fiscal 2004 to 33% in fiscal 2005. The decrease is primarily attributable to a tax benefit on dividend income in the current year.

Extraordinary Gain

The extraordinary gain represents the difference between the estimated fair value of the selected assets acquired from Murray and the cash paid, after all tax considerations. See Note 3 of the Notes to Consolidated Financial Statements for additional information on this acquisition.

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

Other Income

Other income remained at approximately $9 million in fiscal 2004, consistent with prior years. Refer to Note 9 of the Notes to Consolidated Financial Statements for detail of the components of other income.

Provision for Income Taxes

The effective tax rate increased from 32% in fiscal 2003 to 34% in fiscal 2004. The rate reflects less of a benefit from foreign and state tax credits. Earnings from some of our foreign subsidiaries were down due to market conditions, while the domestic income contribution increased. The impact of lower tax credits was offset by a reduction in the tax provision due to the closing of a tax audit year and recording additional tax benefits related to the filing of our fiscal 2003 income tax return.

Liquidity and Capital Resources

FISCAL YEARS 2005, 2004 AND 2003

Cash flows from operating activities were $149 million, $50 million and $174 million in fiscal 2005, 2004 and 2003 respectively.

The fiscal 2005 cash flows from operations were $98 million higher than the prior year. Fiscal 2005 did not experience the significant increase in inventories experienced in 2004, resulting in a $142 million improvement in cash flows in fiscal 2005. During fiscal 2004, inventories for engines and power products were increased to what management believes are a more normal level. Accordingly, no such incremental inventory build-up was required in fiscal 2005. Offsetting the favorable impact of inventory levels on cash flows was a $27 million reduction in accounts payable and accrued liabilities between years. The decrease is primarily attributable to a $19 million reduction in incentive compensation accruals between years and $5 million in lower rebate accruals.

The fiscal 2004 cash flows from operating activities were $123 million lower than the prior year. Fiscal 2004 experienced a significant increase in inventory levels, which reduced cash flows from operating activities by $129 million in fiscal 2004 and $117 million between years. Engine inventories increased $76 million between years. This increase is attributable to strong production levels through the end of the fiscal year driven by a strong selling season at retail. In addition, we believed that the increased inventory was needed to meet our forecast for fiscal 2005. Our Power Products Segment also experienced an increase in inventory levels of $53 million between years. This increase in inventory reflects strong production levels throughout the year in order to replenish depleted inventories after the demand creating events for generators in fiscal 2004. Pressure washer inventory levels reflected increasing demand for the product due to significant market growth in the category. Inventory on hand will always reflect demand and our ability to respond to market changes at our production facilities in a timely manner.

Also contributing to the lower cash flows from operating activities in fiscal 2004 were increased receivables growth between years of $23 million, which reflects our sales growth at both Segments and timing of payments, lower payable increases between years of $40 million and lower deferred tax provisions between years of $11 million. Offsetting these reductions in cash flows in fiscal 2004 were increased earnings of $55 million, a reduction in prepaid expenses between years of $7 million and lower pension income of $7 million.

The fiscal 2003 cash flows from operating activities were $26 million lower than the prior year. Fiscal 2003 did not experience the significant reduction in inventory investment experienced in fiscal 2002, which caused cash flows to be $134 million less between years. Inventory levels are a function of planned production levels based on anticipated demand, contrasted with actual sell through of product at retail. In fiscal 2001 the market was soft resulting in lower than anticipated sales for the year and increased inventory levels throughout the channel. As a result of the unusually high inventory levels at the end of fiscal 2001, we lowered our planned production in 2002. The 2002 lawn and garden selling season was strong, and we were successful in getting our inventory levels back to a level we considered normal. The fiscal 2003 selling season was also strong resulting in no significant change in our inventory levels.

Offsetting this reduction in cash flows in fiscal 2003 were improved cash flows related to increased earnings of $28 million, a lower accounts receivable increase between years of $51 million and higher current liabilities of $19 million. Accounts receivable levels increased in fiscal 2002 because of strong fourth quarter sales versus the prior year. Sales strength in the fourth quarter was similar between fiscal 2003 and 2002 resulting in an accounts receivable balance that did not change significantly. Current liabilities, primarily accruals for profit sharing were greater between years because better performance in fiscal 2003 resulted in larger bonus awards than the prior year.

Cash used in investing activities was $437 million, $47 million and $33 million in fiscal 2005, 2004 and 2003, respectively. These cash flows include capital expenditures of $86 million, $53 million and $40 million in fiscal 2005, 2004 and 2003, respectively. The capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products.

In fiscal 2005, cash used in investing activities also includes $232 million in cash paid for the Simplicity acquisition and $122 million for the acquisition of certain Murray assets.

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

Briggs & Stratton provided cash from financing activities totaling $106 million and $13 million in fiscal 2005 and 2004 respectively. Briggs & Stratton used $37 million of cash in financing activities in fiscal 2003. Early in fiscal 2005 the Company used its available cash to finance the acquisition of Simplicity. To finance the acquisition of the Murray assets the Company issued $125 million in term notes in fiscal 2005. The Company incurred $1 million in fees in fiscal 2005 negotiating the term notes and an amendment to its revolving credit facility. During fiscal 2004, Briggs & Stratton did not use its revolver to finance working capital needs. In fiscal 2003 the Company used available cash to pay off its short-term loans and notes payable of $15 million.

During fiscal 2005, the Company received $20 million from the exercise of stock options compared to $45 million in fiscal 2004 and $5 million in fiscal 2003. The stock and option activity is a direct reflection of the market value of the Company’s stock and option strike prices that encourage the exercise of the options.

During fiscal 2003, the Company paid down $15 million of its short-term loans and notes payable. These loans were primarily used to fund the short-term working capital needs of Briggs & Stratton’s foreign operations. Given the level of cash flows the last two fiscal years and the available cash on hand, Briggs & Stratton made the decision to pay off these borrowings and fund these operations with available cash. Briggs & Stratton did not use its revolver to finance working capital needs during fiscal 2004. In fiscal 2004, Briggs & Stratton also incurred $2 million to negotiate a new revolving credit agreement.

Future Liquidity and Capital Resources

Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009. This credit facility will be used to fund seasonal working capital requirements and other financing needs. This facility and Briggs & Stratton’s other indebtedness contain certain restrictive covenants described in Note 8 of the Notes to Consolidated Financial Statements.

Briggs & Stratton expects capital expenditures to be $80 million in fiscal 2006. These anticipated expenditures reflect our plans to continue to reinvest in equipment, new products, and capacity enhancements.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and access to debt markets will be adequate to fund Briggs & Stratton’s capital requirements for the foreseeable future.

Financial Strategy

Management believes that the value of Briggs & Stratton is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. Consequently, management’s first priority is to reinvest capital into physical assets and products that maintain or grow the global cost leadership and market positions that Briggs & Stratton has achieved, and drive the economic value of the Company. Management’s next financial objective is to identify strategic acquisitions or alliances that enhance revenues and provide a superior economic return. Several successful joint ventures and the acquisition of Generac Portable Products, Inc. and Simplicity are examples of our successful execution of this strategy. Finally, management believes that when capital cannot be invested for returns greater than the cost of capital, we should return capital to the capital providers through dividends and/or stock buy-back.

Off-Balance Sheet Arrangements

Briggs & Stratton has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements. Briggs & Stratton’s significant contractual obligations include our debt agreements and certain employee benefit plans.

Briggs & Stratton is subject to financial and operating restrictions in addition to certain financial covenants under its domestic debt agreements. As is fully disclosed in Note 8 of the Notes to Consolidated Financial Statements, these restrictions could limit our ability to: pay dividends; incur further indebtedness; create liens; enter into sale and/or leaseback transactions; consolidate, sell or lease all or substantially all of our assets; and dispose of assets or the proceeds of our assets. We believe we will remain in compliance with these covenants in fiscal 2006. Briggs & Stratton has obligations concerning certain employee benefits including its pension plans, post retirement benefit obligations and deferred compensation arrangements. All of these obligations are recorded on our Balance Sheets and disclosed more fully in the Notes to Consolidated Financial Statements.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of July 3, 2005 is as follows (in thousands):

	2006	2007-2008	2009-2010	Thereafter	Total
Long-Term Debt	$—	$215,000	$—	$275,000	$490,000
Interest on Long-Term Debt	36,530	63,327	48,813	17,288	165,958
Capital Leases	758	1,539	—	—	2,297
Operating Leases	11,508	16,578	9,609	7,019	44,714
Consulting Agreement	288	175	—	—	463
Transition Supply Agreement	92,513	—	—	—	92,513
	$141,597	$296,619	$58,422	$299,307	$795,945

As of July 3, 2005, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.

Other Matters

Labor Agreement

Briggs & Stratton has collective bargaining agreements with its unions. These agreements expire at various times ranging from 2006-2008.

Emissions

The U.S. Environmental Protection Agency (EPA) has developed national emission standards under a two phase process for small air cooled engines. Briggs & Stratton currently has a complete product offering which complies with the EPA’s Phase I engine emission standards. The Phase II program imposes more stringent standards over the useful life of the engine and has been phased in for Class II (225 or greater cubic centimeter) displacement engines and will be phased in through 2008 for Class I (under 225 cubic centimeter) displacement engines. The majority of Briggs & Stratton’s engines are certified to be compliant with the EPA’s Phase II standards.  Accordingly, Briggs & Stratton does not believe compliance with the new standards will have a material adverse effect on its financial position or results of operations.

EPA is also evaluating the development of Phase III standards to further reduce engine exhaust emissions and to control evaporative emissions from small off-road engines and equipment they are used in. A draft regulation is scheduled for publication in early calendar year 2006. We cannot predict the scope of any proposal or of the final regulations that EPA may ultimately adopt, and accordingly cannot estimate what, if any, impact such regulations could have on future financial performance.

The California Air Resources Board (CARB) staff issued a revised proposed Tier 3 regulation requiring additional reductions to engine exhaust emissions and also requiring new controls on evaporative emissions from small engines. The CARB staff proposal is phased in between 2006 and 2008 depending upon the size of the engine and type of control. While Briggs & Stratton believes the cost of the proposed regulation on a per engine basis may be significant, Briggs & Stratton does not believe the CARB staff proposal will have a material effect on its financial condition or results of operations. This assessment is based on a number of factors, including federal regulation, which precludes other states from opting into the California standard, revisions CARB made to its proposal from that published in September 2003 in response to recommendations from Briggs & Stratton and others in the regulated category, the fact that California represents a relatively small percentage of Briggs & Stratton’s engine sales and our ability and intention to pass increased costs associated with the CARB regulation on to California consumers.

The European Commission adopted an engine emission Directive regulating exhaust emissions from engines manufactured by Briggs & Stratton. The Directive parallels the regulation previously promulgated by the U.S. EPA. Stage 1 was effective in February, 2004 and Stage 2 will be phased in from 2005 to 2007, with some limited extensions available for specific size and type engines until 2010. Briggs & Stratton’s full European product line has been compliant with Stage 1 since 2004. Briggs & Stratton intends to have a full European product line compliant with Stage 2. Briggs & Stratton does not believe compliance with the Directive will have a material adverse effect on its financial position or results of operations.

Critical Accounting Policies

Briggs & Stratton’s critical accounting policies are more fully described in Note 2 and Note 14 of the Notes to Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

The Company’s estimate of income taxes payable, deferred income taxes, and the effective tax rate is based on a complex analysis of many factors including interpretations of Federal, state and foreign income tax laws, the difference between tax and financial reporting bases of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known. In addition, Federal, state and foreign taxing authorities periodically review the Company’s estimates and interpretation of income tax laws. Adjustments to the effective income tax rate and recorded assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.

The pension benefit obligation and related pension income are calculated in accordance with Statement of Financial Accounting Standard (SFAS) No. 87, “Employer’s Accounting for Pensions”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at July 3, 2005 used a discount rate of 5.25% and an expected rate of return on plan assets of 8.75%.  Our discount rate was selected using a benchmark approach against the Moody’s Aa Corporate Bond rate and the Citigroup Pension Liability Index. A .25% decrease in the discount rate would increase annual pension expense by approximately $1.2 million. A .25% decrease in the expected return on plan assets would increase our annual pension expense by approximately $2.0 million.

The other postretirement benefits obligation and related expense charge are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $22.2 million and would increase the service and interest cost by $1.7 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $20.3 million and decrease the service and interest cost by $1.5 million.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement 123R, “Share-Based Payment,” to be effective for annual periods beginning after June 15, 2005; thereby, becoming effective for Briggs & Stratton in the first quarter of fiscal 2006. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the income statement. The cost is recognized over the requisite service period based on fair values measured on grant dates. The new standard may be adopted using either the modified prospective transition method or the modified retrospective method. We are currently evaluating our share-based employee compensation programs, the potential impact of this statement on our consolidated financial position and results of operations, and the alternative adoption methods.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement is effective for the company on July 2, 2006. The company does not believe the adoption of SFAS No. 151 will have a material impact on its Consolidated Financial Statements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Briggs & Stratton is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, Briggs & Stratton uses financial instruments. Briggs & Stratton does not hold or issue financial instruments for trading purposes.

Foreign Currency

Briggs & Stratton’s earnings are affected by fluctuations in the value of the U.S. dollar against the Japanese Yen and the Euro. The Yen is used to purchase engines from Briggs & Stratton’s joint venture. Briggs & Stratton purchases components in Euros from third parties and receives Euros for certain products sold to European customers. Briggs & Stratton’s foreign subsidiaries’ earnings are also influenced by fluctuations of the local currency against the U.S. dollar as these subsidiaries purchase inventory from the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At July 3, 2005, Briggs & Stratton had the following forward foreign exchange contracts outstanding with the Fair Value (Gains) Losses shown (in thousands):

Hedge	Notional	Fair Market	Conversion	(Gain)/Loss
Currency	Value	Value	Currency	at Fair Value
Japanese Yen	2,550,000	$23,240	U.S.	$1,221
Euro	35,000	$42,319	U.S.	$(1,585)
Australian Dollars	2,391	$1,781	U.S.	$(11)

All of the above contracts expire within twelve months.

Fluctuations in currency exchange rates may also impact the shareholders’ investment in Briggs & Stratton. Amounts invested in Briggs & Stratton’s non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Shareholders’ Investment increased $0.9 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on July 3, 2005 was $87.3 million.

Interest Rates

Briggs & Stratton is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions.

On July 3, 2005, Briggs & Stratton had the following short-term loans outstanding (in thousands):

		Weighted Average
Currency	Amount	Interest Rate
Australian Dollars	250	7.19%
Euro	214	5.00%

These loans carry variable interest rates. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate, would increase (decrease) interest expense by $5 thousand.

Long-term loans, net of unamortized discount, consisted of the following (in thousands):

Description		Amount	Maturity
7.25%	Senior Notes	$89,589	2007
8.875%	Senior Notes	$271,732	2011
Variable Rate Term Notes		$125,000	2008

The Senior Notes carry fixed rates of interest and are therefore not subject to market fluctuation. The Variable Rate Term Note is subject to interest rate fluctuations, therefore an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by $1.25 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JULY 3, 2005 AND JUNE 27, 2004

(in thousands)

	2005	2004
ASSETS
CURRENT ASSETS:

Cash and Cash Equivalents	$161,573	$342,394
Receivables, Less Reserves of $5,461 and $1,584, Respectively	360,786	230,510
Inventories:
Finished Products and Parts	283,405	206,638
Work in Process	174,648	124,483
Raw Materials	11,612	6,610
Total Inventories	469,665	337,731
Deferred Income Tax Asset	92,251	47,623
Prepaid Expenses and Other Current Assets	34,930	23,735
Total Current Assets	1,119,205	981,993

GOODWILL	253,066	151,991

OTHER INTANGIBLE ASSETS, Net	96,445	175

INVESTMENTS	49,783	49,259

PREPAID PENSION	—	81,730

DEFERRED LOAN COSTS, Net	6,016	6,325

OTHER LONG-TERM ASSETS, Net	39,623	9,138

PLANT AND EQUIPMENT:

Land and Land Improvements	20,554	16,027
Buildings	172,093	163,621
Machinery and Equipment	768,091	674,047
Construction in Progress	21,205	14,292
	981,943	867,987
Less - Accumulated Depreciation	547,113	511,445
Total Plant and Equipment, Net	434,830	356,542
	$1,998,968	$1,637,153

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JULY 3, 2005 AND JULY 27, 2004

(in thousands, except per share data)

	2005	2004
LIABILITIES AND SHAREHOLDERS’ INVESTMENT

CURRENT LIABILITIES:

Accounts Payable	$155,973	$120,409
Short-term Debt	443	3,127
Accrued Liabilities:
Wages and Salaries	42,715	55,528
Warranty	59,625	43,148
Accrued Postretirement Health Care Obligation	26,000	22,000
Other	67,912	56,349
Total Accrued Liabilities	196,252	177,025
Total Current Liabilities	352,668	300,561
DEFERRED INCOME TAX LIABILITY	113,794	70,454

ACCRUED PENSION COST	47,944	20,603

ACCRUED EMPLOYEE BENEFITS	15,125	14,201

ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	77,607	38,248

LONG-TERM DEBT	486,321	360,562

OTHER LONG-TERM LIABILITIES	16,323	14,929

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ INVESTMENT:

Common Stock -
Authorized 120,000* and 60,000 Shares $.01 Par Value, Issued 57,854* and 28,927 Shares	579	289
Additional Paid-In Capital	55,793	48,657
Retained Earnings	1,029,329	927,766
Accumulated Other Comprehensive (Loss) Income	(48,331)	4,028
Unearned Compensation on Restricted Stock	(1,985)	(1,490)
Treasury Stock at cost,
6,114* Shares in 2005 and 3,382 Shares in 2004	(146,199)	(161,655)
Total Shareholders’ Investment	889,186	817,595
	$1,998,968	$1,637,153

*    Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Earnings

FOR THE FISCAL YEARS ENDED JULY 3, 2005, JUNE 27, 2004 AND JUNE 29, 2003

(in thousands, except per share data)

	2005	2004	2003
NET SALES	$2,654,875	$1,947,364	$1,657,633
COST OF GOODS SOLD	2,149,984	1,507,492	1,329,554
Gross Profit	504,891	439,872	328,079
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	314,123	205,663	178,157
Income from Operations	190,768	234,209	149,922
INTEREST EXPENSE	(36,883)	(37,665)	(40,389)
OTHER INCOME, Net	20,430	8,460	9,045
Income Before Provision for Income Taxes	174,315	205,004	118,578
PROVISION FOR INCOME TAXES	57,548	68,890	37,940
Income Before Extraordinary Item	116,767	136,114	80,638
EXTRAORDINARY GAIN - NEGATIVE GOODWILL	19,800	—	—
NET INCOME	$136,567	$136,114	$80,638
EARNINGS PER SHARE DATA*
Weighted Average Shares Outstanding	51,472	45,286	43,279
Income Before Extraordinary Item	$2.27	$3.01	$1.86
Extraordinary Gain	.38	—	—
Basic Earnings Per Share	$2.65	$3.01	$1.86

Diluted Average Shares Outstanding	51,954	50,680	48,959
Income Before Extraordinary Item	$2.25	$2.77	$1.74
Extraordinary Gain	.38	—	—
Diluted Earnings Per Share	$2.63	$2.77	$1.74

*                 Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JULY 3, 2005, JUNE 27, 2004 AND JUNE 29, 2003

(in thousands, except per share data)

				Accumulated	Unearned
		Additional		Other	Compensation
	Common	Paid-In	Retained	Comprehensive	on Restricted	Treasury	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Stock	Stock	Income
BALANCES, JUNE 30, 2002	$289	$35,459	$769,131	$(6,626)	$(199)	$(348,408)
Comprehensive Income:
Net Income	—	—	80,638	—	—	—	$80,638
Foreign Currency Translation Adjustments	—	—	—	4,454	—	—	4,454
Unrealized Gain on Marketable Securities, net of tax of $581	—	—	—	901	—	—	901
Unrealized Gain on Derivatives	—	—	—	3,100	—	—	3,100
Minimum Pension Liability Adjustment, net of tax of $(1,638)	—	—	—	(2,563)	—	—	(2,563)
Total Comprehensive Income	—	—	—	—	—	—	$86,530
Cash Dividends Paid ($0.64* per share)	—	—	(27,709)	—	—	—
Stock Option Activity, net of tax	—	(234)	—	—	—	5,835
Restricted Stock Issued	—	(97)	—	—	(238)	335
Amortization of Unearned Compensation	—	—	—	—	150	—
Issuance of Treasury Shares	—	(44)	—	—	—	760
Shares Issued to Directors	—	(10)	—	—	—	63
BALANCES, JUNE 29, 2003	$289	$35,074	$822,060	$(734)	$(287)	$(341,415)
Comprehensive Income:
Net Income	—	—	136,114	—	—	—	$136,114
Foreign Currency Translation Adjustments	—	—	—	3,042	—	—	3,042
Unrealized Gain on Derivatives	—	—	—	487	—	—	487
Minimum Pension Liability Adjustment, net of tax of $788	—	—	—	1,233	—	—	1,233
Total Comprehensive Income	—	—	—	—	—	—	$140,876
Cash Dividends Paid ($0.66* per share)	—	—	(30,408)	—	—	—
Stock Option Activity, net of tax	—	7,667	—	—	—	41,194
Restricted Stock Issued	—	322	—	—	(1,494)	1,171
Amortization of Unearned Compensation	—	—	—	—	291	—
Issuance of Treasury Shares	—	5,546	—	—	—	137,270
Shares Issued to Directors	—	48	—	—	—	125
BALANCES, JUNE 27, 2004	$289	$48,657	$927,766	$4,028	$(1,490)	$(161,655)
Comprehensive Income:
Net Income	—	—	136,567	—	—	—	$136,567
Foreign Currency Translation Adjustments	—	—	—	881	—	—	881
Unrealized Gain on Derivatives	—	—	—	419	—	—	419
Minimum Pension Liability Adjustment, net of tax of $(34,306)	—	—	—	(53,659)	—	—	(53,659)
Total Comprehensive Income	—	—	—	—	—	—	$84,208
Cash Dividends Paid ($0.68* per share)	—	—	(35,004)	—	—	—
Stock Option Activity, net of tax	—	6,990	—	—	—	14,752
Restricted Stock Issued	—	316	—	—	(1,006)	688
Amortization of Unearned Compensation	—	—	—	—	511	—
Stock Split	290	(290)	—	—	—	—
Deferred Stock	—	3	—	—	—	—
Shares Issued to Directors	—	117	—	—	—	16
BALANCES, JULY 3, 2005	$579	$55,793	$1,029,329	$(48,331)	$(1,985)	$(146,199)

*                 Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statement of Cash Flows

FOR THE FISCAL YEARS ENDED JULY 3, 2005, JUNE 27, 2004 AND JUNE 29, 2003

(in thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$136,567	$136,114	$80,638
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Extraordinary Gain	(19,800)	—	—
Depreciation and Amortization	73,543	66,898	63,526
Earnings of Unconsolidated Affiliates, Net of Dividends	678	(3,484)	1,106
Loss on Disposition of Plant and Equipment	2,418	7,390	3,850
Provision for Deferred Income Taxes	(3,896)	12,800	24,278
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
Increase in Receivables	(26,892)	(28,588)	(5,958)
Decrease (Increase) in Inventories	12,784	(128,594)	(11,932)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	2,650	2,017	(4,663)
(Decrease) Increase in Accounts Payable, Accrued Liabilities and Income Taxes	(27,673)	4,696	44,321
Increase in Accrued/Prepaid Pension	(1,050)	(6,070)	(13,566)
Other, Net	(771)	(13,023)	(7,875)
Net Cash Provided by Operating Activities	148,558	50,156	173,725
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(86,075)	(52,962)	(40,154)
Proceeds Received on Disposition of Plant and Equipment	1,940	720	3,464
Proceeds Received on Sale of Certain Assets of a Subsidiary	4,050	—	—
Refund of Cash Paid for Acquisition	—	5,686	—
Cash Paid for Acquisitions, Net of Cash Acquired	(355,094)	—	—
Investment in Joint Venture	(1,500)	—	3,531
Net Cash Used by Investing Activities	(436,679)	(46,556)	(33,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	(2,684)	187	(14,955)
Net Borrowings (Repayments) on Long-Term Debt	125,000	(22)	—
Issuance Cost of Debt	(925)	(1,789)	—
Cash Dividends Paid	(35,065)	(30,408)	(27,709)
Proceeds from Exercise of Stock Options	20,139	45,314	5,490
Net Cash Provided by (Used by) Financing Activities	106,465	13,282	(37,174)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	835	697	5,478
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(180,821)	17,579	108,870
CASH AND CASH EQUIVALENTS:
Beginning of Year	342,394	324,815	215,945
End of Year	$161,573	$342,394	$324,815
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$36,357	$38,884	$39,448
Income Taxes Paid	$66,410	$53,253	$20,724

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

FOR THE FISCAL YEARS ENDED JULY 3, 2005, JUNE 27, 2004 AND JUNE 29, 2003

(1) Nature of Operations:

Briggs & Stratton (the “Company”) is a U.S. based producer of air cooled gasoline engines and engine powered outdoor equipment. The engines are sold worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. The Company’s wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC (“BSPPG”), is a designer, manufacturer and marketer of a wide range of outdoor power equipment and related accessories. BSPPG’s products are sold worldwide.

(2) Summary of Significant Accounting Policies:

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2005 fiscal year was 53 weeks long and the 2004 and 2003 fiscal years were 52 weeks long. All references to years relate to fiscal years rather than calendar years.

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

Receivables: Receivables are recorded at the original carrying value less reserves for estimated uncollectible accounts. In fiscal 2005, Briggs & Stratton wrote off a $38.9 million trade receivable from Murray, Inc., a major original equipment manufacturer. See Note 3 for additional discussion of Murray, Inc.

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 48% of total inventories at July 3, 2005 and 56% of total inventories at June 27, 2004. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. During fiscal 2003, a reduction in inventory quantities resulted in a liquidation of LIFO inventories carried at lower costs prevailing in prior years. The liquidation of these inventories reduced cost of goods sold by $0.2 million in 2003. There was no such reduction of inventory in fiscal 2005 and 2004. If the FIFO inventory valuation method had been used exclusively, inventories would have been $52.5 million and $51.4 million higher in 2005 and 2004, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Goodwill and Other Intangible Assets: Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Other Intangible Assets reflect identifiable intangible assets that arise from purchase acquisitions. Other Intangible Assets are comprised of trademarks, patents and customer relationships. Goodwill and trademarks, which are considered to have indefinite lives are not amortized; however, both must be tested for impairment annually. Amortization is recorded on a straight line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of thirteen years. The customer relationships have been assigned an estimated useful life of twenty-five years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired. The Company performed the required impairment tests in fiscal 2005, 2004 and 2003, and found no impairment of the assets.

Investments: This caption represents the Company’s investment in its 50%-owned joint ventures and preferred stock in a privately held iron castings business. The investments in the joint ventures are accounted for under the equity method. In fiscal 2003, the Company determined losses on an investment in common stock of a publicly traded software company were “other than temporary”, and as a result, the Company reclassified the pretax unrealized loss of $1.8 million to earnings.

Deferred Loan Costs: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the straight-line method over periods ranging from three to ten years. Accumulated amortization related to open issues amounted to $7.7 million as of July 3, 2005 and $5.9 million as of June 27, 2004.

Other Long-Term Assets: This caption includes costs of software used in the Company’s business. Amortization of capitalized software is computed on an item-by-item basis over a period of three to ten years, depending on the estimated useful life of the software. Accumulated amortization amounted to $11.3 million as of July 3, 2005 and $8.7 million as of June 27, 2004.

Plant and Equipment and Depreciation: Plant and equipment are stated at cost and depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the assets (20-30 years for land improvements, 20-50 years for buildings and 3-16 years for machinery and equipment).

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

Impairment of Long-Lived Assets: Property, plant and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no adjustments to the carrying value of long-lived assets in fiscal 2005, 2004 or 2003.

Warranty: The Company recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for fiscal 2005 and 2004 (in thousands):

	2005	2004
Balance, Beginning of Period	$43,148	$47,590
Adjustment Related to Acquisitions	10,623	—
Payments	(35,796)	(30,761)
Provision for Current Year Warranties	41,761	29,150
Credit for Prior Years Warranties	(111)	(2,831)
Balance, End of Period	$59,625	$43,148

Deferred Revenue on Sale of Plant and Equipment: In fiscal 1997, the Company sold its Menomonee Falls, Wisconsin facility for approximately $16.0 million. The provisions of the contract state that the Company will continue to own and occupy the warehouse portion of the facility for a period of up to ten years (the Reservation Period). The contract also contains a buyout clause, at the buyer’s option and under certain circumstances, of the remaining Reservation Period. Under the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” the Company is required to account for this as a financing transaction as long as it continues to have substantial involvement with the facility during the Reservation Period or until the buyout option is exercised. Under this method, the cash received is reflected as deferred revenue and the assets and the accumulated depreciation remain on the Company’s books. Depreciation expense continues to be recorded each period and imputed interest expense is also recorded and added to deferred revenue. Offsetting this is the imputed fair value lease income on the non-Briggs & Stratton occupied portion of the building. A pretax gain, which will be recognized at the earlier of the exercise of the buyout option or when the Company no longer has substantial involvement with the facility, is estimated to be $6.2 million. As management believes it may cease operations at this facility by the end of fiscal 2006, this gain could be recognized during fiscal 2006, but will be recognized no later than the first quarter of fiscal 2007, when the Reservation Period expires. The annual cost of operating the warehouse portion of the facility is not material.

Revenue Recognition: Net sales include sales of engines, power products, and related service parts and accessories, net of allowances for cash discounts, customer volume rebates and discounts, and advertising allowances. In accordance with Staff Accounting Bulletin No. 104 as amended, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, except for certain international shipments, where revenue is recognized when the customer receives the product.

Included in net sales are costs associated with programs under which Briggs & Stratton shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by Briggs & Stratton as a marketing incentive for customers to buy inventory. The financing costs included in net sales in fiscal 2005 were $10.6 million. There were no similar costs in fiscal 2004 and fiscal 2003.

The Company also offers a variety of customer rebates and sales incentives. The Company records estimates for rebates and incentives at the time of sale, as a reduction in net sales.

Income Taxes: The Provision for Income Taxes includes Federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Deferred Income Tax Asset represents temporary differences relating to current assets and current liabilities, and the Deferred Income Tax Liability represents temporary differences relating to noncurrent assets and liabilities.

Retirement Plans: The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Retirement benefits represent a form of deferred compensation, which are subject to change due to changes in assumptions. Management reviews underlying assumptions on an annual basis. Refer to Note 14 of the Notes to Consolidated Financial Statements.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $33.5 million in fiscal 2005, $25.9 million in fiscal 2004 and $26.4 million in fiscal 2003.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $35.8 million in fiscal 2005, $15.0 million in fiscal 2004 and $13.2 million in fiscal 2003.

The Company reports co-op advertising expense as a reduction in net sales. Co-op advertising expense reported as a reduction in net sales totaled $23.6 million in fiscal 2005, $12.8 million in fiscal 2004 and $9.5 million in fiscal 2003.

Shipping and Handling Fees and Costs: Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue for fiscal 2005, 2004 and 2003 was $4.1 million, $1.8 million and $1.6 million, respectively. Shipping and handling costs are included in cost of goods sold.

Foreign Currency Translation: Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment.

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

The fiscal 2005 diluted earnings per share calculation includes all options outstanding as of July 3, 2005. The shares outstanding used to compute diluted earnings per share for fiscal 2004 and 2003 excludes outstanding options to purchase 428,520* and 3,351,580* shares of common stock, respectively, with weighted-average exercise prices of $37.27* and $26.70*, respectively. The options are excluded because their exercise prices are greater than the average market price of the common shares, and their inclusion in the computation would be antidilutive.

Information on earnings per share is as follows (in thousands):

	Fiscal Year Ended
	July 3, 2005	June 27, 2004	June 29, 2003
Net Income Before Extraordinary Gain Used in Basic Earings Per Share	$116,767	$136,114	$80,638
Adjustment to Net Income Before Extraordinary Gain to Add After-tax Interest Expense on Convertible Notes	—	4,053	4,760
Adjusted Net Income Before Extraordinary Gain Used in Diluted Earnings Per Share	$116,767	$140,167	$85,398
Extraordinary Gain Used in Basic and Diluted Earinings Per Share	$19,800	$—	$—
Net Income Used in Basic Earnings Per Share	$136,567	$136,114	$80,638
Adjustment to Net Income to Add After-tax Interest Expense on Convertible Notes	—	4,053	4,760
Adjusted Net Income Used in Diluted Earnings Per Share	$136,567	$140,167	$85,398
Average Shares of Common Stock Outstanding*	51,472	45,286	43,279
Incremental Common Shares Applicable to Common Stock Options Based on the Common Stock Average Market Price During the Period*	446	360	—
Incremental Common Shares Applicable to Restricted Common Stock Based on the Common Stock Average Market Price During the Period*	36	26	28
Incremental Common Shares Applicable to Convertible Notes Based on the Conversion Provisions of the Convertible Notes*	—	5,008	5,652
Diluted Average Common Shares Outstanding*	51,954	50,680	48,959

*                                        Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

Comprehensive Income: Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, unrealized gain (loss) on marketable securities, cumulative translation adjustments, unrealized gain (loss) on derivatives and minimum pension liability adjustments in the Consolidated Statements of Shareholders’ Investment. Information on Accumulated Other Comprehensive Income (Loss) is as follows (in thousands):

	Unrealized			Minimum	Accumulated
	Gain (Loss)	Cumulative	Unrealized	Pension	Other
	on Marketable	Translation	Gain (Loss) on	Liability	Comprehensive
	Securities	Adjustments	Derivatives	Adjustment	Income (Loss)
Balance at June 30, 2002	$(901)	$(2,638)	$(3,087)	$—	$(6,626)
Fiscal Year Change	901	4,454	3,100	(2,563)	5,892
Balance at June 29, 2003	—	1,816	13	(2,563)	(734)
Fiscal Year Change	—	3,042	487	1,233	4,762
Balance at June 27, 2004	—	4,858	500	(1,330)	4,028
Fiscal Year Change	—	881	419	(53,659)	(52,359)
Balance at July 3, 2005	$—	$5,739	$919	$(54,989)	$(48,331)

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

Changes in the fair value of cash flow hedges are recorded on the Consolidated Statement of Earnings or as a component of Accumulated Other Comprehensive Income (Loss). The amounts included in Accumulated Other Comprehensive Income (Loss) will be reclassified into income when the forecasted transactions occur, generally within the next twelve months. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of fair value hedges related to interest rate swaps are recorded as an increase/decrease to long-term debt. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Statements of Earnings. See discussion in Note 13.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

(3) Acquisitions:

On July 7, 2004, Briggs & Stratton and its subsidiary, Briggs & Stratton Power Products Group, LLC (“BSPPG”) acquired Simplicity Manufacturing, Inc. (“Simplicity”). Simplicity designs, manufactures and markets a wide variety of premium yard and garden tractors, lawn tractors, riding mowers, snow throwers, attachments, and other lawn and garden products like rototillers and chipper shredders. The purchase price included $250.2 million of cash, a $2.3 million liability for future tax benefits, and $135.3 million of liabilities assumed. The cash paid included $17.8 million of cash acquired and $9.4 million of direct acquisition costs.

The Simplicity acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values, with the excess purchase price recorded as goodwill. Final adjustments to the purchase price allocation, which will include the resolution of certain tax matters, are not expected to be material to the consolidated financial statements.

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets Acquired:
Current Assets	$123,055
Property, Plant and Equipment	62,960
Goodwill	102,853
Other Intangible Assets	98,120
Other Noncurrent Assets	867
Total Assets	387,855
Liabilities Assumed:
Current Liabilities	51,299
Deferred Tax Liabilities	46,846
Post Retirement Benefits	36,665
Other Noncurrent Liabilities	503
Total Liabilities	135,313
Net Assets	$252,542

The following table summarizes pro forma results for the twelve months ended June 27, 2004, as though the business combination had been completed at the beginning of the earliest comparable period (in thousands, except per share data):

Twelve Months Ended
June 27, 2004
Net Sales	$2,267,222
Net Income	$142,815

Basic Earnings Per Share	$3.15
Diluted Earnings Per Share	$2.90

On February 11, 2005, Briggs & Stratton Corporation and its subsidiaries, Briggs & Stratton Power Products Group, LLC and Briggs & Stratton Canada, Inc. acquired certain assets of Murray, Inc. and Murray Canada Co. (collectively “Murray”) and entered into a transition supply agreement (“TSA”). The TSA gives Briggs & Stratton the right to purchase finished lawn, garden and snow products from Murray for a period up to eighteen months. Briggs & Stratton has reached an agreement with Murray to end the TSA effective September 30, 2005. The cash purchase price was $122.7 million, including direct acquisition costs of $1.8 million. Briggs & Stratton financed the acquisition through the issuance of $125 million variable rate Term Notes due February 11, 2008, with no prepayment penalty. The Term Notes have financial and operating restrictions consistent with other debt agreements, as disclosed in Note 8. Although no liabilities were assumed pursuant to the asset purchase agreement, there are certain consumer and customer related obligations incident to the acquisition that have been considered. In addition, there were certain obligations created by the TSA that have been considered in purchase accounting.

The Murray acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated on a preliminary basis to identifiable assets acquired and liabilities recognized (as discussed above) based upon their estimated fair values. The estimated fair value of Murray assets acquired exceeded the acquisition cost by $19.8 million, after all tax considerations, and this amount was recognized as an extraordinary gain. Final adjustments to the purchase price allocation are not expected to be material to the consolidated financial statements.

The following table summarizes the fair value of the assets acquired, liabilities assumed and extraordinary gain recognized at the date of acquisition (in thousands):

Assets Acquired:
Accounts Receivable, net	$78,851
Inventory, net	83,286
Deferred Tax Asset	3,263
Total Assets	165,400
Liabilities Recognized:
Federal and State Taxes Payable	13,015
Rebates	4,241
Warranty	1,850
TSA Obligations	3,810
Total Liabilities	22,916
Net Assets	142,484
Cash Paid	122,684
Extraordinary Gain:	$19,800

Subsequent to fiscal year 2005, Briggs & Stratton received a refund of $6.3 million of its purchase price for receivables identified as uncollectible. All remaining acquired receivables, net, have been collected.

(4) Goodwill and Other Intangible Assets:

The changes in the carrying amount of goodwill for the fiscal years ended July 3, 2005 and June 27, 2004 are as follows (in thousands):

	2005	2004
Beginning Goodwill Balance	$151,991	$159,756
Goodwill Acquired During the Period	102,853	—
Tax Benefit on Amortization	(1,778)	(2,079)
Purchase Accounting Adjustments	—	(5,686)
Ending Goodwill Balance	$253,066	$151,991

See Note 3 for a discussion of goodwill from business acquisitions during fiscal 2005.

The Company’s other intangible assets, primarily from acquisitions, are valued based on independent appraisals and, for the years ended July 3, 2005 and June 27, 2004 are as follows (in thousands):

	2005			2004
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized Intangible Assets:
Patents	$13,280	$(1,116)	$12,164	$70	$(29)	$41
Customer Relationships	17,910	(716)	17,194	—	—	—
Miscellaneous	279	(192)	87	279	(145)	134
Total Amortized Intangible Assets	31,469	(2,024)	29,445	349	(174)	175

Unamortized Intangible Assets:
Trademarks/Brand Names	67,000	—	67,000	—	—	—
Total Unamortized Intangible Assets	67,000	—	67,000	—	—	—
Total Intangible Assets	$98,469	$(2,024)	$96,445	$349	$(174)	$175

Amortization expense of other intangible assets amounts to approximately $1,850,000, $56,000, and $56,000 in 2005, 2004, and 2003, respectively.

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2006	$1,850
2007	1,844
2008	1,804
2009	1,798
2010	1,794
$9,090

(5) Income Taxes:

The provision for income taxes on income before extraordinary gain consists of the following (in thousands):

	2005	2004	2003
Current
Federal	$51,144	$46,506	$11,404
State	7,948	8,039	291
Foreign	2,352	1,545	1,967
	61,444	56,090	13,662
Deferred	(3,896)	12,800	24,278
	$57,548	$68,890	$37,940

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income before extraordinary gain follows:

	2005	2004	2003
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	2.4%	3.0%	1.8%
Foreign Tax Benefits	(0.8)%	(0.9)%	(3.3)%
Resolution of Prior Period Tax Matters	—	(2.2)%	—
Benefit on Dividends Received	(4.0)%	—	—
Other	0.4%	(1.3)%	(1.5)%
Effective Tax Rate	33.0%	33.6%	32.0%

The components of deferred income taxes were as follows (in thousands):

	2005	2004
Current Asset (Liability):
Difference Between Book and Tax Methods Applied to:
Inventory	$11,798	$13,443
Payroll Related Accruals	4,702	2,627
Warranty Reserves	22,605	16,768
Workers Compensation Accruals	3,611	4,257
Other Accrued Liabilities	17,365	12,338
Minimum Pension Liability	35,157	850
Miscellaneous	(2,987)	(2,660)
Deferred Income Tax Asset	$92,251	$47,623

Long-Term Liability (Asset):
Difference Between Book and Tax Methods Applied to:
Pension Cost	$32,945	$31,875
Accumulated Depreciation	79,029	59,271
Intangibles	58,473	16,401
Accrued Employee Benefits	(13,840)	(12,333)
Postretirement Health Care Obligation	(29,940)	(14,917)
Deferred Revenue on Sale of Plant & Equipment	(5,717)	(5,822)
Miscellaneous	(7,156)	(4,021)
Deferred Income Tax Liability	$113,794	$70,454

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $11.1 million at July 3, 2005. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be less than the U.S. statutory income tax because of available foreign tax credits.

(6) Segment and Geographic Information and Significant Customers:

The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2005	2004	2003
NET SALES:
Engines	$1,739,184	$1,617,409	$1,428,411
Power Products	1,193,616	489,250	329,488
Eliminations	(277,925)	(159,295)	(100,266)
	$2,654,875	$1,947,364	$1,657,633

	2005	2004	2003
GROSS PROFIT ON SALES:
Engines	$372,162	$382,713	$291,937
Power Products	133,888	57,846	38,233
Eliminations	(1,159)	(687)	(2,091)
	$504,891	$439,872	$328,079

INCOME FROM OPERATIONS:
Engines	$142,653	$204,468	$134,775
Power Products	49,274	30,428	17,238
Eliminations	(1,159)	(687)	(2,091)
	$190,768	$234,209	$149,922

ASSETS:
Engines	$1,297,789	$1,435,016	$1,150,607
Power Products	877,933	402,618	339,970
Eliminations	(176,754)	(200,481)	(15,384)
	$1,998,968	$1,637,153	$1,475,193

CAPITAL EXPENDITURES:
Engines	$67,802	$47,408	$35,903
Power Products	18,273	5,554	4,251
	$86,075	$52,962	$40,154

DEPRECIATION & AMORTIZATION:
Engines	$59,819	$63,744	$60,875
Power Products	13,724	3,154	2,651
	$73,543	$66,898	$63,526

Information regarding the Company’s geographic sales by the location in which the sale originated is as follows (in thousands):

	2005	2004	2003
United States	$2,481,374	$1,795,128	$1,546,520
All Other Countries	173,501	152,236	111,113
Total	$2,654,875	$1,947,364	$1,657,633

The Company has no material long lived assets in an individual foreign country.

Sales to the following customers in the Company’s Engine Segment amount to greater than or equal to 10% of consolidated net sales, respectively:

	2005 Net Sales	%	2004 Net Sales	%	2003 Net Sales	%
Customer:
EOP	$374,941	14%	$318,705	16%	$260,253	16%
MTD	316,911	12%	334,748	17%	253,066	15%
Murray					168,928	10%
	$691,852	26%	$653,453	33%	$682,247	41%

(7) Leases:

The Company leases certain facilities, vehicles, and equipment under both capital and operating leases. Assets held under capital leases are included in Other Long-Term Assets and Plant and Equipment and are charged to depreciation and interest over the life of the lease. Related liabilities are included in Other Accrued Liabilities and Other Long-Term Liabilities. Operating leases are not capitalized and lease payments are expensed on a straight-line basis over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2005, 2004 and 2003 was $16.1 million, $10.2 million and $8.1 million, respectively.

Future minimum lease commitments for all non-cancelable leases as of July 3, 2005 are as follows (in thousands):

Fiscal Year	Operating	Capital
2006	$11,508	$758
2007	9,365	686
2008	7,213	853
2009	5,163	—
2010	4,446	—
Thereafter	7,019	—
Total future minimum lease commitments	$44,714	2,297
Less: Interest		(309)
Present value of minimum capital lease payments		$1,988

(8) Indebtedness:

On March 18, 2005, the Company amended its unsecured five-year $275 million revolving credit facility (the credit facility) that expires in May 2009 to increase the aggregate amount of the credit facility to $350 million. There were no borrowings under the credit facility as of July 3, 2005 or June 27, 2004.

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

The following data relates to domestic notes payable (in thousands):

	2005	2004
Balance at Fiscal Year-End	$—	$1,220
Weighted Average Interest Rate at Fiscal Year-End	—	2.98%

The domestic notes payable balance was paid in full as of December 22, 2004.

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $11.6 million, expire at various times through November 2005 and are renewable. None of these arrangements had material commitment fees or compensating balance requirements. Borrowings using these lines of credit are included in short-term debt. Outstanding balances are as follows (in thousands):

	2005	2004
Balance at Fiscal Year-End	$443	$1,907
Weighted Average Interest Rate at Fiscal Year-End	5.93%	7.64%

The Long-Term Debt caption consists of the following (in thousands):

	2005	2004
7.25% Senior Notes Due 2007, Net of Unamortized Discount of $411 in 2005 and $597 in 2004	$89,589	$89,403
8.875% Senior Notes Due 2011, Net of Unamortized Discount of $3,268 in 2005 and $3,841 in 2004	271,732	271,159
Variable Rate Term Notes Due 2008	125,000	—
Total Long-Term Debt	$486,321	$360,562

On February 11, 2005, the Company entered into an unsecured three-year $125 million term loan agreement that expires on February 11, 2008. The Company is required to repay the loans under the agreement in two installments as follows: (a) $40 million on August 11, 2006 (eighteen month anniversary of the closing date); and (b) the aggregate principal amount of the remaining loan on February 11, 2008 (maturity date). The outstanding balance of the loans as of July 3, 2005 was $125 million.

Borrowings under the term loan by the Company bear interest at a rate per annum equal to, at its option, either:

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

The separate indentures provided for the 7.25% senior notes and the 8.875% senior notes, and the Credit Agreements for the variable rate term notes and the Company’s revolving credit facility (collectively, the “Domestic Indebtedness”) each include a number of financial and operating restrictions. These covenants include restrictions on the Company’s ability to: pay dividends; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate, merge, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The credit facility contains financial covenants that require the Company to maintain a minimum interest coverage ratio and net worth (as of fiscal year end 2005 the Company was required to maintain a minimum net worth of $634.0 million) and impose a maximum leverage ratio. As of July 3, 2005, the Company was in compliance with these covenants.

Additionally, under the terms of the indentures and Credit Agreements governing the Domestic Indebtedness, BSPPG and its wholly owned subsidiary, Simplicity became joint and several guarantors of amounts outstanding under the Domestic Indebtedness. Refer to Note 16 of the Notes to Consolidated Financial Statements for subsidiary guarantor financial information.

(9) Other Income:

The components of other income (expense) are as follows (in thousands):

	2005	2004	2003
Interest Income	$1,155	$2,970	$2,500
Income on Preferred Stock and Equity in Earnings from Unconsolidated Affiliates	17,781	7,876	5,224
Deferred Financing Costs	(1,233)	(3,778)	(1,519)
Gain on Investment in China	—	386	2,972
Other Items	2,727	1,006	(132)
Total	$20,430	$8,460	$9,045

(10) Commitments and Contingencies:

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $2.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. On July 3, 2005 and June 27, 2004 the reserve for product and general liability claims (which includes asbestos-related liabilities) was $8.0 million and $6.3 million, respectively. Because there is inherent uncertainty as to the eventual resolution of unsettled claims, no reasonable range of possible losses can be determined. Management does not anticipate that these claims, excluding the impact of insurance proceeds and reserves, will have a material adverse effect on the financial condition or results of operations of the Company.

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

Certain Independent Dealers and Distributors finance inventory purchases through a third party financing company. Briggs & Stratton has indemnified the third party finance company against credit default. The Company’s maximum exposure under this agreement due to customer credit default in a fiscal year is $1.6 million. In fiscal 2005, the third party financing company provided financing for $339.4 million of Briggs & Stratton product in fiscal 2005. As of the end of fiscal 2005 there were $188.1 million in receivables outstanding under this arrangement. Briggs & Stratton made no payments under this indemnity in fiscal 2005.

The Company has no material commitments for materials or capital expenditures as of July 3, 2005.

(11) Stock Incentives:

The Company had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance. Effective October 20, 2004, the Company adopted an Incentive Compensation Plan under which 4,000,000 shares of common stock (8,000,000 shares as a result of the 2-for-1 stock split) were reserved for future issuance. The adoption of this Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero. However, as of July 3, 2005, there were 3,092,168 outstanding option and restricted stock awards granted under the Stock Incentive Plan that are or may become exercisable in the future. In accordance with both plans, the Company can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock and cash bonus awards subject to certain annual limitations. The plans also allow the Company to issue directors non-qualified stock options and directors’ fees in stock.

The Company has issued stock options to certain employees and directors in accordance with the plans, which are accounted for under Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”, and no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts:

	2005	2004	2003

Net income as reported (in thousands):	$136,567	$136,114	$80,638

Basic EPS:
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	(5,837)	(3,528)	(3,056)
Income Available to Common Stockholders:	130,730	132,586	77,582

Diluted EPS:
Add reduction in interest expense related to convertible debt	—	4,053	4,760
Income Available to Common Stockholders:	$130,730	$136,639	$82,342

Basic Earnings Per Share:*
As Reported	$2.65	$3.01	$1.86
Pro Forma	$2.54	$2.93	$1.79

Diluted Earnings Per Share:*
As Reported	$2.63	$2.77	$1.74
Pro Forma	$2.52	$2.70	$1.69

The exercise price of each stock option issued is in excess of the market value of the stock on the date of grant. The fair value of each option is estimated using the Black-Scholes option pricing model. The grant-date fair market value of the options and assumptions used to determine such value are:

Options Granted During	2005	2004	2003
Grant Date Fair Value*	$12.12	$9.98	$5.31
Assumptions:
Risk-free Interest Rate	4.2%	4.6%	4.3%
Expected Volatility	28.4%	33.1%	38.4%
Expected Dividend Yield	1.9%	2.3%	3.3%
Expected Term (In Years)	10.0	10.0	7.0

*     Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

Information on the options outstanding is as follows:

	Shares*	Wtd. Avg. Ex. Price
Balance, June 30, 2002	3,773,280	$27.60

Granted During the Year	411,960	23.35
Exercised During the Year	(244,120)	22.49
Expired During the Year	(589,540)	31.86
Balance, June 29, 2003	3,351,580	$26.70

Granted During the Year	876,100	30.44
Exercised During the Year	(1,723,390)	26.29
Expired During the Year	(6,000)	37.27
Balance, June 27, 2004	2,498,290	$28.27

Granted During the Year	1,149,340	36.68
Exercised During the Year	(622,262)	32.67
Expired During the Year	(18,200)	37.27
Balance, July 3, 2005	3,007,168	$30.52

Grant Summary*
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2001	8-3-00	8-3-03	8-3-07	$23.11	326,348
2002	8-7-01	8-7-04	8-7-08	24.60	402,200
2003	8-13-02	8-13-05	8-13-09	23.35	302,580
2004	8-15-03	8-15-06	8-15-13	30.44	826,700
2005	8-13-04	8-13-07	8-13-14	36.68	1,149,340

Under the plans, the Company has issued restricted stock to certain employees. During fiscal years 2005, 2004 and 2003, the Company issued 26,000, 49,000* and 14,000* shares, respectively. The restricted stock vests on the fifth anniversary date of issue provided that the recipient is still employed by the Company. The aggregate market value on the date of issue of $1.0 million in fiscal 2005, $1.5 million in fiscal 2004 and $0.2 million in fiscal 2003 has been recorded as unearned compensation, a separate component of the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the plans, the Company may also issue stock to its directors in lieu of directors fees. The Company has issued 3,463 shares, 5,250* shares and 2,634* shares in fiscal 2005, 2004 and 2003, respectively under this provision of the plans.

Under the Incentive Compensation Plan, the Company may also issue deferred stock to its officers and key employees. During fiscal 2005, the Company has issued 1,000 shares under this provision. The aggregate market value on the date of issue was $34,000. Expense is recognized ratably over the five-year vesting period.

*      Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

(12) Shareholder Rights Plan:

On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company’s common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company’s common stock at an exercise price of $160.00 per full common share ($80.00 per full common share after taking into consideration the effect of 2-for-1 stock split effective October 29, 2004), subject to adjustment. The rights are not currently exercisable, but would become exercisable if events occurred relating to a person or group acquiring or attempting to acquire 15 percent or more of the outstanding shares of common stock. The rights expire on August 19, 2006, unless redeemed or exchanged by the Company earlier.

(13) Foreign Exchange Risk Management:

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

The Company has the following forward currency contracts outstanding at the end of fiscal 2005:

		In Millions
Hedge		Notional	Contract	Fair Market	(Gain)/Loss	Conversion	Latest
Currency	Contract	Value	Value	Value	at Fair Value	Currency	Expiration Date
Japanese Yen	Buy	2,550.0	24.4	23.2	1.2	U.S.	June 2006
Euro	Sell	35.0	43.9	42.3	(1.6)	U.S.	June 2006
Australian Dollar	Sell	2.4	1.8	1.8	0	U.S.	May 2006

The Company had the following forward currency contracts outstanding at the end of fiscal 2004:

		In Millions
Hedge		Notional	Contract	Fair Market	(Gain)/Loss	Conversion	Latest
Currency	Contract	Value	Value	Value	at Fair Value	Currency	Expiration Date
Japanese Yen	Buy	1,680.0	15.5	15.7	(0.2)	U.S.	March 2005
Euro	Sell	87.0	103.0	105.8	2.8	U.S.	April 2005
Australian Dollar	Sell	0.4	0.2	0.3	0.1	U.S.	September 2004

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. In fiscal 2004, the Company reclassified approximately $1.1 million of unrealized loss into earnings as forecasted transactions did not materialize in accordance with the hedging plan. The Company did not have any ineffective hedges in fiscal 2005.

(14) Employee Benefit Costs:

Retirement Plan and Other Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated, (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Actuarial Assumptions:
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	5.25%	6.25%	5.25%	6.25%
Expected Rate of Future Compensation Level Increases	3.0-5.0%	3.0-5.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.75%	8.75%	n/a	n/a

Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$902,325	$879,588	$243,457	$190,410
Service Cost	12,993	13,188	2,734	1,673
Interest Cost	54,448	51,089	16,703	10,766
Plan Amendments	—	1,048	—	—
Acquisition	—	—	36,665	—
Plan Participant Contributions	—	—	3,730	4,018
Actuarial Loss	124,756	21,171	31,744	65,629
Benefits Paid	(62,508)	(63,759)	(29,942)	(29,039)
Projected Benefit Obligation at End of Year	$1,032,014	$902,325	$305,091	$243,457

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$916,280	$851,918	$—	$—
Actual Return on Plan Assets	62,165	126,575	—	—
Plan Participant Contributions	—	0	3,730	4,018
Employer Contributions	1,506	1,546	26,212	25,021
Benefits Paid	(62,508)	(63,759)	(29,942)	(29,039)
Fair Value of Plan Assets at End of Year	$917,443	$916,280	$—	$—

Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(114,571)	$13,955	$(305,091)	$(243,457)
Remaining Unrecognized Net Obligation	65	74	135	182
Unrecognized Net Loss	155,308	22,682	187,056	169,559
Minimum Pension Liability	(113,185)	(3,063)	—	—
Unrecognized Prior Service Cost	23,039	26,179	(22)	9
Net Amount Recognized at End of Year	$(49,344)	$59,827	$(117,922)	$(73,707)

Amounts Recognized on the Balance Sheets:
Prepaid Pension	$—	$81,730	$—	$—
Accrued Pension Cost	(47,944)	(20,603)	—	—
Accrued Wages and Salaries	(1,400)	(1,300)	—	—
Accrued Postretirement Health Care Obligation	—	—	(77,607)	(38,248)
Accrued Liabilities	—	—	(26,000)	(22,000)
Accrued Employee Benefits	—	—	(14,315)	(13,459)
Net Amount Recognized at End of Year	$(49,344)	$59,827	$(117,922)	$(73,707)

The accumulated benefit obligation for all defined benefit pension plans was $967 million and $856 million at June 30, 2005 and 2004, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$12,993	$13,188	$11,263	$2,734	$1,673	$1,594
Interest Cost on Projected Benefit Obligation	54,448	51,089	52,276	16,703	10,766	8,258
Expected Return on Plan Assets	(70,806)	(72,458)	(76,403)	—	—	—
Amortization of:
Transition Obligation (Asset)	8	8	8	46	46	46
Prior Service Cost	3,140	3,080	2,965	31	31	31
Actuarial Loss (Gain)	772	607	(2,398)	14,249	8,354	2,428
Net Periodic (Income) Expense	$555	$(4,486)	$(12,289)	$33,763	$20,870	$12,357

Significant assumptions used in determining net periodic benefit cost for the fiscal years ended are as follows:

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003

Discount Rate	6.25%	6.0%	7.25%	6.25%	6.0%	7.25%
Expected Return on Plan Assets	8.75%	8.75%	9.0%	n/a	n/a	n/a
Compensation Increase Rate	3.0-5.0%	3.0-5.0%	4.0-5.0%	n/a	n/a	n/a

An additional pension obligation is required when the accumulated benefit obligation exceeds the sum of the fair value of plan assets and the accrued pension expense. At July 3, 2005, the Company’s additional pension obligation was $113.2 million, of which $55.0 million was included as a reduction in accumulated other comprehensive income, net of tax benefit of $35.2 million, and $23.0 million was included as an intangible asset as part of the other assets in the consolidated balance sheet. At June 27, 2004, the Company’s additional pension obligation was $3.1 million, of which $1.3 million was included as a reduction in accumulated other comprehensive income, net of tax benefit of $0.9 million, and $0.9 million was included as an intangible asset as part of the other assets in the consolidated balance sheet.

The “other postretirement benefit” plans are essentially unfunded.

For measurement purposes an 11% annual rate of increase in the per capita cost of covered health care claims was assumed for Briggs & Stratton for the fiscal year 2005 decreasing gradually to 5% for the fiscal year 2011. In fiscal 2005, Briggs & Stratton acquired the liabilities associated with the Simplicity Post-Retirement Benefit Plan covering certain Port Washington, Wisconsin employees. For measurement purposes this plan assumes a 6.875% annual rate of increase in the per capita cost decreasing gradually to 5% for the fiscal year 2011. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $22.2 million and would increase the service and interest cost by $1.7 million for the year. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $20.3 million and decrease the service and interest cost by $1.5 million for the fiscal year.

Plan Assets

A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. Briggs & Stratton’s pension plans weighted-average asset allocations and target allocations at June 30, 2005, and 2004, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2005	2004
Domestic Bonds	12%-30%	15%	26%
Non-Investment Grade Bonds	0%-15%	10%	7%
Non-US Bonds	0%-10%	5%	—
Domestic Equities	24%-46%	41%	48%
Global & International Equities	8%-22%	15%	10%
Alternative & Absolute Return	5%-25%	9%	5%
Real Estate	4%-10%	5%	4%
		100%	100%

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

Contributions

The Company is not required to make any contributions to the pension plans in fiscal 2006.

Estimated Future Benefit Payments

Projected benefit payments from the plans as of July 3, 2005 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
			Retiree
Year Ending	Qualified	Non-Qualified	Medical	Retiree Life	LTD
2006	$59,890	$1,494	$25,047	$1,283	$149
2007	60,309	1,487	25,893	1,303	105
2008	61,212	1,487	26,235	1,323	107
2009	62,344	1,487	26,148	1,342	110
2010	63,256	1,487	24,653	1,360	111
2011-2015	331,975	7,436	114,807	7,018	378

Defined Contribution Plans

Employees of the Company may participate in various defined contribution savings plans that allow participants to contribute a portion of their earnings in accordance with plan specifications. A maximum of 1-1/2% or 3% of each participant’s salary, depending upon the participant’s group, is matched by the Company. For certain employees, this Company matching contribution is discretionary. The Company contributions totaled $5.5 million in 2005, $4.6 million in 2004 and $4.3 million in 2003.

Postemployment Benefits

The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits are substantially smaller amounts because they apply only to employees who permanently terminate employment prior to retirement. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using an interest rate of 5.25% and 6.25% for fiscal year 2005 and 2004, respectively. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.

(15) Disclosures About Fair Value of Financial Instruments:

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

Long-Term Debt: The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term Debt -
7.25% Notes Due 2007	$89,589	$95,209	$89,403	$98,683
8.875% Notes Due 2011	$271,732	$321,457	$271,159	$328,502
Variable Term Notes Due 2008	$125,000	$125,000	$—	$—

(16) Separate Financial Information of Subsidiary Guarantors of Indebtedness

In June of 1997, Briggs & Stratton issued $100 million of 7.25% senior notes, in May 2001, the Company issued $275 million of 8.875% senior notes and in February 2005, the Company issued $125 million of variable rate term notes. In addition, Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009 used to finance seasonal working capital needs.

Under the terms of Briggs & Stratton’s 8.875% senior notes, 7.25% senior notes, variable rate term notes and revolving credit agreement, (collectively, the “Domestic Indebtedness”), BSPPG and effective July 7, 2004, its wholly owned subsidiary Simplicity Manufacturing, Inc., are joint and several guarantors of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently all of the Domestic Indebtedness is unsecured. If Briggs & Stratton were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	July 3, 2005
	Carrying	Maximum
	Amount	Guarantee
8.875% Senior Notes, due March 15, 2011	$271,732	$275,000
Variable Rate Term Notes, due February 11, 2008	$125,000	$125,000
7.25% Senior Notes, due September 15, 2007	$89,589	$90,000
Revolving Credit Facility, expiring May 2009	$—	$350,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET:

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
As of July 3, 2005
Current Assets	$702,178	$424,473	$185,436	$(192,882)	$1,119,205
Investment in Subsidiary	770,539	—	—	(770,539)	—
Noncurrent Assets	416,503	447,986	15,274	—	879,763
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

Current Liabilities	$328,914	$74,890	$130,483	$(181,619)	$352,668
Long-Term Debt	486,321	—	—	—	486,321
Other Long-Term Obligations	173,536	96,974	283	—	270,793
Shareholders' Equity	900,449	700,595	69,944	(781,802)	889,186
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

As of June 27, 2004
Current Assets	$739,007	$243,300	$227,786	$(228,100)	$981,993
Investment in Subsidiary	352,207	—	—	(352,207)	—
Noncurrent Assets	471,395	175,439	8,326	—	655,160
	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

Current Liabilities	$226,627	$111,992	$180,791	$(218,849)	$300,561
Long-Term Debt	360,562	—	—	—	360,562
Other Long-Term Obligations	148,574	9,861	—	—	158,435
Shareholders’ Equity	826,846	296,886	55,321	(361,458)	817,595
	$1,562,609	$418,739	$236,112	$(580,307)	$1,637,153

STATEMENT OF EARNINGS:

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
For the Fiscal Year Ended July 3, 2005
Net Sales	$1,687,476	$1,240,377	$173,501	$(446,479)	$2,654,875
Cost of Goods Sold	1,341,686	1,112,885	139,269	(443,856)	2,149,984
Gross Profit	345,790	127,492	34,232	(2,623)	504,891
Engineering, Selling, General and Administrative Expenses	200,086	80,888	33,149	—	314,123
Income from Operations	145,704	46,604	1,083	(2,623)	190,768
Interest Expense	(36,352)	(31)	(109)	(391)	(36,883)
Other (Expense) Income, Net	64,312	844	1,227	(45,953)	20,430
Income Before Provision for Income Taxes	173,664	47,417	2,201	(48,967)	174,315
Provision for Income Taxes	59,046	18,099	2,352	(21,949)	57,548
Income Before Extraordinary Item	114,618	29,318	(151)	(27,018)	116,767
Extraordinary Gain	—	19,800	—	—	19,800
Net Income (Loss)	$114,618	$49,118	$(151)	$(27,018)	$136,567

For the Fiscal Year Ended June 27, 2004
Net Sales	$1,562,114	$460,122	$152,236	$(227,108)	$1,947,364
Cost of Goods Sold	1,205,950	405,720	120,253	(224,431)	1,507,492
Gross Profit	356,164	54,402	31,983	(2,677)	439,872
Engineering, Selling, General and Administrative Expenses	155,830	24,029	25,804	—	205,663
Income from Operations	200,334	30,373	6,179	(2,677)	234,209
Interest Expense	(37,236)	(2)	(84)	(343)	(37,665)
Other (Expense) Income, Net	28,787	(55)	983	(21,255)	8,460
Income Before Provision for Income Taxes	191,885	30,316	7,078	(24,275)	205,004
Provision for Income Taxes	64,473	11,574	1,545	(8,702)	68,890
Net Income	$127,412	$18,742	$5,533	$(15,573)	$136,114

For the Fiscal Year Ended June 29, 2003
Net Sales	$1,369,785	$319,000	$116,875	$(148,027)	$1,657,633
Cost of Goods Sold	1,107,515	279,436	88,158	(145,555)	1,329,554
Gross Profit	262,270	39,564	28,717	(2,472)	328,079
Engineering, Selling, General and Administrative Expenses	141,497	20,776	15,884	—	178,157
Income from Operations	120,773	18,788	12,833	(2,472)	149,922
Interest Expense	(39,912)	(10)	(644)	177	(40,389)
Other (Expense) Income, Net	28,177	(346)	(8,941)	(9,845)	9,045
Income Before Provision for Income Taxes	109,038	18,432	3,248	(12,140)	118,578
Provision for Income Taxes	34,892	6,328	2,856	(6,136)	37,940
Net Income	$74,146	$12,104	$392	$(6,004)	$80,638

STATEMENT OF CASH FLOWS:

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
For the Fiscal Year Ended July 3, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$114,618	$49,118	$(151)	$(27,018)	$136,567
Adjustments to Reconcile Net Income to Net Cash Provided by (Used by) Operating Activities:
Extraordinary Gain	—	(19,800)	—	—	(19,800)
Depreciation and Amortization	58,821	13,693	1,029	—	73,543
Earnings of Unconsolidated Affiliates, Net of Dividends	(17,090)	—	(745)	18,513	678
Loss (Gain) on Disposition of Plant and Equipment	2,702	109	(393)	—	2,418
Provision for Deferred Income Taxes	(4,829)	2,790	(1,857)	—	(3,896)
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
(Increase) Decrease in Receivables	(91,296)	23,037	67,106	(25,739)	(26,892)
(Increase) Decrease in Inventories	(16,956)	34,470	(6,740)	2,010	12,784
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(218)	4,184	(1,316)	—	2,650
(Decrease) Increase in Accounts Payable, Accrued Liabilities and Income Taxes	(30,142)	25,720	(61,468)	38,217	(27,673)
(Increase) Decrease in Accrued/Prepaid Pension	(1,056)	6	—	—	(1,050)
Other, Net	4,460	(5,214)	29	(46)	(771)
Net Cash Provided by (Used by) Operating Activities	19,014	128,113	(4,506)	5,937	148,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(60,117)	(17,206)	(8,752)	—	(86,075)
Proceeds Received on Disposition of Plant and Equipment	908	16	1,016	—	1,940
Proceeds Received on Sale of Certain Assets of a Subsidiary	—	—	4,050	—	4,050
Cash Investment in Subsidiary	(375,799)	—	(14,069)	389,868	—
Cash Paid for Acquisitions, Net of Cash Acquired	(719)	(337,713)	(16,662)	—	(355,094)
Investment in Joint Venture	(1,500)	—	—	—	(1,500)
Net Cash Used by Investing Activities	(437,227)	(354,903)	(34,417)	389,868	(436,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans and Notes Payable	125,289	(125,434)	9,937	(12,476)	(2,684)
Net Borrowings on Long-Term Debt	125,000	—	—	—	125,000
Issuance Cost of Debt	(925)	—	—	—	(925)
Cash Dividends Paid	(35,065)	—	(6,539)	6,539	(35,065)
Capital Contributions Received	—	354,593	35,275	(389,868)	—
Proceeds from Exercise of Stock Options	20,139	—	—	—	20,139
Net Cash Provided by Financing Activities	234,438	229,159	38,673	(395,805)	106,465
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	835	—	835
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(183,775)	2,369	585	—	(180,821)
Cash and Cash Equivalents, Beginning of Year	326,809	4,007	11,578	—	342,394
Cash and Cash Equivalents, End of Year	$143,034	$6,376	$12,163	$—	$161,573

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
For the Fiscal Year Ended June 27, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$127,412	$18,742	$5,533	$(15,573)	$136,114
Adjustments to Reconcile Net Income to Net Cash Provided by (Used by) Operating Activities:
Depreciation and Amortization	62,995	3,154	749	—	66,898
Earnings of Unconsolidated Affiliates, Net of Dividends	(12,657)	—	(725)	9,898	(3,484)
Loss on Disposition of Plant and Equipment	6,252	163	975	—	7,390
Provision for Deferred Income Taxes	5,604	7,196	—	—	12,800
Change in Operating Assets and Liabilities:
Increase in Receivables	(34,485)	(10,492)	(132,053)	148,442	(28,588)
Increase in Inventories	(61,003)	(63,860)	(5,475)	1,744	(128,594)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(76)	645	1,448	—	2,017
Increase in Accounts Payable, Accrued Liabilities and Income Taxes	24,386	2,144	108,539	(130,373)	4,696
Increase in Accrued/Prepaid Pension	(6,022)	(10)	(38)	—	(6,070)
Other, Net	(15,086)	(160)	2,223	—	(13,023)
Net Cash Provided by (Used by) Operating Activities	97,320	(42,478)	(18,824)	14,138	50,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(43,526)	(5,518)	(3,918)	—	(52,962)
Proceeds Received on Disposition of Plant and Equipment	659	61	—	—	720
Refund of Cash Paid for Acquisition	5,686	—	—	—	5,686
Net Cash Used by Investing Activities	(37,181)	(5,457)	(3,918)	—	(46,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	(50,528)	51,042	17,740	(18,067)	187
Net Repayments on Long-Term Debt	(22)	—	—	—	(22)
Issuance Cost of Debt	(1,789)	—	—	—	(1,789)
Cash Dividends Paid	(30,408)	—	(3,929)	3,929	(30,408)
Proceeds from Exercise of Stock Options	45,314	—	—	—	45,314
Net Cash (Used by) Provided by Financing Activities	(37,433)	51,042	13,811	(14,138)	13,282

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	(675)	1,372	—	697

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,706	2,432	(7,559)	—	17,579
Cash and Cash Equivalents, Beginning of Year	304,103	1,575	19,137	—	324,815
Cash and Cash Equivalents, End of Year	$326,809	$4,007	$11,578	$—	$342,394

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
For the Fiscal Year Ended June 29, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$74,146	$12,104	$392	$(6,004)	$80,638
Adjustments to Reconcile Net Income to Net Cash Provided by (Used by) Operating Activities:
Depreciation and Amortization	60,268	2,651	607	—	63,526
Earnings of Unconsolidated Affiliates, Net of Dividends	(2,974)	—	427	3,653	1,106
Loss (Gain) on Disposition of Plant and Equipment	4,900	(1,005)	(45)	—	3,850
Provision for Deferred Income Taxes	17,569	6,709	—	—	24,278
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	(1,122)	(29,141)	449	23,856	(5,958)
Decrease (Increase) in Inventories	9,542	(14,217)	(9,608)	2,351	(11,932)
Increase in Prepaid Expenses and Other Current Assets	(2,098)	(807)	(1,758)	—	(4,663)
Increase in Accounts Payable, Accrued Liabilities and Income Taxes	21,130	12,331	34,716	(23,856)	44,321
(Increase) Decrease in Accrued/Prepaid Pension	(13,609)	43	—	—	(13,566)
Other, Net	(5,700)	42	(2,217)	—	(7,875)
Net Cash Provided by (Used by) Operating Activities	162,052	(11,290)	22,963	—	173,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(34,855)	(4,251)	(1,048)	—	(40,154)
Proceeds Received on Disposition of Plant and Equipment	255	3,135	74	—	3,464
Investment in Joint Venture	—	—	3,531	—	3,531
Net Cash (Used by) Provided by Investing Activities	(34,600)	(1,116)	2,557	—	(33,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	(12,741)	12,191	(14,405)	—	(14,955)
Cash Dividends Paid	(27,709)	—	—	—	(27,709)
Proceeds from Exercise of Stock Options	5,490	—	—	—	5,490
Net Cash (Used by) Provided by Financing Activities	(34,960)	12,191	(14,405)	—	(37,174)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	835	4,643	—	5,478

NET INCREASE IN CASH AND CASH EQUIVALENTS	92,492	620	15,758	—	108,870
Cash and Cash Equivalents, Beginning of Year	211,611	955	3,379	—	215,945
Cash and Cash Equivalents, End of Year	$304,103	$1,575	$19,137	$—	$324,815

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

We have completed an integrated audit of Briggs & Stratton Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of July 3, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and its subsidiaries at July 3, 2005, and the results of their operations and their cash flows for the year ended July 3, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended July 3, 2005 listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of July 3, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

September 15, 2005

Report of Independent Registered Public Accounting Firm

To the Shareholders of Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheet of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries as of June 27, 2004, and the related consolidated statements of earnings, shareholders’ investment and cash flows for each of the two years in the period ended June 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of June 27, 2004, and the results of their operations and their cash flows for each of the two years in the period ended June 27, 2004, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Milwaukee, Wisconsin

July 22, 2004

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Income (Loss) Before Extraordinary Gain	Extraordinary Gain	Net Income (Loss)

Fiscal 2005
September	$438,995	$70,818	$(1,488)	$—	$(1,488)
December	503,700	106,142	7,060	—	7,060
March	840,463	165,728	60,824	19,800	80,624
June	871,717	162,203	50,371	—	50,371
Total	$2,654,875	$504,891	$116,767	$19,800	$136,567

Fiscal 2004
September	$331,395	$60,195	$4,016	$—	$4,016
December	415,984	90,846	20,635	—	20,635
March	654,681	167,767	71,268	—	71,268
June	545,304	121,064	40,195	—	40,195
Total	$1,947,364	$439,872	$136,114	$—	$136,114

	Per Share of Common Stock*
							Market Price Range
	Income			Net			on New York
Quarter	(Loss) Before		Extraordinary	Income		Dividends	Stock Exchange
Ended	Extraordinary Gain		Gain	(Loss)		Declared	High	Low

Fiscal 2005
September	$(.03)		$—	$(.03)		$.17	$44.50	$34.60
December	.14		—	.14		.17	42.40	33.63
March	1.18		.38	1.56		.17	42.20	36.91
June	.98		—	.98		.17	37.36	30.83
Total	$2.25	(1)	$.38	$2.63	(1)	$.68

Fiscal 2004
September	$.09		$—	$.09		$.165	$30.43	$24.68
December	.43		—	.43		.165	34.32	29.38
March	1.44		—	1.44		.165	35.28	31.68
June	.81		—	.81		.165	44.22	33.30
Total	$2.77	(1)	$—	$2.77	(1)	$.66

The number of record holders of Briggs & Stratton Corporation Common Stock on August 17, 2005 was 4,039.

Net Income per share of Common Stock represents Diluted Earnings per Share.

The Company declared a first quarter fiscal 2006 dividend of $.22 per share and expects to pay comparable quarterly dividends during the remainder of fiscal 2006.

(1) Refer to Note 2 of the Notes to Consolidated Financial Statements, for information about Diluted Earnings per Share.  Amounts may not total because of differing numbers of shares outstanding at the end of each quarter.

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

ITEM 9A.                   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing, and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of the end of the period covered by this report, the Company’s internal controls over financial reporting were effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 3, 2005, and the effectiveness of internal controls over financial reporting as of July 3, 2005 as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. Subsequent to the fiscal year end, the Company integrated Simplicity Manufacturing, Inc. onto its existing enterprise-wide information system.

ITEM 9B.                   OTHER INFORMATION

Briggs & Stratton has no information to report pursuant to Item 9B.

PART III

ITEM 10.                     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)          Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)         Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, under the caption “Election of Directors”, and is incorporated herein by reference.

(c)          Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)         Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, under the caption “Corporate Governance- Audit Committee”, and is incorporated herein by reference.

(e)          Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, under the caption “Corporate Governance- Audit Committee”, and is incorporated herein by reference.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, concerning this item, in the subsection titled “Director Compensation” under the caption “Corporate Governance” and the “Executive Compensation” section, is incorporated herein by reference.

ITEM 12.                     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

There are no shareholders who own in excess of five percent (5%) of the Company’s common stock.

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Directors & Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Briggs & Stratton has no relationships or related transactions to report pursuant to Item 13.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2005 Annual Meeting of Shareholders, under the caption “Independent Auditors Fees”, and is incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)          1.               Financial Statements

The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, July 3, 2005 and June 27, 2004

For the Fiscal Years Ended July 3, 2005, June 27, 2004 and June 29, 2003:
Consolidated Statements of Earnings
Consolidated Statements of Shareholders’ Investment
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firms

2.               Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts
Report of Independent Registered Public Accounting Firm

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JULY 3, 2005, JUNE 27, 2004 AND JUNE 29, 2003

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Changed to Earnings		Changes to Reserve, Net	Adjustment Related to Acquisitions	Balance End of Year

2005	$1,584,000	$39,681,000	*	$(39,382,000)*	$3,578,000	$5,461,000
2004	1,780,000	1,899,000		(2,095,000)	—	1,584,000
2003	1,703,000	129,000		(52,000)	—	1,780,000

*                 Reflects the write-off of a trade receivable of Murray, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Briggs & Stratton Corporation:

We have audited the consolidated financial statements of Briggs & Stratton Corporation and subsidiaries as of June 27, 2004, and for each of the two years in the period ended July 27, 2004, and have issued our report thereon dated July 22, 2004; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Briggs & Stratton Corporation for the years ended June 27, 2004 and June 29, 2003, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Milwaukee, Wisconsin

July 22, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ James E. Brenn
James E. Brenn
September 16, 2005		Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ John S. Shiely	/s/ Michael E. Batten
John S. Shiely	Michael E. Batten
Chairman, President and Chief Executive	Director
Officer and Director (Principal Executive
Officer)
/s/ David L. Burner
David L. Burner
/s/ James E. Brenn	Director
James E. Brenn
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)	/s/ Mary K. Bush
Mary K. Bush
Director
/s/ Ricky T. Dillon
Ricky T. Dillon
Controller (Principal Accounting Officer)	/s/ Robert J. O’Toole
Robert J. O’Toole
Director
/s/ William F. Achtmeyer
William F. Achtmeyer
Director	/s/ Charles I. Story
Charles I. Story
Director
/s/ Jay H. Baker
Jay H. Baker
Director	/s/ Brian C. Walker
Brian C. Walker
Director

*Each signature affixed as of
September 16, 2005.

BRIGGS & STRATTON CORPORATION

(Commission File No. 1-1370)

EXHIBIT INDEX

2005 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Document Description
3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.1(a)	Amendment to Articles of Incorporation.
(Filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated by reference herein.)

3.2	Bylaws, as amended and restated June 14, 2001.
(Filed as Exhibit 99 to the Company’s Report on Form 8-K dated June 14, 2001 and incorporated by reference herein.)

3.2 (a)	Amendment to Bylaws Adopted by Resolution of the Board of Directors on April 21, 2004.
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

10.0*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended March 29, 1998 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

10.1(a)*	Amendment to Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.1 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed herewith.)

10.3*	Form of Change of Control Employment Agreements.
(Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.3 (a)*	Amendment to Change in Control Employment Agreements.
(Filed as Exhibit 10.3 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

Exhibit Number	Document Description
10.4 (a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.5*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (a)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5 (b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.5 (c)*	2004 Amended and Restated Briggs & Stratton Corporate Incentive Compensation Plan.
(Filed as Exhibit B to the Company’s 2004 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (d)*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan as Modified October 29, 2004.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for quarter ended September 26, 2004 and incorporated by reference herein.)

10.6*	Premium Option and Stock Award Program.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 9, 2005 and incorporated by reference herein.)

10.6 (a)*	Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed herewith.)

10.6 (b)*	Form of Restricted Stock Award Agreement under the Premium Option and Restricted Stock Program.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.6 (c)*	Amended Form of Restricted Stock Award Agreement Under the Premium Option and Stock Award Program.
(Filed herewith.)

10.6 (d)*	Form of Deferred Stock Award Agreement Under the Premium Option and Stock Award Program.
(Filed herewith.)

10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.11 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.12*	Amended and Restated Director’s Premium Option and Stock Grant Program.
(Filed herewith.)

10.12 (a)*	Form of Director’s Stock Option Agreement under the Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.14*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

Exhibit Number	Document Description
10.14 (a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14 (b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.15*	Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.15 (a)*	Amendment to Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated by reference herein.)

10.15 (b)*	Amendment to Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.18*	Consulting Agreement entered into on May 4, 2005 between Briggs & Stratton Corporation and Stephen H. Rugg.
(Filed as Exhibit 10.5 to the Company’s Report on Form 8-K dated May 4, 2005 and incorporated by reference herein.)

10.19	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs & Stratton Power Products Group, LLC, Briggs & Stratton Canada Inc., Murray, Inc. and Murray Canada Co.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

10.20	Transition Supply Agreement, dated February 11, 2005, between Briggs & Stratton Power Products Group, LLC and Murray, Inc.
(Form of Transition Supply Agreement filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

10.21	Term Loan Agreement, dated February 11, 2005, among Briggs & Stratton Corporation and LaSalle Bank N.A., as syndication agent, and Bank of America, N.A., as administrative agent.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated February 11, 2005 and incorporated by reference herein.)

10.21 (a)	Term Loan Agreement Amendment, dated March 18, 2005, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated March 18, 2005 and incorporated by reference herein.)

Exhibit Number	Document Description
10.22

Multicurrency Credit Agreement, dated May 28, 2004, among Briggs & Stratton Corporation, the financial institutions party hereto, and LaSalle Bank National Association, M&I Marshall & Ilsley Bank and U.S. Bank National Association, as co-documentation agents, and Bank of America, N.A., as administrative agent, issuing bank and swing line bank.

(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2005 and incorporated by reference herein.)

10.22 (a)	Multicurrency Credit Agreement Amendment, dated March 18, 2005, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent.
(Filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated March 18, 2005 and incorporated by reference herein.)

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed herewith.)

16	Letter Regarding Change in Certifying Accountant
(Filed as Exhibit 16.2 to the Company’s Report on Form 8-K/A filed on September 9, 2004 and incorporated by reference herein.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

23.2	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

*                 Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.