Form 10-Q
period 2005-10-02
BRIGGS & STRATTON CORP
filed 2005-11-04
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission file number 1-1370

BRIGGS & STRATTON CORPORATION

-------------------------------------------------------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Wisconsin	39-0182330
-------------------------------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12301 West Wirth Street, Wauwatosa, Wisconsin 53222
-------------------------------------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

414/259-5333
-------------------------------------------------------------------------------------------------------------------------------------------------------
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

                Yes   X     No

                Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                Yes          No    X

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 28, 2005
COMMON STOCK, par value $0.01 per share	51,733,751 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS

	October 2,	July 3,
	2005	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$84,567	$161,573
Accounts receivable, net	343,650	360,786
Inventories -
Finished products and parts	366,643	283,405
Work in process	193,374	174,648
Raw materials	12,628	11,612
Total inventories	572,645	469,665
Deferred income tax asset	97,498	92,251
Prepaid expenses and other current assets	35,001	34,930
Total current assets	1,133,361	1,119,205

OTHER ASSETS:
Goodwill	253,066	253,066
Investments	46,640	49,783
Deferred loan costs, net	5,650	6,016
Other intangible assets, net	96,062	96,445
Other long-term assets, net	28,031	27,198
Total other assets	429,449	432,508

PLANT AND EQUIPMENT:
Cost	1,006,145	1,005,644
Less - accumulated depreciation	564,899	558,389
Total plant and equipment, net	441,246	447,255
	$2,004,056	$1,998,968

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	October 2,	July 3,
	2005	2005
	(Unaudited)

CURRENT LIABILITIES:
Accounts payable	$142,037	$155,973
Accrued liabilities	191,990	196,252
Dividends payable	11,406	-
Current maturity on long-term debt	40,000	-
Short-term debt	4,721	443
Total current liabilities	390,154	352,668

OTHER LIABILITIES:
Long-term debt	446,510	486,321
Deferred income tax liability	111,295	113,794
Accrued pension cost	50,806	47,944
Accrued employee benefits	15,468	15,125
Accrued postretirement health care obligation	80,091	77,607
Other long-term liabilities	15,940	16,323
Total other liabilities	720,110	757,114

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	58,597	55,793
Retained earnings	1,022,677	1,029,329
Accumulated other comprehensive loss	(41,684)	(48,331)
Unearned compensation on restricted stock	(2,946)	(1,985)
Treasury stock at cost, 5,999 and 6,114 shares, respectively	(143,431)	(146,199)
Total shareholders’ investment	893,792	889,186
	$2,004,056	$1,998,968

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	October 2,	September 26,
	2005	2004

NET SALES	$511,709	$438,995

COST OF GOODS SOLD	430,401	368,177

Gross profit on sales	81,308	70,818

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	70,277	67,960

Income from operations	11,031	2,858

INTEREST EXPENSE	(10,028)	(8,119)

OTHER INCOME, net	6,264	2,933

Income (Loss) before provision (credit) for income taxes	7,267	(2,328)

PROVISION (CREDIT) FOR INCOME TAXES	2,540	(840)

NET INCOME (LOSS)	$4,727	$(1,488)

EARNINGS PER SHARE DATA -

Average shares outstanding	51,695	51,191

Basic earnings (loss) per share	$0.09	$(0.03)

Diluted average shares outstanding	52,158	51,191

Diluted earnings (loss) per share	$0.09	$(0.03)

CASH DIVIDENDS PER SHARE	$0.22	$0.17

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 2,	September 26,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,727	$(1,488)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	19,424	17,769
Earnings of unconsolidated affiliates, net of dividends	2,494	3,728
(Gain) Loss on disposition of plant and equipment	(6,156)	716
Provision for deferred income taxes	(7,746)	(13,377)
Stock compensation expense	2,096	117
Change in operating assets and liabilities:
Decrease (Increase) in receivables	17,136	(15,192)
Increase in inventories	(102,980)	(58,546)
(Increase) Decrease in prepaid expenses and other current assets	(5,450)	755
Decrease in accounts payable, accrued liabilities, and income taxes	(7,303)	(30,920)
Increase (Decrease) in accrued/prepaid pension	2,862	(347)
Other, net	(4,186)	1,300
Net cash used in operating activities	(85,082)	(95,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(16,317)	(17,695)
Proceeds received on sale of plant and equipment	10,474	56
Proceeds received on sale of certain assets of a subsidiary	-	4,050
Cash paid for acquisition, net of cash acquired	-	(222,548)
Refund of cash paid for acquisition	6,347	-
Net cash provided by (used in) investing activities	504	(236,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on loans and notes payable	4,278	(123)
Proceeds from exercise of stock options	2,366	17,648
Net cash provided by financing activities	6,644	17,525

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	928	560

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77,006)	(313,537)

CASH AND CASH EQUIVALENTS, beginning	161,573	342,394

CASH AND CASH EQUIVALENTS, ending	$84,567	$28,857

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,258	$15,604
Income taxes paid	$1,778	$1,652

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

Common Stock

                On August 4, 2004, Briggs & Stratton’s board approved a two-for-one stock split of its common stock, which became effective on October 29, 2004 upon shareholder approval of the amendment to the Briggs & Stratton Articles of Incorporation.  The stock split was payable on November 9, 2004 to shareholders of record as of October 29, 2004.  The split was in the form of a stock dividend, with shareholders receiving an additional share for each existing share held.  All references in the Consolidated Condensed Financial Statements to the number of common shares and related per share amounts reflect the effect of the stock split.

Accounts Receivable

                During the first quarter of fiscal 2005, accounts receivable included $39 million from Murray Inc., a major original equipment manufacturer.  Based on information available at that time, the company assessed the account was not fully collectible and believed a $10 million reserve was sufficient to cover the estimated loss.  Accordingly, an additional allowance for doubtful accounts of $10 million was recorded in the first quarter of fiscal 2005.  Subsequent to the first quarter of fiscal 2005, Murray Inc. filed for bankruptcy protection resulting in the write-off of the remaining $29 million.

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

                Shares outstanding used to compute diluted earnings per share for the quarter ended September 26, 2004 excluded 85,000 shares of restricted stock and outstanding options to purchase 2,540,176 shares of common stock.  The impact of such common stock equivalents and their effects on income were excluded from the calculation of net loss per share on a diluted basis as their effect is anti-dilutive.  There were no shares excluded from the computation of diluted earnings per share for the quarter ended October 2, 2005.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands):

	Three Months Ended
	October 2,	September 26,
	2005	2004

Net income (loss)	$4,727	$(1,488)

Average shares of common stock outstanding	51,695	51,191

Incremental common shares applicable to common stock options based on the common stock average market price during the period	427	-

Incremental common shares applicable to restricted common stock based on the common stock average market price during the period	36	-

Diluted average shares of common stock outstanding	52,158	51,191

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

	Three Months Ended
	October 2,	September 26,
	2005	2004

Net income (loss)	$4,727	$(1,488)
Cumulative translation adjustments	820	414
Unrealized gain (loss) on derivative instruments	5,827	(405)
Total comprehensive income (loss)	$11,374	$(1,479)

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	October 2,	July 3,
	2005	2005

Cumulative translation adjustments	$6,559	$5,739
Unrealized gain on derivative instruments	6,746	919
Minimum pension liability adjustment	(54,989)	(54,989)
Accumulated other comprehensive loss	$(41,684)	$(48,331)

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

Briggs & Stratton manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, Briggs & Stratton hedges a minimum of 50% of its anticipated monthly natural gas usage along with a pool of other companies.  Briggs & Stratton does not hold any actual futures contracts and actual delivery of natural gas is not required of the participants in the program.  Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by Briggs & Stratton in the period.  The fair value of the underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets.  Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Income (Loss), which are reclassified into the income statement as the monthly cash settlements occur and actual natural gas is consumed.

Segment and Geographic Information

Briggs & Stratton operates two reportable business segments that are managed separately based on fundamental differences in their operations.  Summarized segment data is as follows (in thousands):

	Three Months Ended
	October 2,	September 26,
	2005	2004
NET SALES:
Engines	$285,429	$254,112
Power Products	300,607	222,154
Inter-Segment Eliminations	(74,327)	(37,271)
Total*	$511,709	$438,995

* International Sales (included in above)
Engines	$93,301	$54,086
Power Products	22,236	7,162
Total	$115,537	$61,248

GROSS PROFIT ON SALES:
Engines	$59,684	$44,245
Power Products	19,504	24,198
Inter-Segment Eliminations	2,120	2,375
Total	$81,308	$70,818

INCOME (LOSS) FROM OPERATIONS:
Engines	$8,767	$(4,676)
Power Products	144	5,159
Inter-Segment Eliminations	2,120	2,375
Total	$11,031	$2,858

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale.  The amount recognized is based on historical failure rates and current claim cost experience.  The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Three Months Ended
	October 2,	September 26,
	2005	2004
Beginning balance	$59,625	$43,148
Balance related to acquisition	-	8,773
Payments	(9,436)	(9,015)
Provision for current year warranties	8,609	8,167
Adjustments to prior years warranties	(1,800)	(1,235)
Ending balance	$56,998	$49,838

Stock Options

Effective July 4, 2005, Briggs & Stratton’s Incentive Compensation Plan is accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 123R, “Share Based Payment”.  During the quarter ended October 2, 2005, the Company recognized approximately $1.9 million in stock option compensation expense.  Prior to July 4, 2005, the plan was accounted for according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Thus, no compensation cost was recognized prior to fiscal year 2006.  Had compensation cost for this plan been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

Three Months Ended
September 26,
2004

Net income (loss) as reported:	$(1,488)
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	1,105
Pro forma net income (loss)	$(2,593)

Basic earnings (loss) per share:
As reported	$(0.03)
Pro forma	$(0.05)

Diluted earnings (loss) per share:
As reported	$(0.03)
Pro forma	$(0.05)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pension and Postretirement Benefits

                Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees.  The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 2,	September 26,	October 2,	September 26,
	2005	2004	2005	2004

Components of net periodic (income) expense:
Service cost-benefits earned	$4,022	$3,470	$876	$763
Interest cost on projected benefit obligation	13,096	13,720	3,827	4,179
Expected return on plan assets	(17,205)	(18,061)	-	-
Amortization of:
Transition obligation	2	-	11	11
Prior service cost	774	785	8	8
Actuarial loss	2,701	143	4,035	3,390
Net periodic expense	$3,390	$57	$8,757	$8,351

Employer Contributions:

Briggs & Stratton is not required to make any contributions to the pension plans in fiscal 2006.

Estimated Benefit Payments:

Briggs & Stratton expects to make benefit payments of approximately $1.5 million for its non-qualified pension plan during fiscal 2006.  As of October 2, 2005, Briggs & Stratton had made payments of approximately $0.5 million.   Briggs & Stratton anticipates benefit payments of approximately $27.0 million for its other postretirement benefit plans during fiscal 2006.  As of October 2, 2005, Briggs & Stratton had made payments of approximately $6.7 million.

Commitments and Contingencies

Briggs & Stratton is subject to various unresolved legal actions, that arise in the normal course of its business.  These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the Company and other defendants alleging that the horsepower labels on the products they purchased were inaccurate.  The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustion engine up to 20 horsepower that was manufactured by the defendants.  The complaint seeks an injunction, compensatory and punitive damages, and attorneys’ fees.  On April 20, 2005, the court issued a stay with respect to this case pending settlement negotiations. A mediation session was held on October 6-7, 2005 involving all the parties, and discussions among the parties are ongoing.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes these unresolved legal actions will not have a material effect on its financial position. Briggs & Stratton currently does not have enough information to estimate the impact that these matters may have on its future results of operations.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Financial Information of Subsidiary Guarantor of Indebtedness

In June 1997, Briggs & Stratton issued $100 million of 7.25% senior notes, in May 2001, the Company issued $275 million of 8.875% senior notes, and in February 2005, the Company issued $125 million of variable rate term notes.  In addition, Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009 that is used to finance seasonal working capital needs.

                Under the terms of Briggs & Stratton’s 8.875% senior notes, 7.25% senior notes, variable rate term notes, and the revolving credit agreement (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC and its wholly owned subsidiary, Simplicity Manufacturing, Inc., are joint and several guarantors of the Domestic Indebtedness (the “Guarantor”).  The guarantees are full and unconditional guarantees.  Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness.  Currently, all of the Domestic Indebtedness is unsecured.    If Briggs & Stratton were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness.  Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	October 2, 2005	Maximum
	Carrying Amount	Guarantee

8.875% Senior Notes, due March 15, 2011	$271,875	$275,000

7.25% Senior Notes, due September 15, 2007	$89,635	$90,000

Variable Rate Term Notes, due February 11, 2008	$125,000	$125,000

Revolving Credit Facility, expiring May 2009	$-	$350,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of October 2, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets	$760,175	$509,958	$179,218	$(315,990)	$1,133,361
Investment in subsidiaries	770,102	-	-	(770,102)	-
Non-current assets	406,958	447,832	15,905		870,695
	$1,937,235	$957,790	$195,123	$(1,086,092)	$2,004,056

Current liabilities	$413,194	$158,716	$125,887	$(307,643)	$390,154
Long-term debt	446,510	-	-	-	446,510
Other long-term obligations	175,392	97,924	284	-	273,600
Shareholders’ investment	902,139	701,150	68,952	(778,449)	893,792
	$1,937,235	$957,790	$195,123	$(1,086,092)	$2,004,056

BALANCE SHEET

As of July 3, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets	$702,178	$424,473	$185,436	$(192,882)	$1,119,205
Investment in subsidiaries	770,539	-	-	(770,539)	-
Non-current assets	416,503	447,986	15,274	-	879,763
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

Current liabilities	$328,914	$74,890	$130,483	$(181,619)	$352,668
Long-term debt	486,321	-	-	-	486,321
Other long-term obligations	173,536	96,974	283	-	270,793
Shareholders’ investment	900,449	700,595	69,944	(781,802)	889,186
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended October 2, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$267,041	$297,859	$50,305	$(103,496)	$511,709
Cost of goods sold	214,529	280,463	41,540	(106,131)	430,401
Gross profit	52,512	17,396	8,765	2,635	81,308
Engineering, selling, general and administrative expenses	42,923	18,289	9,065	-	70,277
Income (Loss) from operations	9,589	(893)	(300)	2,635	11,031
Interest expense	(11,371)	(14)	(53)	1,410	(10,028)
Other income (expense), net	7,711	1,776	(988)	(2,235)	6,264
Income (Loss) before income taxes	5,929	869	(1,341)	1,810	7,267
Provision (Credit) for
income taxes	2,075	698	640	(873)	2,540
Net income (loss)	$3,854	$171	$(1,981)	$2,683	$4,727

STATEMENT OF INCOME

For the Three Months Ended September 26, 2004

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$242,165	$235,175	$37,459	$(75,804)	$438,995
Cost of goods sold	205,218	210,932	29,064	(77,037)	368,177
Gross profit	36,947	24,243	8,395	1,233	70,818
Engineering, selling, general and administrative expenses	42,184	18,890	6,886	-	67,960
Income (Loss) from operations	(5,237)	5,353	1,509	1,233	2,858
Interest expense	(7,575)	(28)	(41)	(475)	(8,119)
Other income (expense), net	8,303	(388)	(82)	(4,900)	2,933
Income (Loss) before income taxes	(4,509)	4,937	1,386	(4,142)	(2,328)
Provision (Credit) for
income taxes	(1,623)	1,906	275	(1,398)	(840)
Net income (loss)	$(2,886)	$3,031	$1,111	$(2,744)	$(1,488)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended October 2, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(131,711)	$38,685	$(1,598)	$9,542	$(85,082)

Cash Flows from Investing Activities:
Additions to plant and equipment	(11,457)	(4,094)	(766)	-	(16,317)
Proceeds received on sale of plant and equipment	10,455	19	-	-	10,474
Refund of cash paid for acquisition	-	6,347	-	-	6,347
Capital contributions to subsidiary	(383)	-	-	383	-
Net Cash (Used in) Provided by Investing Activities	(1,385)	2,272	(766)	383	504

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	39,636	(39,547)	13,731	(9,542)	4,278
Proceeds from exercise of stock options	2,366	-	-	-	2,366
Capital contributions received	-	383	-	(383)	-
Net Cash Provided by (Used in)
Financing Activities	42,002	(39,164)	13,731	(9,925)	6,644

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	-	-	928	-	928

Net (Decrease) Increase in Cash and Cash Equivalents	(91,094)	1,793	12,295	-	(77,006)
Cash and Cash Equivalents, Beginning	143,034	6,376	12,163	-	161,573
Cash and Cash Equivalents, Ending	$51,940	$8,169	$24,458	$-	$84,567

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 26, 2004

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(151,174)	$52,475	$2,983	$231	$(95,485)

Cash Flows from Investing Activities:
Additions to plant and equipment	(13,884)	(1,877)	(1,934)	-	(17,695)
Proceeds received on sale of plant and equipment	52	-	4	-	56
Proceeds received on sale of certain assets of a subsidiary	-	-	4,050	-	4,050
Capital contributions to subsidiary	(238,713)	-	-	238,713	-
Cash paid for acquisition, net of cash acquired	(719)	(221,829)	-	-	(222,548)
Other, net	(2,656)	-	2,656	-	-
Net Cash (Used in) Provided by Investing Activities	(255,920)	(223,706)	4,776	238,713	(236,137)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	64,297	(64,291)	102	(231)	(123)
Proceeds from exercise of stock options	17,648	-	-	-	17,648
Capital contributions received	-	238,713	-	(238,713)	-
Net Cash Provided by (Used in) Financing Activities	81,945	174,422	102	(238,944)	17,525

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	-	-	560	-	560

Net (Decrease) Increase in Cash and Cash Equivalents	(325,149)	3,191	8,421	-	(313,537)
Cash and Cash Equivalents, Beginning	326,809	4,007	11,578	-	342,394
Cash and Cash Equivalents, Ending	$1,660	$7,198	$19,999	$-	$28,857

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the first quarter of fiscal 2006 totaled $512 million, an increase of $73 million or 17% when compared to the same period of the preceding year.

The Power Products Segment net sales increased $78 million, driven by the inclusion of $80 million of sales related to Murray branded lawn and snow equipment, in the current year.  Generator sales benefited from two hurricanes in the current year, but the increase was offset by lower pressure washer and premium lawn and garden equipment sales.  Pressure washer sales decreases reflect changing operating procedures at certain retailers in their effort to carry less inventory.  Premium lawn and garden equipment sales declines reflect lower replenishment sales to dealers due to higher inventories in certain areas of the country caused by dry weather.

The Engine Segment net sales increase was $31 million or 12% between years.  This increase is volume driven due to improved shipments to Europe and increased shipments of engines to generator manufacturers.

GROSS PROFIT MARGIN

                The consolidated gross profit margin was 16% in the first quarter of fiscal 2006 and fiscal 2005. Engine Segment margins increased to 21% in fiscal 2006 from 17% in fiscal 2005. The increase in margin is attributable to a $6 million gain recorded on the sale of an operating asset. The Power Products Segment margins for the first quarter decreased from 11% in fiscal 2005 to 6% in fiscal 2006. Losses on sales of Murray branded product in the quarter reduced an improved segment margin of 13% to 6% due to the expenses associated with winding down the Transition Supply Agreement with the estate of Murray, Inc. Improved margins on generators and pressure washers attributable to pricing improvements and operating efficiencies were partially offset by lower margins on premium lawn and garden product due to increased expense because of higher interest rates on dealer financing costs and lower production levels.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

                Engineering, Selling, General and Administrative Expenses increased by $12 million between years, excluding the impact of the $10 million bad debt expense on the Murray, Inc. trade receivable, taken in the first quarter of fiscal 2005. The current year increases were driven primarily by planned increases in advertising and promotional costs of $3 million; increased salaries and fringe benefits of $3 million and increased professional service fees of $3 million, which included legal fees and consulting for information technology enhancements. In addition, we adopted SFAS 123R in the current quarter, which resulted in the recognition of compensation expense on certain outstanding stock options of $2 million.

INTEREST EXPENSE

Interest expense was $10 million in the first quarter of fiscal 2006, compared to $8 million in the first quarter of fiscal 2005. The increase is attributable to higher borrowings associated with the $125 million Term Notes used to finance the acquisition of certain assets of Murray, Inc. in the third quarter of fiscal 2005.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

The effective tax rate used in the first quarter of fiscal 2006 was 35%. This is management’s estimate of what the rate will be for the entire year. The rate for the first quarter of fiscal 2005 was 36% and was ultimately decreased to 33% for the entire fiscal year. The increase of the rate in the current year is attributable to increased earnings expectations and lower dividend income expected in the current year and the resulting foreign tax credit implications.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first quarter of fiscal 2006 was $85 million, a decrease of $10 million from the first quarter of fiscal 2005. This resulted from a lower deferred tax provision between years and $4 million of decreased working capital requirements between years.  In the first quarter of fiscal 2005, generator and pressure washer inventory declined $47 million from the fiscal year end balance.  This decline provided an offset to the buildup that occurred in the Engine Segment inventory.  The first quarter of fiscal 2006 started out with significantly lower generator and pressure washer inventories primarily because of generator demand created by a June 2005 tax incentive program in Florida.  Consequently, the fiscal 2006 inventory increase represents the buildup of Engine Segment inventory.  The increase in inventory carrying values for the period was more than offset by lower bonus and other accrual payouts in the quarter, as well as, lower receivables between years due to the elimination of $29 million in receivables from Murray, Inc.

In the first quarter of fiscal 2006, cash provided by investing activities was $1 million compared to the use of $236 million in fiscal 2005. The $237 million decrease in use of cash is attributable to the $223 million acquisition of Simplicity Manufacturing, Inc. in the first quarter of fiscal 2005 and greater proceeds from the sale of assets in the first quarter of fiscal 2006.

Net cash provided by financing activities was $7 million in fiscal 2006, an $11 million decrease from the $18 million net cash provided in fiscal 2005. The decrease is attributable primarily to reduced stock option activity in the current year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

                Briggs & Stratton has a $350 million revolving credit faculty that expires in May 2009. The credit facility is used to fund seasonal working capital requirements and other financing needs.

Management has authorization to buy up to 1.8 million shares of Briggs & Stratton common stock in open market or private transactions under a June 2000 Board of Directors’ authorization. The Company did not purchase any shares in the first quarter of fiscal 2006.

Management expects cash outflows for capital expenditures to be approximately $80 million in fiscal 2006. These anticipated expenditures provide for continued investment in equipment and new products. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

                There have been no material changes since the September 16, 2005, filing of the Company’s Annual Report on Form 10-K.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OTHER MATTERS

                During the first quarter of fiscal 2006, Briggs & Stratton extended the term of its collective bargaining agreement governing certain Milwaukee area employees through July 31, 2010.  Other agreements expire at various times ranging from 2006-2008.

CONTRACTUAL OBLIGATIONS

                There have been no material changes since the September 16, 2005, filing of the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in Briggs & Stratton’s critical accounting policies since the September 16, 2005 filing of its Annual Report on Form 10-K.  As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; our customers’ ability to successfully obtain financing; the actions of customers of our OEM customers; actions by potential acquirers of certain OEMs; the ability to successfully realize the maximum market value of acquired assets; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                There have been no material changes since the September 16, 2005, filing of the Company’s Annual Report on Form 10-K.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has not been any change in the Company’s internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the first fiscal quarter, the Company integrated Simplicity Manufacturing, Inc. onto its existing enterprise-wide information system.  The Company does not believe this has had a material effect on the Company’s internal control over financial reporting.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                At the Annual Meeting of Shareholders on October 19, 2005, director nominees named below were elected to a three-year term expiring in 2008 by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
Jay H. Baker	48,006,375	157,749
Michael E. Batten	47,701,435	461,244
Brian C. Walker	48,014,986	146,138

Directors whose terms of office continue past the Annual Meeting of Shareholders are:

William F. Achtmeyer, David L. Burner, Mary K. Bush, Robert J. O’Toole, John S. Shiely, and Charles I. Story.

Shareholders ratified the selection of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm.  The vote was 46,406,304 for the proposal, 1,673,499 against, with 81,319 abstentions.

ITEM 6.  EXHIBITS

Exhibit
Number	Description

10.1	Briggs & Stratton Premium Option and Stock Award Program
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 9, 2005 and incorporated by reference herein.)

10.2	Amended and Restated Economic Value Added Incentive Compensation Plan effective August 9, 2005
(Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.3	Summary of Named Executive Officer Salary Increase
(Filed herewith)

10.4	Retention and Consulting Agreement entered into on September 12, 2005 between Briggs & Stratton Corporation and Mark R. Hazeltine
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated September 12, 2005 and incorporated by reference herein.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: November 4, 2005	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Briggs & Stratton Premium Option and Stock Award Program (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 9, 2005 and incorporated by reference herein.)

10.2	Amended and Restated Economic Value Added Incentive Compensation Plan effective August 9, 2005
(Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.3	Summary of Named Executive Officer Salary Increase
(Filed herewith)

10.4	Retention and Consulting Agreement entered into on September 12, 2005 between Briggs & Stratton Corporation and Mark R. Hazeltine
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated September 12, 2005 and incorporated by reference herein.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)