Form 10-Q
period 2006-01-01
BRIGGS & STRATTON CORP
filed 2006-02-07
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2006

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                   to

Commission file number 1-1370

BRIGGS & STRATTON CORPORATION

------------------------------------------------------------------------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

Wisconsin	39-0182330
------------------------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

12301 West Wirth Street, Wauwatosa, Wisconsin 53222
------------------------------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices) (Zip Code)

414/259-5333
------------------------------------------------------------------------------------------------------------------------------------------------
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

Yes  X     No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer           X                           Accelerated filer                                   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	January 27, 2006
COMMON STOCK, par value $0.01 per share	51,804,698 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS

	January 1,	July 3,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$39,759	$161,573
Accounts receivable, net	467,248	360,786
Inventories -
Finished products and parts	400,441	283,405
Work in process	232,155	174,648
Raw materials	12,244	11,612
Total inventories	644,840	469,665
Deferred income tax asset	94,719	92,251
Prepaid expenses and other current assets	29,029	34,930
Total current assets	1,275,595	1,119,205

OTHER ASSETS:
Goodwill	253,663	253,663
Investments	47,879	49,783
Deferred loan costs, net	5,223	6,016
Other intangible assets, net	95,520	96,445
Other long-term assets, net	27,046	26,601
Total other assets	429,331	432,508

PLANT AND EQUIPMENT:
Cost	1,018,825	1,005,644
Less - accumulated depreciation	578,477	558,389
Total plant and equipment, net	440,348	447,255
	$2,145,274	$1,998,968

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	January 1,	July 3,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$149,278	$155,973
Accrued liabilities	189,926	196,252
Dividends payable	11,409	-
Current maturity on long-term debt	40,000	-
Short-term debt	138,060	443
Total current liabilities	528,673	352,668

OTHER LIABILITIES:
Long-term debt	441,754	486,321
Deferred income tax liability	106,900	113,794
Accrued pension cost	53,304	47,944
Accrued employee benefits	15,687	15,125
Accrued postretirement health care obligation	80,811	77,607
Other long-term liabilities	15,778	16,323
Total other liabilities	714,234	757,114

SHAREHOLDERS' INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	60,739	55,793
Retained earnings	1,033,114	1,029,329
Accumulated other comprehensive loss	(45,836)	(48,331)
Unearned compensation on restricted stock	(2,942)	(1,985)
Treasury stock at cost, 5,993 and 6,114 shares, respectively	(143,287)	(146,199)
Total shareholders' investment	902,367	889,186
	$2,145,274	$1,998,968

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

NET SALES	$574,313	$503,700	$1,086,022	$942,695

COST OF GOODS SOLD	456,961	397,558	887,362	765,735

Gross profit on sales	117,352	106,142	198,660	176,960

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	78,722	92,658	148,999	160,618

Income from operations	38,630	13,484	49,661	16,342

INTEREST EXPENSE	(11,305)	(8,795)	(21,333)	(16,914)

OTHER INCOME, net	6,223	6,081	12,487	9,014

Income before provision for income taxes	33,548	10,770	40,815	8,442

PROVISION FOR INCOME TAXES	11,730	3,710	14,270	2,870

NET INCOME	$21,818	$7,060	$26,545	$5,572

EARNINGS PER SHARE DATA -

Average shares outstanding	51,695	51,193	51,714	51,361

Basic earnings per share	$0.42	$0.14	$0.51	$0.11

Diluted average shares outstanding	52,066	51,751	52,093	51,905

Diluted earnings per share	$0.42	$0.14	$0.51	$0.11

CASH DIVIDENDS PER SHARE	$0.22	$0.17	$0.44	$0.34

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Six Months Ended
	January 1,	December 26,
	2006	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,545	$5,572
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	38,373	35,600
Earnings of unconsolidated affiliates, net of dividends	1,948	3,517
(Gain) Loss on disposition of plant and equipment	(5,402)	1,279
Provision for deferred income taxes	(9,362)	(29,392)
Change in bad debt allowance	(658)	40,123
Stock compensation expense	4,385	237
Change in operating assets and liabilities:
Increase in receivables	(105,804)	(116,144)
Increase in inventories	(175,175)	(165,404)
(Increase) Decrease in prepaid expenses and other current assets	(1,254)	994
Decrease in accounts payable, accrued liabilities, and income taxes	(3,426)	(11,920)
Increase (Decrease) in accrued/prepaid pension	5,360	(475)
Other, net	(3,407)	2,044
Net cash used in operating activities	(227,877)	(233,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(34,354)	(39,382)
Proceeds received on sale of plant and equipment	10,696	332
Investment in joint venture	(900)	-
Proceeds received on sale of certain assets of a subsidiary	-	4,050
Cash paid for acquisition, net of cash acquired	-	(223,113)
Refund of cash paid for acquisition	6,347	-
Net cash used in investing activities	(18,211)	(258,113)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on loans and notes payable	132,617	160,950
Dividends	(11,379)	(8,694)
Proceeds from exercise of stock options	2,367	17,648
Net cash provided by financing activities	123,605	169,904

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	669	3,862

NET DECREASE IN CASH AND CASH EQUIVALENTS	(121,814)	(318,316)

CASH AND CASH EQUIVALENTS, beginning	161,573	342,394

CASH AND CASH EQUIVALENTS, ending	$39,759	$24,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,130	$16,078
Income taxes paid	$21,347	$9,710

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

Common Stock

On August 4, 2004, Briggs & Stratton’s board approved a two-for-one stock split of its common stock, which became effective on October 29, 2004 upon shareholder approval of the amendment to the Briggs & Stratton Corporation Articles of Incorporation.  The stock split was payable on November 9, 2004 to shareholders of record as of October 29, 2004.  The split was in the form of a stock dividend, with shareholders receiving an additional share for each existing share held.  All references in the Consolidated Condensed Financial Statements to the number of common shares and related per share amounts reflect the effect of the stock split.

Accounts Receivable

During the first quarter of fiscal 2005, accounts receivable included $39 million from Murray, Inc., a major original equipment manufacturer.  Based on information available at that time, the company assessed the account was not fully collectible and believed a $10 million reserve was sufficient to cover the estimated loss.  Accordingly, an additional allowance for doubtful accounts of $10 million was recorded in the first quarter of fiscal 2005.  Subsequent to the first quarter of fiscal 2005, Murray Inc. filed for bankruptcy protection resulting in the write-off of the remaining $29 million in the second quarter of fiscal 2005.

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

Shares outstanding used to compute diluted earnings per share for the quarter and six month period ended January 1, 2006 excluded weighted average outstanding options to purchase approximately 1,504,000 and 1,422,000 shares of common stock, respectively.  The impact of such common stock equivalents was excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.  In the prior fiscal year, no shares were excluded from the computation of diluted earnings per share for the second quarter and six month periods.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Net income	$21,818	$7,060	$26,545	$5,572

Average shares of common stock outstanding	51,695	51,193	51,714	51,361

Incremental common shares applicable to common stock options based on the common stock average market price during the period	307	526	314	510

Incremental common shares applicable to restricted and deferred common stock based on the common stock average market price during the period	64	32	65	34

Diluted average shares of common stock outstanding	52,066	51,751	52,093	51,905

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

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Net income	$21,818	$7,060	$26,545	$5,572

Cumulative translation adjustments	(735)	3,105	85	3,519
Unrealized (loss) gain on derivative instruments	(3,417)	(853)	2,410	(1,258)
Total comprehensive income	$17,666	$9,312	$29,040	$7,833

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	January 1,	July 3,
	2006	2005

Cumulative translation adjustments	$5,824	$5,739
Unrealized gain on derivative instruments	3,329	919
Minimum pension liability adjustment	(54,989)	(54,989)
Accumulated other comprehensive loss	$(45,836)	$(48,331)

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment and Geographic Information

Briggs & Stratton operates two reportable business segments that are managed separately based on fundamental differences in their operations.  Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004
NET SALES:
Engines	$380,901	$374,874	$666,330	$628,986
Power Products	256,609	169,108	557,216	391,262
Inter-Segment Eliminations	(63,197)	(40,282)	(137,524)	(77,553)
Total*	$574,313	$503,700	$1,086,022	$942,695

* International Sales (included in above)
Engines	$121,398	$102,718	$214,699	$156,804
Power Products	28,153	7,997	50,389	15,159
Total	$149,551	$110,715	$265,088	$171,963

GROSS PROFIT ON SALES:
Engines	$93,503	$88,681	$153,187	$132,926
Power Products	26,472	17,849	45,976	42,047
Inter-Segment Eliminations	(2,623)	(388)	(503)	1,987
Total	$117,352	$106,142	$198,660	$176,960

INCOME (LOSS) FROM OPERATIONS:
Engines	$35,699	$14,528	$44,466	$9,852
Power Products	5,554	(656)	5,698	4,503
Inter-Segment Eliminations	(2,623)	(388)	(503)	1,987
Total	$38,630	$13,484	$49,661	$16,342

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale.  The amount recognized is based on historical failure rates and current claim cost experience.  The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Six Months Ended
	January 1,	December 26,
	2006	2004
Beginning balance	$59,625	$43,148
Balance related to acquisition	-	8,773
Payments	(21,680)	(18,603)
Provision for current year warranties	18,302	19,125
Adjustments to prior years’ warranties	(5,087)	(1,784)
Ending balance	$51,160	$50,659

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Stock Incentives

The Company had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance.  Effective October 20, 2004, the Company adopted an Incentive Compensation Plan under which 4,000,000 shares of common stock (8,000,000 shares as a result of the 2-for-1 stock split) were reserved for future issuance.  The adoption of this Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero.  However, as of January 1, 2006, and July 3, 2005, there were 3,002,788 and 3,092,168 outstanding option and restricted stock awards granted under the Stock Incentive Plan, respectively, that are or may become exercisable in the future.  In accordance with both plans, the Company can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock and cash bonus awards subject to certain annual limitations.  The plans also allow the Company to issue directors non-qualified stock options and directors’ fees in stock.

Effective July 4, 2005, Briggs & Stratton’s Incentive Compensation Plan is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”.  During the quarter ended January 1, 2006, the Company recognized approximately $1.9 million in stock option compensation expense, and approximately $3.8 million during the six months ended January 1, 2006.  Prior to July 4, 2005, the plan was accounted for according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Thus, no compensation cost was recognized prior to fiscal year 2006.  Had compensation cost for this plan been determined consistent with SFAS No. 123R, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	December 26,	December 26,
	2004	2004

Net income as reported:	$7,060	$5,572
Deduct employee compensation expense
determined under a fair value based
method, net of related tax effects	(1,471)	(2,461)
Pro forma net income	$5,589	$3,111

Basic earnings per share:
As reported	$0.14	$0.11
Pro forma	$0.11	$0.06

Diluted earnings per share:
As reported	$0.14	$0.11
Pro forma	$0.11	$0.06

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The exercise price of each stock option issued is in excess of the market value of the stock on the date of grant.  The fair value of each option is estimated using the Black-Scholes option pricing model.  The grant-date fair market value of the options and assumptions used to determine such value are:

Options Granted During	2006	2005

Grant Date Fair Value*	$7.37	$12.12
Assumptions:
Risk-free Interest Rate	4.3%	4.2%
Expected Volatility	25.1%	28.4%
Expected Dividend Yield	1.9%	1.9%
Expected Term (In Years)	5.0	10.0

* Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

Information on the options outstanding is as follows:

		Wtd. Avg.
	Shares*	Ex. Price
Balance, June 27, 2004	2,498,290	$28.27

Granted During the Year	1,149,340	36.68
Exercised During the Year	(622,262)	32.67
Expired During the Year	(18,200)	37.27
Balance, July 3, 2005	3,007,168	$30.52

Granted During the First Six Months	355,123	38.83
Exercised During the First Six Months	(80,380)	29.44
Expired During the First Six Months	-	-
Balance, January 1, 2006	3,281,911	$31.46

Grant Summary*
Fiscal	Grant	Date	Expiration	Exercise	Options
Year	Date	Exercisable	Date	Price	Outstanding
2001	8-3-00	8-3-03	8-3-07	$23.11	319,348
2002	8-7-01	8-7-04	8-7-08	24.60	397,200
2003	8-13-02	8-13-05	8-13-09	23.35	302,580
2004	8-15-03	8-15-06	8-15-13	30.44	758,320
2005	8-13-04	8-13-07	8-13-14	36.68	1,149,340
2006	8-16-05	8-16-08	8-16-10	38.83	355,123

* Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

Under the plans, the Company has issued restricted stock to certain employees.  During the six months ended January 1, 2006, the Company issued 38,574 shares.  During fiscal year 2005, the Company issued 26,000 shares.  The restricted stock vests on the fifth anniversary date of issue provided that the recipient is still employed by the Company.  The aggregate market value on the date of issue of $1.3 million during the six months ended January 1, 2006 and $1.0 million in fiscal 2005 has been recorded as unearned compensation, a separate component of the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the plans, the Company may also issue stock to its directors in lieu of directors’ fees.  The Company has issued 2,800 and 3,463 shares during the six months ended January 1, 2006 and the twelve months ended July 3, 2005, respectively.

Under the Incentive Compensation Plan, the Company may also issue deferred stock to its officers and key employees.  Under this provision, the Company issued 24,905 and 1,000 shares during the six months ended January 1, 2006 and the twelve months ended July 3, 2005, respectively.  The aggregate market value on the date of issue was $871,000 and $34,000 for the six months ended January 1, 2006 and the twelve months ended July 3, 2005, respectively.  Expense is recognized ratably over the five-year vesting period.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees.  The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Components of net periodic expense:
Service cost-benefits earned	$3,693	$3,017	$639	$609
Interest cost on projected benefit obligation	13,202	13,502	3,686	4,172
Expected return on plan assets	(17,294)	(17,339)	-	-
Amortization of:
Transition obligation	2	-	12	12
Prior service cost	872	785	(323)	7
Actuarial loss	2,426	245	3,862	3,766
Net periodic expense	$2,901	$210	$7,876	$8,566

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	January 1,	December 26,	January 1,	December 26,
	2006	2004	2006	2004

Components of net periodic expense:
Service cost-benefits earned	$7,715	$6,487	$1,515	$1,372
Interest cost on projected benefit obligation	26,298	27,222	7,513	8,351
Expected return on plan assets	(34,499)	(35,400)	-	-
Amortization of:
Transition obligation	4	-	23	23
Prior service cost	1,646	1,570	(315)	15
Actuarial loss	5,127	388	7,897	7,156
Net periodic expense	$6,291	$267	$16,633	$16,917

Employer Contributions:

There were no contributions made to the plan for the quarters ended January 1, 2006 and December 26, 2004.  Briggs & Stratton is not required to make any contributions to the pension plans in fiscal 2006.

Estimated Benefit Payments:

Briggs & Stratton expects to make benefit payments of approximately $1.6 million for its non-qualified pension plan during fiscal 2006.  As of January 1, 2006, Briggs & Stratton had made payments of approximately $0.9 million.  Briggs & Stratton anticipates benefit payments of approximately $27.3 million for its other postretirement benefit plans during fiscal 2006.  As of January 1, 2006, Briggs & Stratton had made payments of approximately $14.4 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Commitments and Contingencies

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business.  These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On January 14, 2005, the Company filed a lawsuit against Kohler Co. (Briggs & Stratton Corporation v. Kohler Co., No 05-C-0025-C (U.S. District Court, Western District of Wisconsin)) alleging Kohler’s single-cylinder Courage engine infringes two of the Company’s U.S. patents.  Kohler filed counterclaims against the Company on April 15, 2005, alleging that the Company’s pricing and contracting practices violate federal antitrust laws and related state laws.  The Company’s infringement claims are scheduled for trial in February 2006, and Kohler’s counterclaims are scheduled for trial in September 2006.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Financial Information of Subsidiary Guarantor of Indebtedness

In June 1997, Briggs & Stratton issued $100 million of 7.25% senior notes; in May 2001, the Company issued $275 million of 8.875% senior notes; and in February 2005, the Company issued $125 million of variable rate term notes.  In addition, Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009 that is used to finance seasonal working capital needs.

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

	January 1, 2006	Maximum
	Carrying Amount	Guarantee

8.875% Senior Notes, due March 15, 2011	$267,072	$270,000

7.25% Senior Notes, due September 15, 2007	$89,682	$90,000

Variable Rate Term Notes, due February 11, 2008	$125,000	$125,000

Revolving Credit Facility, expiring May 2009	$134,865	$350,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of January 1, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets	$935,347	$513,875	$179,722	$(353,349)	$1,275,595
Investment in subsidiaries	776,105	-	-	(776,105)	-
Non-current assets	404,264	448,505	16,910	-	869,679
	$2,115,716	$962,380	$196,632	$(1,129,454)	$2,145,274

Current liabilities	$584,461	$156,402	$128,012	$(340,202)	$528,673
Long-term debt	441,754	-	-	-	441,754
Other long-term obligations	173,987	98,216	277	-	272,480
Shareholders' investment	915,514	707,762	68,343	(789,252)	902,367
	$2,115,716	$962,380	$196,632	$(1,129,454)	$2,145,274

BALANCE SHEET

As of July 3, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets	$702,178	$424,473	$185,436	$(192,882)	$1,119,205
Investment in subsidiaries	770,539	-	-	(770,539)	-
Non-current assets	416,503	447,986	15,274	-	879,763
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

Current liabilities	$328,914	$74,890	$130,483	$(181,619)	$352,668
Long-term debt	486,321	-	-	-	486,321
Other long-term obligations	173,536	96,974	283	-	270,793
Shareholders' investment	900,449	700,595	69,944	(781,802)	889,186
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended January 1, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$372,267	$254,327	$48,315	$(100,596)	$574,313
Cost of goods sold	283,960	227,466	40,457	(94,922)	456,961
Gross profit	88,307	26,861	7,858	(5,674)	117,352
Engineering, selling, general and administrative expenses	50,335	20,139	8,248	-	78,722
Income (Loss) from operations	37,972	6,722	(390)	(5,674)	38,630
Interest expense	(13,380)	(17)	(89)	2,181	(11,305)
Other income (expense), net	7,097	2,411	(247)	(3,038)	6,223
Income (Loss) before income taxes	31,689	9,116	(726)	(6,531)	33,548
Provision (Credit) for income taxes	11,091	2,503	(644)	(1,220)	11,730
Net income (loss)	$20,598	$6,613	$(82)	$(5,311)	$21,818

STATEMENT OF INCOME

For the Six Months Ended January 1, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$639,308	$552,186	$98,620	$(204,092)	$1,086,022
Cost of goods sold	498,489	507,929	81,997	(201,053)	887,362
Gross profit	140,819	44,257	16,623	(3,039)	198,660
Engineering, selling, general and administrative expenses	93,258	38,428	17,313	-	148,999
Income (Loss) from operations	47,561	5,829	(690)	(3,039)	49,661
Interest expense	(24,751)	(31)	(142)	3,591	(21,333)
Other income (expense), net	14,808	4,187	(1,235)	(5,273)	12,487
Income (Loss) before income taxes	37,618	9,985	(2,067)	(4,721)	40,815
Provision (Credit) for income taxes	13,166	3,201	(4)	(2,093)	14,270
Net income (loss)	$24,452	$6,784	$(2,063)	$(2,628)	$26,545

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 26, 2004

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$362,167	$187,561	$39,773	$(85,801)	$503,700
Cost of goods sold	282,443	169,537	28,483	(82,905)	397,558
Gross profit	79,724	18,024	11,290	(2,896)	106,142
Engineering, selling, general and administrative expenses	67,060	18,320	7,278	-	92,658
Income (Loss) from operations	12,664	(296)	4,012	(2,896)	13,484
Interest (income) expense	(8,690)	4	(31)	(78)	(8,795)
Other income (expense), net	6,205	344	93	(561)	6,081
Income (Loss) before income taxes	10,179	52	4,074	(3,535)	10,770
Provision (Credit) for income taxes	3,551	67	524	(432)	3,710
Net income (loss)	$6,628	$(15)	$3,550	$(3,103)	$7,060

STATEMENT OF INCOME

For The Six Months Ended December 26, 2004

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$604,332	$422,736	$77,232	$(161,605)	$942,695
Cost of goods sold	487,661	380,469	57,547	(159,942)	765,735
Gross profit	116,671	42,267	19,685	(1,663)	176,960
Engineering, selling, general and administrative expenses	109,244	37,210	14,164	-	160,618
Income (Loss) from operations	7,427	5,057	5,521	(1,663)	16,342
Interest (income) expense	(16,265)	(24)	(72)	(553)	(16,914)
Other income (expense), net	14,508	(44)	11	(5,461)	9,014
Income (Loss) before income taxes	5,670	4,989	5,460	(7,677)	8,442
Provision (Credit) for income taxes	1,928	1,973	799	(1,830)	2,870
Net income (loss)	$3,742	$3,016	$4,661	$(5,847)	$5,572

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended January 1, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(316,478)	$81,152	$(3,264)	$10,713	$(227,877)

Cash Flows from Investing Activities:
Additions to plant and equipment	(23,427)	(8,532)	(2,395)	-	(34,354)
Proceeds received on sale of plant and equipment	10,641	46	9	-	10,696
Cash investment in subsidiary	(382)	-	-	382	-
Investment in joint venture	(900)	-	-	-	(900)
Refund of cash paid for acquisition	-	6,347	-	-	6,347
Net Cash (Used in) Provided by Investing Activities	(14,068)	(2,139)	(2,386)	382	(18,211)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	211,655	(81,771)	13,445	(10,712)	132,617
Dividends	(11,379)	-	-	-	(11,379)
Proceeds from exercise of stock options	2,367	-	-	-	2,367
Capital contributions received	-	383	-	(383)	-
Net Cash Provided by (Used in) Financing Activities	202,643	(81,388)	13,445	(11,095)	123,605

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	-	-	669	-	669

Net (Decrease) Increase in Cash and Cash Equivalents	(127,903)	(2,375)	8,464	-	(121,814)
Cash and Cash Equivalents, Beginning	143,034	6,376	12,163	-	161,573
Cash and Cash Equivalents, Ending	$15,131	$4,001	$20,627	$-	$39,759

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 26, 2004

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(280,652)	$55,133	$(5,640)	$(2,810)	$(233,969)

Cash Flows from Investing Activities:
Additions to plant and equipment	(28,503)	(5,659)	(5,220)	-	(39,382)
Proceeds received on sale of plant and equipment	325	4	3	-	332
Proceeds received on sale of
certain assets of a subsidiary	-	-	4,050	-	4,050
Capital contributions to subsidiary	(244,561)	-	(1)	244,562	-
Cash paid for acquisition, net of cash acquired	(719)	(222,394)	-	-	(223,113)
Net Cash (Used in) Provided by Investing Activities	(273,458)	(228,049)	(1,168)	244,562	(258,113)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	229,772	(67,673)	1,030	(2,179)	160,950
Dividends	(8,694)	-	(4,989)	4,989	(8,694)
Proceeds from exercise of stock options	17,648	-	-	-	17,648
Capital contributions received	-	239,277	5,285	(244,562)	-
Net Cash Provided by (Used in) Financing Activities	238,726	171,604	1,326	(241,752)	169,904

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(1)	-	3,863	-	3,862

Net Decrease in Cash and Cash Equivalents	(315,385)	(1,312)	(1,619)	-	(318,316)
Cash and Cash Equivalents, Beginning	326,809	4,007	11,578	-	342,394
Cash and Cash Equivalents, Ending	$11,424	$2,695	$9,959	$-	$24,078

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the second quarter of fiscal 2006 totaled $574 million, an increase of $70 million or 14% when compared to fiscal 2005.  The increase is driven by improved sales performance of the Power Products Segment, including the inclusion of $63 million of sales of end product associated with our acquisition of certain assets of Murray, Inc. (“Murray”), which was completed in February of 2005.

Second quarter net sales for the Engines Segment were $381 million versus $375 million in fiscal 2005, an increase of $6 million or 2%.  The increase resulted from an increase in engine unit shipments between quarters resulting in a $13 million increase in net sales.  The increased volume is attributable to strong demand for generator engines.  This improvement was offset by the impact of an unfavorable Euro exchange rate and a mix of shipments that favored lower priced engines.

Second quarter Power Products Segment net sales were $257 million versus $169 million in fiscal 2005.  The $88 million increase was driven primarily by the inclusion of $63 million of sales of Murray end product in the current quarter.  The remainder of the improvement was driven by increased generator and pressure washer unit volume between years.  The generator volume increase reflects continued replenishment of retail inventories that were depleted by the hurricane season.  Pressure washer unit shipments increased between years due to improved retail sell through.  Sales of premium lawn and garden equipment were flat between years.

Consolidated net sales for the first six months of fiscal 2006 totaled $1.086 billion, an increase of $143 million or 15%, compared to the first six months of the prior year.  The entire increase is attributable to the inclusion of sales from the Murray acquisition in the current year.

Six month net sales for the Engines Segment were $666 million in fiscal 2006 versus $629 million in the prior year, a $37 million or 6% improvement.  Engine unit shipments increased 9% between years on the strength of generator demand, resulting in increased sales of $59 million.  Consistent with the second quarter discussion, partially offsetting the volume gains were the impact of an unfavorable Euro exchange rate and a negative mix of engines.

Power Products Segment net sales for the first six months were $557 million versus $391 million in the prior year, an increase of $166 million or 42%.  The inclusion of $143 million of sales from the Murray acquisition was the major driver of the increase.  The remaining increase was driven by increased generator shipments offset by lower pressure washer and premium lawn and garden equipment sales as retailers and dealers lowered inventory levels.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

GROSS PROFIT MARGIN

The consolidated gross profit margin in the second quarter decreased from 21% to 20%.  Engines Segment margins increased from 24% to 25%. Cost reduction efforts and lower manufacturing spending between years were partially offset by the $3 million impact of an unfavorable Euro exchange rate and a mix that favored lower margined engines.  The Power Products Segment margin was 10% for the second quarter of fiscal 2006 down from 11% in fiscal 2005.  Losses on the sale of Murray product reduced the Segment margin by 1% due to expenses associated with winding down operations at the Murray facilities.

The consolidated gross profit margin for the six-month period decreased from 19% in fiscal 2005 to 18% in fiscal 2006.  Engines Segment margins for the six-month period increased from 21% in fiscal 2005 to 23% in fiscal 2006.  The increase is attributable primarily to a $6 million gain on the sale of an operating asset in the first quarter of fiscal 2006.  Power Products Segment margins for the six-month period decreased from 11% in fiscal 2005 to 8% in fiscal 2006.  Losses on the sale of Murray product reduced overall segment margins by 2%.  Lower margins on the sale of premium lawn and garden equipment reduced the Segment margin by 1%, as the impact of higher interest rates on dealer financing and lower production levels, more than offset the elimination of purchase accounting in the current year.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $79 million in the second quarter of fiscal 2006, versus $93 million in fiscal 2005.  Excluding the impact of $30 million in bad debt expense associated with Murray in the prior year, the category increased $16 million between years. The increase is driven primarily by increased salaries and fringe benefits of $6 million, legal fees of $4 million, and information technology consulting fees of $2 million.  Salaries and fringe benefits reflect increased pension costs and the recognition of expense for the first time in the current year for stock options.

The category increased $27 million, excluding the impact of $39 million in bad debts associated with Murray in the prior year, for the six-month comparative periods.  The increase is primarily attributable to the same factors identified for the second quarter including salaries and fringe benefits of $12 million, legal fees of $5 million, and information technology consulting of $3 million.

INTEREST EXPENSE

Interest expense increased $3 million in the second quarter of fiscal 2006 versus the second quarter of fiscal 2005.  The increase reflects higher borrowings between years associated with the $125 million Term Notes used to finance the acquisition of certain assets of Murray, Inc. in the third quarter of fiscal 2005.  Interest expense increased $4 million for the six-month comparative periods for the same reason.

PROVISION FOR INCOME TAXES

The effective tax rate used in both the second quarter and six-month period for the current fiscal year was 35%.  This rate is management’s estimate of what the rate will be for the entire 2006 fiscal year based on today’s facts.  Last year’s rate was 34% for the second quarter and the six-month period.  The fiscal 2005 rate was ultimately decreased to 33% for the entire fiscal year.  The increase in the effective tax rate in the current year is attributable to increased earnings expectations, lower dividend income expected in the current year and any related foreign tax credit implications.  The audit for tax years 2000-2002 has progressed to the final level of review by the IRS and the Company anticipates that it will be favorably settled during the current fiscal year upon approval by the Joint Committee of Taxation.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six-month period of fiscal 2006 was $228 million, a decrease of $6 million.  Lower working capital requirements is the primary driver for the decrease in cash used from operations.  A reduction in receivables due to the elimination of sales to Murray in the current year and lower bonus and other accrual payouts offset the impact of increased inventory attributable primarily to the Engines Segment.

In the six-month period of fiscal 2006, we used $18 million for investing activities compared to $258 million in fiscal 2005.  The $240 million decrease in use of cash for investing activities is attributable to the $223 million acquisition of Simplicity Manufacturing, Inc. in fiscal 2005, and lower net asset additions in the current year.

Net cash provided by financing activities was $124 million in fiscal 2006 versus $170 million in fiscal 2005, a decrease of $46 million.  The decrease is attributable to lower seasonal working capital borrowings in the current year and lower stock option activity.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009. The credit facility is used to fund seasonal working capital requirements and other financing needs.

Management has authorization to buy up to 1.8 million shares of Briggs & Stratton common stock in open market or private transactions under a June 2000 Board of Directors’ authorization. The Company did not purchase any shares in the first half of fiscal 2006.  On February 2, 2006, the Company announced its intent to initiate repurchases of up to one million shares of its common stock through open market transactions to be completed by June 2006.  The timing and amount of purchases will be dependent upon the market price of the stock and certain governing loan covenants.

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

OTHER MATTERS

During the first quarter of fiscal 2006, Briggs & Stratton extended the term of its collective bargaining agreement governing certain Milwaukee area employees through July 31, 2010.  Other agreements expire at various times ranging from 2006 through 2008.

The Company intends to reduce salaried headcount by a range of 6% to 8% by February 15, 2006.  The goal is to streamline operations to reflect organizational and workflow changes that have occurred over the last several years.  The Company believes the reduction will result in approximately $10 to $15 million of annual, pretax savings beginning in fiscal 2007.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has not been any change in the Company’s internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A discussion of legal proceedings is included in the Notes to Consolidated Condensed Financial Statements of this Form 10Q under the heading Commitments and Contingencies and incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on October 19, 2005.  Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2005.

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

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: February 7, 2006	/s/ James E. Brenn
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