Form 10-Q
period 2006-04-02
BRIGGS & STRATTON CORP
filed 2006-05-05
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No    X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
COMMON STOCK, par value $0.01 per share	51,139,960 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS

	April 2,	July 3,
	2006	2005
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$63,515	$161,573
Accounts receivable, net	435,765	360,786
Inventories -
Finished products and parts	384,439	283,405
Work in process	199,774	174,648
Raw materials	9,586	11,612
Total inventories	593,799	469,665
Deferred income tax asset	96,181	92,251
Prepaid expenses and other current assets	24,932	34,930
Total current assets	1,214,192	1,119,205

OTHER ASSETS:
Goodwill	253,663	253,663
Investments	48,554	49,783
Deferred loan costs, net	4,860	6,016
Other intangible assets, net	95,058	96,445
Other long-term assets, net	29,195	26,601
Total other assets	431,330	432,508

PLANT AND EQUIPMENT:
Cost	1,031,310	1,005,644
Less - accumulated depreciation	593,922	558,389
Total plant and equipment, net	437,388	447,255
	$2,082,910	$1,998,968

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	April 2,	July 3,
	2006	2005
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$169,606	$155,973
Accrued liabilities	212,144	196,252
Dividends payable	11,310	-
Current maturity of long-term debt	40,000	-
Short-term debt	3,032	443
Total current liabilities	436,092	352,668

OTHER LIABILITIES:
Long-term debt	441,940	486,321
Deferred income tax liability	103,604	113,794
Accrued pension cost	56,049	47,944
Accrued employee benefits	16,034	15,125
Accrued postretirement health care obligation	82,619	77,607
Other long-term liabilities	15,608	16,323
Total other liabilities	715,854	757,114

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	64,165	55,793
Retained earnings	1,081,839	1,029,329
Accumulated other comprehensive loss	(49,102)	(48,331)
Unearned compensation on restricted stock	(2,814)	(1,985)
Treasury stock at cost, 6,493 and 6,114 shares, respectively	(163,703)	(146,199)
Total shareholders’ investment	930,964	889,186
	$2,082,910	$1,998,968

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

NET SALES	$800,194	$840,463	$1,886,216	$1,783,158

COST OF GOODS SOLD	619,261	674,735	1,506,623	1,440,470

Gross profit on sales	180,933	165,728	379,593	342,688

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	82,743	68,244	231,742	228,862

Income from operations	98,190	97,484	147,851	113,826

INTEREST EXPENSE	(10,893)	(10,240)	(32,226)	(27,154)

OTHER INCOME, net	1,508	4,930	13,995	13,944

Income before provision for income taxes	88,805	92,174	129,620	100,616

PROVISION FOR INCOME TAXES	28,797	31,350	43,067	34,220

Income before extraordinary item	60,008	60,824	86,553	66,396

EXTRAORDINARY GAIN - NEGATIVE GOODWILL	-	19,800	-	19,800

NET INCOME	$60,008	$80,624	$86,553	$86,196

EARNINGS PER SHARE DATA -

Average shares outstanding	51,478	51,194	51,633	51,428

Income before extraordinary item	$1.17	$1.19	$1.68	$1.29
Extraordinary gain	-	0.38	-	0.38

Basic earnings per share	$1.17	$1.57	$1.68	$1.67

Diluted average shares outstanding	51,561	51,710	51,730	51,964

Income before extraordinary item	$1.16	$1.18	$1.67	$1.28
Extraordinary gain	-	0.38	-	0.38

Diluted earnings per share	$1.16	$1.56	$1.67	$1.66

CASH DIVIDENDS PER SHARE	$0.22	$0.17	$0.66	$0.51

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended
	April 2,	March 27,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,553	$86,196
Adjustments to reconcile net income to net cash used in operating activities:
Extraordinary gain	-	(19,800)
Depreciation and amortization	57,389	53,578
Earnings of unconsolidated affiliates, net of dividends	811	5,437
(Gain) Loss on disposition of plant and equipment	(5,267)	1,922
Provision for deferred income taxes	(14,120)	(15,428)
Change in bad debt allowance	(320)	38,916
Stock compensation expense	6,463	604
Change in operating assets and liabilities:
Increase in receivables	(74,659)	(176,766)
Increase in inventories	(124,134)	(49,996)
(Increase) Decrease in prepaid expenses and other current assets	(673)	5,960
Increase in accounts payable, accrued liabilities, and income taxes	40,756	37,615
Increase (Decrease) in accrued/prepaid pension	8,105	(810)
Other, net	(1,566)	2,718
Net cash used in operating activities	(20,662)	(29,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(49,409)	(61,027)
Proceeds received on sale of assets	10,836	4,808
Investment in joint venture	(900)	(1,500)
Cash paid for acquisition, net of cash acquired	-	(350,044)
Refund of cash paid for acquisition	6,347	-
Loan receivable	(2,500)	-
Net cash used in investing activities	(35,626)	(407,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayments) borrowings on loans and notes payable	(2,411)	131,570
Dividends	(22,760)	(17,502)
Proceeds from exercise of stock options	9,160	19,037
Treasury stock purchases	(26,559)	-
Net cash (used in) provided by financing activities	(42,570)	133,105

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	800	2,873

NET DECREASE IN CASH AND CASH EQUIVALENTS	(98,058)	(301,639)

CASH AND CASH EQUIVALENTS, beginning	161,573	342,394

CASH AND CASH EQUIVALENTS, ending	$63,515	$40,755

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$38,374	$34,652
Income taxes paid	$36,433	$11,498

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

Briggs & Stratton purchased 753,500 shares at a total cost of $26.6 million during the three months ended April 2, 2006. There were no share repurchases made during fiscal 2005. The timing and amount of future purchases will be dependent upon the market price of the stock and certain governing loan covenants.

Accounts Receivable

During fiscal 2005, accounts receivable of $39 million from Murray, Inc., a major original equipment manufacturer, were written-off. Murray Inc. filed for bankruptcy protection, and Briggs & Stratton determined that these amounts were not collectible.

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

Shares outstanding used to compute diluted earnings per share for the quarter and nine month periods ended April 2, 2006 excluded outstanding options to purchase approximately 1,434,000 and 1,380,000 shares of common stock, respectively. In the prior fiscal year, no shares were excluded from the computation of diluted earnings per share for the third quarter and nine month periods.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

Net income	$60,008	$80,624	$86,553	$86,196

Average shares of common stock outstanding	51,478	51,194	51,633	51,428

Incremental common shares applicable to common stock options based on the common stock average market price during the period	34	485	36	502

Incremental common shares applicable to restricted and deferred common stock based on the common stock average market price during the period	49	31	61	34

Diluted average shares of common stock outstanding	51,561	51,710	51,730	51,964

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

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005

Net income	$60,008	$80,624	$86,553	$86,196
Cumulative translation adjustments	(213)	(46)	(128)	3,473
Unrealized (loss) gain on derivative instruments	(3,053)	1,050	(643)	(208)
Total comprehensive income	$56,742	$81,628	$85,782	$89,461

The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	April 2,	July 3,
	2006	2005

Cumulative translation adjustments	$5,611	$5,739
Unrealized gain on derivative instruments	276	919
Minimum pension liability adjustment	(54,989)	(54,989)
Accumulated other comprehensive loss	$(49,102)	$(48,331)

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

Reduction in Force

Briggs & Stratton recorded an expense of approximately $3.7 million associated with a worldwide employee reduction during the quarter ended April 2, 2006. The amount recorded represents expected expenditures for severance and other related employee separation costs associated with the reduction. As of the quarter ended April 2, 2006, a reserve of $2.3 million remained.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment and Geographic Information

Briggs & Stratton operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005
NET SALES:
Engines	$597,608	$604,866	$1,263,938	$1,233,852
Power Products	287,766	323,650	844,982	714,912
Inter-Segment Eliminations	(85,180)	(88,053)	(222,704)	(165,606)
Total*	$800,194	$840,463	$1,886,216	$1,783,158

* International Sales (included in above)
Engines	$150,439	$144,846	$365,138	$301,650
Power Products	19,268	29,259	70,173	44,418
Total	$169,707	$174,105	$435,311	$346,068

GROSS PROFIT ON SALES:
Engines	$148,598	$133,710	$301,785	$266,636
Power Products	37,490	34,741	83,466	76,788
Inter-Segment Eliminations	(5,155)	(2,723)	(5,658)	(736)
Total	$180,933	$165,728	$379,593	$342,688

INCOME (LOSS) FROM OPERATIONS:
Engines	$88,794	$85,522	$133,260	$95,374
Power Products	14,551	14,685	20,249	19,188
Inter-Segment Eliminations	(5,155)	(2,723)	(5,658)	(736)
Total	$98,190	$97,484	$147,851	$113,826

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Three Months Ended
	April 2,	March 27,
	2006	2005
Beginning balance	$59,625	$43,148
Balance related to acquisition	-	12,273
Payments	(29,371)	(27,476)
Provision for current year warranties	26,460	30,197
Adjustments to prior years’ warranties	(3,587)	(238)
Ending balance	$53,127	$57,904

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Stock Incentives

Effective October 20, 2004, Briggs & Stratton adopted an Incentive Compensation Plan under which 4,000,000 shares of common stock (8,000,000 shares as a result of the 2-for-1 stock split) were reserved for future issuance. Briggs & Stratton previously had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance. The adoption of the Incentive Compensation Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero. However, as of April 2, 2006, and July 3, 2005, there were 2,751,556 and 3,092,168 outstanding option and restricted stock awards granted under the Stock Incentive Plan, respectively, that are or may become exercisable in the future. In accordance with both plans, Briggs & Stratton can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock and cash bonus awards subject to certain annual limitations. The plans also allow Briggs & Stratton to issue Directors non-qualified stock options and directors’ fees in stock.

Effective July 4, 2005, Briggs & Stratton’s Incentive Compensation Plan and shares issued under the Stock Incentive Plan are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment”. During the quarter and nine months ended April 2, 2006, Briggs & Stratton recognized stock option compensation expense of approximately $1.9 million and $5.7 million, respectively. Prior to July 4, 2005, the plans were accounted for according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. Thus, no compensation cost was recognized prior to fiscal 2006. Had compensation cost for the plans been determined consistent with SFAS No. 123R, Briggs & Stratton’s net income and earnings per share would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Three Months Ended	Nine Months Ended
	March 27,	March 27,
	2005	2005
Net income as reported:	$80,624	$86,196
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	(1,321)	(3,781)
Pro forma net income	$79,303	$82,415

Basic earnings per share:
As reported	$1.57	$1.67
Pro forma	$1.55	$1.60

Diluted earnings per share:
As reported	$1.56	$1.66
Pro forma	$1.55	$1.59

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The exercise price of each stock option issued is in excess of the market value of the stock on the date of grant. The fair value of each option is estimated using the Black-Scholes option pricing model. The grant-date fair market value of the options and assumptions used to determine such value are:

Options Granted During Fiscal	2006	2005

Grant Date Fair Value*	$7.37	$12.12
Assumptions:
Risk-free Interest Rate	4.3%	4.2%
Expected Volatility	25.1%	28.4%
Expected Dividend Yield	1.9%	1.9%
Expected Term (In Years)	5.0	10.0

* Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

Information on the options outstanding is as follows:

		Wtd. Avg.
	Shares*	Ex. Price
Balance, June 27, 2004	2,498,290	$28.27

Granted During the Year	1,149,340	36.68
Exercised During the Year	(622,262)	32.67
Expired During the Year	(18,200)	37.27
Balance, July 3, 2005	3,007,168	$30.52

Granted During the First Nine Months	355,123	38.83
Exercised During the First Nine Months	(330,612)	27.71
Expired During the First Nine Months	-	-
Balance, April 2, 2006	3,031,679	$31.81

Grant Summary*
Fiscal	Grant	Date	Expiration	Exercise	Options
Year	Date	Exercisable	Date	Price	Outstanding
2001	8-3-00	8-3-03	8-3-07	$23.11	178,034
2002	8-7-01	8-7-04	8-7-08	24.60	358,552
2003	8-13-02	8-13-05	8-13-09	23.35	302,580
2004	8-15-03	8-15-06	8-15-13	30.44	758,320
2005	8-13-04	8-13-07	8-13-14	36.68	1,079,070
2006	8-16-05	8-16-08	8-16-10	38.83	355,123

* Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

Under the plans, Briggs & Stratton has issued restricted stock to certain employees. During the nine months ended April 2, 2006, Briggs & Stratton issued 40,574 shares. During fiscal year 2005, Briggs & Stratton issued 26,000 shares. The restricted stock vests on the fifth anniversary date of issue provided that the recipient is still employed by Briggs & Stratton. The aggregate market value on the date of issue of $1.4 million during the nine months ended April 2, 2006 and $1.0 million in fiscal 2005 has been recorded as Unearned Compensation, a separate component of the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the plans, Briggs & Stratton may also issue stock to its directors in lieu of directors’ fees. Briggs & Stratton has issued 3,477 and 3,463 shares during the nine months ended April 2, 2006 and the twelve months ended July 3, 2005, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Under the Incentive Compensation Plan, Briggs & Stratton may also issue deferred stock to its officers and key employees. Under this provision, Briggs & Stratton issued 27,905 and 1,000 shares during the nine months ended April 2, 2006 and the twelve months ended July 3, 2005, respectively. The aggregate market value on the date of issue was $990,000 and $34,000 for the nine months ended April 2, 2006 and the twelve months ended July 3, 2005, respectively. Expense is recognized ratably over the five-year vesting period.

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005
Components of net periodic expense:
Service cost-benefits earned	$3,858	$3,243	$758	$678
Interest cost on projected benefit obligation	13,149	13,611	3,756	4,176
Expected return on plan assets	(17,250)	(17,700)	-	-
Amortization of:
Transition obligation	2	-	12	12
Prior service cost	823	785	(157)	8
Actuarial loss	2,563	194	3,948	3,531
Net periodic expense	$3,145	$133	$8,317	$8,405

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 2,	March 27,	April 2,	March 27,
	2006	2005	2006	2005
Components of net periodic expense:
Service cost-benefits earned	$11,572	$9,730	$2,273	$2,050
Interest cost on projected benefit obligation	39,447	40,833	11,269	12,527
Expected return on plan assets	(51,749)	(53,100)	-	-
Amortization of:
Transition obligation	6	-	35	35
Prior service cost	2,469	2,355	(472)	23
Actuarial loss	7,690	582	11,845	10,687
Net periodic expense	$9,435	$400	$24,950	$25,322

Employer Contributions:

There were no contributions made to the plan for the quarters ended April 2, 2006 and March 27, 2005. Briggs & Stratton is not required to make any contributions to the pension plans in fiscal 2006.

Estimated Benefit Payments:

Briggs & Stratton expects to make benefit payments of approximately $1.6 million for its non-qualified pension plan during fiscal 2006. As of April 2, 2006, Briggs & Stratton had made payments of approximately $1.3 million. Briggs & Stratton anticipates benefit payments of approximately $27.3 million for its other postretirement benefit plans during fiscal 2006. As of April 2, 2006, Briggs & Stratton had made payments of approximately $21.4 million.

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

On January 14, 2005, Briggs & Stratton filed a lawsuit against Kohler Co. (Briggs & Stratton Corporation v. Kohler Co., No 05-C-0025-C (U.S. District Court, Western District of Wisconsin)) alleging Kohler’s single-cylinder Courage engine infringes two of Briggs & Stratton’s U.S. patents. Kohler filed counterclaims against Briggs & Stratton on April 15, 2005, alleging that Briggs & Stratton’s pricing and contracting practices violate federal antitrust laws and related state laws. Briggs & Stratton’s infringement claims were tried before a jury in February 2006. The jury found that the Kohler engine infringes one of Briggs & Stratton’s patents but the patent is invalid, and Briggs & Stratton and Kohler have each filed motions to overturn the jury verdict. Kohler’s counterclaims are scheduled for trial in September 2006.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against Briggs & Stratton and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs seek certification of a class of all persons in the United States who, beginning January 1, 1995 through the present, purchased a lawnmower containing a two stroke or four stroke gas combustion engine up to 20 horsepower that was manufactured by the defendants. The complaint seeks an injunction, compensatory and punitive damages, and attorneys’ fees. On April 20, 2005, the court issued a stay with respect to this case pending settlement negotiations.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Financial Information of Subsidiary Guarantor of Indebtedness

In June 1997, Briggs & Stratton issued $100 million of 7.25% senior notes; in May 2001, Briggs & Stratton issued $275 million of 8.875% senior notes; and in February 2005, Briggs & Stratton issued $125 million of variable rate term notes. In addition, Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009 that is used to finance seasonal working capital needs.

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

	April 2, 2006	Maximum
	Carrying Amount	Guarantee

8.875% Senior Notes, due March 15, 2011	$267,212	$270,000

7.25% Senior Notes, due September 15, 2007	$89,728	$90,000

Variable Rate Term Notes, due February 11, 2008	$125,000	$125,000

Revolving Credit Facility, expiring May 2009	$-	$350,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of April 2, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets	$718,721	$762,154	$201,538	$(468,221)	$1,214,192
Investment in subsidiaries	788,653	-	-	(788,653)	-
Non-current assets	404,709	446,741	17,268	-	868,718
	$1,912,083	$1,208,895	$218,806	$(1,256,874)	$2,082,910

Current liabilities	$346,747	$392,360	$147,688	$(450,703)	$436,092
Long-term debt	441,940	-	-	-	441,940
Other long-term obligations	174,914	98,719	281	-	273,914
Shareholders’ investment	948,482	717,816	70,837	(806,171)	930,964
	$1,912,083	$1,208,895	$218,806	$(1,256,874)	$2,082,910

BALANCE SHEET
As of July 3, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Current assets	$702,178	$424,473	$185,436	$(192,882)	$1,119,205
Investment in subsidiaries	770,539	-	-	(770,539)	-
Non-current assets	416,503	447,986	15,274	-	879,763
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

Current liabilities	$328,914	$74,890	$130,483	$(181,619)	$352,668
Long-term debt	486,321	-	-	-	486,321
Other long-term obligations	173,536	96,974	283	-	270,793
Shareholders’ investment	900,449	700,595	69,944	(781,802)	889,186
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended April 2, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$585,925	$280,504	$47,443	$(113,678)	$800,194
Cost of goods sold	445,238	245,779	37,187	(108,943)	619,261
Gross profit	140,687	34,725	10,256	(4,735)	180,933
Engineering, selling, general an administrative expensesd	53,126	21,895	7,722	-	82,743
Income (Loss) from operations	87,561	12,830	2,534	(4,735)	98,190
Interest expense	(10,764)	(11)	(43)	(75)	(10,893)
Other income (expense), net	8,844	295	(150)	(7,481)	1,508
Income (Loss) before income taxes	85,641	13,114	2,341	(12,291)	88,805
Provision (Credit) for income taxes	27,756	3,061	103	(2,123)	28,797
Net income (loss)	$57,885	$10,053	$2,238	$(10,168)	$60,008

STATEMENT OF INCOME
For the Nine Months Ended April 2, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net sales	$1,225,233	$832,690	$146,063	$(317,770)	$1,886,216
Cost of goods sold	943,727	753,708	119,184	(309,996)	1,506,623
Gross profit	281,506	78,982	26,879	(7,774)	379,593
Engineering, selling, general and administrative expenses	146,384	60,323	25,035	-	231,742
Income (Loss) from operations	135,122	18,659	1,844	(7,774)	147,851
Interest expense	(35,515)	(42)	(185)	3,516	(32,226)
Other income (expense), net	23,652	4,482	(1,385)	(12,754)	13,995
Income (Loss) before income taxes	123,259	23,099	274	(17,012)	129,620
Provision (Credit) for income taxes	40,922	6,262	99	(4,216)	43,067
Net income (loss)	$82,337	$16,837	$175	$(12,796)	$86,553

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended March 27, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$587,013	$332,930	$43,055	$(122,535)	$840,463
Cost of goods sold	458,363	299,889	37,416	(120,933)	674,735
Gross profit	128,650	33,041	5,639	(1,602)	165,728
Engineering, selling, general and administrative expenses	40,365	19,775	8,104	-	68,244
Income (Loss) from operations	88,285	13,266	(2,465)	(1,602)	97,484
Interest expense	(10,175)	(3)	(18)	(44)	(10,240)
Other income (expense), net	28,653	304	159	(24,186)	4,930
Income (Loss) before income taxes	106,763	13,567	(2,324)	(25,832)	92,174
Provision (Credit) for income taxes	36,299	5,177	34	(10,160)	31,350
Income Before Extraordinary Item	70,464	8,390	(2,358)	(15,672)	60,824
Extraordinary Gain	-	19,800	-	-	19,800
Net income (loss)	$70,464	$28,190	$(2,358)	$(15,672)	$80,624

STATEMENT OF INCOME

For The Nine Months Ended March 27, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated

Net sales	$1,191,345	$755,666	$120,287	$(284,140)	$1,783,158
Cost of goods sold	946,024	680,358	94,963	(280,875)	1,440,470
Gross profit	245,321	75,308	25,324	(3,265)	342,688
Engineering, selling, general and administrative expenses	149,609	56,985	22,268	-	228,862
Income (Loss) from operations	95,712	18,323	3,056	(3,265)	113,826
Interest expense	(26,440)	(27)	(90)	(597)	(27,154)
Other income (expense), net	43,161	260	170	(29,647)	13,944
Income (Loss) before income taxes	112,433	18,556	3,136	(33,509)	100,616
Provision (Credit) for income taxes	38,227	7,150	833	(11,990)	34,220
Income Before Extraordinary Item	74,206	11,406	2,303	(21,519)	66,396
Extraordinary Gain	-	19,800	-	-	19,800
Net income (loss)	$74,206	$31,206	$2,303	$(21,519)	$86,196

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended April 2, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$16,201	$(54,083)	$5,363	$11,857	$(20,662)

Cash Flows from Investing Activities:
Additions to plant and equipment	(35,058)	(11,529)	(2,822)	-	(49,409)
Proceeds received on sale of assets	10,761	46	29	-	10,836
Cash investment in subsidiary	(391)	-	9	382	-
Investment in joint venture	(900)	-	-	-	(900)
Refund of cash paid for acquisition	-	6,347			6,347
Loan receivable	(2,500)	-	-	-	(2,500)
Net Cash (Used in) Provided by Investing Activities	(28,088)	(5,136)	(2,784)	382	(35,626)

Cash Flows from Financing Activities:
Net (repayments) borrowings on loans and notes payable	(62,422)	57,457	14,410	(11,856)	(2,411)
Dividends	(22,760)	-	-	-	(22,760)
Proceeds from exercise of stock options	9,160	-	-	-	9,160
Treasury stock purchases	(26,559)	-	-	-	(26,559)
Capital contributions received	-	383	-	(383)	-
Net Cash (Used in) Provided by Financing Activities	(102,581)	57,840	14,410	(12,239)	(42,570)

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	-	-	800	-	800

Net (Decrease) Increase in Cash and Cash Equivalents	(114,468)	(1,379)	17,789	-	(98,058)
Cash and Cash Equivalents, Beginning	143,034	6,376	12,163	-	161,573
Cash and Cash Equivalents, Ending	$28,566	$4,997	$29,952	$-	$63,515

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 27, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(71,857)	$39,120	$(3,832)	$6,715	$(29,854)

Cash Flows from Investing Activities:
Additions to plant and equipment	(45,094)	(9,222)	(6,711)	-	(61,027)
Proceeds received on sale of plant assets	557	10	4,241	-	4,808
Capital contributions to subsidiary	(369,148)	-	(12,469)	381,617	-
Investment in Joint Venture	(1,500)	-	-	-	(1,500)
Cash paid for acquisition, net of cash acquired	(719)	(332,662)	(16,663)	-	(350,044)
Net Cash (Used in) Provided by Investing Activities	(415,904)	(341,874)	(31,602)	381,617	(407,763)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	177,691	(44,969)	11,317	(12,469)	131,570
Dividends	(17,455)	-	(5,801)	5,754	(17,502)
Proceeds from exercise of stock options	19,037	-	-	-	19,037
Capital contributions received	-	349,542	32,075	(381,617)	-
Net Cash Provided by (Used in) Financing Activities	179,273	304,573	37,591	(388,332)	133,105
Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	-	-	2,873	-	2,873

Net (Decrease) Increase in Cash and Cash Equivalents	(308,488)	1,819	5,030	-	(301,639)
Cash and Cash Equivalents, Beginning	326,809	4,007	11,578	-	342,394
Cash and Cash Equivalents, Ending	$18,321	$5,826	$16,608	$-	$40,755

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the third quarter of fiscal 2006 totaled $800 million, a decrease of $40 million or 5% when compared to fiscal 2005. The decrease is attributable to a reduction in Murray related lawn and garden equipment in the current year.

Third quarter net sales for the Engine Segment were $598 million in fiscal 2006 and $605 million in fiscal 2005. The 1% or $7 million decline is primarily the result of a 6% engine unit shipment decline between years, reflecting a shift of engine unit demand from the third quarter to the second quarter in fiscal 2006. Partially offsetting the unit decline between years was the net impact of improved pricing of $4 million and a mix of engines that favored higher priced units.

Third quarter Power Products Segment net sales were $288 million in fiscal 2006 versus $324 million from the same period a year ago. The $36 million decrease is primarily attributable to a $44 million reduction in Murray related lawn and garden equipment, caused by Murray related product not having as much market placement as it did a year ago. Pressure washer sales were also down $21 million on a slow start to the spring retail season. These declines were partially offset by improved generator and premium lawn and garden sales. Generator sales increased $12 million as retailers began stocking for the upcoming hurricane season.

Consolidated net sales for the nine-months ended April 2, 2006 totaled $1,886 million, an increase of $103 million or 6% from the same period in fiscal 2005. The increase is primarily attributable to the inclusion of Murray related sales in the first half of fiscal 2006 since Murray assets were acquired in February of fiscal 2005.

Nine-month net sales for the Engine Segment totaled $1,264 million in fiscal 2006 versus $1,234 million in the prior year, a $30 million or 2% improvement. The main drivers for the improvement were a 1% engine unit shipment increase and a mix of shipments that favored higher priced product. The current year’s pricing initiatives went into effect late in the second quarter and, as a result, have less of an impact on the nine-month sales.

Power Products Segment net sales for the nine-months ended April 2, 2006 were $845 million compared to $715 million in the prior year, an increase of $130 million or 18%. As previously discussed, the increase reflects the increase in Murray related sales in fiscal 2006 totaling $99 million. The remaining improvement reflects a 25% increase in generator sales attributable to strong demand earlier in the year from the 2005 hurricane season and increased retailer stocking in anticipation of the 2006 hurricane season. The increase in generator sales more than offsets the 18% decline in pressure washer sales.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

GROSS PROFIT MARGIN

The consolidated gross profit margin in the third quarter increased from 20% in fiscal 2005 to 23% in fiscal 2006. The Engine Segment gross profit margin increased from 22% to 25%. The margin improvement is primarily attributable to $12 million from ongoing cost reduction efforts and lower manufacturing spending between years as well as $4 million in favorable pricing between years and the impact of a favorable mix of larger higher margined engines in the quarter. The Power Products Segment margin was 13% in the third quarter of fiscal 2006, up from 11% in fiscal 2005. Sales of higher margined premium lawn and garden equipment were stronger in the current year, resulting in a larger contribution to the Segment’s margin. In addition, margins on generators improved on increased generator production between years, which more than offset the lower pressure washer production.

The consolidated gross profit margin for the nine-month period increased from 19% in fiscal 2005 to 20% in fiscal 2006. Engine Segment margins for the nine-month period increased from 22% in fiscal 2005 to 24% in fiscal 2006. The increase is attributable to the benefit of cost reduction programs as well as a $6 million gain on the sale of an operating asset in the first quarter of fiscal 2006. Power Products Segment margins for the nine-month period decreased from 11% to 10%. The decline is the result of the losses on the sale of Murray product that reduced the overall Segment margin from 11% to 10%.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $83 million in the third quarter of fiscal 2006 versus $68 million in fiscal 2005, an increase of $15 million or 22%. The main drivers for the increase were: $3 million from increased legal fees associated with litigation, $4 million charge resulting from a worldwide reduction in salaried headcount in the quarter, $2 million from the expensing of stock options in fiscal 2006, and $2 million in increased information technology consulting costs. The remainder of the increase is attributable to planned increases in salaries, fringe benefits, and advertising.

For the nine-month period ended April 2, 2006, the category increased $42 million compared to the prior year period, not considering the impact of $39 million in bad debt expense associated with Murray in the prior year. The increase is primarily attributable to the same factors identified for the third quarter including salaries and fringe benefit increases of $12 million, legal fees of $8 million, and information technology consulting of $5 million, stock option expense of $6 million, and $4 million of expense reflecting the impact of headcount reductions in the third quarter.

INTEREST EXPENSE

Interest expense was $11 million in the third quarter of fiscal 2006 versus $10 million in fiscal 2005. The increase is attributable to higher borrowings between years associated with the Term Notes used for the Murray asset acquisition in February 2005. Interest expense increased $5 million for the nine-month comparative periods for the same reason explained for the third quarter.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter of fiscal 2006 was 32% versus 34% in fiscal 2005. The decrease reflects the completion of the audit for tax years 2000-2002 that resulted in the favorable resolution of certain tax contingencies in the third quarter of fiscal 2006. The effective tax rate was 33% for the nine month period in fiscal 2006 versus 34% in fiscal 2005. The decrease is due to the same item identified for the third quarter.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXTRAORDINARY GAIN

The extraordinary gain in the third quarter of fiscal 2005 represents the difference between the estimated fair value of the assets acquired from Murray and the cash paid, after all tax considerations. There was no such extraordinary gain in fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine-month period of fiscal 2006 was $21 million, an improvement of $9 million from fiscal 2005. Higher earnings excluding the impact of the non-cash extraordinary gain in the prior year more than offset the $10 million increase in working capital requirements between years. The increased working capital requirements attributable to higher inventory levels associated primarily with increased generators and premium lawn and garden equipment were partially offset by lower receivable levels between years due to lower sales of Murray related product in the current year.

In the nine-month period of fiscal 2006, $36 million was used for investing activities compared to $408 million in fiscal 2005. The $372 million decrease is attributable to the $350 million in cash used for acquisitions of Simplicity Manufacturing, Inc. and certain Murray assets in the prior year, as well as lower fixed asset additions in the current year.

Net cash used in financing activities was $43 million in fiscal 2006, versus the $133 million in cash provided by financing activities in fiscal 2005, a net change of $176 million. The change from financing activities providing cash to using cash is attributable primarily to the $125 million in Term Notes issued to finance the acquisition of the Murray assets in February 2005. In addition, in the current year, Briggs & Stratton repurchased approximately $27 million of its common shares.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009. There were no borrowings on this line of credit as of the end of the third quarter fiscal 2006. The credit facility is used to fund seasonal working capital requirements and other financing needs.

On February 2, 2006, Briggs & Stratton announced its intent to initiate repurchases of up to one million shares of its common stock through open market transactions to be completed by June 2006. As of the end of the third quarter, Briggs & Stratton had repurchased 753,500 shares on the open market at an average price $35 per share. There were no purchases made in fiscal 2006 prior to the February announcement and there were no shares repurchased in fiscal 2005. Subsequent to the quarter end, Briggs & Stratton purchased an additional 246,500 shares at an average price of $34 per share. Management does not anticipate any additional share repurchases in fiscal 2006.

Subsequent to the third quarter ended April 2, 2006, Briggs & Stratton repurchased approximately $ 9 million of 7.25% senior notes due September 15, 2007. Briggs & Stratton does not anticipate making additional repurchases in fiscal 2006.

Management expects cash outflows for capital expenditures to be approximately $70 million in fiscal 2006. The anticipated expenditures provide for continued investment in equipment and new products. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the September 16, 2005, filing of Briggs & Stratton’s Annual Report on
Form 10-K.

OTHER MATTERS

During the first quarter of fiscal 2006, Briggs & Stratton extended the term of its collective bargaining agreement governing certain Milwaukee area employees through July 31, 2010. Other agreements expire at various times ranging from 2006 through 2008.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 16, 2005, filing of Briggs & Stratton’s Annual Report on
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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on Briggs & Stratton’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; our customer’s ability to successfully obtain financing; the actions of customers of our OEM customers; actions by potential acquirers of certain OEMs; the ability to successfully realize the maximum market value of acquired assets; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the September 16, 2005, filing of Briggs & Stratton’s Annual Report on
Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Briggs & Stratton’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Briggs & Stratton’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, Briggs & Stratton’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Briggs & Stratton in the reports that it files or submits under the Exchange Act.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has not been any change in Briggs & Stratton’s internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, Briggs & Stratton’s internal control over financial reporting.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings is included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading Commitments and Contingencies and incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

				Maximum
			Total Number of	Number of Shares
	Total Number		Shares Purchased	that May Yet Be
	of Shares	Average Price	as Part of Publicly	Purchased Under
2006 Fiscal Month	Purchased (1)	Paid per Share (2)	Announced Plan (3)	the Plan (4)

January 2, 2006 to January 29, 2006	-	$-	-	1,837,100
January 30, 2006 to February 26, 2006	703,500	35.31	703,500	1,133,600
February 27, 2006 to April 2, 2006	50,000	34.32	50,000	1,083,600
Total Third Quarter	753,500	$35.25	753,500

(1)   All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

(2)   Briggs & Stratton repurchased shares in open market transactions.

(3)   On February 2, 2006, Briggs & Stratton publicly announced its plan to repurchase up to 1,000,000 shares of common stock through open market purchases by June 2006.

(4)   In June 2000, the Board of Directors authorized the repurchase of 2,000,000 shares of Briggs & Stratton common stock in open market or private transactions.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.6(a)	Amended and Restated Form of Stock Option Agreement Under the Premium Option and Stock Award Program
(Filed herewith)

10.12(a)	Amended and Restated Form of Director’s Stock Option Agreement Under the Director’s Premium Option and Stock Grant Program
(Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: May 5, 2006	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and
Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit
Number	Description

10.6(a)	Amended and Restated Form of Stock Option Agreement Under the Premium Option and Stock Award Program
(Filed herewith)

10.12(a)	Amended and Restated Form of Director’s Stock Option Agreement Under the Director’s Premium Option and Stock Grant Program
(Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)