Form 10-K
period 2006-07-02
BRIGGS & STRATTON CORP
filed 2006-09-01
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ ✓ ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JULY 2, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes    ✓      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes          No    ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes    ✓      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [         ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer     ✓     Accelerated filer           Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).            Yes          No   ✓

The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $1.93 billion based on the reported last sale price of such securities as of December 30, 2005, the last business day of the most recently completed second fiscal quarter.

Number of Shares of Common Stock Outstanding at August 21, 2006: 51,215,205.

DOCUMENTS INCORPORATED BY REFERENCE

Part of Form 10-K Into Which Portions
Document	of Document are Incorporated
Proxy Statement for Annual Meeting
on October 18, 2006	Part III

The Exhibit Index is located on page 60.

BRIGGS & STRATTON CORPORATION

FISCAL 2006 FORM 10-K

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

PART I

ITEM 1.     BUSINESS

Briggs & Stratton is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are primarily aluminum alloy gasoline engines with displacements ranging from 31 cubic centimeters to 997 cubic centimeters.

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

Engines

General

Briggs & Stratton’s engines are used primarily by the lawn and garden equipment industry, which accounted for 78% of fiscal 2006 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers and garden tillers. The remaining 22% of OEM sales in fiscal 2006 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps, pressure washers and snow throwers. Many retailers specify Briggs & Stratton’s engines on the powered equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is only a component.

In fiscal 2006, approximately 27% of Briggs & Stratton’s Engines Segment net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, Italy, Japan, Mexico, New Zealand, Poland, Russia, South Africa, Spain, Sweden and United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More detailed information about our foreign operations is in Note 6 of the Notes to Consolidated Financial Statements.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. Briggs & Stratton’s marketing staff and engineers in the United States provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. Briggs & Stratton owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to independently owned, authorized service dealers throughout the world. These distributors and service dealers implement Briggs & Stratton’s commitment to reliability and service.

Customers

Briggs & Stratton’s engine sales are made primarily to OEMs. Briggs & Stratton’s three largest external engine customers in fiscal year 2006 and fiscal year 2005 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Global Garden Products. In fiscal 2004, Briggs & Stratton’s three largest engine customers were HOP, MTD and Murray Inc. Sales to HOP were more than 14% of consolidated net sales in fiscal 2006, 2005 and 2004, respectively. Sales to the top three customers combined were 42%, 44% and 51% of Engines Segment net sales in fiscal 2006, 2005 and 2004, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements.

Briggs & Stratton believes that in fiscal 2006 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as Sears Holdings Corporation (Sears), The Home Depot, Inc. (The Home Depot), Wal-Mart Stores, Inc. (Wal-Mart) and Lowe’s Companies, Inc. (Lowe’s). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure. Briggs & Stratton expects that this pricing trend will continue in the foreseeable future. Briggs & Stratton believes that a similar trend has developed for its products in industrial and consumer applications outside of the lawn and garden market.

Competition

Briggs & Stratton’s major domestic competitors in engine manufacturing are Honda Motor Co., Ltd. (Honda), Kawasaki Heavy Industries, Ltd. (Kawasaki), Kohler Co. (Kohler) and Tecumseh Products Company (Tecumseh). Several Japanese and Chinese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with Briggs & Stratton in world markets in the sale of engines to other OEMs and indirectly through their sale of end products.

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

Power Products

General

Briggs & Stratton Power Products Group, LLC’s (BSPPG) four principal product lines include generators, pressure washers, snow throwers and lawn and garden powered equipment. BSPPG sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers. BSPPG product lines are marketed under various brands including Briggs & Stratton, Craftsman®, Ferris, Giant Vac, Murray, Simplicity, Snapper and Troy-Bilt®.

BSPPG has a network of independent dealers worldwide for the sale and service of snow throwers and lawn and garden powered equipment.

To support its international business, BSPPG has leveraged the existing Briggs & Stratton worldwide distribution network.

Customers

BSPPG sells to consumer home centers and warehouse clubs, as well as mass merchants and independent dealers. Historically, BSPPG’s major customers have been Lowe’s, The Home Depot and Sears. Other U.S. retail customers include Tractor Supply Inc., True Value Company, W.W. Grainger and Wal-Mart.

Competition

The principal competitive factors in the power products industry include price, service, product performance, technical innovation and delivery. BSPPG has various competitors, depending on the type of equipment. Primary competitors include: Honda (generators, pressure washers and lawn and garden equipment), Coleman Powermate Corporation (generators), DeVilbiss Air Power Company, a Division of Black & Decker (pressure washers), Alfred Karcher GmbH & Co. (pressure washers), John Deere (commercial and consumer lawn mowers), MTD (lawn mowers), the Toro Company (commercial and consumer lawn mowers), and Scag Power Equipment, a Division of Metalcraft of Mayville, Inc. (commercial lawn mowers).

BSPPG believes it has a significant share of the North American market for generators and consumer pressure washers.

Seasonality of Demand

Sales of BSPPG’s products are subject to seasonal patterns. Due to seasonal and regional weather factors, sales of pressure washers and lawn and garden powered equipment are typically higher during the fiscal third and fourth quarters than at other times of the year. Sales of generators and snow throwers are typically higher during the first and second fiscal quarters.

Manufacturing

BSPPG’s manufacturing facilities are located in Jefferson, Watertown and Port Washington, Wisconsin; McDonough, Georgia; Munnsville, New York; and Qingpu, China. BSPPG also purchases certain powered equipment under contract manufacturing agreements.

BSPPG manufactures core components for its products, where such integration improves operating profitability by providing lower costs.

BSPPG purchases engines from its parent, Briggs & Stratton, as well as from Generac Power Systems, Inc., Honda, Kawasaki, Kohler and Tecumseh. BSPPG has not experienced any difficulty obtaining necessary engines or other purchased components.

BSPPG assembles products for the international markets at its U.S. and China locations and through contract manufacturing agreements with other OEMs.

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

For the fiscal years ended July 2, 2006, July 3, 2005 and June 27, 2004, Briggs & Stratton spent approximately $28.8 million, $33.5 million and $25.9 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by Briggs & Stratton during the fiscal year was 8,930. Employment ranged from a low of 8,701 in June 2006 to a high of 9,107 in September 2005.

Export Sales

Export sales for fiscal 2006, 2005 and 2004 were $527.0 million (21% of net sales), $477.4 million (18% of net sales) and $362.4 million (19% of net sales), respectively. These sales were principally to customers in European countries. Refer to Note 6 of the Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 13 of the Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

ITEM 1A.     RISK FACTORS

In addition to the risks referred to elsewhere in this Annual Report on Form 10-K, the following risks, among others, sometimes may have affected, and in the future could affect, the Company and its subsidiaries’ business, financial condition or results of operations. Additional risks not discussed or not presently known to the Company or that the Company currently deems insignificant may also impact its business and stock price.

Demand for products fluctuates significantly due to seasonality. In addition, changes in the weather and consumer disposable income impact demand.

Sales of our products are subject to seasonal and consumer buying patterns. Consumer demand in our markets can be reduced by unfavorable weather, a reduction in disposable income, and other factors. We manufacture throughout the year although our sales are concentrated in the second half of our fiscal year. This operating method requires us to anticipate demand of our customers many months in advance. If we overestimate or underestimate demand during a given year, we may not be able to adjust our production quickly enough to avoid excess or insufficient inventories, and that may in turn limit our ability to maximize our potential sales.

We have only a limited ability to pass through cost increases in our raw materials to our customers during the year.

We generally enter into annual purchasing plans with our largest customers, so our ability to raise our prices during a particular year to reflect increased raw materials costs is limited.

A significant portion of our net sales comes from major customers and the loss of any of these customers would negatively impact our financial results.

In fiscal 2006, our three largest customers accounted for 33% of our net sales. The loss of a significant portion of the business of one or more of these key customers would significantly impact our net sales and profitability.

Changes in environmental or other laws could require extensive changes in our operations or to our products.

Our operations and products are subject to a variety of foreign, federal, state and local laws and regulations governing, among other things, emissions to air, discharges to water, noise, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters. New engine emission regulations are being phased in between 2000 and 2008 by the federal government and the State of California. We do not expect these changes to have a material adverse effect on us, but we cannot be certain that these or other proposed changes in applicable laws or regulations will not adversely affect our business or financial condition in the future.

Foreign economic conditions and currency rate fluctuations can reduce our sales.

In fiscal 2006, we derived approximately 21% of our net sales from international markets, primarily Europe. Weak economic conditions in Europe could reduce our sales and currency fluctuations could adversely affect our sales or profit levels in U.S. dollar terms.

Actions of our competitors could reduce our sales or profits.

Our markets are highly competitive and we have a number of significant competitors in each market. Competitors may reduce their costs, lower their prices or introduce innovative products that could hurt our sales or profits. In addition, our competitors may focus on reducing our market share to improve their results.

Disruptions caused by labor disputes or organized labor activities could harm our business.

A portion of our workforce is currently represented by labor unions. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position.

Failure to successfully integrate acquisitions could adversely impact our results.

The integration process of acquisitions could disrupt the activities of our business and require, among other things, coordination of administrative and other functions. If we fail to overcome these challenges or any other problems encountered in connection with acquisitions, our financial condition, results of operations and competitive position could suffer.

We have approximately $383.3 million of long-term debt, in addition to the seasonal borrowings we incur under our working capital facilities. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

Our level of debt and the limitations imposed on us by the indentures for the notes and our other credit agreements could have important consequences, including the following:

•                  we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

•                  we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•                  some or all of the debt under our current or future revolving credit facilities will be at a variable interest rate, making us more vulnerable to increases in interest rates;

•                  we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•                  we will be more vulnerable to general adverse economic and industry conditions; and

•                  we may be disadvantaged compared to competitors with less leverage.

The terms of the indentures for the senior notes do not fully prohibit us from incurring substantial additional debt in the future and our revolving credit facilities permit additional borrowings, subject to certain conditions. If new debt is added to our current debt levels, the related risks we now face could intensify.

We expect to obtain the money to pay our expenses and to pay the principal and interest on the outstanding 8.875% senior notes, the 7.725% senior notes, the variable rate term notes, the credit facilities and other debt primarily from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including the revolving credit facilities and our indentures, may restrict us from adopting any of these alternatives.

We are substantially restricted by the terms of the outstanding senior notes and our other debt, which could adversely affect us.

The indentures relating to the senior notes and our revolving credit agreements each include a number of significant financial and operating restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants include, among other things, restrictions on our ability to:

•                  pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;

•                  incur indebtedness or issue preferred shares;

•                  create liens;

•                  make loans or investments;

•                  enter into sale and leaseback transactions;

•                  agree to payment restrictions affecting our restricted subsidiaries;

•                  consolidate, merge, sell or lease all or substantially all of our assets;

•                  enter into transactions with affiliates;

•                  designate our subsidiaries as unrestricted subsidiaries; and

•                  dispose of assets or the proceeds of sales of our assets.

In addition, our revolving credit facility contains financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and impose a maximum leverage ratio.

Our failure to comply with restrictive covenants under the indentures governing the senior notes and our revolving credit facilities could trigger prepayment obligations.

Our failure to comply with the restrictive covenants described above could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

ITEM 2.     PROPERTIES

The corporate offices and one of Briggs & Stratton’s engine manufacturing facilities are located in Wauwatosa, Wisconsin. Briggs & Stratton also has engine manufacturing facilities in Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff and Rolla, Missouri and Chongqing, China. These are owned facilities containing approximately 3.3 million square feet of office and production area. Briggs & Stratton also leases warehouse space in the localities of its engine manufacturing facilities, except China, totaling approximately 1.0 million square feet.

BSPPG maintains office space and manufacturing facilities in Jefferson, Watertown and Port Washington, Wisconsin; McDonough, Georgia; Munnsville, New York and Qingpu, China. Of these, the domestic facilities are owned and contain approximately 1.5 million square feet. BSPPG also leases warehouse space in Jefferson, Watertown and Fort Atkinson, Wisconsin; McDonough, Georgia; Grand Prairie, Texas; Greenville, Ohio; Reno, Nevada; Lawrenceburg, Tennessee and Hamilton, New York totaling approximately 1.7 million square feet. Additionally, the Qingpu, China facility is leased and contains approximately 393,000 square feet.

Briggs & Stratton leases approximately 297,000 square feet of space to house its foreign sales and service operations.

As Briggs & Stratton’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Briggs & Stratton’s owned properties are well maintained. Briggs & Stratton believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner.

ITEM 3.     LEGAL PROCEEDINGS

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On January 14, 2005, the Company filed a lawsuit against Kohler Co. (Briggs & Stratton Corporation v. Kohler Co., No 05-C-0025-C (U.S. District Court, Western District of Wisconsin)) alleging Kohler’s single-cylinder Courage engine infringes two of the Company’s U.S. patents. Kohler filed counterclaims against the Company on April 15, 2005 alleging that the Company’s pricing and contracting practices violate federal antitrust laws and related state laws. In July 2006, the parties entered into a confidential settlement agreement pursuant to which the lawsuit has been dismissed.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the Company and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs have amended their complaint several times and currently seek an injunction, compensatory and punitive damages, and attorneys’ fees under various federal and state laws including the Racketeer Influenced and Corrupt Organization Act on behalf of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH). Defendant MTD has announced a settlement with the plaintiffs and in August 2006 filed a motion seeking preliminary approval of its settlement by the court. The defendants have filed crossclaims against each other for indemnification and contribution, and filed a motion to dismiss the amended complaint.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes these unresolved legal actions will not have a material effect on its financial position. Briggs & Stratton currently does not have enough information to estimate the impact that certain matters may have on its future results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended July 2, 2006.

Executive Officers of the Registrant

Name, Age, Position	Business Experience for Past Five Years

JOHN S. SHIELY, 54 Chairman, President and Chief Executive Officer (1)(2)(3)

Mr. Shiely was elected to his current position effective January 2003, after serving as President and Chief Executive Officer since July 2001 and President and Chief Operating Officer since August 1994.

TODD J. TESKE, 41 Executive Vice President and Chief Operating Officer

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

JAMES E. BRENN, 58 Senior Vice President and Chief Financial Officer	Mr. Brenn was elected to his current position in October 1998, after serving as Vice President and Controller since November 1988. He also served as Treasurer from November 1999 until January 2000.

DAVID G. DEBAETS, 43 Vice President and General Manager – Large Engine Division

Mr. DeBaets was elected to his current position effective September 2003. He has served as Vice President and General Manager – Large Engine Division since April 2000. He also served as Vice President and General Manager – Die Cast Components from May 1996 to April 2000.

RICKY T. DILLON, 35 Controller (4)

Mr. Dillon was appointed Vice President – Controller in March 2006. He was elected as an executive officer effective September 1, 2004 and has served as Controller since March 2002. He was previously employed by Arthur Andersen LLP for 9 years.

MARK R. HAZELTINE, 63 Vice President and Sales Manager – Consumer Products

Mr. Hazeltine was elected to his current position in May 2002, after serving as Vice President and Sales Manager – Consumer Lawn & Garden since July 1999. He also served as Sales Manager from February 1995 to June 1999.

ROBERT F. HEATH, 58 Secretary

Mr. Heath was elected to his current position in January 2002. He served as Assistant Secretary from January 2001 to December 2001. In addition, Mr. Heath is Vice President and General Counsel and has served in these positions since January 2001. He also served as General Counsel since December 1997.

PAUL M. NEYLON, 59 Senior Vice President – Operations

Mr. Neylon retired as Senior Vice President – Operations effective on September 1, 2006. Mr. Neylon was elected to his current position effective May 2006, after serving as Senior Vice President and President – Engine Power Products Group since September 2005. He previously served as Senior Vice President – Engine Products Group from October 2001 to September 2005 and as Senior Vice President – Production from August 2000 to October 2001 and as Vice President – Production from May 1999 to July 2000. He also served as Vice President – Operations Support since January 1999 and prior to that held the position of Vice President and General Manager – Spectrum Division.

HAROLD L. REDMAN, 42 Vice President and President – Home Power Products Group

Mr. Redman was elected to his current position effective September 2006. He has served as Vice President and President – Home Power Products since May 2006. He also served as Senior Vice President – Sales & Marketing – Simplicity Manufacturing, Inc. since July 1995.

WILLIAM H. REITMAN, 50 Senior Vice President – Sales & Marketing

Mr. Reitman was elected to his current position effective May 2006, after serving as Vice President – Sales & Marketing since October 2004. He also served as Vice President – Marketing since November 1995.

THOMAS R. SAVAGE, 58 Senior Vice President – Administration

Mr. Savage was elected to his current position effective July 1997, after serving as Vice President – Administration and General Counsel since November 1994. He also served as Secretary from November 1999 to June 2000.

MICHAEL D. SCHOEN, 46 Senior Vice President and President – International Power Products Group

Mr. Schoen was elected to his current position effective September 2005 after serving as Vice President – International Group since July 2001. He was elected an executive officer in August 2000, after serving as Vice President – Operations Support since July 1999. He previously held the position of Vice President – International Operations since July 1996.

VINCENT R. SHIELY, 46 Senior Vice President and President – Yard Power Products Group (3)

Mr. Shiely was elected to his current position effective May 2006, after serving as Vice President and President – Home Power Products Group since September 2005. He also served as Vice President and General Manager – Home Power Products Division October 2004 to September 2005. He previously served as Vice President and General Manager – Engine Products Group since September 2002. He has also served as Vice President and General Manager – Business Units since December 2001, and as Vice President and General Manager – Electrical Products Division since October 1998.

GEORGE R. THOMPSON, 58 Vice President – Corporate Communications & Community Relations	Mr. Thompson was elected an executive officer effective February 2006. He has served as Vice President – Corporate Communications & Community Relations since May 1995.

CARITA R. TWINEM, 51 Treasurer	Ms. Twinem was elected to her current position in February 2000. In addition, Ms. Twinem is Tax Director and has served in this position since July 1994.

JOSEPH C. WRIGHT, 47 Senior Vice President and President – Engine Power Products Group

Mr. Wright was elected to his current position in May 2006 after serving as Vice President and President – Yard Power Products Group since September 2005. He also served as Vice President and General Manager – Lawn and Garden Division from September 2004 to September 2005. He was elected an executive officer effective September 2002. He previously served as Vice President and General Manager – Small Engine Division since July 1997.

(1)     Officer is also a Director of Briggs & Stratton. (2) Member of Executive Committee.

(3)     John S. Shiely and Vincent R. Shiely are brothers.

(4)     On August 31, 2006, the Company filed a Form 8-K, announcing Mr. Dillon's resignation from this position and announcing that it would search for a qualified candidate to fill this position.

Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.

PART II

ITEM 5.                           MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Briggs & Stratton common stock and its common share purchase rights are traded on the NYSE under the symbol “BGG”. Information required by this Item is incorporated by reference from the “Quarterly Financial Data, Dividend and Market Information” (unaudited) on page 54.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the fourth quarter of fiscal 2006, Briggs & Stratton purchased equity securities registered by the Company pursuant to Section 12 of the Exchange Act, as follows:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number	Average	As Part of Publicly	May Yet Be
	of Shares	Price Paid	Announced Plans	Purchased Under
Period	Purchased (1)	Per Share (2)	(3) (5)	The Plan (4)
April 3, 2006 - April 30, 2006	91,200	$33.39	91,200	992,400
May 1, 2006 - May 28, 2006	155,300	$34.23	155,300	837,100
May 29, 2006 - July 2, 2006	-	$-	-	837,100

(1)        All share repurchases were effected in accordance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act.

(2)        Briggs & Stratton repurchased shares in open market transactions.

(3)        On February 2, 2006, Briggs & Stratton announced its intent to repurchase up to one million shares of its common stock through open market transactions. The share repurchase was completed as of May 3, 2006.

(4)        In June 2000, the Board of Directors authorized the repurchase of 2,000,000 shares of Briggs & Stratton common stock in open market or private transactions.

(5)        On August 10, 2006, Briggs & Stratton announced that it intends to initiate repurchases of up to $120 million of its common stock through open market transactions over the next 18 months. The timing and amount of purchases will be dependent upon the market price of the stock and certain governing loan covenants. As of August 31, 2006, approximately $21 million of common stock has been repurchased under this plan.

ITEM 6.     SELECTED FINANCIAL DATA

Fiscal Year	2006	2005	2004	2003	2002
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS (1) (2)
NET SALES	$2,542,171	$2,654,875	$1,947,364	$1,657,633	$1,529,300
GROSS PROFIT ON SALES	491,684	504,891	439,872	328,079	269,964
PROVISION FOR INCOME TAXES	50,020	57,548	68,890	37,940	27,390
INCOME BEFORE EXTRAORDINARY GAIN	102,346	116,767	136,114	80,638	53,120
INCOME BEFORE EXTRAORDINARY GAIN PER SHARE OF COMMON STOCK:
Basic Earnings	1.99	2.27	3.01	1.86	1.23
Diluted Earnings	1.98	2.25	2.77	1.74	1.18
PER SHARE OF COMMON STOCK:
Cash Dividends	.88	.68	.66	.64	.63
Shareholders’ Investment	$19.33	$17.22	$16.03	$11.83	$10.39
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	51,479	51,472	45,286	43,279	43,230
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	51,594	51,954	50,680	48,959	48,904

OTHER DATA (1) (2)
SHAREHOLDERS’ INVESTMENT	$987,206	$889,186	$817,595	$514,987	$449,646
LONG-TERM DEBT	383,324	486,321	360,562	503,397	499,022
CAPITAL LEASES	1,385	1,988	-	-	-
TOTAL ASSETS	1,944,200	1,998,968	1,637,153	1,475,193	1,356,601
PLANT AND EQUIPMENT	1,008,164	1,005,644	867,987	876,664	879,635
PLANT AND EQUIPMENT, NET OF RESERVES	430,288	447,255	356,542	370,784	395,215
PROVISION FOR DEPRECIATION	72,734	66,348	59,816	58,325	61,091
EXPENDITURES FOR PLANT AND EQUIPMENT	69,518	86,075	52,962	40,154	43,928
WORKING CAPITAL	$688,506	$766,537	$681,432	$505,752	$411,241
Current Ratio	3.0 to 1	3.2 to 1	3.3 to 1	2.7 to 1	2.6 to 1
NUMBER OF EMPLOYEES AT YEAR-END	8,701	9,073	7,732	7,249	6,971
NUMBER OF SHAREHOLDERS AT YEAR-END	3,874	4,058	4,230	4,503	4,686
QUOTED MARKET PRICE:
High	$40.38	$44.50	$44.22	$25.75	$24.20
Low	$30.01	$30.83	$24.68	$15.38	$14.83

(1)          The amounts include the acquisitions of Simplicity Manufacturing, Inc. since July 7, 2004 and certain assets of Murray, Inc. and Murray Canada Co. since February 11, 2005. Refer to the Notes to Consolidated Financial Statements.

(2)          Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 2006 COMPARED TO FISCAL 2005

Net Sales

Fiscal 2006 consolidated net sales were approximately $2.5 billion, a decrease of $113 million compared to the previous year. The decrease is driven primarily by lower sales volumes in both segments.

Engines Segment net sales were $1.6 billion versus $1.7 billion in the prior year, a decrease of $91 million or 5%. The decrease is primarily the result of a 7% decrease in engine unit shipments between years. The shipment decline is attributable to softer retail demand for lawn and garden equipment and efforts by retailers and OEMs to control inventory levels in the wake of reduced demand. This unit shipment decline was partially offset by $30 million from a price increase implemented in the beginning of the fiscal year, as well as a favorable mix of engine unit shipments.

Power Products net sales were $1.2 billion in both fiscal 2006 and 2005. Lower volumes in fiscal 2006 of $105 million for pressure washer and lawn and garden equipment sales were almost fully offset by $75 million of increased volume and pricing on generators as well as $23 million from a favorable mix of lawn and garden product. Management believes the decline in volume of lawn and garden and pressure washer sales is attributable to lower consumer discretionary spending, which resulted in lower demand at retailers.

Gross Profit

Consolidated gross profit decreased $13 million in fiscal 2006. The decrease is primarily the result of the volume decreases noted above offset by pricing improvements in both segments.

Engines Segment margins increased from 21% in fiscal 2005 to 23% in fiscal 2006. The increase in margin is attributable to the price increase discussed above as well as $13 million in gains on the sale of operating assets. In addition, ongoing cost reduction programs contributed $8 million to the margin. These positive margin enhancers were enough to overcome the impact of a 4% production volume decline, a mix of product that favored lower margin units and other manufacturing cost increases.

The Power Products Segment margin decreased to 10% in fiscal 2006 from 11% in fiscal 2005. The decline is primarily attributable to $19 million in losses associated with the wind down of operations at the Murray, Inc. operating facility and the write-off of excess inventory related to Murray product. Partially offsetting these losses was $16 million in pricing improvements, primarily on generators.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs increased $2 million between years. Excluding the impact of the $39 million write-off of the Murray, Inc. trade receivable that occurred in fiscal 2005 the category increased $41 million between years.

Increases in this category in fiscal 2006 as compared to fiscal 2005 included: $9 million from the expensing of stock based compensation in fiscal 2006, $12 million in increased legal fees associated with litigation, $9 million associated with increased information technology spending, and $2 million from increased engineering costs associated with new product development in the Power Products Segment. Planned increases of $9.0 million in selling and advertising costs also contributed to the year over year increase in this category.

Interest Expense

Interest expense increased $5 million in fiscal 2006 compared to fiscal 2005. The increase is attributable to higher borrowings between years associated with the term notes used for the Murray, Inc. asset acquisition in February 2005.

Other Income

Other income decreased $2 million in fiscal 2006 as compared to fiscal 2005. The decrease is attributed primarily to higher deferred financing expenses. Deferred financing expense increased as a result of the acceleration of debt repayments and the write-off of associated deferred financing costs.

Provision for Income Taxes

The effective tax rate was approximately 33% in both fiscal 2006 and fiscal 2005.

FISCAL 2005 COMPARED TO FISCAL 2004

Net Sales

Fiscal 2005 consolidated net sales were approximately $2.7 billion, an increase of $708 million, or 36% compared to the previous year. The increase is attributable almost entirely to growth within the Power Products Segment.

Engines Segment net sales were $1.7 billion versus $1.6 billion in the prior year, an improvement of $122 million or 8%. The improvement was the result of a 10% engine unit shipment increase, which contributed $148 million; and $35 million from pricing and a favorable Euro exchange rate. The increase in engine unit shipments was driven by market share gains as well as $119 million in increased shipments to our Power Products Segment, that were eliminated in consolidation. These favorable items were offset by: a mix of product that favored lower priced units and $22 million of lower service and component sales.

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

Engines Segment margins decreased from 24% in fiscal 2004 to 21% in fiscal 2005. Pricing improvements, including the impact of the Euro, added $35 million to the Engines Segment margin. Manufacturing cost reduction programs contributed an additional $12 million. These positive margin enhancers were not enough to overcome a $59 million increase in manufacturing costs, primarily overhead, raw materials and component costs, and a $19 million decrease from a mix of lower margined product. Consistent with the prior year, the cost increases reflect initiatives by many vendors to pass along higher costs due to price pressures on scrap aluminum and steel.

The Power Products Segment margin decreased to 11% in fiscal 2005 from 12% in fiscal 2004. The acquisition of Simplicity contributed 9% gross margin in fiscal 2005 after the application of purchase accounting on acquired inventory. Murray sales were essentially at a zero margin after the application of purchase accounting, which reduced the overall segment margin by 3%. The margins on generators and pressure washers declined between years as the $10 million impact of pricing improvements was offset by component and freight costs on expedited shipments to meet generator demand early in the year. In addition, Euro purchases reduced the gross margin of the Power Products Segment by $4 million. Under the Company’s foreign currency management program, this negative impact on margins was offset by the positive impact of the Euro discussed for the Engines Segment.

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

Liquidity and Capital Resources

FISCAL YEARS 2006, 2005 AND 2004

Cash flows from operating activities were $155 million, $149 million and $50 million in fiscal 2006, 2005 and 2004 respectively.

The fiscal 2006 cash flows from operating activities were $6 million higher than the prior year. The primary reason for the increase is lower working capital requirements in the current year. Lower fourth quarter sales in fiscal 2006 resulted in higher inventory levels offset by lower receivables and accrued liabilities including rebates, incentive compensation and income taxes. The reduction in net income between years was more than offset by a series of increased non-cash items in the current year including non-cash pension charges, stock compensation expense, gains on fixed asset sales, the deferred tax credit, and the elimination of the extraordinary gain in the current year.

The fiscal 2005 cash flows from operations were $98 million higher than the prior year. Fiscal 2005 did not experience the significant increase in inventories experienced in 2004, resulting in a $141 million improvement in cash flows in fiscal 2005. During fiscal 2004, inventories for engines and power products were increased to what management believes are a more normal level. Accordingly, no such incremental inventory build-up was required in fiscal 2005. Offsetting the favorable impact of inventory levels on cash flows was a $27 million reduction in accounts payable and accrued liabilities between years. The decrease is primarily attributable to a $19 million reduction in incentive compensation accruals between years and $5 million in lower rebate accruals.

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

Cash used in investing activities was $55 million, $437 million and $47 million in fiscal 2006, 2005 and 2004, respectively. These cash flows include capital expenditures of $70 million, $86 million and $53 million in fiscal 2006, 2005 and 2004, respectively. The capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products.

In fiscal 2006, Briggs & Stratton received $12 million in cash from the sale of certain operating assets. In addition, Briggs & Stratton received $6 million as a refund of a portion of the cash paid for certain assets of Murray, Inc. in fiscal 2005.

In fiscal 2005, cash used in investing activities also includes $232 million in cash paid for the Simplicity acquisition and $123 million for the acquisition of certain Murray assets.

In fiscal 2004, Briggs & Stratton received $6 million as a refund of a portion of the cash paid for the BSPPG acquisition in fiscal 2001. The amount was to adjust the original purchase price for the actual value received in acquired receivables and inventory.

Briggs & Stratton used cash of $169 million through financing activities in fiscal 2006. Briggs & Stratton provided cash from financing activities of $106 million, and $13 million in fiscal 2005 and fiscal 2004, respectively.

In fiscal 2006 the company paid off $104 million of its long term debt, including $90 million of its term notes due in fiscal 2008. In addition, Briggs & Stratton re-purchased $35 million of its common shares in fiscal 2006.

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

During fiscal 2006, the Company received $12 million from the exercise of stock options compared to $20 million in fiscal 2005 and $45 million in fiscal 2004. The stock and option activity is a direct reflection of the market value of the Company’s stock and option strike prices that encourage the exercise of the options.

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

On August 10, 2006, Briggs & Stratton announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions during fiscal 2007 and fiscal 2008. The timing and amount of actual purchases will depend upon the market price of the stock and certain governing loan covenants. As of August 31, 2006, approximately $21 million of common stock has been repurchased under this plan.

Briggs & Stratton expects capital expenditures to be $80 million in fiscal 2007. These anticipated expenditures reflect our plans to continue to reinvest in equipment, new products, and capacity enhancements.

Management believes that available cash, the credit facility, cash generated from future operations, existing lines of credit and access to debt markets will be adequate to fund Briggs & Stratton’s capital requirements for the foreseeable future.

Financial Strategy

Management believes that the value of Briggs & Stratton is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. Consequently, management’s first priority is to reinvest capital into physical assets and products that maintain or grow the global cost leadership and market positions that Briggs & Stratton has achieved, and drive the economic value of the Company. Management’s next financial objective is to identify strategic acquisitions or alliances that enhance revenues and provide a superior economic return. Several successful joint ventures and the acquisition of Generac Portable Products, Inc. and Simplicity are examples of our successful execution of this strategy. Finally, management believes that when capital cannot be invested for returns greater than the cost of capital, we should return capital to the capital providers through dividends and/or stock buy-backs.

Off-Balance Sheet Arrangements

Briggs & Stratton has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements. Briggs & Stratton’s significant contractual obligations include our debt agreements and certain employee benefit plans.

Briggs & Stratton is subject to financial and operating restrictions in addition to certain financial covenants under its domestic debt agreements. As is fully disclosed in Note 8 of the Notes to Consolidated Financial Statements, these restrictions could limit our ability to: pay dividends; incur further indebtedness; create liens; enter into sale and/or leaseback transactions; consolidate, sell or lease all or substantially all of our assets; and dispose of assets or the proceeds of our assets. We believe we will remain in compliance with these covenants in fiscal 2007. Briggs & Stratton has obligations concerning certain employee benefits including its pension plans, post retirement benefit obligations and deferred compensation arrangements. All of these obligations are recorded on our Balance Sheets and disclosed more fully in the Notes to Consolidated Financial Statements.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of July 2, 2006 is as follows (in thousands):

	Total	2007	2008-2009	2010-2011	Thereafter
Long-Term Debt	$386,175	$-	$116,175	$270,000	$-
Interest on Long-Term Debt	123,931	32,166	50,829	40,936	-
Capital Leases	1,540	686	854	-	-
Operating Leases	49,474	13,716	18,677	11,095	5,986
Consulting Agreement	582	429	153	-	-
	$561,702	$46,997	$186,688	$322,031	$5,986

As of July 2, 2006, the Company had no material purchase obligations other than those created in the ordinary course of business related to inventory and property, plant and equipment which generally have terms of less than 90 days.

Other Matters

Labor Agreement

Briggs & Stratton has collective bargaining agreements with its unions. These agreements expire at various times ranging from 2006-2008.

Emissions

The U.S. Environmental Protection Agency (EPA) has developed national emission standards under a two phase process for small air cooled engines. Briggs & Stratton currently has a complete product offering which complies with the EPA’s Phase I engine emission standards. The Phase II program imposes more stringent standards over the useful life of the engine and has been phased in for Class II (225 or greater cubic centimeter) displacement engines and will be phased in through 2008 for Class I (under 225 cubic centimeter) displacement engines. The majority of Briggs & Stratton’s engines are certified to be compliant with the EPA’s Phase II standards and all engines will be Phase II certified in the next year. Accordingly, Briggs & Stratton does not believe compliance with the new standards will have a material adverse effect on its financial position or results of operations.

The EPA is also evaluating the development of Phase III standards to further reduce engine exhaust emissions and to control evaporative emissions from small off-road engines and equipment they are used in. A draft regulation is scheduled for publication by the end of calendar year 2006. We cannot predict the scope of any proposal or of the final regulations that the EPA may ultimately adopt, and accordingly cannot estimate what, if any, impact such regulations could have on future financial performance.

The California Air Resources Board (CARB) adopted a Tier 3 regulation requiring additional reductions to engine exhaust emissions and also requiring new controls on evaporative emissions from small engines. The Tier 3 regulation is phased in between 2006 and 2008 depending upon the size of the engine and type of control. While Briggs & Stratton believes the cost of the regulation on a per engine basis may be significant, Briggs & Stratton does not believe the regulation will have a material effect on its financial condition or results of operations. This assessment is based on a number of factors, including federal regulation, which precludes other states from opting into the California standard, revisions the CARB made to its adopted regulation from the proposal published in September 2003 in response to recommendations from Briggs & Stratton and others in the regulated category, the fact that California represents a relatively small percentage of Briggs & Stratton’s engine sales and our ability and intention to pass increased costs associated with the CARB regulation on to California consumers.

The European Commission adopted an engine emission Directive regulating exhaust emissions from engines manufactured by Briggs & Stratton. The Directive parallels the regulation previously promulgated by the U.S. EPA. Stage 1 was effective in February, 2004 and Stage 2 will be phased in from 2005 to 2007, with some limited extensions available for specific size and type engines until 2010. Briggs & Stratton’s full European product line has been compliant with Stage 1 since 2004. Briggs & Stratton has certified the majority of its Class 2 engines to be compliant with the Stage 2 standards and intends to have a full European product line compliant with Stage 2 in 2007. Briggs & Stratton does not believe compliance with the Directive will have a material adverse effect on its financial position or results of operations.

Critical Accounting Policies

Briggs & Stratton’s critical accounting policies are more fully described in Note 2 and Note 14 of the Notes to Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as those used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, litigation and taxation.

The reserves for customer rebates, warranty, product liability, inventory and doubtful accounts are fact specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions. Changes in these reserves may be required if actual experience differs from the original estimates.

The Company’s estimate of income taxes payable, deferred income taxes, and the effective tax rate is based on a complex analysis of many factors including interpretations of Federal, state and foreign income tax laws, the difference between tax and financial reporting bases of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known. In addition, Federal, state and foreign taxing authorities periodically review the Company’s estimates and interpretation of income tax laws. Adjustments to the effective income tax rate and recorded tax related assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.

The pension benefit obligation and related pension expense or income are calculated in accordance with Statement of Financial Accounting Standard (SFAS) No. 87, “Employer’s Accounting for Pensions”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at July 2, 2006 used a discount rate of 6.35% and an expected rate of return on plan assets of 8.75%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody’s Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would increase annual pension expense by approximately $0.4 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension expense by approximately $2.0 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders’ equity and expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

The Company uses a market-related value of assets that recognizes the difference between the expected return and the actual return on plan assets over a five year period. As of July 2, 2006 the Company had $133.0 million of unrecognized asset gains associated with its market-related value of assets and subject to amortization in future periods.

The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service. At July 2, 2006 the projected benefit obligation exceeded the fair value of plan assets by $4 million. Material differences may arise between the funded status of the plan and the recorded asset or liability as certain items that have an immediate impact on the projected benefit obligation are amortized over a longer period of time for balance sheet purposes using actuarial assumptions. As of July 2, 2006 there were $136.7 million in actuarial losses not reflected in the recorded asset or liability.

The other postretirement benefits obligation and related expense or income are calculated in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” and are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $14.5 million and would increase the service and interest cost by $1.5 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $13.5 million and decrease the service and interest cost by $1.3 million.

For pension benefits and postretirement benefits, actuarial gains and losses are accounted for in accordance with GAAP. Accumulation of actuarial gains and losses results from differences in actual experience compared to original assumptions over several years for discount rates, health care cost trends, and other factors.

Accumulated actuarial gains and losses are amortized over future periods, and as a result, will impact recognized expense and the recorded obligation in future periods. Refer to Note 14 for additional discussion.

New Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 seeks to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) in the determination of inventory carrying costs. The statement requires such costs to be treated as a current period expense. This statement became effective for the company on July 2, 2006. The adoption of SFAS No. 151 does not have a material impact on the Consolidated Financial Statements.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109”. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a standard methodology for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. At this time, the impact, if any, of adoption of Interpretation 48 on our consolidated financial position has not been made.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Briggs & Stratton is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, Briggs & Stratton uses financial instruments. Briggs & Stratton does not hold or issue financial instruments for trading purposes.

Foreign Currency

Briggs & Stratton’s earnings are affected by fluctuations in the value of the U.S. dollar against the Japanese Yen and the Euro. The Yen is used to purchase engines from Briggs & Stratton’s joint venture. Briggs & Stratton purchases components in Euros from third parties and receives Euros for certain products sold to European customers. Briggs & Stratton’s foreign subsidiaries’ earnings are also influenced by fluctuations of the local currency against the U.S. dollar as these subsidiaries purchase inventory from the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At July 2, 2006, Briggs & Stratton had the following forward foreign exchange contracts outstanding with the Fair Value (Gains) Losses shown (in thousands):

Hedge	Notional	Fair Market	Conversion	(Gain) Loss
Currency	Value	Value	Currency	at Fair Value
Japanese Yen	1,650,000	$14,615	U.S.	$(229)
Euro	81,000	$104,802	U.S.	$1,031
Australian Dollars	4,175	$3,098	U.S.	$(71)

All of the above contracts expire within twelve months.

Fluctuations in currency exchange rates may also impact the shareholders’ investment in Briggs & Stratton. Amounts invested in Briggs & Stratton’s non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Shareholders’ Investment increased $1.8 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on July 2, 2006 was $89.1 million.

Interest Rates

Briggs & Stratton is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions.

On July 2, 2006, Briggs & Stratton had the following short-term loans outstanding (in thousands):

		Weighted Average
Currency	Amount	Interest Rate
U.S. Dollars	3,000	6.58%
Euro	338	5.00%

These loans carry variable interest rates. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate, would increase (decrease) interest expense by $34 thousand.

Long-term loans, net of unamortized discount, consisted of the following (in thousands):

Description		Amount	Maturity
7.25%	Senior Notes	$80,973	2007
8.875%	Senior Notes	$267,351	2011
Variable Rate Term Notes		$35,000	2008

The Senior Notes carry fixed rates of interest and are therefore not subject to market fluctuation. The Variable Rate Term Note is subject to interest rate fluctuations, therefore an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by $350 thousand.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JULY 2, 2006 AND JULY 3, 2005
(in thousands)

ASSETS	2006	2005
CURRENT ASSETS:
Cash and Cash Equivalents	$95,091	$161,573
Receivables, Less Reserves of $4,851 and $5,461, Respectively	273,502	360,786
Inventories:
Finished Products and Parts	364,711	283,405
Work in Process	188,358	174,648
Raw Material	8,946	11,612
Total Inventories	562,015	469,665
Deferred Income Tax Asset	58,024	92,251
Prepaid Expenses and Other Current Assets	43,020	34,930
Total Current Assets	1,031,652	1,119,205
GOODWILL	251,885	253,663
OTHER INTANGIBLE ASSETS, Net	94,596	96,445
INVESTMENTS	48,917	49,783
PREPAID PENSION	75,789	-
DEFERRED LOAN COSTS, Net	4,308	6,016
OTHER LONG-TERM ASSETS, Net	6,765	26,601
PLANT AND EQUIPMENT:
Land and Land Improvements	17,956	20,554
Buildings	130,044	172,093
Machinery and Equipment	830,537	791,792
Construction in Progress	29,627	21,205
	1,008,164	1,005,644

Less - Accumulated Depreciation	577,876	558,389
Total Plant and Equipment, Net	430,288	447,255
	$1,944,200	$1,998,968

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JULY 2, 2006 AND JULY 3, 2005
(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2006	2005
CURRENT LIABILITIES:
Accounts Payable	$161,291	$155,973
Short-term Debt	3,474	443
Accrued Liabilities:
Wages and Salaries	32,743	42,715
Warranty	53,233	59,625
Accrued Postretirement Health Care Obligation	26,000	26,000
Other	66,405	67,912
Total Accrued Liabilities	178,381	196,252
Total Current Liabilities	343,146	352,668
DEFERRED INCOME TAX LIABILITY	102,862	113,794
ACCRUED PENSION COST	25,587	47,944
ACCRUED EMPLOYEE BENEFITS	16,267	15,125
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	84,136	77,607
LONG-TERM DEBT	383,324	486,321
OTHER LONG-TERM LIABILITIES	1,672	16,323
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ INVESTMENT:
Common Stock -
Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	67,325	55,793
Retained Earnings	1,086,397	1,029,329
Accumulated Other Comprehensive Income (Loss)	4,960	(48,331)
Unearned Compensation on Restricted Stock	(2,199)	(1,985)
Treasury Stock at cost, 6,654 Shares in 2006 and 6,114 Shares in 2005	(169,856)	(146,199)
Total Shareholders’ Investment	987,206	889,186
	$1,944,200	$1,998,968

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Earnings

FOR THE FISCAL YEARS ENDED JULY 2, 2006, JULY 3, 2005 AND JUNE 27, 2004
(in thousands, except per share data)

	2006	2005	2004
NET SALES	$2,542,171	$2,654,875	$1,947,364
COST OF GOODS SOLD	2,050,487	2,149,984	1,507,492
Gross Profit	491,684	504,891	439,872
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	315,718	314,123	205,663
Income from Operations	175,966	190,768	234,209
INTEREST EXPENSE	(42,091)	(36,883)	(37,665)
OTHER INCOME, Net	18,491	20,430	8,460
Income Before Provision for Income Taxes	152,366	174,315	205,004
PROVISION FOR INCOME TAXES	50,020	57,548	68,890
Income Before Extraordinary Item	102,346	116,767	136,114
EXTRAORDINARY GAIN - NEGATIVE GOODWILL	-	19,800	-
NET INCOME	$102,346	$136,567	$136,114
EARNINGS PER SHARE DATA*
Weighted Average Shares Outstanding	51,479	51,472	45,286
Income Before Extraordinary Item	$1.99	$2.27	$3.01
Extraordinary Gain	-	.38	-
Basic Earnings Per Share	$1.99	$2.65	$3.01

Diluted Average Shares Outstanding	51,594	51,954	50,680
Income Before Extraordinary Item	$1.98	$2.25	$2.77
Extraordinary Gain	-	.38	-
Diluted Earnings Per Share	$1.98	$2.63	$2.77

*   Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JULY 2, 2006, JULY 3, 2005 AND JUNE 27, 2004
(in thousands, except per share data)

				Accumulated	Unearned
		Additional		Other Com-	Compensation
	Common	Paid-In	Retained	prehensive	on Restricted	Treasury	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Stock	Stock	Income
BALANCES, JUNE 29, 2003	$289	$35,074	$822,060	$(734)	$(287)	$(341,415)
Comprehensive Income:
Net Income	-	-	136,114	-	-	-	$136,114
Foreign Currency Translation
Adjustments	-	-	-	3,042	-	-	3,042
Unrealized Gain on Derivatives	-	-	-	487	-	-	487
Minimum Pension Liability Adjustment, net of tax of $788	-	-	-	1,233	-	-	1,233
Total Comprehensive Income	-	-	-	-	-	-	$140,876
Cash Dividends Paid ($0.66* per share)	-	-	(30,408)	-	-	-
Stock Option Activity, net of tax	-	7,667	-	-	-	41,194
Restricted Stock	-	322	-	-	(1,494)	1,171
Amortization of Unearned Compensation	-	-	-	-	291	-
Issuance of Treasury Shares	-	5,546	-	-	-	137,270
Shares Issued to Directors	-	48	-	-	-	125
BALANCES, JUNE 27, 2004	$289	$48,657	$927,766	$4,028	$(1,490)	$(161,655)
Comprehensive Income:
Net Income	-	-	136,567	-	-	-	$136,567
Foreign Currency Translation Adjustments	-	-	-	881	-	-	881
Unrealized Gain on Derivatives	-	-	-	419	-	-	419
Minimum Pension Liability Adjustment, net of tax of $(34,306)	-	-	-	(53,659)	-	-	(53,659)
Total Comprehensive Income	-	-	-	-	-	-	$84,208
Cash Dividends Paid ($0.68* per share)	-	-	(35,004)	-	-	-
Stock Option Activity, net of tax	-	6,990	-	-	-	14,752
Restricted Stock	-	316	-	-	(1,006)	688
Amortization of Unearned Compensation	-	-	-	-	511	-
Stock Split	290	(290)	-	-	-	-
Deferred Stock	-	3	-	-	-	-
Shares Issued to Directors	-	117	-	-	-	16
BALANCES, JULY 3, 2005	$579	$55,793	$1,029,329	$(48,331)	$(1,985)	$(146,199)
Comprehensive Income:
Net Income	-	-	102,346	-	-	-	$102,346
Foreign Currency Translation
Adjustments	-	-	-	1,785	-	-	1,785
Unrealized Loss on Derivatives	-	-	-	(1,255)	-	-	(1,255)
Minimum Pension Liability Adjustment, net of tax of $(33,733)	-	-	-	52,761	-	-	52,761
Total Comprehensive Income	-	-	-	-	-	-	$155,637
Cash Dividends Paid ($0.88 per share)	-	-	(45,278)	-	-	-
Purchase of Common Stock for Treasury	-	-	-	-	-	(34,919)
Stock Option Activity, net of tax	-	10,455	-	-	-	10,254
Restricted Stock	-	431	-	-	(1,490)	925
Amortization of Unearned Compensation	-	-	-	-	1,276	-
Deferred Stock	-	605	-	-	-	-
Shares Issued to Directors	-	41	-	-	-	83
BALANCES, JULY 2, 2006	$579	$67,325	$1,086,397	$4,960	$(2,199)	$(169,856)

*            Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JULY 2, 2006, JULY 3, 2005 AND JUNE 27, 2004
(in thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$102,346	$136,567	$136,114
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Extraordinary Gain	-	(19,800)	-
Depreciation and Amortization	77,234	72,793	66,608
Earnings of Unconsolidated Affiliates, Net of Dividends	459	678	(3,484)
(Gain) Loss on Disposition of Plant and Equipment	(11,139)	2,418	7,390
Stock Compensation Expense	9,999	1,268	291
Provision for Deferred Income Taxes	(10,438)	(3,896)	12,800
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
Decrease (Increase) in Receivables	87,284	(26,892)	(28,588)
(Increase) Decrease in Inventories	(92,350)	12,784	(128,594)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(12,302)	2,650	2,017
(Decrease) Increase in Accounts Payable, Accrued Liabilities and Income Taxes	(7,695)	(27,673)	4,696
Change in Accrued/Prepaid Pension	10,847	(1,050)	(6,070)
Other, Net	363	(1,289)	(13,024)
Net Cash Provided by Operating Activities	154,608	148,558	50,156
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(69,518)	(86,075)	(52,962)
Proceeds Received on Disposition of Plant and Equipment	11,518	1,940	720
Proceeds Received on Sale of Certain Assets of a Subsidiary	-	4,050	-
Refund of Cash Paid for Acquisition	6,347	-	5,686
Cash Paid for Acquisitions, Net of Cash Acquired	-	(355,094)	-
Other, Net	(3,400)	(1,500)	-
Net Cash Used by Investing Activities	(55,053)	(436,679)	(46,556)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans and Notes Payable	3,031	(2,684)	187
Net (Repayments) Borrowings on Long-Term Debt	(103,826)	125,000	(22)
Issuance Cost of Debt	-	(925)	(1,789)
Cash Dividends Paid	(45,278)	(35,065)	(30,408)
Stock Option Exercise Proceeds and Tax Benefits	12,457	20,139	45,314
Treasury Stock Purchases	(34,919)	-	-
Net Cash (Used by) Provided by Financing Activities	(168,535)	106,465	13,282
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,498	835	697
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,482)	(180,821)	17,579
CASH AND CASH EQUIVALENTS:
Beginning of Year	161,573	342,394	324,815
End of Year	$95,091	$161,573	$342,394
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$40,503	$36,357	$38,884
Income Taxes Paid	$75,347	$66,410	$53,253

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

FOR THE FISCAL YEARS ENDED JULY 2, 2006, JULY 3, 2005 AND JUNE 27, 2004

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

(2) Summary of Significant Accounting Policies:

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2006 fiscal year was 52 weeks long, the 2005 fiscal year was 53 weeks long and the 2004 fiscal year was 52 weeks long. All references to years relate to fiscal years rather than calendar years.

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

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 53% of total inventories at July 2, 2006 and 48% of total inventories at July 3, 2005. The cost for the remaining portion of the inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $56.8 million and $52.5 million higher in 2006 and 2005, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Goodwill and Other Intangible Assets: Goodwill reflects the cost of an acquisition in excess of the fair values assigned to identifiable net assets acquired. Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are comprised of trademarks, patents and customer relationships. Goodwill and trademarks, which are considered to have indefinite lives are not amortized; however, both must be tested for impairment annually. Amortization is recorded on a straight line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of thirteen years. The customer relationships have been assigned an estimated useful life of twenty-five years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired. The Company performed the required impairment tests in fiscal 2006, 2005 and 2004, and found no impairment of the assets.

Investments: This caption represents the Company’s investment in its 30% and 50% owned joint ventures and preferred stock in a privately held iron castings business. The investments in the joint ventures are accounted for under the equity method.

Notes . . .

Deferred Loan Costs: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the straight-line method over periods ranging from three to ten years. Accumulated amortization related to open issues amounted to $10.4 million as of July 2, 2006 and $7.7 million as of July 3, 2005.

Plant and Equipment and Depreciation: Plant and equipment are stated at cost and depreciation is computed using the straight-line method at rates based upon the estimated useful lives of the assets, as follows:

Useful Life Range (In Years)
Software	3 - 10
Land Improvements	20 - 40
Buildings	20 - 50
Machinery & Equipment	3 - 20

Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in cost of goods sold.

Impairment of Long-Lived Assets: Property, plant and equipment and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no adjustments to the carrying value of long-lived assets in fiscal 2006, 2005 or 2004.

Warranty: The Company recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for fiscal 2006 and 2005 (in thousands):

	2006	2005
Balance, Beginning of Period	$59,625	$43,148
Adjustment Related to Acquisitions	-	10,623
Payments	(36,733)	(35,796)
Provision for Current Year Warranties	34,056	41,761
Credit for Prior Years Warranties	(3,715)	(111)
Balance, End of Period	$53,233	$59,625

Deferred Revenue on Sale of Plant and Equipment: During the fourth quarter of fiscal 2006, a pre-tax gain of $6.1 million was recorded as the company ceased its involvement in its Menomonee Falls, Wisconsin facility sold in 1997. The terms and conditions of the sales contract were such that the Company continued to own and occupy a portion of the warehouse until the fourth quarter of fiscal 2006. Under the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” the Company accounted for the agreement as a financing transaction while it remained involved with the facility. Under this method, the cash received in fiscal 1997 was reflected as deferred revenue and the assets and the accumulated depreciation remained on the Company’s books until its involvement in the facility ceased. Depreciation expense, imputed interest expense, and imputed fair value lease income on the non-Briggs & Stratton occupied portion of the building were recorded and added to deferred revenue up until the fourth quarter of fiscal 2006.

Revenue Recognition: Net sales include sales of engines, power products, and related service parts and accessories, net of allowances for cash discounts, customer volume rebates and discounts, and advertising allowances. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” as amended, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an

Notes . . .

arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, except for certain international shipments, where revenue is recognized when the customer receives the product.

Included in net sales are costs associated with programs under which Briggs & Stratton shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by Briggs & Stratton as a marketing incentive for customers to buy inventory. The financing costs included in net sales in fiscal 2006 and 2005 were $12.7 million and $10.6 million, respectively. There were no similar costs in fiscal 2004.

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

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $28.8 million in fiscal 2006, $33.5 million in fiscal 2005 and $25.9 million in fiscal 2004.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $33.4 million in fiscal 2006, $35.8 million in fiscal 2005 and $15.0 million in fiscal 2004.

The Company reports co-op advertising expense as a reduction in net sales. Co-op advertising expense reported as a reduction in net sales totaled $20.2 million in fiscal 2006, $23.6 million in fiscal 2005 and $12.8 million in fiscal 2004.

Shipping and Handling Fees and Costs: Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue for fiscal 2006, 2005 and 2004 was $4.5 million, $4.1 million and $1.8 million, respectively. Shipping and handling costs are included in cost of goods sold.

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

The shares outstanding used to compute diluted earnings per share for fiscal 2006 and 2004 excludes outstanding options to purchase 1,434,193 and 428,520* shares of common stock, respectively, with weighted average exercise prices of $37.21 and $37.27*, respectively. The fiscal 2005 diluted earnings per share calculation includes all options outstanding as of July 3, 2005. For fiscal 2006 and fiscal 2004, the options are excluded because their exercise prices are greater than the average market price of the common shares, and their inclusion in the computation would be antidilutive.

Notes . . .

Information on earnings per share is as follows (in thousands):

	Fiscal Year Ended
	July 2, 2006	July 3, 2005	June 27, 2004
Net Income Before Extraordinary Gain Used in Basic Earnings Per Share	$102,346	$116,767	$136,114
Adjustment to Net Income Before Extraordinary Gain to Add After-tax Interest Expense on Convertible Notes	-	-	4,053
Adjusted Net Income Before Extraordinary Gain Used in Diluted Earnings Per Share	$102,346	$116,767	$140,167
Extraordinary Gain Used in Basic and Diluted Earnings Per Share	$-	$19,800	$-
Net Income Used in Basic Earnings Per Share	$102,346	$136,567	$136,114
Adjustment to Net Income to Add After-tax Interest Expense on Convertible Notes	-	-	4,053
Adjusted Net Income Used in Diluted Earnings Per Share	$102,346	$136,567	$140,167
Average Shares of Common Stock Outstanding*	51,479	51,472	45,286
Incremental Common Shares Applicable to Common Stock Options Based on the Common Stock Average Market Price During the Period*	42	446	360
Incremental Common Shares Applicable to Deferred and Restricted Common Stock Based on the Common Stock Average Market Price During the Period*	73	36	26
Incremental Common Shares Applicable to Convertible Notes Based on the Conversion Provisions of the Convertible Notes*	-	-	5,008
Diluted Average Common Shares Outstanding*	51,594	51,954	50,680

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

			Minimum	Accumulated
	Cumulative	Unrealized	Pension	Other
	Translation	Gain (Loss) on	Liability	Comprehensive
	Adjustments	Derivatives	Adjustment	(Loss) Income
Balance at June 29, 2003	$1,816	$13	$(2,563)	$(734)
Fiscal Year Change	3,042	487	1,233	4,762
Balance at June 27, 2004	4,858	500	(1,330)	4,028
Fiscal Year Change	881	419	(53,659)	(52,359)
Balance at July 3, 2005	5,739	919	(54,989)	(48,331)
Fiscal Year Change	1,785	(1,255)	52,761	53,291
Balance at July 2, 2006	$7,524	$(336)	$(2,228)	$4,960

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

Notes . . .

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

On February 11, 2005, Briggs & Stratton Corporation and its subsidiaries, Briggs & Stratton Power Products Group, LLC and Briggs & Stratton Canada, Inc. acquired certain assets of Murray, Inc. and Murray Canada Co. (collectively “Murray”). The cash purchase price was $122.7 million, including direct acquisition costs of $1.8 million. Briggs & Stratton financed the acquisition through the issuance of $125 million variable rate Term Notes due February 11, 2008, with no prepayment penalty. The Term Notes have financial and operating restrictions consistent with other debt agreements, as disclosed in Note 8. The estimated fair value of Murray assets acquired exceeded the acquisition cost by $19.8 million, after all tax considerations, and this amount was recognized as an extraordinary gain.

(4) Goodwill and Other Intangible Assets:

The changes in the carrying amount of goodwill for the fiscal years ended July 2, 2006 and July 3, 2005 are as follows (in thousands):

	2006	2005
Beginning Goodwill Balance	$253,663	$151,991
Goodwill Acquired During the Period	-	103,450
Tax Benefit on Amortization	(1,778)	(1,778)
Ending Goodwill Balance	$251,885	$253,663

The Company’s other intangible assets, primarily from acquisitions for the years ended July 2, 2006 and July 3, 2005 are as follows (in thousands):

	2006			2005
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized Intangible Assets:
Patents	$13,281	$(2,203)	$11,078	$13,280	$(1,116)	$12,164
Customer Relationships	17,910	(1,433)	16,477	17,910	(716)	17,194
Miscellaneous	279	(238)	41	279	(192)	87
Total Amortized Intangible Assets	31,470	(3,874)	27,596	31,469	(2,024)	29,445

Unamortized Intangible Assets:
Trademarks/Brand Names	67,000	-	67,000	67,000	-	67,000
Total Unamortized Intangible Assets	67,000	-	67,000	67,000	-	67,000
Total Intangible Assets	$98,470	$(3,874)	$94,596	$98,469	$(2,024)	$96,445

Amortization expense of other intangible assets amounts to approximately $1,850,000, $1,850,000, and $56,000 in 2006, 2005, and 2004, respectively.

Notes . . ..

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2007	$1,844
2008	1,804
2009	1,798
2010	1,794
2011	1,794
$9,034

(5) Income Taxes:

The provision for income taxes on income before extraordinary gain consists of the following (in thousands):

Current	2006	2005	2004
Federal	$51,743	$51,144	$46,506
State	7,796	7,948	8,039
Foreign	919	2,352	1,545
	60,458	61,444	56,090
Deferred	(10,438)	(3,896)	12,800
	$50,020	$57,548	$68,890

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income before extraordinary gain follows:

	2006		2005		2004
U.S. Statutory Rate	35.0%		35.0%		35.0%
State Taxes, Net of Federal Tax Benefit	2.6%		2.4%		3.0%
Foreign Tax Benefits	(0.1%	)	(0.8%	)	(0.9%	)
Resolution of Prior Period Tax Matters	(1.7%	)	-		(2.2%	)
Benefit on Dividends Received	(2.9%	)	(4.0%	)	-
Other	(0.1%	)	0.4%		(1.3%	)
Effective Tax Rate	32.8%		33.0%		33.6%

The components of deferred income taxes were as follows (in thousands):

	2006	2005
Current Asset (Liability):
Difference Between Book and Tax Related to:
Inventory	$13,844	$11,798
Payroll Related Accruals	3,190	4,702
Warranty Reserves	21,161	22,605
Workers Compensation Accruals	3,000	3,611
Other Accrued Liabilities	18,749	17,365
Minimum Pension Liability	1,424	35,157
Miscellaneous	(3,344)	(2,987)
Deferred Income Tax Asset	$58,024	$92,251

Notes . . ..

	2006	2005
Long-Term Liability (Asset):
Difference Between Book and Tax Related to:
Pension Cost	$29,557	$32,945
Accumulated Depreciation	69,318	79,029
Intangibles	61,630	58,473
Accrued Employee Benefits	(18,507)	(13,840)
Postretirement Health Care Obligation	(32,462)	(29,940)
Deferred Revenue on Sale of Plant & Equipment	-	(5,717)
Miscellaneous	(6,674)	(7,156)
Deferred Income Tax Liability	$102,862	$113,794

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $7.9 million at July 2, 2006. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be less than the U.S. statutory income tax because of available foreign tax credits.

(6) Segment and Geographic Information and Significant Customers:

The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2006	2005	2004
NET SALES:
Engines	$1,648,224	$1,739,184	$1,617,409
Power Products	1,186,025	1,193,616	489,250
Eliminations	(292,078)	(277,925)	(159,295)
	$2,542,171	$2,654,875	$1,947,364
GROSS PROFIT ON SALES:
Engines	$381,932	$372,162	$382,713
Power Products	113,166	133,888	57,846
Eliminations	(3,414)	(1,159)	(687)
	$491,684	$504,891	$439,872
INCOME FROM OPERATIONS:
Engines	$149,760	$142,653	$204,468
Power Products	29,620	49,274	30,428
Eliminations	(3,414)	(1,159)	(687)
	$175,966	$190,768	$234,209
ASSETS:
Engines	$1,174,569	$1,297,789	$1,446,514
Power Products	1,148,279	877,933	391,121
Eliminations	(378,648)	(176,754)	(200,482)
	$1,944,200	$1,998,968	$1,637,153
CAPITAL EXPENDITURES:
Engines	$54,208	$67,802	$47,444
Power Products	15,310	18,273	5,518
	$69,518	$86,075	$52,962

Notes . . ..

	2006	2005	2004
DEPRECIATION & AMORTIZATION:
Engines	$59,053	$59,069	$63,454
Power Products	18,181	13,724	3,154
	$77,234	$72,793	$66,608

Information regarding the Company’s geographic sales by the location in which the sale originated is as follows (in thousands):

	2006	2005	2004
United States	$2,353,010	$2,481,374	$1,795,128
All Other Countries	189,161	173,501	152,236
Total	$2,542,171	$2,654,875	$1,947,364

The Company has no material long lived assets in an individual foreign country.

Sales to the following customers in the Company’s Engine Segment amount to greater than or equal to 9% of consolidated net sales, respectively:

	2006		2005		2004
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$407,964	16%	$374,941	14%	$318,705	16%
MTD	217,339	9%	316,911	12%	334,748	17%
	$625,303	25%	$691,852	26%	$653,453	33%

(7) Leases:

The Company leases certain facilities, vehicles, and equipment under both capital and operating leases. Assets held under capital leases are included in Plant and Equipment and are charged to depreciation and interest over the life of the lease. Related liabilities are included in Other Accrued Liabilities and Other Long-Term Liabilities. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2006, 2005 and 2004 was $18.9 million, $16.1 million and $10.2 million, respectively.

Future minimum lease commitments for all non-cancelable leases as of July 2, 2006 are as follows (in thousands):

Fiscal Year	Operating	Capital
2007	$13,716	$686
2008	10,624	854
2009	8,053	-
2010	6,730	-
2011	4,365	-
Thereafter	5,986	-
Total future minimum lease commitments	$49,474	1,540
Less: Interest		(155)
Present value of minimum capital lease payments		$1,385

(8) Indebtedness:

On August 8, 2006, the Company amended its unsecured five-year $350 million revolving credit facility (the credit facility) that expires in May 2009 to allow a repurchase of its common stock for aggregate consideration not to exceed $120 million during the period from August 10, 2006 through February 8, 2008. There were no borrowings under the credit facility as of July 2, 2006 or July 3, 2005.

Notes . . ..

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

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $14.8 million, expire at various times through November 2006 and are renewable. None of these arrangements had material commitment fees or compensating balance requirements. Borrowings using these lines of credit are included in short-term debt. Outstanding balances are as follows (in thousands):

	2006	2005
Balance at Fiscal Year-End	$3,474	$443
Weighted Average Interest Rate at Fiscal Year-End	6.38%	5.93%

The Long-Term Debt caption consists of the following (in thousands):

	2006	2005

7.25% Senior Notes Due 2007, Net of Unamortized Discount of $202 in 2006 and $411 in 2005	$80,973	$89,589
8.875% Senior Notes Due 2011, Net of Unamortized Discount of $2,649 in 2006 and $3,268 in 2005	267,351	271,732
Variable Rate Term Notes Due 2008	35,000	125,000
Total Long-Term Debt	$383,324	$486,321

On August 8, 2006, the Company amended its unsecured three-year $125 million term loan agreement (the term loan) that expires on February 11, 2008 to allow a repurchase of its common stock for aggregate consideration not to exceed $120 million during the period from August 10, 2006 through February 8, 2008. The Company prepaid $90 million of the term loan in the fourth quarter of fiscal 2006. The Company is required to repay the aggregate principal balance of the term loan on February 11, 2008 (maturity date).

Borrowings under the term loan by the Company bear interest at a rate per annum equal to, at its option, either:

(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 0.50% to 1.75%, depending upon the rating of the Company’s long-term debt by S&P and Moody’s; or

(2) the higher of (a) the federal funds rate plus 0.50% or (b) the bank’s prime rate.

In May 2001, the Company issued $275 million of 8.875% Senior Notes due March 15, 2011. No principal payments are due before the maturity date; however, the Company repurchased $5.0 million of the bonds in the second quarter of fiscal year 2006 after receiving unsolicited offers from bondholders.

In May 1997, the Company issued $100 million of 7.25% Senior Notes due September 15, 2007. No principal payments are due before the maturity date; however, the Company repurchased $10.0 million of the bonds in the fourth quarter of fiscal year 2002 and $8.825 million in the fourth quarter of fiscal year 2006 after receiving unsolicited offers from bondholders.

The separate indentures provided for the 7.25% Senior Notes and the 8.875% Senior Notes and the Credit Agreements for the term loan and the credit facility (collectively, the “Domestic Indebtedness”) each include a number of financial and operating restrictions. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback

Notes . . ..

transactions; consolidate, merge, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The credit facility contains financial covenants that require the Company to maintain a minimum interest coverage ratio and net worth (as of fiscal year end 2006 the Company was required to maintain a minimum net worth of $685.4 million) and impose a maximum leverage ratio. As of July 2, 2006, the Company was in compliance with these covenants.

Additionally, under the terms of the indentures and Credit Agreements governing the Domestic Indebtedness, BSPPG and its wholly owned subsidiary, Simplicity became joint and several guarantors of amounts outstanding under the Domestic Indebtedness. Refer to Note 16 of the Notes to Consolidated Financial Statements for subsidiary guarantor financial information.

(9) Other Income:

The components of other income (expense) are as follows (in thousands):

	2006	2005	2004
Interest Income	$2,856	$1,155	$2,970
Income on Preferred Stock	12,000	12,492	2,293
Equity in Earnings from Unconsolidated Affiliates	4,174	5,289	5,583
Deferred Financing Costs	(1,708)	(1,233)	(3,778)
Other Items	1,169	2,727	1,392
Total	$18,491	$20,430	$8,460

(10) Commitments and Contingencies:

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $2.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. On July 2, 2006 and July 3, 2005 the reserve for product and general liability claims (which includes asbestos-related liabilities) was $7.3 million and $8.0 million, respectively. Because there is inherent uncertainty as to the eventual resolution of unsettled claims, no reasonable range of possible losses can be determined. Management does not anticipate that these claims, excluding the impact of insurance proceeds and reserves, will have a material adverse effect on the financial condition or results of operations of the Company.

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

Certain independent dealers and distributors finance inventory purchases through a third party financing company. Briggs & Stratton has indemnified the third party finance company against credit default. The Company’s maximum exposure under this agreement due to customer credit default in a fiscal year is $1.6 million. In fiscal 2006 and fiscal 2005, the third party financing company provided financing for $294.4 million and $339.4 million of Briggs & Stratton product, respectively. As of July 2, 2006 and July 3, 2005 there were $180.3 million and $187.9 million in receivables outstanding under this arrangement. Briggs & Stratton made no payments under this indemnity in fiscal 2006 and fiscal 2005.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the Company and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs have amended their complaint several times and currently seek an injunction, compensatory and punitive damages, and attorneys’ fees under various federal and state

Notes . . ..

laws including the Racketeer Influenced and Corrupt Organization Act on behalf of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH). The defendants subsequently filed crossclaims against each other for indemnification and contribution, and filed a motion to dismiss the amended complaint. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes these unresolved legal actions will not have a material effect on its financial position.

The Company has no material commitments for materials or capital expenditures as of July 2, 2006.

(11) Stock Incentives:

Effective October 20, 2004, Briggs & Stratton adopted an Incentive Compensation Plan under which 4,000,000 shares of common stock (8,000,000 shares as a result of the 2-for-1 stock split) were reserved for future issuance. Briggs & Stratton previously had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance. The adoption of the Incentive Compensation Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero. However, as of July 2, 2006, there were 2,663,310 outstanding option and restricted stock awards granted under the Stock Incentive Plan that are or may become exercisable in the future. In accordance with both plans, Briggs & Stratton can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock and cash bonus awards subject to certain annual limitations. The plans also allow Briggs & Stratton to issue directors non-qualified stock options and directors’ fees in stock.

Effective July 4, 2005, Briggs & Stratton’s stock based compensation plans are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” using the modified prospective method. During the year ended July 2, 2006, Briggs & Stratton recognized stock based compensation expense of approximately $10.0 million. Prior to July 4, 2005, the plans were accounted for according to Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Thus, no compensation cost was recognized prior to fiscal 2006. Had compensation cost for the plans been determined consistent with SFAS No. 123(R), Briggs & Stratton’s net income and earnings per share would have been reduced to the following pro forma amounts for the fiscal years ended July 3, 2005 and June 27, 2004 (in thousands, except per share data):

	2005	2004
Net income as reported (in thousands)	$136,567	$136,114
Basic EPS:
Deduct employee compensation expense determined under a fair value based method, net of related tax effects	(5,837)	(3,528)
Income Available to Common Stockholders:	130,730	132,586
Diluted EPS:
Add reduction in interest expense related to convertible debt	-	4,053
Income Available to Common Stockholders:	$130,730	$136,639

Basic Earnings Per Share:*
As Reported	$2.65	$3.01
Pro Forma	$2.54	$2.93
Diluted Earnings Per Share:*
As Reported	$2.63	$2.77
Pro Forma	$2.52	$2.70

*      Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

Notes . . ..

On the grant date, the exercise price of each stock option issued exceeds the market value of the stock. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and standard industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

	2006	2005	2004
Options Granted During Grant Date Fair Value*	$7.37	$12.12	$9.98
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	4.3%	4.2%	4.6%
Expected Volatility	25.1%	28.4%	33.1%
Expected Dividend Yield	1.9%	1.9%	2.3%
Expected Term (In Years)	5.0	10.0	10.0

Information on the options outstanding is as follows:

			Wtd. Avg.	Aggregate
			Remaining	Intrinsic
		Wtd. Avg.	Contractual	Value
	Shares*	Ex. Price	Term	(in thousands)
Balance, June 29, 2003	3,351,580	$26.70

Granted During the Year	876,100	30.44
Exercised During the Year	(1,723,390)	26.29
Expired During the Year	(6,000)	37.27
Balance, June 27, 2004	2,498,290	$28.27

Granted During the Year	1,149,340	36.68
Exercised During the Year	(622,262)	32.67
Expired During the Year	(18,200)	37.27
Balance, July 3, 2005	3,007,168	$30.52

Granted During the Year	355,123	38.83
Exercised During the Year	(418,858)	26.92
Expired During the Year	-	-
Balance, July 2, 2006	2,943,433	$32.05	5.90	$5,985
Exercisable, July 2, 2006	750,920	$23.81	2.32	$5,477

*      Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

Notes . . ..

The total intrinsic value of options exercised during the fiscal years ended 2006, 2005 and 2004, was $3.4 million, $3.3 million and $11.2 million, respectively, and the total fair value of options exercised during fiscal 2006 was $14.7 million. The exercise of options resulted in cash receipts of $11.3 million, $20.0 million and $45.3 million in fiscal 2006, 2005 and 2004, respectively.

Grant Summary*
Fiscal	Grant	Date	Expiration	Exercise	Options
Year	Date	Exercisable	Date	Price	Outstanding
2001	8-3-00	8-3-03	8-3-07	$ 23.11	141,208
2002	8-7-01	8-7-04	8-7-08	24.60	307,132
2003	8-13-02	8-13-05	8-13-09	23.35	302,580
2004	8-15-03	8-15-06	8-15-13	30.44	758,320
2005	8-13-04	8-13-07	8-13-14	36.68	1,079,070
2006	8-16-05	8-16-08	8-16-10	38.83	355,123

Below is a summary of the status of the Company’s nonvested shares as of July 2, 2006, and changes during the year then ended:

	Deferred Stock		Restricted Stock		Stock Options
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares, July 3, 2005	1,000	$34.25	99,000	$29.54	2,139,970	$30.36
Granted	27,905	35.50	42,574	34.99	355,123	34.96
Cancelled	-	-	(4,000)	34.25	-	-
Vested	-	-	(10,000)	18.13	(302,580)	18.88
Nonvested shares, July 2, 2006	28,905	35.45	127,574	32.11	2,192,513	32.69

As of July 2, 2006, there was $8.7 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 1.40 years. The total fair value of shares vested during fiscal 2006 was $10.7 million.

Under the plans, the Company has issued restricted stock to certain employees. During fiscal years 2006, 2005 and 2004, the Company has issued 42,574, 26,000 and 49,000* shares, respectively. The restricted stock vests on the fifth anniversary date of the issue provided the recipient is still employed by the Company. The aggregate market value on the date of issue of approximately $1.5 million, $1.0 million and $1.5 million in fiscal 2006, 2005 and 2004, respectively, has been recorded as unearned compensation, a separate component of the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the plans, the Company may also issue stock to its directors in lieu of directors fees. The Company has issued 3,477, 3,463 and 5,250* shares in fiscal 2006, 2005 and 2004, respectively, under this provision of the plans.

Under the Incentive Compensation Plan, the Company may also issue deferred stock to its officers and key employees. The Company has issued 27,905 and 1,000 shares in fiscal 2006 and 2005, respectively, under this provision. The aggregate market value on the date of issue was approximately $990,000 and $34,000, respectively. Expense is recognized ratably over the five-year vesting period.

*            Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

Notes . . ..

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2006	2005	2004
Stock Options:
Pretax compensation expense	$8,252	$754	$-
Tax benefit	(2,707)	(249)	-
Stock option expense, net of tax	$5,545	$505	$-

Restricted Stock:
Pretax compensation expense	$1,142	$511	$291
Tax benefit	(374)	(169)	(98)
Restricted stock expense, net of tax	$768	$342	$193

Deferred Stock:
Pretax compensation expense	$605	$3	$-
Tax benefit	(198)	(1)	-
Deferred stock expense, net of tax	$407	$2	$-

Total Stock-Based Compensation:
Pretax compensation expense	$9,999	$1,268	$291
Tax benefit	(3,279)	(419)	(98)
Total stock-based compensation, net of tax	$6,720	$849	$193

*      Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

(12) Shareholder Rights Agreement:

On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company’s common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company’s common stock at an exercise price of $160.00 per full common share ($80.00 per full common share after taking into consideration the effect of a 2-for-1 stock split effective October 29, 2004), subject to adjustment. The rights agreement relating to the rights was amended by the Board of Directors on August 9, 2006 to extend the term of the rights agreement by three years to October 18, 2009, to increase from 15 percent to 20 percent or more the percentage of outstanding shares that a person or group must acquire or attempt to acquire in order for the rights to become exercisable, and to add a qualifying offer clause that permits shareholders to vote to redeem the rights in certain circumstances. Shareholders have the opportunity to ratify the rights agreement in an effort to determine the viewpoint of shareholders on the advisability of the rights agreement at their annual meeting scheduled for October 18, 2006. If the rights agreement is not ratified by shareholders as proposed, the Board of Directors of the Company intends to reevaluate the rights agreement and determine whether it believes the rights agreement in its current form continues to be in the shareholders’ best interests. The Board may, as a result of such reevaluation and determination, terminate the rights agreement, modify the terms of the rights agreement or allow the rights agreement to remain in place without change, among other actions.

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

Notes . . ..

The Company has the following forward currency contracts outstanding at the end of fiscal 2006:

		In Millions
Hedge		Notional	Contract	Fair Market	(Gain)/Loss	Conversion	Latest
Currency	Contract	Value	Value	Value	at Fair Value	Currency	Expiration Date
Japanese Yen	Buy	1,650.0	14.4	14.6	(.2)	U.S.	January 2007
Euro	Sell	81.0	103.8	104.8	1.0	U.S.	May 2007
Australian Dollar	Sell	4.2	3.2	3.1	(.1)	U.S.	December 2006

The Company had the following forward currency contracts outstanding at the end of fiscal 2005:

		In Millions
Hedge		Notional	Contract	Fair Market	(Gain)/Loss	Conversion	Latest
Currency	Contract	Value	Value	Value	at Fair Value	Currency	Expiration Date
Japanese Yen	Buy	2,550.0	24.4	23.2	1.2	U.S.	June 2006
Euro	Sell	35.0	43.9	42.3	(1.6)	U.S.	June 2006
Australian Dollar	Sell	2.4	1.8	1.8	0	U.S.	May 2006

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective hedges in fiscal 2006 or 2005.

Notes . . ..

(14) Employee Benefit Costs:

Retirement Plan and Other Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2006	2005	2006	2005
Actuarial Assumptions:
Discounted Rate Used to Determine Present
Value of Projected Benefit Obligation	6.35%	5.25%	6.09%	5.25%
Expected Rate of Future Compensation
Level Increases	3.0-5.0%	3.0-5.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.75%	8.75%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$1,032,014	$902,325	$305,091	$243,457
Service Cost	15,430	12,993	3,031	2,734
Interest Cost	52,595	54,448	15,025	16,703
Plan Amendments	3,881	-	(6,970)	-
Acquisition	-	-	-	36,665
Plan Participant Contributions	-	-	3,558	3,730
Actuarial (Gain) Loss	(88,200)	124,756	(13,551)	31,744
Benefits Paid	(66,086)	(62,508)	(29,232)	(29,942)
Projected Benefit Obligation at End of Year	$949,634	$1,032,014	$276,952	$305,091
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$917,443	$916,280	$-	$-
Actual Return on Plan Assets	92,112	62,165	-	-
Plan Participant Contributions	-	-	3,558	3,730
Employer Contributions	1,734	1,506	25,674	26,212
Benefits Paid	(66,086)	(62,508)	(29,232)	(29,942)
Fair Value of Plan Assets at End of Year	$945,203	$917,443	$-	$-
Funded Status:
Plan Assets (Less Than) in Excess of Projected
Benefit Obligation	$(4,431)	$(114,571)	$(276,952)	$(305,091)
Remaining Unrecognized Net Obligation	57	65	89	135
Unrecognized Net Loss	33,740	155,308	157,711	187,056
Minimum Pension Liability	(4,192)	(113,185)	-	-
Unrecognized Prior Service Cost	23,628	23,039	(6,362)	(22)
Net Amount Recognized at End of Year	$48,802	$(49,344)	$(125,514)	$(117,922)
Amounts Recognized on the Balance Sheets:
Prepaid Pension	$75,789	$-	$-	$-
Accrued Pension Cost	(25,587)	(47,944)	-	-
Accrued Wages and Salaries	(1,400)	(1,400)	-	-
Accrued Postretirement Health Care Obligation	-	-	(84,136)	(77,607)
Accrued Liabilities	-	-	(26,000)	(26,000)
Accrued Employee Benefits	-	-	(15,378)	(14,315)
Net Amount Recognized at End of Year	$48,802	$(49,344)	$(125,514)	$(117,922)

Notes . . ..

The accumulated benefit obligation for all defined benefit pension plans was $898 million and $967 million at June 30, 2006 and 2005, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Expense (Income):
Service Cost-Benefits Earned During the Year	$15,430	$12,993	$13,188	$3,031	$2,734	$1,673
Interest Cost on Projected Benefit Obligation	52,595	54,448	51,089	15,025	16,703	10,766
Expected Return on Plan Assets	(68,988)	(70,806)	(72,458)	-	-	-
Amortization of:
Transition Obligation (Asset)	8	8	8	46	46	46
Prior Service Cost	3,292	3,140	3,080	(629)	31	31
Actuarial Loss (Gain)	10,254	772	607	15,793	14,249	8,354
Net Periodic Expense (Income)	$12,591	$555	$(4,486)	$33,266	$33,763	$20,870

Significant assumptions used in determining net periodic benefit cost for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount Rate	5.25%	6.25%	6.0%	5.25%	6.25%	6.0%
Expected Return on Plan Assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Compensation Increase Rate	3.0-5.0%	3.0-5.0%	3.0-5.0%	n/a	n/a	n/a

An additional pension obligation is required when the accumulated benefit obligation exceeds the sum of the fair value of plan assets and the accrued pension expense. At July 2, 2006, the Company’s additional pension obligation was $4.2 million, of which $2.2 million was included as a reduction in accumulated other comprehensive income, net of tax benefit of $1.4 million, and $0.5 million was included as an intangible asset as part of the other assets in the consolidated balance sheet. At July 3, 2005, the Company’s additional pension obligation was $113.2 million, of which $55.0 million was included as a reduction in accumulated other comprehensive income, net of tax benefit of $35.2 million, and $23.0 million was included as an intangible asset as part of the other assets in the consolidated balance sheet.

The “other postretirement benefit” plans are essentially unfunded.

For measurement purposes a 10% annual rate of increase in the per capita cost of covered health care claims was assumed for Briggs & Stratton for the fiscal year 2006 decreasing gradually to 5% for the fiscal year 2011. In fiscal 2005, Briggs & Stratton acquired the liabilities associated with the Simplicity Post-Retirement Benefit Plan covering certain Port Washington, Wisconsin employees. For measurement purposes this plan assumes a 6.5% annual rate of increase in the per capita cost decreasing gradually to 5% for the fiscal year 2009. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $14.5 million and would increase the service and interest cost by $1.5 million for fiscal 2006. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $13.5 million and decrease the service and interest cost by $1.3 million for the fiscal year 2006.

Plan Assets

A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short

Notes . . ..

selling, unless the Committee gives prior approval. Briggs & Stratton’s pension plans weighted-average asset allocations and target allocations at June 30, 2006, and 2005, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2006	2005
Domestic Bonds	12%-30%	14%	15%
Non-Investment Grade Bonds	0%-15%	8%	10%
Non-US Bonds	0%-10%	5%	5%
Domestic Equities	24%-46%	38%	41%
Global & International Equities	8%-22%	16%	15%
Alternative & Absolute Return	5%-25%	15%	9%
Real Estate	4%-10%	4%	5%
		100%	100%

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

Contributions

The Company is not required to make any contributions to the pension plans in fiscal 2007; however, the Company expects to contribute $12 million as approved by the Board of Directors.

Estimated Future Benefit Payments

Projected benefit payments from the plans as of July 2, 2006 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
			Retiree
Year Ending	Qualified	Non-Qualified	Medical	Retiree Life	LTD
2007	$62,227	$1,627	$26,577	$1,228	$134
2008	63,119	1,610	26,663	1,257	135
2009	64,112	1,594	26,351	1,283	135
2010	65,146	2,147	24,501	1,307	111
2011	65,869	2,117	25,360	1,328	89
2012-2016	344,979	12,636	103,538	6,888	173

Defined Contribution Plans

Employees of the Company may participate in various defined contribution savings plans that allow participants to contribute a portion of their earnings in accordance with plan specifications. A maximum of 1-1/2% or 3% of each participant’s salary, depending upon the participant’s group, is matched by the Company. For certain employees, this Company matching contribution is discretionary. The Company contributions totaled $6.7 million in 2006, $5.7 million in 2005 and $4.6 million in 2004.

Postemployment Benefits

The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits are substantially smaller amounts because they apply only to employees who permanently terminate employment prior to retirement. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using an interest rate of 6.09% and 5.25% for fiscal

Notes . . ..

year 2006 and 2005, respectively. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.

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

Long-Term Debt: The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Long-term Debt -
7.25% Notes Due 2007	$80,973	$83,672	$89,589	$95,209
8.875% Notes Due 2011	$267,351	$298,007	$271,732	$321,457
Variable Term Notes Due 2008	$35,000	$35,000	$125,000	$125,000

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

Under the terms of Briggs & Stratton’s 8.875% senior notes, 7.25% senior notes, variable rate term notes and revolving credit agreement, (collectively, the “Domestic Indebtedness”), BSPPG and its wholly owned subsidiary Simplicity Manufacturing, Inc., are joint and several guarantors of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently all of the Domestic Indebtedness is unsecured. If Briggs & Stratton were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	July 2, 2006
	Carrying	Maximum
	Amount	Guarantee
8.875% Senior Notes, due March 15, 2011	$267,351	$270,000
Variable Rate Term Notes, due February 11, 2008	$35,000	$35,000
7.25% Senior Notes, due September 15, 2007	$80,973	$81,175
Revolving Credit Facility, expiring May 2009	$-	$350,000

Notes . . ..

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET:	Briggs & Stratton	Guarantor	Non-Guarantor
As of July 2, 2006	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Current Assets	$536,849	$694,535	$191,913	$(391,645)	$1,031,652
Investment in Subsidiary	794,317	-	-	(794,317)	-
Noncurrent Assets	451,150	442,853	18,545	-	912,548
	$1,782,316	$1,137,388	$210,458	$(1,185,962)	$1,944,200

Current Liabilities	$265,185	$317,133	$137,325	$(376,497)	$343,146
Long-Term Debt	383,324	-	-	-	383,324
Other Long-Term Obligations	131,453	98,729	342	-	230,524
Shareholders’ Equity	1,002,354	721,526	72,791	(809,465)	987,206
	$1,782,316	$1,137,388	$210,458	$(1,185,962)	$1,944,200

As of July 3, 2005
Current Assets	$702,178	$424,473	$185,436	$(192,882)	$1,119,205
Investment in Subsidiary	770,539	-	-	(770,539)	-
Noncurrent Assets	416,503	447,986	15,274	-	879,763
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

Current Liabilities	$328,914	$74,890	$130,483	$(181,619)	$352,668
Long-Term Debt	486,321	-	-	-	486,321
Other Long-Term Obligations	173,536	96,974	283	-	270,793
Shareholders’ Equity	900,449	700,595	69,944	(781,802)	889,186
	$1,889,220	$872,459	$200,710	$(963,421)	$1,998,968

Notes . . ..

STATEMENT OF EARNINGS:	Briggs & Stratton	Guarantor	Non-Guarantor
For the Fiscal Year Ended July 2, 2006	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
Net Sales	$1,611,327	$1,160,175	$189,160	$(418,491)	$2,542,171
Cost of Goods Sold	1,254,911	1,052,361	156,079	(412,864)	2,050,487
Gross Profit	356,416	107,814	33,081	(5,627)	491,684
Engineering, Selling, General and Administrative Expenses	201,926	81,852	31,940	-	315,718
Income from Operations	154,490	25,962	1,141	(5,627)	175,966
Interest Expense	(45,143)	(52)	(206)	3,310	(42,091)
Other Income (Expense), Net	31,977	4,761	(919)	(17,328)	18,491
Income Before Provision for Income Taxes	141,324	30,671	16	(19,645)	152,366
Provision for Income Taxes	46,354	10,123	919	(7,376)	50,020
Net Income (Loss)	$94,970	$20,548	$(903)	$(12,269)	$102,346

For the Fiscal Year Ended July 3, 2005
Net Sales	$1,687,476	$1,240,377	$173,501	$(446,479)	$2,654,875
Cost of Goods Sold	1,341,686	1,112,885	139,269	(443,856)	2,149,984
Gross Profit	345,790	127,492	34,232	(2,623)	504,891
Engineering, Selling, General and Administrative Expenses	200,086	80,888	33,149	-	314,123
Income from Operations	145,704	46,604	1,083	(2,623)	190,768
Interest Expense	(36,352)	(31)	(109)	(391)	(36,883)
Other Income (Expense), Net	64,312	844	1,227	(45,953)	20,430
Income Before Provision for Income Taxes	173,664	47,417	2,201	(48,967)	174,315
Provision for Income Taxes	59,046	18,099	2,352	(21,949)	57,548
Income Before Extraordinary Item	114,618	29,318	(151)	(27,018)	116,767
Extraordinary Gain	-	19,800	-	-	19,800
Net Income (Loss)	$114,618	$49,118	$(151)	$(27,018)	$136,567

For the Fiscal Year Ended June 27, 2004
Net Sales	$1,562,114	$460,122	$152,236	$(227,108)	$1,947,364
Cost of Goods Sold	1,205,950	405,720	120,253	(224,431)	1,507,492
Gross Profit	356,164	54,402	31,983	(2,677)	439,872
Engineering, Selling, General and Administrative Expenses	155,830	24,029	25,804	-	205,663
Income from Operations	200,334	30,373	6,179	(2,677)	234,209
Interest Expense	(37,236)	(2)	(84)	(343)	(37,665)
Other Income (Expense), Net	28,787	(55)	983	(21,255)	8,460
Income Before Provision for Income Taxes	191,885	30,316	7,078	(24,275)	205,004
Provision for Income Taxes	64,473	11,574	1,545	(8,702)	68,890
Net Income	$127,412	$18,742	$5,533	$(15,573)	$136,114

Notes . . ..

STATEMENT OF CASH FLOWS:	Briggs & Stratton	Guarantor	Non-Guarantor
For the Fiscal Year Ended July 2, 2006	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$94,970	$20,548	$(903)	$(12,269)	$102,346
Adjustments to Reconcile Net Income to Net Cash Provided by (Used by)
Operating Activities:
Depreciation and Amortization	57,437	18,030	1,767	-	77,234
Earnings of Unconsolidated Affiliates, Net of Dividends	(4,802)	-	58	5,203	459
(Gain) Loss on Disposition of Plant and Equipment	(12,059)	584	336	-	(11,139)
Stock Compensation Expense	9,999	-	-	-	9,999
Provision for Deferred Income Taxes	(11,477)	266	773	-	(10,438)
Change in Operating Assets and Liabilities:
Decrease (Increase) in Receivables	93,660	(225,177)	16,959	201,842	87,284
(Increase) Decrease in Inventories	(58,310)	(31,992)	(5,932)	3,884	(92,350)
Decrease (Increase) in Prepaid Expenses and Other Current Assets	3,161	(15,675)	212	-	(12,302)
(Decrease) Increase in Accounts Payable, Accrued Liabilities and Income Taxes	(26,673)	213,070	887	(194,979)	(7,695)
Change in Accrued/Prepaid Pension	10,813	34	-	-	10,847
Other, Net	5,868	(5,370)	(136)	1	363
Net Cash Provided by (Used by) Operating Activities	162,587	(25,682)	14,021	3,682	154,608
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(50,084)	(14,745)	(4,689)	-	(69,518)
Proceeds Received on Disposition of Plant and Equipment	11,420	51	47	-	11,518
Cash Investment in Subsidiary	(391)	-	9	382	-
Refund of Cash paid for Acquisition	-	6,347	-	-	6,347
Other, Net	(3,400)	-	-	-	(3,400)
Net Cash Used by Investing Activities	(42,455)	(8,347)	(4,633)	382	(55,053)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	(33,977)	34,082	9,308	(6,382)	3,031
Net Repayment on Long-Term Debt	(103,826)	-	-	-	(103,826)
Cash Dividends Paid	(45,278)	-	(2,701)	2,701	(45,278)
Capital Contributions Received	-	383	-	(383)	-
Stock Option Exercise Proceeds and Tax Benefits	12,457	-	-	-	12,457
Treasury Stock Repurchases	(34,919)	-	-	-	(34,919)
Net Cash (Used by) Provided by Financing Activities	(205,543)	34,465	6,607	(4,064)	(168,535)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	2,498	-	2,498
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,411)	436	18,493	-	(66,482)
Cash and Cash Equivalents, Beginning of Year	143,034	6,376	12,163	-	161,573
Cash and Cash Equivalents, End of Year	$57,623	$6,812	$30,656	$-	$95,091

Notes . . ..

STATEMENT OF CASH FLOWS:	Briggs & Stratton	Guarantor	Non-Guarantor
For the Fiscal Year Ended July 3, 2005	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$114,618	$49,118	$(151)	$(27,018)	$136,567
Adjustments to Reconcile Net Income to Net Cash Provided by (Used by) Operating Activities:
Extraordinary Gain	-	(19,800)	-	-	(19,800)
Depreciation and Amortization	58,071	13,693	1,029	-	72,793
Earnings of Unconsolidated Affiliates, Net of Dividends	(17,090)	-	(745)	18,513	678
Loss (Gain) on Disposition of Plant and Equipment	2,702	109	(393)	-	2,418
Stock Compensation Expense	1,268	-	-	-	1,268
Provision for Deferred Income Taxes	(4,829)	2,790	(1,857)	-	(3,896)
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
(Increase) Decrease in Receivables	(91,296)	23,037	67,106	(25,739)	(26,892)
(Increase) Decrease in Inventories	(16,956)	34,470	(6,740)	2,010	12,784
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(218)	4,184	(1,316)	-	2,650
(Decrease) Increase in Accounts Payable, Accrued Liabilities and Income T axes	(30,142)	25,720	(61,468)	38,217	(27,673)
Change in Accrued/Prepaid Pension	(1,056)	6	-	-	(1,050)
Other, Net	3,942	(5,214)	29	(46)	(1,289)
Net Cash Provided by (Used by) Operating Activities	19,014	128,113	(4,506)	5,937	148,558
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(60,117)	(17,206)	(8,752)	-	(86,075)
Proceeds Received on Disposition of Plant and Equipment	908	16	1,016	-	1,940
Proceeds Received on Sale of Certain Assets of a Subsidiary	-	-	4,050	-	4,050
Cash Investment in Subsidiary	(375,799)	-	(14,069)	389,868	-
Cash Paid for Acquisitions, Net of Cash Acquired	(719)	(337,713)	(16,662)	-	(355,094)
Other, Net	(1,500)	-	-	-	(1,500)
Net Cash Used by Investing Activities	(437,227)	(354,903)	(34,417)	389,868	(436,679)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans and Notes Payable	125,289	(125,434)	9,937	(12,476)	(2,684)
Net Borrowings on Long-Term Debt	125,000	-	-	-	125,000
Issuance Cost of Debt	(925)	-	-	-	(925)
Cash Dividends Paid	(35,065)	-	(6,539)	6,539	(35,065)
Capital Contributions Received	-	354,593	35,275	(389,868)	-
Proceeds from Exercise of Stock Options	20,139	-	-	-	20,139
Net Cash Provided by Financing Activities	234,438	229,159	38,673	(395,805)	106,465
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	835	-	835
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(183,775)	2,369	585	-	(180,821)
Cash and Cash Equivalents, Beginning of Year	326,809	4,007	11,578	-	342,394
Cash and Cash Equivalents, End of Year	$143,034	$6,376	$12,163	$-	$161,573

Notes. . .

STATEMENT OF CASH FLOWS:	Briggs & Stratton	Guarantor	Non-Guarantor
For the Fiscal Year Ended June 27, 2004	Corporation	Subsidiary	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$127,412	$18,742	$5,533	$(15,573)	$136,114
Adjustments to Reconcile Net Income to Net Cash Provided by (Used by) Operating Activities:
Depreciation and Amortization	62,705	3,154	749	-	66,608
Earnings of Unconsolidated Affiliates, Net of Dividends	(12,657)	-	(725)	9,898	(3,484)
Loss on Disposition of Plant and Equipment	6,252	163	975	-	7,390
Stock Compensation Expense	291	-	-	-	291
Provision for Deferred Income Taxes	5,604	7,196	-	-	12,800
Change in Operating Assets and Liabilities:
Increase in Receivables	(34,485)	(10,492)	(132,053)	148,442	(28,588)
Increase in Inventories	(61,003)	(63,860)	(5,475)	1,744	(128,594)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(76)	645	1,448	-	2,017
Increase in Accounts Payable, Accrued Liabilities and Income Taxes	24,386	2,144	108,539	(130,373)	4,696
Change in Accrued/Prepaid Pension	(6,022)	(10)	(38)	-	(6,070)
Other, Net	(15,087)	(160)	2,223	-	(13,024)
Net Cash Provided by (Used by) Operating Activities	97,320	(42,478)	(18,824)	14,138	50,156

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(43,526)	(5,518)	(3,918)	-	(52,962)
Proceeds Received on Disposition of Plant and Equipment	659	61	-	-	720
Refund of Cash Paid for Acquisition	5,686	-	-	-	5,686
Net Cash Used by Investing Activities	(37,181)	(5,457)	(3,918)	-	(46,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	(50,528)	51,042	17,740	(18,067)	187
Net Repayments on Long-Term Debt	(22)	-	-	-	(22)
Issuance Cost of Debt	(1,789)	-	-	-	(1,789)
Cash Dividends Paid	(30,408)	-	(3,929)	3,929	(30,408)
Proceeds from Exercise of Stock Options	45,314	-	-	-	45,314
Net Cash (Used by) Provided by Financing Activities	(37,433)	51,042	13,811	(14,138)	13,282

EFFECT OF FOREIGN CURRENCY
EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	(675)	1,372	-	697

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,706	2,432	(7,559)	-	17,579
Cash and Cash Equivalents, Beginning of Year	304,103	1,575	19,137	-	324,815
Cash and Cash Equivalents, End of Year	$326,809	$4,007	$11,578	$-	$342,394

Notes . . .

(17) Reduction in Force

Briggs & Stratton recorded an expense of approximately $4.1 million associated with a worldwide employee reduction during the year ended July 2, 2006. The amount recorded represents expected expenditures for severance and other related employee separation costs associated with the reduction. As of the year ended July 2, 2006, a reserve of $0.4 million remained.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

We have completed integrated audits of Briggs & Stratton Corporation’s fiscal years 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of July 2, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and its subsidiaries at July 2, 2006 and July 3, 2005, and the results of their operations and their cash flows for each of the two years in the period ended July 2, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that the Company maintained effective internal control over financial reporting as of July 2, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2006 based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

Report of Independent Registered Public Accounting Firm

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

August 31, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders of Briggs & Stratton Corporation:

We have audited the accompanying consolidated statements of earnings, shareholders’ investment and cash flows of Briggs & Stratton Corporation (a Wisconsin Corporation) and subsidiaries for the year ended June 27, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations of Briggs & Stratton Corporation and subsidiaries and their cash flows for the year ended June 27, 2004, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

Milwaukee, Wisconsin

July 22, 2004

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Income (Loss) Before Extraordinary Gain	Extraordinary Gain	Net Income (Loss)
Fiscal 2006
September	$511,709	$81,308	$4,727	$-	$4,727
December	574,313	117,352	21,818	-	21,818
March	800,194	180,933	60,008	-	60,008
June	655,955	112,091	15,793	-	15,793
Total	$2,542,171	$491,684	$102,346	$-	$102,346

Fiscal 2005
September	$438,995	$70,818	$(1,488)	$-	$(1,488)
December	503,700	106,142	7,060	-	7,060
March	840,463	165,728	60,824	19,800	80,624
June	871,717	162,203	50,371	-	50,371
Total	$2,654,875	$504,891	$116,767	$19,800	$136,567

	Per Share of Common Stock
					Market Price Range
	Income		Net		on New York
Quarter	(Loss) Before	Extraordinary	Income	Dividends	Stock Exchange
Ended	Extraordinary Gain	Gain	(Loss)	Declared	High	Low
Fiscal 2006
September	$.09	$-	$.09	$.22	$37.99	$33.25
December	.42	-	.42	.22	40.38	31.02
March	1.16	-	1.16	.22	40.21	33.40
June	.31	-	.31	.22	38.19	30.01
Total	$1.98	$-	$1.98	$.88

Fiscal 2005
September	$(.03)	$-	$(.03)	$.17	$44.50	$34.60
December	.14	-	.14	.17	42.40	33.63
March	1.18	.38	1.56	.17	42.20	36.91
June	.98	-	.98	.17	37.36	30.83
Total	$2.25 (1)	$.38	$2.63 (1)	$.68

The number of record holders of Briggs & Stratton Corporation Common Stock on August 21, 2006 was 3,891.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements, has also audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of July 2, 2006, and the effectiveness of internal controls over financial reporting as of July 2, 2006, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.                  OTHER INFORMATION

Entry into a Material Definitive Agreement

On August 8, 2006, Briggs & Stratton Corporation amended its Term Loan Agreement dated February 11, 2005 (as filed February 15, 2005) and previously amended on March 18, 2005 (as filed March 23, 2005) to allow a repurchase of shares of its common stock for aggregate consideration not to exceed $120 million during the period August 10, 2006 through February 8, 2008 (a copy is included as Exhibit 10.22 (b) and is incorporated herein by reference).

On August 8, 2006, Briggs & Stratton Corporation amended its Multicurrency Credit Agreement dated May 28, 2004 (as filed March 23, 2005) and previously amended on March 18, 2005 (as filed March 23, 2005) to allow a repurchase of shares of its common stock for aggregate consideration not to exceed $120 million during the period August 10, 2006 through February 8, 2008 (a copy is included as Exhibit 10.23 (b) and is incorporated herein by reference).

The amended agreements contain financial and operating restrictions and covenants consistent with those disclosed in Note 8 of the Notes to Consolidated Financial Statements.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)          Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)         Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, under the caption “Election of Directors”, and is incorporated herein by reference.

(c)          Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)         Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, under the caption “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

(e)          Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, under the caption “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

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

ITEM 11.                      EXECUTIVE COMPENSATION

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, concerning this item, in the subsection titled “Director Compensation” under the caption “Corporate Governance” and the “Executive Compensation” section, is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors & Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Briggs & Stratton has no relationships or related transactions to report pursuant to Item 13.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2006 Annual Meeting of Shareholders, under the caption “Independent Auditors Fees”, and is incorporated herein by reference.

PART IV

ITEM 15.                      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.                      Financial Statements

The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, July 2, 2006 and July 3, 2005

For the Fiscal Years Ended July 2, 2006, July 3, 2005 and June 27, 2004:

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JULY 2, 2006, JULY 3, 2005 AND JUNE 27, 2004

Reserve for	Balance	Additions		Adjustment	Balance
Doubtful Accounts	Beginning	Charged	Charges to	Related to	End of
Receivable	of Year	to Earnings	Reserve, Net	Acquisitions	Year
2006	$5,461,000	4,321,000	(4,931,000)	-	$4,851,000
2005	$1,584,000	39,681,000 *	(39,382,000)*	3,578,000	$5,461,000
2004	$1,780,000	1,899,000	(2,095,000)	-	$1,584,000

* Reflects the write-off of a trade receivable of Murray, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of Briggs & Stratton Corporation:

We have audited the consolidated statements of earnings, shareholders’ investment and cash flows of Briggs & Stratton Corporation and subsidiaries for the year ended June 27, 2004, and have issued our report thereon dated July 22, 2004; such report is included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of Briggs & Stratton Corporation for the year ended June 27, 2004, listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Milwaukee, Wisconsin

July 22, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ James E. Brenn
James E. Brenn
September 1, 2006		Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ John S. Shiely	/s/ Michael E. Batten
John S. Shiely	Michael E. Batten
Chairman, President and Chief Executive	Director
Officer and Director (Principal Executive
Officer)
/s/ David L. Burner
David L. Burner
/s/ James E. Brenn	Director
James E. Brenn
Senior Vice President and Chief Financial
Officer (Principal Financial Officer)	/s/ Mary K. Bush
Mary K. Bush
/s/ Ricky T. Dillon	Director
Ricky T. Dillon
Controller (Principal Accounting Officer)	/s/ Robert J. O’Toole
Robert J. O’Toole
/s/ William F. Achtmeyer	Director
William F. Achtmeyer
Director	/s/ Charles I. Story
Charles I. Story
/s/ Jay H. Baker	Director
Jay H. Baker
Director	/s/ Brian C. Walker
Brian C. Walker
Director

*Each signature affixed as of
September 1, 2006.

BRIGGS & STRATTON CORPORATION

(Commission File No. 1-1370)

EXHIBIT INDEX

2006 ANNUAL REPORT ON FORM 10-K

Exhibit
Number	Document Description
3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.1(a)	Amendment to Articles of Incorporation.
(Filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated by reference herein.)

3.2	Bylaws, as amended and restated June 14, 2001.
(Filed as Exhibit 99 to the Company’s Report on Form 8-K dated June 14, 2001 and incorporated by reference herein.)

3.2(a)	Amendment to Bylaws Adopted by Resolution of the Board of Directors on April 21, 2004.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended March 28, 2004 and incorporated by reference herein.)

4.0

Rights Agreement dated as of August 7, 1996, as amended through August 9, 2006, between Briggs & Stratton Corporation and National City Bank which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B.

(Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated as of August 15, 2006 and incorporated by reference herein.)

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

10.0*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended March 29, 1998 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2002 and incorporated by reference herein.)

10.1(a)*	Amendment to Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.1 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.3*	Form of Change of Control Employment Agreements.
(Filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1993 and incorporated by reference herein.)

10.3 (a)*	Amendment to Change in Control Employment Agreements.
(Filed as Exhibit 10.3 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

Exhibit
Number	Document Description
10.4(a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.5*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (a)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5 (b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.5 (c)*	2004 Amended and Restated Briggs & Stratton Corporate Incentive Compensation Plan.
(Filed as Exhibit B to the Company’s 2004 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5(d)*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan as Modified October 29, 2004.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for quarter ended September 26, 2004 and incorporated by reference herein.)

10.6*	Premium Option and Stock Award Program.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 9, 2005 and incorporated by reference herein.)

10.6(a)*	Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (a) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.6(b)*	Amended and Restated Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

10.6(c)*	Form of Restricted Stock Award Agreement under the Premium Option and Restricted Stock Program.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.6(d)*	Amended Form of Restricted Stock Award Agreement Under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.6(e)*	Form of Deferred Stock Award Agreement Under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.11 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.12*	Amended and Restated Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

Exhibit
Number	Document Description
10.12(a)*	Form of Director’s Stock Option Agreement under the Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

10.14*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14(a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14 (b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.15*	Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.15(a)*	Amendment to Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended December 31, 2000 and incorporated by reference herein.)

10.15(b)*	Amendment to Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.18*	Consulting Agreement entered into on May 4, 2005 between Briggs & Stratton Corporation and Stephen H. Rugg.
(Filed as Exhibit 10.5 to the Company’s Report on Form 8-K dated May 4, 2005 and incorporated by reference herein.)

10.18(a)*	Consulting Agreement entered into on August 14, 2006 between Briggs & Stratton Corporation and Paul M. Neylon.
(Filed as Exhibit 10.5 to the Company’s Report on Form 8-K dated August 9, 2006 and incorporated by reference herein.)

10.19	Retention and Consulting Agreement entered into on September 12, 2005 between Briggs & Stratton Corporation and Mark R. Hazeltine.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated September12, 2005 and incorporated by reference herein.)

10.20	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs & Stratton Power Products Group, LLC, Briggs & Stratton Canada Inc., Murray, Inc. and Murray Canada Co.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January25, 2005 and incorporated by reference herein.)

10.21	Transition Supply Agreement, dated February 11, 2005, between Briggs & Stratton Power Products Group, LLC and Murray, Inc.
(Form of Transition Supply Agreement filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

Exhibit
Number	Document Description
10.22	Term Loan Agreement, dated February 11, 2005, among Briggs & Stratton Corporation and LaSalle Bank N.A., as syndication agent, and Bank of America, N.A., as administrative agent.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated February 11, 2005 and incorporated by reference herein.)

10.22 (a)	Term Loan Agreement Amendment, dated March 18, 2005, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated March 18, 2005 and incorporated by reference herein.)

10.22 (b)	Term Loan Agreement Amendment, dated August 8, 2006, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent.
(Filed herewith.)

10.23

Multicurrency Credit Agreement, dated May 28, 2004, among Briggs & Stratton Corporation, the financial institutions party hereto, and LaSalle Bank National Association, M&I Marshall & Ilsley Bank and U.S. Bank National Association, as co-documentation agents, and Bank of America, N.A., as administrative agent, issuing bank and swing line bank.

(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated March 18, 2005 and incorporated by reference herein.)

10.23 (a)	Multicurrency Credit Agreement Amendment, dated March 18, 2005, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent.
(Filed as Exhibit 10.3 to the Company’s Report on Form 8-K dated March 18, 2005 and incorporated by reference herein.)

10.23 (b)	Multicurrency Credit Agreement Amendment, dated August 8, 2006, among Briggs & Stratton Corporation, various financial institutions and Bank of America, N.A., as administrative agent.
(Filed herewith.)

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed herewith.)

16	Letter Regarding Change in Certifying Accountant
(Filed as Exhibit 16.2 to the Company’s Report on Form 8-K/A filed on September 9, 2004 and incorporated by reference herein.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

23.2	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

Exhibit
Number	Document Description
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

*       Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.