Form 10-Q
period 2006-10-01
BRIGGS & STRATTON CORP
filed 2006-11-03
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 27, 2006
COMMON STOCK, par value $0.01 per share	49,382,057 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS

	October 1,	July 2,
	2006	2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$44,170	$95,091
Accounts receivable, net	227,892	273,502
Inventories -
Finished products and parts	500,283	364,711
Work in process	196,192	188,358
Raw materials	9,887	8,946
Total inventories	706,362	562,015
Deferred income tax asset	61,064	58,024
Prepaid expenses and other current assets	25,532	43,020
Total current assets	1,065,020	1,031,652

OTHER ASSETS:
Goodwill	251,885	251,885
Prepaid pension	76,650	75,789
Investments	46,474	48,917
Deferred loan costs, net	4,014	4,308
Other intangible assets, net	93,985	94,596
Other long-term assets, net	7,283	6,765
Total other assets	480,291	482,260

PLANT AND EQUIPMENT:
Cost	1,017,983	1,008,164
Less - accumulated depreciation	591,220	577,876
Total plant and equipment, net	426,763	430,288
	$1,972,074	$1,944,200

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	October 1,	July 2,
	2006	2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$152,984	$161,291
Accrued liabilities	160,618	178,381
Dividends payable	11,267	-
Current maturity on long-term debt	81,015	-
Short-term debt	121,852	3,474
Total current liabilities	527,736	343,146

OTHER LIABILITIES:
Long-term debt	302,490	383,324
Deferred income tax liability	101,965	102,862
Accrued pension cost	26,091	25,587
Accrued employee benefits	16,391	16,267
Accrued postretirement health care obligation	83,272	84,136
Other long-term liabilities	1,512	1,672
Total other liabilities	531,721	613,848

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	67,684	65,126
Retained earnings	1,057,123	1,086,397
Accumulated other comprehensive income	4,231	4,960
Treasury stock at cost, 8,345 and 6,654 shares, respectively	(217,000)	(169,856)
Total shareholders’ investment	912,617	987,206
	$1,972,074	$1,944,200

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 1,	October 2,
	2006	2005

NET SALES	$338,249	$511,709

COST OF GOODS SOLD	293,887	430,401

Gross profit on sales	44,362	81,308

ENGINEERING, SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	66,321	70,277

Income (loss) from operations	(21,959)	11,031

INTEREST EXPENSE	(9,037)	(10,028)

OTHER INCOME, net	3,457	6,264

Income (Loss) before provision (credit) for income taxes	(27,539)	7,267

PROVISION (CREDIT) FOR INCOME TAXES	(9,501)	2,540

NET INCOME (LOSS)	$(18,038)	$4,727

EARNINGS PER SHARE DATA -

Average shares outstanding	50,583	51,695

Basic earnings (loss) per share	$(0.36)	$0.09

Diluted average shares outstanding	50,583	52,053

Diluted earnings (loss) per share	$(0.36)	$0.09

CASH DIVIDENDS PER SHARE	$0.22	$0.22

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	October 1,	October 2,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(18,038)	$4,727
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,154	19,424
Earnings of unconsolidated affiliates, net of dividends	2,806	2,494
Loss (Gain) on disposition of plant and equipment	37	(6,156)
Provision for deferred income taxes	(3,937)	(7,746)
Stock compensation expense	2,819	2,096
Change in operating assets and liabilities:
Decrease in receivables	45,610	17,136
Increase in inventories	(144,347)	(102,980)
Decrease (Increase) in prepaid expenses and other current assets	10,785	(5,450)
(Increase) Decrease in prepaid/accrued pension	(357)	2,862
Decrease in accounts payable, accrued liabilities, and income taxes	(20,397)	(7,355)
Other, net	(1,364)	(4,186)
Net cash used in operating activities	(108,229)	(85,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(13,844)	(16,317)
Proceeds received on sale of plant and equipment	262	10,474
Refund of cash paid for acquisition	-	6,347
Net cash (used in) provided by investing activities	(13,582)	504

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on loans and notes payable	118,378	4,278
Stock option proceeds and tax benefits	750	2,418
Treasury stock purchases	(48,232)	-
Net cash provided by financing activities	70,896	6,696

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	(6)	928

NET DECREASE IN CASH AND CASH EQUIVALENTS	(50,921)	(77,006)

CASH AND CASH EQUIVALENTS, beginning	95,091	161,573

CASH AND CASH EQUIVALENTS, ending	$44,170	$84,567

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$15,988	$17,258
Income taxes paid	$644	$1,778

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

Common Stock

Briggs & Stratton repurchased 1,733,200 shares at a total cost of $48.2 million during the three months ended October 1, 2006.  No shares were repurchased in the same period a year ago.  The timing and amount of future repurchases will be dependent upon the market price of the stock and certain governing loan covenants.

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

Shares outstanding used to compute diluted earnings per share for the quarter ended October 1, 2006 excluded approximately 157,000 shares of restricted and deferred stock and outstanding options to purchase approximately 3,467,000 shares of common stock as their inclusion would have been anti-dilutive.  In the prior fiscal year, outstanding options to purchase approximately 1,504,000 shares of common stock were excluded from the computation of diluted earnings per share for the quarter ended October 2, 2005 because their inclusion would have been anti-dilutive.

Information on earnings per share is as follows (in thousands):

	Three Months Ended
	October 1,	October 2,
	2006	2005

Net income (loss)	$(18,038)	$4,727

Average shares of common stock outstanding	50,583	51,695

Incremental common shares applicable to common stock options based on the common stock average market price during the period	-	322

Incremental common shares applicable to restricted common stock based on the common stock average market price during the period	-	36

Diluted average shares of common stock outstanding	50,583	52,053

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

	Three Months Ended
	October 1,	October 2,
	2006	2005

Net income (loss)	$(18,038)	$4,727
Cumulative translation adjustments	461	820
Unrealized gain (loss) on derivative instruments	(1,190)	5,827
Total comprehensive income (loss)	$(18,767)	$11,374

The components of Accumulated Other Comprehensive Income are as follows (in thousands):

	October 1,	July 2,
	2006	2006

Cumulative translation adjustments	$7,985	$7,524
Unrealized loss on derivative instruments	(1,526)	(336)
Minimum pension liability adjustment	(2,228)	(2,228)
Accumulated other comprehensive income	$4,231	$4,960

Derivatives

Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value.  Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage its foreign currency exposures.  These instruments generally do not have a maturity of more than twelve months.

Changes in the fair value of cash flow hedges are recorded on the Consolidated Condensed Statements of Income or as a component of Accumulated Other Comprehensive Income.  The amounts included in Accumulated Other Comprehensive Income will be reclassified into income when the forecasted transactions occur, generally within the next twelve months.  These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency.  Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

Briggs & Stratton manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures.  As a participant in the program, Briggs & Stratton hedges a minimum of 50% of its anticipated monthly natural gas usage along with a pool of other companies.  Briggs & Stratton does not hold any actual futures contracts and actual delivery of natural gas is not required of the participants in the program.  Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by Briggs & Stratton in the

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

period. The fair value of the underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets.  Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Income, which are reclassified into the income statement as the monthly cash settlements occur and actual natural gas is consumed.

Reduction in Force

Briggs & Stratton recorded an expense of approximately $4.1 million associated with a worldwide employee reduction during the fiscal year ended July 2, 2006. The amount recorded represented expected expenditures for severance and other related employee separation costs associated with the reduction. As of the quarter ended October 1, 2006, no reserve remained.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment and Geographic Information

Briggs & Stratton operates two reportable business segments that are managed separately based on fundamental differences in their operations.  Summarized segment data is as follows (in thousands):

	Three Months Ended
	October 1,	October 2,
	2006	2005
NET SALES:
Engines	$189,596	$285,429
Power Products	186,887	300,607
Inter-Segment Eliminations	(38,234)	(74,327)
Total	$338,249	$511,709

International Sales (included in above)
Engines	$77,619	$93,301
Power Products	33,793	22,236
Total	$111,412	$115,537

GROSS PROFIT ON SALES:
Engines	$24,699	$59,684
Power Products	20,253	19,504
Inter-Segment Eliminations	(590)	2,120
Total	$44,362	$81,308

INCOME (LOSS) FROM OPERATIONS:
Engines	$(24,122)	$8,767
Power Products	2,753	144
Inter-Segment Eliminations	(590)	2,120
Total	$(21,959)	$11,031

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale.  The amount recognized is based on historical failure rates and current claim cost experience.  The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Three Months Ended
	October 1,	October 2,
	2006	2005
Beginning balance	$53,233	$59,625
Payments	(9,437)	(9,436)
Provision for current year warranties	8,190	8,609
Adjustments to prior years warranties	(1,600)	(1,800)
Ending balance	$50,386	$56,998

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $2.8 million and $2.1 million for the quarters ended October 1, 2006 and October 2, 2005, respectively.

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees.  The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
Components of net periodic expense:
Service cost-benefits earned	$3,352	$4,022	$606	$876
Interest cost on projected benefit obligation	14,512	13,096	3,981	3,827
Expected return on plan assets	(17,010)	(17,205)	-	-
Amortization of:
Transition obligation	2	2	12	11
Prior service cost	822	774	(213)	8
Actuarial loss	1,381	2,701	3,560	4,035
Net periodic expense	$3,059	$3,390	$7,946	$8,757

Briggs & Stratton is not required to make any contributions to the pension plans in fiscal 2007 and did not make any contributions in fiscal 2006; however, the Company expects to contribute up to $12 million in fiscal 2007 as approved by the Board of Directors.  During the first quarter of fiscal 2007, the Company contributed $3.0 million to the pension plans.

Briggs & Stratton expects to make benefit payments of approximately $1.7 million for its non-qualified pension plans during fiscal 2007.  As of October 1, 2006, Briggs & Stratton had made payments of approximately $0.4 million for its non-qualified pension plans.  Briggs & Stratton anticipates benefit payments of approximately $35.0 million for its other postretirement benefit plans during fiscal 2007.  As of October 1, 2006, Briggs & Stratton had made payments of approximately $8.7 million for its other postretirement benefit plans.

Commitments and Contingencies

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against Briggs & Stratton and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs have amended their complaint several times and currently seek an injunction, compensatory and punitive damages, and attorneys’ fees under various federal and state laws including the Racketeer Influenced and Corrupt Organization Act on behalf of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH). The defendants subsequently filed crossclaims against each other for indemnification and contribution and filed a motion to dismiss the amended complaint.

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

	October 1, 2006	Maximum
	Carrying Amount	Guarantee

8.875% Senior Notes, due March 15, 2011	$267,490	$270,000

Variable Rate Term Notes, due February 11, 2008	$35,000	$35,000

7.25% Senior Notes, due September 15, 2007	$81,015	$81,175

Revolving Credit Facility, expiring May 2009	$118,106	$350,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET
As of October 1, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$639,422	$654,295	$200,829	$(429,526)	$1,065,020
Investment in subsidiaries	794,601	—	—	(794,601)	—
Non-current assets	443,390	440,836	22,828	—	907,054
	$1,877,413	$1,095,131	$223,657	$(1,224,127)	$1,972,074

Current liabilities	$516,301	$272,147	$151,740	$(412,452)	$527,736
Long-term debt	302,490	—	—	—	302,490
Other long-term obligations	128,931	99,962	338	—	229,231
Shareholders’ investment	929,691	723,022	71,579	(811,675)	912,617
	$1,877,413	$1,095,131	$223,657	$(1,224,127)	$1,972,074

BALANCE SHEET
As of July 2, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Current assets	$536,849	$694,535	$191,913	$(391,645)	$1,031,652
Investment in subsidiaries	794,317	—	—	(794,317)	—
Non-current assets	451,150	442,853	18,545	—	912,548
	$1,782,316	$1,137,388	$210,458	$(1,185,962)	$1,944,200

Current liabilities	$265,185	$317,133	$137,325	$(376,497)	$343,146
Long-term debt	383,324	—	—	—	383,324
Other long-term obligations	131,453	98,729	342	—	230,524
Shareholders’ investment	1,002,354	721,526	72,791	(809,465)	987,206
	$1,782,316	$1,137,388	$210,458	$(1,185,962)	$1,944,200

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME
For the Three Months Ended Octrober 1, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$180,185	$181,487	$45,985	$(69,408)	$338,249
Cost of goods sold	158,184	164,524	38,358	(67,179)	293,887
Gross profit	22,001	16,963	7,627	(2,229)	44,362
Engineering, selling, general and administrative expenses	40,958	16,794	8,569	—	66,321
Income (Loss) from operations	(18,957)	169	(942)	(2,229)	(21,959)
Interest expense	(9,584)	(5)	(70)	622	(9,037)
Other income (expense), net	857	954	(158)	1,804	3,457
Income (Loss) before income taxes	(27,684)	1,118	(1,170)	197	(27,539)
Provision (Credit) for income taxes	(9,551)	4	141	(95)	(9,501)
Net income (loss)	$(18,133)	$1,114	$(1,311)	$292	$(18,038)

STATEMENT OF INCOME

For the Three Months Ended October 2, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net sales	$267,041	$297,859	$50,305	$(103,496)	$511,709
Cost of goods sold	214,529	280,463	41,540	(106,131)	430,401
Gross profit	52,512	17,396	8,765	2,635	81,308
Engineering, selling, general and administrative expenses	42,923	18,289	9,065	—	70,277
Income (Loss) from operations	9,589	(893)	(300)	2,635	11,031
Interest expense	(11,371)	(14)	(53)	1,410	(10,028)
Other income (expense), net	7,711	1,776	(988)	(2,235)	6,264
Income (Loss) before income taxes	5,929	869	(1,341)	1,810	7,267
Provision for income taxes	2,075	698	640	(873)	2,540
Net income (loss)	$3,854	$171	$(1,981)	$2,683	$4,727

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Three Months Ended October 1, 2006

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by
Operating Activities	$(163,547)	$48,656	$(2,251)	$8,913	$(108,229)

Cash Flows from Investing Activities:
Additions to plant and equipment	(7,075)	(2,661)	(4,108)	—	(13,844)
Proceeds received on sale of plant
and equipment	223	31	8	—	262
Capital contributions to subsidiary	(384)	—	(147)	531	—
Net Cash (Used in) Provided by
Investing Activities	(7,236)	(2,630)	(4,247)	531	(13,582)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	169,236	(48,591)	6,165	(8,432)	118,378
Cash dividends paid	—	—	481	(481)	—
Stock option proceeds and tax benefits	750	—	—	—	750
Treasury stock purchases	(48,232)	—	—	—	(48,232)
Capital contributions received	—	383	148	(531)	—
Net Cash Provided by (Used in)
Financing Activities	121,754	(48,208)	6,794	(9,444)	70,896

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(6)	—	(6)

Net (Decrease) Increase in Cash and Cash Equivalents	(49,029)	(2,182)	290	—	(50,921)
Cash and Cash Equivalents, Beginning	57,623	6,812	30,656	—	95,091
Cash and Cash Equivalents, Ending	$8,594	$4,630	$30,946	$—	$44,170

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Three Months Ended October 2, 2005

	Briggs & Stratton	Guarantor	Non-Guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(131,763)	$38,685	$(1,598)	$9,542	$(85,134)

Cash Flows from Investing Activities:
Additions to plant and equipment	(11,457)	(4,094)	(766)	—	(16,317)
Proceeds received on sale of plant and equipment	10,455	19	—	—	10,474
Refund of cash paid for acquistion	—	6,347	—	—	6,347
Capital contributions to subsidiary	(383)	—	—	383	—
Net Cash (Used in) Provided by Investing Activities	(1,385)	2,272	(766)	383	504

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	39,636	(39,547)	13,731	(9,542)	4,278
Stock option proceeds and tax benefits	2,418	—	—	—	2,418
Capital contributions received	—	383	—	(383)	—
Net Cash Provided by (Used in) Financing Activities	42,054	(39,164)	13,731	(9,925)	6,696

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	928	—	928

Net (Decrease) Increase in Cash and Cash Equivalents	(91,094)	1,793	12,295	—	(77,006)
Cash and Cash Equivalents, Beginning	143,034	6,376	12,163	—	161,573
Cash and Cash Equivalents, Ending	$51,940	$8,169	$24,458	$—	$84,567

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the first quarter of fiscal 2007 totaled $338 million, a decrease of $173 million or 34% when compared to the same period the preceding year.

The Engines Segment net sales decrease was $96 million or 34% between years.  Lower engine unit shipments of 37% for the first quarter of fiscal 2007 as compared to fiscal 2006 are primarily the result of diminished original equipment manufacturer (“OEM”) demand.  The absence of any significant weather related events in the first quarter of fiscal 2007 as compared to 2006 negatively impacted generator sales, which drives the demand for engines used in OEM production of generators.  OEM demand for engines to be used in the production of lawn and garden equipment also declined in the fiscal 2007 first quarter as demand in the retail lawn and garden market remained soft as compared to fiscal 2006.

The Power Products Segment net sales decreased $114 million or 38% in the first quarter of fiscal 2007.  Generator sales were down approximately 50% in units or $56 million during the first quarter of fiscal 2007 as compared to the same period in fiscal 2006.  Demand for generators was lower than the first quarter of fiscal 2006 as there were no landed hurricanes in the current year, whereas fiscal 2006 first quarter results included the impact of two major landed hurricanes.  Pressure washer sales decreased 45% in unit volume or $15 million in the first quarter of fiscal 2007 as sales were soft at retailers this season.  Lawn and garden equipment being sold under the Murray brand experienced a $54 million decrease in sales during the first quarter of fiscal 2007 as product placement and sales volumes at major retailers were lower in the first quarter of fiscal 2007.

GROSS PROFIT MARGIN

The consolidated gross profit margin was 13.1% in the first quarter of fiscal 2007 and 15.9% for the same period of the preceding year.

Engines Segment margins decreased to 13.0% in fiscal 2007 from 20.9% in fiscal 2006. The decrease in margin is attributable to the absence of a $6 million gain recorded on the disposition of operating assets in the first quarter of fiscal 2006 coupled with reduced production levels and absorption in the first quarter of fiscal 2007 as a result of lower sales volumes.

The Power Products Segment margins for the first quarter increased from 6.5% in fiscal 2006 to 10.8% in fiscal 2007. Operating losses in the first quarter of fiscal 2006 associated with the winding down of the Transition Supply Agreement with the estate of Murray, Inc. did not occur in the first quarter of fiscal 2007.  The net change in gross profit associated with the Murray branded product from the first quarter of fiscal 2006 to fiscal 2007 was an increase of approximately $12 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses in the first quarter of fiscal 2007 were $66 million, a decrease of $4 million or 6% as compared to fiscal 2006. The reduced expense in fiscal 2007 is attributed to reduced professional services of $2 million, reduced advertising expense of $1 million, and various other expense reductions.

INTEREST EXPENSE

Interest expense was $9 million in the first quarter of fiscal 2007, compared to $10 million in the first quarter of fiscal 2006. The decrease is attributable to lower average borrowings during the first quarter of fiscal 2007.  Average borrowings were lower due to the repayment of $90 million in term notes during the fourth quarter of fiscal 2006.

PROVISION FOR INCOME TAXES

The effective tax rate used in the first quarter of fiscal 2007 was 34.5% as compared to 35.0% for the first quarter of fiscal 2006. Management estimates the rate will be between 33.0% and 35.0% for the entire fiscal year 2007, whereas the full year rate for fiscal 2006 was 32.8%.  The estimated rate in the current year is attributable to factors such as earnings expectations, anticipated dividend income and foreign tax credit implications.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first quarter of fiscal 2007 was $108 million, an increase in cash used of $23 million from the first quarter of fiscal 2006.  The increase in cash used in operating activities in the first quarter of fiscal 2007 is largely a result of lower operating results as compared to fiscal 2006 as net income during the first quarter of fiscal 2007 was $23 million lower than fiscal 2006.   Decreased sales and product demand in the first quarter of fiscal 2007 as compared to fiscal 2006 also had an impact on changes in working capital.  During the first quarter of fiscal 2007 changes to working capital accounts including inventory, accounts payable, and accounts receivable resulted in a $26 million increase in cash used in operating activities, as compared to the first quarter of fiscal 2006.  This increase in cash used was offset by changes in prepaid expenses and other current assets associated with normal business activity.

In the first quarter of fiscal 2007, cash used in investing activities was $14 million higher than in fiscal 2006. The increase in the use of cash in the first quarter of fiscal 2007 is attributable primarily to the absence of proceeds on the sale of a building and other operating assets of $10 million during fiscal 2006.

Net cash provided by financing activities was $71 million in the first quarter of fiscal 2007, a $64 million increase from the $7 million net cash provided in fiscal 2006.  Net borrowings during the first quarter of fiscal 2007 were $114 million higher as compared to the same period in fiscal 2006.  The increase in borrowings during fiscal 2007 is attributable to the repurchase of treasury shares and working capital requirements.  Treasury share repurchases of 1.7 million shares or $48 million were made during the first quarter of fiscal 2007 whereas no treasury share repurchases were made in the first quarter of fiscal 2006.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009. The credit facility is used to fund seasonal working capital requirements and other financing needs.  As of the end the first quarter of fiscal 2007, $232 million was available under the revolving credit facility.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On August 10, 2006, Briggs & Stratton announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions during fiscal 2007 and fiscal 2008.  The timing and amount of actual purchases will depend upon the market price of the stock and certain governing loan covenants.  As of November 1, 2006 approximately $48 million of common stock has been repurchased under this plan.

Management expects cash outflows for capital expenditures to be approximately $80 million in fiscal 2007. These anticipated expenditures provide for continued investment in equipment and new products. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund our capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the September 1, 2006, filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 1, 2006, filing of the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in Briggs & Stratton’s critical accounting policies since the September 1, 2006 filing of its Annual Report on Form 10-K.  As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes.  Future events and their effects cannot be determined with absolute certainty.  Therefore, the determination of estimates requires the exercise of judgment.  Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as those used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, group health insurance and taxation.  Various assumptions and other factors underlie the determination of these significant estimates.  The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques.  Briggs & Stratton re-evaluates these significant factors as facts and circumstances change.

NEW ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.  Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a standard methodology for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted.  At this time, the impact, if any, of adoption of Interpretation 48 on our consolidated financial position is being assessed.

On September 15, 2006 the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

and expands disclosures about fair value measurements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. At this time, the impact of adoption of SFAS No.157 on our consolidated financial position is being assessed.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.  Effective for fiscal years ending after December 15, 2006, SFAS No. 158 requires the recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement benefit plans on the balance sheet.  Adoption of SFAS No. 158 will be on a prospective basis and is expected to occur during the fourth quarter of the current fiscal year.  At this time, the impact of adoption of SFAS No. 158 on our consolidated financial position is being assessed.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on Briggs & Stratton’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; our customer’s ability to successfully obtain financing; the actions of customers of our OEM customers; the impact of new competitors in the market; the ability to successfully realize the maximum market value of acquired assets; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the September 1, 2006, filing of the Company’s Annual Report on Form 10-K.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has not been any change in Briggs & Stratton’s internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, Briggs & Stratton’s internal control over financial reporting.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings is included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading Commitments and Contingencies and incorporated herein by reference.

ITEM 1A.  RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended July 2, 2006.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

			Total Number of	Maximum
	Total Number	Average Price	Shares Purchased	Dollars That May
	of Shares	Paid per Share (2)	As Part of Publicly	Be Spent Under
2007 Fiscal Month	Purchased (1)		Announced Plans (3)	the Plan (3)

July 3, 2006 to July 30, 2006	-	$-	-	$-
July 31, 2006 to August 27, 2006	369,200	28.41	369,200	109,511,495
August 28, 2006 to October 1, 2006	1,364,000	27.67	1,364,000	71,768,003
Total First Quarter	1,733,200	$27.83	1,733,200

(1)            All share repurchases were effected in accordance with the safe harbor provisions of Rule 10-b-18 of the Securities Exchange Act.

(2)            Briggs & Stratton repurchased shares in open market transactions.

(3)            On August 10, 2006, Briggs & Stratton announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions over the next 18 months.  The timing and amount of purchases is dependent upon the market price of the stock and certain governing loan covenants.  As of November 1, 2006, approximately $48 million of common stock has been repurchased under this plan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on October 18, 2006, director nominees named below were elected to a three-year term expiring in 2009 by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
Robert J. O’Toole	46,151,031	376,864
John S. Shiely	46,041,628	486,268
Charles I. Story	46,085,595	442,301

Directors whose terms of office continue past the Annual Meeting of Shareholders are:

William F. Achtmeyer, Michael E. Batten, David L. Burner, Mary K. Bush, and Brian C. Walker.

The Board of Directors of Briggs & Stratton Corporation has unanimously elected Keith R. McLoughlin a director of the company effective January 17, 2007.  Mr. McLoughlin succeeds Jay H. Baker, who recently

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

retired from the Board, and will serve as a member of the class of directors whose terms of office expire in 2008.

Shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm.  The vote was 46,320,986 for the proposal, 84,821 against, with 122,088 abstentions.

Shareholders ratified the Rights Agreement as amended by the Board of Directors on August 9, 2006.  The vote was 27,459,419 for the proposal, 11,471,262 against, with 604,395 abstentions.

ITEM 5.  OTHER INFORMATION

Briggs & Stratton is in the process of investing up to $20 million to establish an engine assembly plant in Europe to better serve the European market.  The plant is planned to be operational by the beginning of calendar year 2007, and Briggs & Stratton anticipates assembling up to 250,000 engines at the facility during fiscal 2007.  The plant will ultimately have assembly capacity of up to one million engines.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS

Exhibit Number	Description

10.15	Amendment to the Key Employees Savings and Investment Plan
(Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

(Registrant)

Date: November 3, 2006	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and
Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.15	Amendment to the Key Employees Savings and Investment Plan
(Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)