Form 10-Q
period 2006-12-31
BRIGGS & STRATTON CORP
filed 2007-02-02
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 26, 2007
COMMON STOCK, par value $0.01 per share	49,405,278 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	December 31, 2006	July 2, 2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$36,593	$95,091
Accounts receivable, net	306,473	273,502
Inventories -
Finished products and parts	538,148	364,711
Work in process	228,122	188,358
Raw materials	11,134	8,946

Total inventories	777,404	562,015
Deferred income tax asset	61,632	58,024
Prepaid expenses and other current assets	24,554	43,020

Total current assets	1,206,656	1,031,652

OTHER ASSETS:
Goodwill	251,885	251,885
Prepaid pension	79,995	75,789
Investments	46,781	48,917
Deferred loan costs, net	3,722	4,308
Other intangible assets, net	93,506	94,596
Other long-term assets, net	7,283	6,765

Total other assets	483,172	482,260

PLANT AND EQUIPMENT:
Cost	1,032,868	1,008,164
Less - accumulated depreciation	605,361	577,876

Total plant and equipment, net	427,507	430,288

	$2,117,335	$1,944,200

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 31, 2006	July 2, 2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$152,916	$161,291
Accrued liabilities	168,317	178,381
Dividends payable	10,892	—
Current maturity on long-term debt	81,056	—
Short-term debt	273,514	3,474

Total current liabilities	686,695	343,146

OTHER LIABILITIES:
Long-term debt	302,630	383,324
Deferred income tax liability	101,742	102,862
Accrued pension cost	26,868	25,587
Accrued employee benefits	16,400	16,267
Accrued postretirement health care obligation	82,716	84,136
Other long-term liabilities	2,895	1,672

Total other liabilities	533,251	613,848

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	69,784	65,126
Retained earnings	1,040,348	1,086,397
Accumulated other comprehensive income	3,702	4,960
Treasury stock at cost, 8,346 and 6,654 shares, respectively	(217,024)	(169,856)

Total shareholders’ investment	897,389	987,206

	$2,117,335	$1,944,200

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
NET SALES	$423,059	$574,313	$761,308	$1,086,022
COST OF GOODS SOLD	355,695	456,961	649,582	887,362

Gross profit on sales	67,364	117,352	111,726	198,660
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	64,853	78,722	131,174	148,999
Income (loss) from operations	2,511	38,630	(19,448)	49,661
INTEREST EXPENSE	(11,829)	(11,305)	(20,866)	(21,333)
OTHER INCOME, net	921	6,223	4,378	12,487

Income (loss) before income taxes	(8,397)	33,548	(35,936)	40,815
PROVISION (CREDIT) FOR INCOME TAXES	(2,487)	11,730	(11,988)	14,270

NET INCOME (LOSS)	$(5,910)	$21,818	$(23,948)	$26,545

EARNINGS PER SHARE DATA -
Average shares outstanding	50,583	51,695	49,983	51,714

Basic earnings (loss) per share	$(0.12)	$0.42	$(0.48)	$0.51

Diluted average shares outstanding	50,583	52,066	49,983	52,093

Diluted earnings (loss) per share	$(0.12)	$0.42	$(0.48)	$0.51

CASH DIVIDENDS PER SHARE	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 31, 2006	January 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,948)	$26,545
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	36,410	38,373
Earnings of unconsolidated affiliates, net of dividends	2,082	1,948
(Gain) Loss on disposition of plant and equipment	174	(5,402)
Provision for deferred income taxes	(4,728)	(9,362)
Stock compensation expense	4,896	4,385
Change in operating assets and liabilities:
Increase in accounts receivable	(32,971)	(106,462)
Increase in inventories	(215,389)	(175,175)
(Increase) Decrease in prepaid expenses and other current assets	10,515	(1,254)
Decrease in accounts payable, accrued liabilities, and income taxes	(13,231)	(3,477)
Increase (Decrease) in accrued/prepaid pension	(2,925)	5,360
Other, net	(2,078)	(3,407)

Net cash used in operating activities	(241,193)	(227,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(29,866)	(34,354)
Proceeds received on sale of plant and equipment	442	10,696
Investment in joint venture	—	(900)
Refund of cash paid for acquisition	—	6,347

Net cash used in investing activities	(29,424)	(18,211)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on loans and notes payable	270,040	132,617
Dividends	(11,267)	(11,379)
Stock option proceeds and tax benefits	750	2,418
Treasury stock purchases	(48,232)	—

Net cash provided by financing activities	211,291	123,656

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	828	669

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,498)	(121,814)
CASH AND CASH EQUIVALENTS, beginning	95,091	161,573

CASH AND CASH EQUIVALENTS, ending	$36,593	$39,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$18,745	$20,130

Income taxes paid	$1,320	$21,347

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

Common Stock

Briggs & Stratton repurchased 1,733,200 common shares at a total cost of $48.2 million during the first quarter of fiscal 2007. No shares were repurchased during the second quarter of fiscal 2007 or the first six-months of fiscal 2006. The timing and amount of future repurchases will depend on the market price of the stock and certain governing loan covenants.

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

Shares outstanding used to compute diluted earnings per share for the quarter and six months ended December 31, 2006 excluded approximately 149,000 and 144,000 shares, respectively, for restricted and deferred stock as their inclusion would have been anti-dilutive. For the quarter and six months ended January 1, 2006, there was no restricted or deferred stock excluded from the computation of diluted earnings per share. Outstanding options to purchase approximately 3,443,000 and 3,317,000 shares of common stock for the quarter and six months ended December 31, 2006, respectively, were excluded, as their inclusion would have been anti-dilutive. In the prior fiscal year for the quarter and six months ended January 1, 2006, outstanding options to purchase approximately 1,504,000 and 1,422,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Net income (loss)	$(5,910)	$21,818	$(23,948)	$26,545

Average shares of common stock outstanding	50,583	51,695	49,983	51,714
Incremental common shares applicable to common stock options based on the common stock average market price during the period	—	307	—	314
Incremental common shares applicable to restricted and deferred common stock based on the common stock average market price during the period	—	64	—	65

Diluted average shares of common stock outstanding	50,583	52,066	49,983	52,093

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

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2006	2006	2006	2006
Net income (loss)	$(5,910)	$21,818	$(23,948)	$26,545
Cumulative translation adjustments	1,057	(735)	1,518	85
Unrealized gain (loss) on derivative instruments	(1,586)	(3,417)	(2,776)	2,410

Total comprehensive income (loss)	$(6,439)	$17,666	$(25,206)	$29,040

The components of Accumulated Other Comprehensive Income are as follows (in thousands):

	December 31,	July 2,
	2006	2006
Cumulative translation adjustments	$9,042	$7,524
Unrealized loss on derivative instruments	(3,112)	(336)
Minimum pension liability adjustment	(2,228)	(2,228)

Accumulated other comprehensive income	$3,702	$4,960

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

Briggs & Stratton manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, Briggs & Stratton hedges a minimum of 50% of its anticipated monthly natural gas usage along with a pool of other companies. Briggs & Stratton does not hold any actual futures contracts, and actual delivery of natural gas is not required of the participants in the program. Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by Briggs & Stratton in the period. The fair value of the underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Income, which are reclassified into the income statement as the monthly cash settlements occur and actual natural gas is consumed.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment Information

Briggs & Stratton operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
NET SALES:
Engines	$279,018	$380,844	$468,614	$666,273
Power Products	170,406	256,666	357,293	557,273
Inter-Segment Eliminations	(26,365)	(63,197)	(64,599)	(137,524)

Total	$423,059	$574,313	$761,308	$1,086,022

GROSS PROFIT ON SALES:
Engines	$53,428	$93,505	$78,127	$153,189
Power Products	13,477	26,470	33,730	45,974
Inter-Segment Eliminations	459	(2,623)	(131)	(503)

Total	$67,364	$117,352	$111,726	$198,660

INCOME (LOSS) FROM OPERATIONS:
Engines	$6,030	$35,701	$(18,092)	$44,468
Power Products	(3,978)	5,552	(1,225)	5,696
Inter-Segment Eliminations	459	(2,623)	(131)	(503)

Total	$2,511	$38,630	$(19,448)	$49,661

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Six Months Ended
	December 31, 2006	January 1, 2006
Beginning balance	$53,233	$59,625
Payments	(17,518)	(21,680)
Provision for current year warranties	16,756	18,302
Adjustments to prior years’ warranties	(2,900)	(5,087)

Ending balance	$49,571	$51,160

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $2.1 million and $4.9 million for the quarter and six months ended December 31, 2006, respectively. For the quarter and six months ended January 1, 2006, stock based compensation was $2.3 million and $4.4 million, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006
Components of net periodic expense:
Service cost-benefits earned	$3,272	$3,693	$606	$639
Interest cost on projected benefit obligation	14,484	13,202	3,981	3,686
Expected return on plan assets	(17,099)	(17,294)	—	—
Amortization of:
Transition obligation	2	2	12	12
Prior service cost	823	872	(213)	(323)
Actuarial loss	1,335	2,426	3,560	3,862

Net periodic expense	$2,817	$2,901	$7,946	$7,876

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 31, 2006	January 1, 2006	December 31, 2006	January 1, 2006

Components of net periodic expense:
Service cost-benefits earned	$6,624	$7,715	$1,212	$1,515
Interest cost on projected benefit obligation	28,996	26,298	7,962	7,513
Expected return on plan assets	(34,109)	(34,499)	—	—
Amortization of:
Transition obligation	4	4	24	23
Prior service cost	1,645	1,646	(426)	(315)
Actuarial loss	2,716	5,127	7,120	7,897

Net periodic expense	$5,876	$6,291	$15,892	$16,633

Briggs & Stratton is not required to make any contributions to the pension plans in fiscal 2007 and did not make any contributions in fiscal 2006; however, the Company expects to contribute up to $12 million in fiscal 2007 as approved by the Board of Directors. During the six months ended December 31, 2006, the Company contributed $8.0 million to the pension plans.

Briggs & Stratton expects to make benefit payments of approximately $1.7 million for its non-qualified pension plans during fiscal 2007. During the six months ended December 31, 2006, Briggs & Stratton made payments of approximately $0.7 million for its non-qualified pension plans. Briggs & Stratton anticipates benefit payments of approximately $35 million for its other postretirement benefit plans during fiscal 2007. During the six months ended December 31, 2006, Briggs & Stratton had made payments of $17.2 million for its other postretirement benefit plans.

Commitments and Contingencies

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against Briggs & Stratton and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs have amended their complaint several times and currently seek an injunction, compensatory and punitive damages, and attorneys’ fees under various Federal and state laws including the Racketeer Influenced and Corrupt Organization Act on behalf of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH). The defendants subsequently filed cross claims against each other for indemnification and contribution and filed a motion to dismiss the amended complaint.

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

	December 31, 2006 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$267,630	$270,000

Variable Rate Term Notes, due February 11, 2008	$35,000	$35,000

7.25% Senior Notes, due September 15, 2007	$81,056	$81,175

Revolving Credit Facility, expiring May 2009	$269,725	$350,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of December 31, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$775,527	$765,151	$182,159	$(516,181)	$1,206,656
Investment in subsidiaries	794,621	—	—	(794,621)	—
Non-current assets	440,108	440,570	30,001	—	910,679

	$2,010,256	$1,205,721	$212,160	$(1,310,802)	$2,117,335

Current liabilities	$664,330	$383,258	$137,703	$(498,596)	$686,695
Long-term debt	302,630	—	—	—	302,630
Other long-term obligations	128,322	101,950	349	—	230,621
Shareholders’ investment	914,974	720,513	74,108	(812,206)	897,389

	$2,010,256	$1,205,721	$212,160	$(1,310,802)	$2,117,335

BALANCE SHEET

As of July 2, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$536,849	$694,535	$191,913	$(391,645)	$1,031,652
Investment in subsidiaries	794,317	—	—	(794,317)	—
Non-current assets	451,150	442,853	18,545	—	912,548

	$1,782,316	$1,137,388	$210,458	$(1,185,962)	$1,944,200

Current liabilities	$265,185	$317,133	$137,325	$(376,497)	$343,146
Long-term debt	383,324	—	—	—	383,324
Other long-term obligations	131,453	98,729	342	—	230,524
Shareholders’ investment	1,002,354	721,526	72,791	(809,465)	987,206

	$1,782,316	$1,137,388	$210,458	$(1,185,962)	$1,944,200

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 31, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$270,431	$166,225	$47,204	$(60,801)	$423,059
Cost of goods sold	223,773	154,134	37,775	(59,987)	355,695

Gross profit	46,658	12,091	9,429	(814)	67,364
Engineering, selling, general and administrative expenses	40,316	16,710	7,827	—	64,853

Income (Loss) from operations	6,342	(4,619)	1,602	(814)	2,511
Interest expense	(12,587)	(32)	(63)	853	(11,829)
Other income (expense), net	(1,531)	1,206	(165)	1,411	921

Income (Loss) before income taxes	(7,776)	(3,445)	1,374	1,450	(8,397)
Provision (Credit) for income taxes	(2,293)	(939)	318	427	(2,487)

Net income (loss)	$(5,483)	$(2,506)	$1,056	$1,023	$(5,910)

STATEMENT OF INCOME

For the Six Months Ended December 31, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$450,616	$347,712	$93,189	$(130,209)	$761,308
Cost of goods sold	381,957	318,658	76,133	(127,166)	649,582

Gross profit	68,659	29,054	17,056	(3,043)	111,726
Engineering, selling, general and administrative expenses	81,274	33,504	16,396	—	131,174

Income (Loss) from operations	(12,615)	(4,450)	660	(3,043)	(19,448)
Interest expense	(22,171)	(37)	(133)	1,475	(20,866)
Other income (expense), net	(674)	2,160	(323)	3,215	4,378

Income (Loss) before income taxes	(35,460)	(2,327)	204	1,647	(35,936)
Provision (Credit) for income taxes	(11,844)	(935)	459	332	(11,988)

Net income (loss)	$(23,616)	$(1,392)	$(255)	$1,315	$(23,948)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended January 1, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$372,267	$254,327	$48,315	$(100,596)	$574,313
Cost of goods sold	283,960	227,466	40,457	(94,922)	456,961

Gross profit	88,307	26,861	7,858	(5,674)	117,352
Engineering, selling, general and administrative expenses	50,335	20,139	8,248	—	78,722

Income (Loss) from operations	37,972	6,722	(390)	(5,674)	38,630
Interest expense	(13,380)	(17)	(89)	2,181	(11,305)
Other income (expense), net	7,097	2,411	(247)	(3,038)	6,223

Income (Loss) before income taxes	31,689	9,116	(726)	(6,531)	33,548
Provision (Credit) for income taxes	11,091	2,503	(644)	(1,220)	11,730

Net income (loss)	$20,598	$6,613	$(82)	$(5,311)	$21,818

STATEMENT OF INCOME

For The Six Months Ended January 1, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$639,308	$552,186	$98,620	$(204,092)	$1,086,022
Cost of goods sold	498,489	507,929	81,997	(201,053)	887,362

Gross profit	140,819	44,257	16,623	(3,039)	198,660
Engineering, selling, general and administrative expenses	93,258	38,428	17,313	—	148,999

Income (Loss) from operations	47,561	5,829	(690)	(3,039)	49,661
Interest expense	(24,751)	(31)	(142)	3,591	(21,333)
Other income (expense), net	14,808	4,187	(1,235)	(5,273)	12,487

Income (Loss) before income taxes	37,618	9,985	(2,067)	(4,721)	40,815
Provision (Credit) for income taxes	13,166	3,201	(4)	(2,093)	14,270

Net income (loss)	$24,452	$6,784	$(2,063)	$(2,628)	$26,545

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(284,741)	$44,440	$(13,327)	$12,435	$(241,193)

Cash Flows from Investing Activities:
Additions to plant and equipment	(13,586)	(5,237)	(11,043)	—	(29,866)
Proceeds received on sale of plant and equipment	358	32	52	—	442
Cash investment in subsidiary	(383)	—	(148)	531	—

Net Cash (Used in) Provided by Investing Activities	(13,611)	(5,205)	(11,139)	531	(29,424)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	311,019	(38,746)	9,721	(11,954)	270,040
Dividends	(11,267)	—	481	(481)	(11,267)
Stock option proceeds and tax benefits	750	—	—	—	750
Treasury stock purchases	(48,232)	—	—	—	(48,232)
Capital contributions received	—	383	148	(531)	—

Net Cash Provided by (Used in) Financing Activities	252,270	(38,363)	10,350	(12,966)	211,291

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	828	—	828

Net (Decrease) Increase in Cash and Cash Equivalents	(46,082)	872	(13,288)	—	(58,498)
Cash and Cash Equivalents, Beginning	57,623	6,812	30,656	—	95,091

Cash and Cash Equivalents, Ending	$11,541	$7,684	$17,368	$—	$36,593

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended January 1, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash (Used in) Provided by Operating Activities	$(316,529)	$81,152	$(3,264)	$10,713	$(227,928)

Cash Flows from Investing Activities:
Additions to plant and equipment	(23,427)	(8,532)	(2,395)	—	(34,354)
Proceeds received on sale of plant and equipment	10,641	46	9	—	10,696
Cash investment in subsidiary	(382)	—	—	382	—
Investment in joint venture	(900)	—	—	—	(900)
Refund of cash paid for acquisition	—	6,347	—	—	6,347

Net Cash (Used in) Provided by Investing Activities	(14,068)	(2,139)	(2,386)	382	(18,211)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	211,655	(81,771)	13,445	(10,712)	132,617
Dividends	(11,379)	—	—	—	(11,379)
Stock option proceeds and tax benefits	2,418	—	—	—	2,418
Capital contributions received	—	383	—	(383)	—

Net Cash Provided by (Used in) Financing Activities	202,694	(81,388)	13,445	(11,095)	123,656

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	669	—	669

Net (Decrease) Increase in Cash and Cash Equivalents	(127,903)	(2,375)	8,464	—	(121,814)
Cash and Cash Equivalents, Beginning	143,034	6,376	12,163	—	161,573

Cash and Cash Equivalents, Ending	$15,131	$4,001	$20,627	$—	$39,759

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the second quarter of fiscal 2007 totaled $423 million, a decrease of $151 million or 26% when compared to fiscal 2006.

Second quarter net sales for the Engines Segment were $279 million versus $381 million in fiscal 2006, a decrease of $102 million or 27%. The decrease in net sales primarily results from a 30% reduction in engine unit shipments in the second quarter of fiscal 2007 as compared to the same period last year. The absence of significant landed hurricanes during fiscal 2007 resulted in lower engine unit shipments to original equipment manufacturers (“OEMs”) for the production of generators. In addition, OEMs of lawn and garden equipment adjusted production schedules to manufacture product closer to the spring selling season, and as a result, some engine shipments shifted to the second half of fiscal 2007.

Second quarter fiscal 2007 Power Products Segment net sales were $170 million, a decrease of $86 million or 34% from fiscal 2006. Generator unit shipments were lower by over 60% during the second quarter of fiscal 2007 due to the absence of significant landed hurricane activity during fiscal 2007. The reduction in demand for generators accounts for about 20% of the 34% reduction in segment net sales during the quarter. The remainder of the decrease in net sales for the Power Products Segment is attributed to lawn and garden equipment sold under the Murray brand. During fiscal 2006, the wind-down of Murray operations was completed, and as a result, fiscal 2007 second quarter sales for Murray branded product are lower.

Consolidated net sales for the first six-months of fiscal 2007 totaled $761 million, a decrease of $325 million or 30%, compared to the first six months of last year.

Engines Segment net sales for the first six-months of fiscal 2007 were $469 million, a decrease of $198 million or 30% from fiscal 2006. Reduced sales during the first six-months of fiscal 2007 result from a decline in engine unit shipments of nearly 33%. The reduction in unit shipments was the result of two primary factors, which have led to lower OEM demand for engines. The first factor was the absence of significant landed hurricanes during fiscal 2007, and the second was a shift in OEM production schedules closer to the spring selling season. Consistent with second quarter fiscal 2007 results, these factors negatively impacted both unit volumes and segment net sales.

Power Products Segment net sales for the first six months of fiscal 2007 were $357 million versus $557 million in the prior year, a decrease of $200 million or 36%. Unit shipments of generators declined over 50% during the first six-months of fiscal 2007, and the decline in segment net sales associated with generators was approximately 56%. The remaining decline in net sales resulted primarily from a reduction in sales of $82 million in Murray branded product due to the wind-down of operations.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

GROSS PROFIT MARGIN

The consolidated gross profit margin in the second quarter of fiscal 2007 decreased to 15.9% from 20.4% in the same period last year.

Engines Segment margins decreased to 19.1% in the second quarter of fiscal 2007 from 24.6% in the second quarter of fiscal 2006. The decline in gross profit margins is attributed primarily to the combination of reduced fixed cost absorption associated with lower production levels and higher material costs experienced during the quarter. Decreased engine production was due primarily to diminished engine demand for the production of generators and a program to lower production in an effort to reduce on hand engine inventories. In addition, the increase in the costs of commodities such as aluminum and zinc and other components used to manufacture engines led to higher material costs.

The Power Products Segment gross profit margin decreased to 7.9% for the second quarter of fiscal 2007 from 10.3% in the second quarter of fiscal 2006. Increases in commodity and component costs in the segment coupled with reduced production levels and fixed cost absorption as a result of lower generator sales are the main causes for the gross profit margin decline during the second quarter of fiscal 2007. These negative factors more than offset improved gross profit contributions during the second quarter of fiscal 2007 of $4 million associated with Murray branded product.

The consolidated gross profit margin for the six-month period decreased to 14.7% in fiscal 2007 from 18.3% in fiscal 2006.

Engines Segment gross profit margin for the six-month period decreased to 16.7% in fiscal 2007 from 23.0% in fiscal 2006. The absence of over $5 million in gains recorded on the disposition of operating assets in fiscal 2006 accounts for a portion of the decline in gross profit margin during the first half of fiscal 2007. The remaining decrease in gross profit margin is attributed to increased commodity costs and reduced production levels and fixed cost absorption, resulting from lower demand for engines from OEMs.

Power Products Segment margins for the six-month period increased to 9.4% in fiscal 2007 from 8.2% in fiscal 2006. Negative gross profit in the first six-months of fiscal 2006 associated with the winding down of a transition supply agreement with the estate of Murray, Inc. did not occur in the first six-months of fiscal 2007, resulting in favorable gross profit margin contributions of nearly $16 million during the first six-months of fiscal 2007 as compared to the prior year. Increases in gross profit margin associated with Murray branded products were partially offset by increased commodity and component costs along with decreased fixed cost absorption due to decreased generator production.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $65 million in the second quarter of fiscal 2007, versus $79 million in fiscal 2006. The $14 million decrease is attributable largely to a reduction in legal and professional services of $5 million and reduced employee costs associated with salaries and benefits expenses of approximately $6 million.

For the six-months of fiscal 2007 as compared to fiscal 2006, engineering, selling, general and administrative expenses were $131 million and $149 million, respectively. The $18 million decrease resulted primarily from lower legal and professional services of $7 million and a decline in employee costs associated with salaries and benefits expenses of approximately $7 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE

Interest expense was $11.8 million in the second quarter of fiscal 2007, versus $11.3 million in fiscal 2006. The increase resulted from higher variable interest rates between years and higher average borrowings. Interest expense was $20.9 million in the first six-months of fiscal 2007, versus $21.3 million in fiscal 2006. The decrease in interest expense resulted primarily from lower average borrowings during the first six months of fiscal 2007 as compared to fiscal 2006.

PROVISION FOR INCOME TAXES

The effective tax rate for the second quarter of fiscal 2007 and fiscal 2006 was 30% and 35%, respectively. The decrease in the rate in the second quarter of fiscal 2007 as compared to fiscal 2006 resulted from an adjustment in the expected annual effective tax rate recorded in the second quarter of fiscal 2007 due to changes in fiscal 2007 forecasted results. Management expects that the effective tax rate for the full year will be in the range of 32% to 34%. For the first six-months of fiscal 2007 and fiscal 2006, the effective tax rate was 33.4% and 35.0%, respectively. The estimated rate in the current year is attributable to factors such as forecasted operating earnings by taxing jurisdiction, anticipated dividend income and foreign tax credit considerations.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the six-month period of fiscal 2007 was $241 million as compared to $228 million for fiscal 2006. The lower fiscal 2007 cash flows from operating activities are primarily the result of reduced operating earnings for both the Engines and Power Products Segments. The reduced operating earnings were partially offset by favorable changes in working capital accounts. During the first six-months of fiscal 2007 changes to working capital accounts including inventory, accounts payable, and accounts receivable resulted in a $22 million increase in cash flows from operating activities as compared to the first six-months of fiscal 2006. The changes in inventory accounts and accounts receivable are a result of the timing of production and shipments to OEMs. The change in accounts payable is due to the timing of payments.

In the six-month period of fiscal 2007, there was $29 million of cash used for investing activities as compared to $18 million in fiscal 2006. The increase in the use of cash for investing activities is primarily a result of the absence of proceeds for a building sale and a refund of acquisition related funds received, both of which occurred in fiscal 2006 but did not repeat in fiscal 2007.

Net cash provided by financing activities was $211 million in fiscal 2007 versus $124 million in fiscal 2006, an increase of $87 million. The increase in cash provided by financing activities is attributable to increased net borrowings of $137 million to fund working capital requirements and to repurchase 1.7 million treasury shares for approximately $48 million. Dividends of $11 million were paid during both the first six-months of fiscal 2006 and fiscal 2007.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009. The credit facility is used to fund seasonal working capital requirements and other financing needs. As of the end of the second quarter of fiscal 2007, the unused availability of the revolving credit facility is approximately $80 million. This credit facility and Briggs and Stratton’s other indebtedness contain restrictive covenants as described in Note 8 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the second quarter of fiscal 2007, Briggs & Stratton was in compliance with these covenants.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On August 10, 2006, Briggs & Stratton announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions during fiscal 2007 and fiscal 2008. The timing and amount of actual purchases will depend upon the market price of the stock and certain governing loan covenants. As of January 31, 2007, approximately $48 million of common stock has been repurchased under this plan.

Management expects cash outflows for capital expenditures to be approximately $80 million in fiscal 2007. These anticipated expenditures provide for continued investment in equipment and new products. In fiscal 2007 and fiscal 2008, a manufacturing facility in Newbern, Tennessee will be established to produce end products for the Power Products Segment. Equipping the Newbern facility is expected to cost between $18 and $22 million of which $6 million is expected to be spent in fiscal 2007 with the remainder spent in the subsequent year. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund capital requirements for the foreseeable future.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, group health insurance and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. Briggs & Stratton re-evaluates these significant factors as facts and circumstances change.

NEW ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”. Interpretation 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109 and prescribes a standard methodology for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Interpretation 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. At this time, the impact of adoption of Interpretation 48 on our consolidated financial position is being assessed.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No.157 is effective for fiscal years beginning after November 15, 2007. At this time, the impact of adoption of SFAS No.157 on our consolidated financial position is being assessed.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Effective for fiscal years ending after December 15, 2006, SFAS No. 158 requires the recognition of a net liability or asset on the balance sheet to reflect the funded status of defined benefit pension and other postretirement benefit plans. Adoption of SFAS No. 158 will be on a prospective basis and is expected to occur during the fourth quarter of the current fiscal year. At this time, the impact of adoption of SFAS No. 158 on our consolidated financial position is being assessed.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; the actions of customers of our OEM customers; actions by potential acquirers of certain OEMs; the ability to bring new productive capacity on line efficiently and with good quality; the ability to successfully realize the maximum market value of assets that may require disposal if products or production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has not been any change in Briggs & Stratton’s internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, Briggs & Stratton’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

See “Risk Factors” in Item 1A of the Company’s annual report on Form 10-K for the year ended July 2, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on October 18, 2006. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2006.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: February 2, 2007	/s/ James E. Brenn
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