Form 10-Q
period 2007-04-01
BRIGGS & STRATTON CORP
filed 2007-05-04
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2007
COMMON STOCK, par value $0.01 per share	49,456,799 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	April 1, 2007	July 2, 2006
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,923	$95,091
Accounts receivable, net	373,511	273,502
Inventories -
Finished products and parts	434,680	364,711
Work in process	212,455	188,358
Raw materials	9,536	8,946

Total inventories	656,671	562,015
Deferred income tax asset	68,613	58,024
Prepaid expenses and other current assets	19,071	43,020

Total current assets	1,140,789	1,031,652

OTHER ASSETS:
Goodwill	251,885	251,885
Prepaid pension	78,098	75,789
Investments	46,335	48,917
Deferred loan costs, net	3,428	4,308
Other intangible assets, net	93,027	94,596
Other long-term assets, net	7,393	6,765

Total other assets	480,166	482,260

PLANT AND EQUIPMENT:
Cost	1,008,567	1,008,164
Less - accumulated depreciation	616,564	577,876

Total plant and equipment, net	392,003	430,288

	$2,012,958	$1,944,200

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	April 1, 2007	July 2, 2006
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$158,811	$161,291
Accrued liabilities	196,654	178,381
Dividends payable	10,908	—
Current maturity on long-term debt	116,097	—
Short-term debt	152,449	3,474

Total current liabilities	634,919	343,146

OTHER LIABILITIES:
Long-term debt	267,769	383,324
Deferred income tax liability	91,309	102,862
Accrued pension cost	27,276	25,587
Accrued employee benefits	16,510	16,267
Accrued postretirement health care obligation	71,384	84,136
Other long-term liabilities	2,159	1,672

Total other liabilities	476,407	613,848

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	71,480	65,126
Retained earnings	1,037,238	1,086,397
Accumulated other comprehensive income	7,401	4,960
Treasury stock at cost,
8,270 and 6,654 shares, respectively	(215,066)	(169,856)

Total shareholders’ investment	901,632	987,206

	$2,012,958	$1,944,200

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
NET SALES	$717,053	$800,194	$1,478,361	$1,886,216

COST OF GOODS SOLD	596,641	619,261	1,246,223	1,506,623

IMPAIRMENT CHARGE	35,200	—	35,200	—

Gross profit on sales	85,212	180,933	196,938	379,593

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	64,289	82,743	195,463	231,742

Income from operations	20,923	98,190	1,475	147,851

INTEREST EXPENSE	(12,688)	(10,893)	(33,554)	(32,226)

OTHER INCOME, net	4,798	1,508	9,176	13,995

Income (loss) before income taxes	13,033	88,805	(22,903)	129,620

PROVISION (CREDIT) FOR INCOME TAXES	5,263	28,797	(6,725)	43,067

NET INCOME (LOSS)	$7,770	$60,008	$(16,178)	$86,553

EARNINGS PER SHARE DATA -

Average shares outstanding	50,621	51,478	49,795	51,633

Basic earnings (loss) per share	$0.15	$1.17	$(0.32)	$1.68

Diluted average shares outstanding	50,718	51,561	49,795	51,730

Diluted earnings (loss) per share	$0.15	$1.16	$(0.32)	$1.67

CASH DIVIDENDS PER SHARE	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	April 1, 2007	April 2, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,178)	$86,553
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	54,766	57,389
Earnings of unconsolidated affiliates, net of dividends	(2,247)	811
Dividends received investments	4,679	—
Loss (Gain) on disposition of plant and equipment	1,690	(5,267)
Provision for deferred income taxes	(22,142)	(14,120)
Stock compensation expense	6,688	6,463
Impairment charges	35,200	—
Change in operating assets and liabilities:
Increase in accounts receivable	(100,038)	(74,659)
Increase in inventories	(96,156)	(124,134)
Decrease (Increase) in prepaid expenses and other current assets	16,115	(673)
Increase in accounts payable, accrued liabilities, and income taxes	9,132	39,906
Increase (Decrease) in accrued/prepaid pension	(620)	8,105
Other, net	(169)	(1,886)

Net cash used in operating activities	(109,280)	(21,512)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(45,999)	(49,409)
Proceeds received on sale of plant and equipment	583	10,836
Investment in joint venture	—	(900)
Refund of cash paid for acquisition	—	6,347
Loan receivable	—	(2,500)

Net cash used in investing activities	(45,416)	(35,626)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (repayments) on loans and notes payable	148,975	(2,411)
Dividends	(22,159)	(22,760)
Stock option proceeds and tax benefits	2,591	10,010
Treasury stock purchases	(48,232)	(26,559)

Net cash provided by (used in) financing activities	81,175	(41,720)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE
CHANGES ON CASH AND CASH EQUIVALENTS	1,353	800

NET DECREASE IN CASH AND CASH EQUIVALENTS	(72,168)	(98,058)

CASH AND CASH EQUIVALENTS, beginning	95,091	161,573

CASH AND CASH EQUIVALENTS, ending	$22,923	$63,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$40,046	$38,374

Income taxes paid	$2,379	$36,433

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton Corporation, adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

Common Stock

Briggs & Stratton repurchased 1,733,200 common shares at a total cost of $48.2 million during the first quarter of fiscal 2007. No shares were repurchased during the second and third quarters of fiscal 2007. Briggs & Stratton repurchased 753,500 shares at a total cost of $26.6 million during the three months ended April 2, 2006. The timing and amount of future repurchases will depend on the market price of the stock and certain governing loan covenants.

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

Shares outstanding used to compute diluted earnings per share for the nine-months ended April 1, 2007 excluded 152,000 shares for restricted and deferred stock as their inclusion would have been anti-dilutive. For the quarter and nine-months ended April 2, 2006, no restricted or deferred stock was excluded from the computation of diluted earnings per share. Outstanding options to purchase approximately 3,371,000 and 3,290,000 shares of common stock for the quarter and nine-months ended April 1, 2007, respectively, were excluded. For the nine-months ended April 1, 2007 outstanding options to purchase shares were excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive, and for the quarter ended April 1, 2007, shares were excluded from the computation as the options’ exercise price was greater than the average market price of the common shares. In the prior fiscal year for the quarter and nine-months ended April 2, 2006, outstanding options to purchase approximately 1,434,000 and 1,380,000 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net income (loss)	$7,770	$60,008	$(16,178)	$86,553

Average shares of common stock outstanding	50,621	51,478	49,795	51,633

Incremental common shares applicable to common stock options based on the common stock average market price during the period	11	34	—	36

Incremental common shares applicable to restricted and deferred common stock based on the common stock average market price during the period	86	49	—	61

Diluted average shares of common stock outstanding	50,718	51,561	49,795	51,730

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

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Net income (loss)	$7,770	$60,008	$(16,178)	$86,553

Cumulative translation adjustments	781	(213)	2,299	(128)

Unrealized gain (loss) on derivative instruments	2,918	(3,053)	142	(643)

Total comprehensive income (loss)	$11,469	$56,742	$(13,737)	$85,782

The components of Accumulated Other Comprehensive Income are as follows (in thousands):

	April 1, 2007	July 2, 2006
Cumulative translation adjustments	$9,823	$7,524

Unrealized loss on derivative instruments	(194)	(336)

Minimum pension liability adjustment	(2,228)	(2,228)

Accumulated other comprehensive income	$7,401	$4,960

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Derivatives

Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value. Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage currency and certain material exposures. These instruments generally do not have a maturity of more than twelve months.

Changes in the fair value of cash flow hedges to manage its foreign currency exposure are recorded on the Consolidated Condensed Statements of Income or as a component of Accumulated Other Comprehensive Income. The amounts included in Accumulated Other Comprehensive Income will be reclassified into income when the forecasted transactions occur. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

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

Briggs & Stratton manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. Briggs & Stratton hedges approximately 35% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Income if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment Information

Briggs & Stratton operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
NET SALES:
Engines	$516,067	$597,608	$984,681	$1,263,938
Power Products	248,759	287,766	606,052	844,982
Inter-Segment Eliminations	(47,773)	(85,180)	(112,372)	(222,704)

Total	$717,053	$800,194	$1,478,361	$1,886,216

GROSS PROFIT ON SALES:
Engines	$57,109	$148,598	$135,236	$301,785
Power Products	26,016	37,490	59,746	83,466
Inter-Segment Eliminations	2,087	(5,155)	1,956	(5,658)

Total	$85,212	$180,933	$196,938	$379,593

INCOME (LOSS) FROM OPERATIONS:
Engines	$12,891	$88,794	$(5,201)	$133,260
Power Products	5,945	14,551	4,720	20,249
Inter-Segment Eliminations	2,087	(5,155)	1,956	(5,658)

Total	$20,923	$98,190	$1,475	$147,851

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Nine Months Ended
	April 1, 2007	April 2, 2006
Beginning balance	$53,233	$59,625
Payments	(26,537)	(29,371)
Provision for current year warranties	25,218	26,460
Adjustments to prior years’ warranties	1,877	(3,587)

Ending balance	$53,791	$53,127

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $1.8 million and $6.7 million for the quarter and nine-months ended April 1, 2007, respectively. For the quarter and nine-months ended April 2, 2006, stock based compensation was $2.1 million and $6.5 million, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Components of net periodic expense:
Service cost-benefits earned	$3,272	$3,858	$444	$758
Interest cost on projected benefit obligation	14,484	13,149	4,002	3,756
Expected return on plan assets	(17,099)	(17,250)	—	—
Amortization of:
Transition obligation	2	2	11	12
Prior service cost	823	823	(212)	(157)
Actuarial loss	1,335	2,563	3,334	3,948

Net periodic expense	$2,817	$3,145	$7,579	$8,317

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 1, 2007	April 2, 2006	April 1, 2007	April 2, 2006
Components of net periodic expense:
Service cost-benefits earned	$9,817	$11,572	$1,332	$2,273
Interest cost on projected benefit obligation	43,453	39,447	12,005	11,269
Expected return on plan assets	(51,296)	(51,749)	—	—
Amortization of:
Transition obligation	6	6	35	35
Prior service cost	2,468	2,469	(637)	(472)
Actuarial loss	4,004	7,690	10,003	11,845

Net periodic expense	$8,452	$9,435	$22,738	$24,950

Briggs & Stratton is not required to make any contributions to the pension plans in fiscal 2007 and did not make any contributions in fiscal 2006; however, the Company expects to contribute up to $8 million of the $12 million authorized by the Board of Directors in fiscal 2007. During the nine-months ended April 1, 2007, the Company contributed $8.0 million to the pension plans.

Briggs & Stratton expects to make benefit payments of approximately $1.5 million for its non-qualified pension plans during fiscal 2007. During the nine-months ended April 1, 2007, Briggs & Stratton made payments of approximately $1.3 million for its non-qualified pension plans. Briggs & Stratton anticipates making benefit payments of approximately $33.3 million for its other postretirement benefit plans during fiscal 2007. During the nine-months ended April 1, 2007, Briggs & Stratton had made payments of $25.0 million for its other postretirement benefit plans.

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

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. At this time, the impact of adoption of SFAS No.157 on our consolidated financial position is being assessed.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Effective for fiscal years ending after December 15, 2006, SFAS No. 158 requires the recognition of a net liability or asset on the balance sheet to reflect the funded status of defined benefit pension and other postretirement benefit plans. Adoption of SFAS No. 158 will be on a prospective basis and is expected to occur during the fourth quarter of the fiscal 2007. Based upon our review, had SFAS No. 158 been adopted as of the end of fiscal 2006, Pension and Other Postretirement liabilities would have increased $205 million with a corresponding decrease in equity of $125 million, net of $80 million of deferred taxes. The adoption of SFAS No. 158 will not have any impact on the company’s Consolidated Condensed Statement of Cash Flows.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against Briggs & Stratton and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs have amended their complaint several times and currently seek an injunction, compensatory and punitive damages, and attorneys’ fees under various federal and state laws including the Racketeer Influenced and Corrupt Organization Act on behalf of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH). The defendants subsequently filed cross claims against each other for indemnification and contribution and filed a motion to dismiss the amended complaint. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss the amended complaint in its entirety, but the order permits the plaintiffs to refile a complaint after amending several claims. An opinion of the Court providing more detail concerning its order is expected but has not yet been filed. Two defendants, MTD Products, Inc. and American Honda Motor Company, have notified the Court that they have reached a settlement with the putative plaintiff class, but neither defendant’s agreement has yet been approved by the Court.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes these unresolved legal actions will not have a material effect on its financial position.

Impairment

Impairment charges were recognized in the Consolidated Condensed Statement of Income for $35.2 million pretax ($21.4 million after tax) during the third quarter of fiscal 2007. The $35.2 million pretax write-down of assets was recognized in the Engines and Power Products Segments for $33.9 million and $1.3 million, respectively. The Engines Segment’s $33.9 million charge was primarily for the write-down of assets of a major engine manufacturing facility in the United States that will be closing in fiscal 2008. The remaining $1.3 million for the Power Products Segment was for a write-down of assets at an international manufacturing site. For each segment, it was determined that the carrying value of the assets exceeded the undiscounted cash flows. Fair value was determined based on market prices for comparable assets.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

	April 1, 2007 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$267,769	$270,000

Variable Rate Term Notes, due February 11, 2008	$35,000	$35,000

7.25% Senior Notes, due September 15, 2007	$81,097	$81,175

Revolving Credit Facility, expiring May 2009	$149,449	$350,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of April 1, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$715,429	$814,903	$198,119	$(587,662)	$1,140,789
Investment in subsidiaries	800,266	—	—	(800,266)	—
Non-current assets	397,349	443,136	31,684	—	872,169

	$1,913,044	$1,258,039	$229,803	$(1,387,928)	$2,012,958

Current liabilities	$622,381	$434,835	$151,479	$(573,776)	$634,919
Long-term debt	267,769	—	—	—	267,769
Other long-term obligations	107,376	100,910	352	—	208,638
Shareholders’ investment	915,518	722,294	77,972	(814,152)	901,632

	$1,913,044	$1,258,039	$229,803	$(1,387,928)	$2,012,958

BALANCE SHEET

As of July 2, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$536,849	$694,535	$191,913	$(391,645)	$1,031,652
Investment in subsidiaries	794,317	—	—	(794,317)	—
Non-current assets	451,150	442,853	18,545	—	912,548

	$1,782,316	$1,137,388	$210,458	$(1,185,962)	$1,944,200

Current liabilities	$265,185	$317,133	$137,325	$(376,497)	$343,146
Long-term debt	383,324	—	—	—	383,324
Other long-term obligations	131,453	98,729	342	—	230,524
Shareholders’ investment	1,002,354	721,526	72,791	(809,465)	987,206

	$1,782,316	$1,137,388	$210,458	$(1,185,962)	$1,944,200

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended April 1, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$499,703	$240,870	$55,175	$(78,695)	$717,053
Cost of goods sold	416,096	217,085	45,321	(81,861)	596,641
Impairment charge	33,900	—	1,300	—	35,200

Gross profit	49,707	23,785	8,554	3,166	85,212
Engineering, selling, general and administrative expenses	38,980	19,388	5,921	—	64,289

Income from operations	10,727	4,397	2,633	3,166	20,923
Interest expense	(13,121)	(44)	(48)	525	(12,688)
Other income (expense), net	12,402	70	709	(8,383)	4,798

Income (Loss) before income taxes	10,008	4,423	3,294	(4,692)	13,033
Provision (Credit) for income taxes	4,361	2,712	313	(2,123)	5,263

Net income (loss)	$5,647	$1,711	$2,981	$(2,569)	$7,770

STATEMENT OF INCOME

For the Nine Months Ended April 1, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$950,319	$588,582	$148,364	$(208,904)	$1,478,361
Cost of goods sold	798,053	535,743	121,454	(209,027)	1,246,223
Impairment charge	33,900	—	1,300	—	35,200

Gross profit	118,366	52,839	25,610	123	196,938
Engineering, selling, general and administrative expenses	120,254	52,892	22,317	—	195,463

Income (Loss) from operations	(1,888)	(53)	3,293	123	1,475
Interest expense	(35,292)	(81)	(181)	2,000	(33,554)
Other income (expense), net	11,728	2,230	386	(5,168)	9,176

Income (Loss) before income taxes	(25,452)	2,096	3,498	(3,045)	(22,903)
Provision (Credit) for income taxes	(7,483)	1,777	772	(1,791)	(6,725)

Net income (loss)	$(17,969)	$319	$2,726	$(1,254)	$(16,178)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended April 2, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$585,925	$280,504	$47,443	$(113,678)	$800,194
Cost of goods sold	445,238	245,779	37,187	(108,943)	619,261

Gross profit	140,687	34,725	10,256	(4,735)	180,933
Engineering, selling, general and administrative expenses	53,126	21,895	7,722	—	82,743

Income (Loss) from operations	87,561	12,830	2,534	(4,735)	98,190
Interest expense	(10,764)	(11)	(43)	(75)	(10,893)
Other income (expense), net	8,844	295	(150)	(7,481)	1,508

Income (Loss) before income taxes	85,641	13,114	2,341	(12,291)	88,805
Provision (Credit) for income taxes	27,756	3,061	103	(2,123)	28,797

Net income (loss)	$57,885	$10,053	$2,238	$(10,168)	$60,008

STATEMENT OF INCOME

For the Nine Months Ended April 2, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,225,233	$832,690	$146,063	$(317,770)	$1,886,216
Cost of goods sold	943,727	753,708	119,184	(309,996)	1,506,623

Gross profit	281,506	78,982	26,879	(7,774)	379,593
Engineering, selling, general and administrative expenses	146,384	60,323	25,035	—	231,742

Income (Loss) from operations	135,122	18,659	1,844	(7,774)	147,851
Interest expense	(35,515)	(42)	(185)	3,516	(32,226)
Other income (expense), net	23,652	4,482	(1,385)	(12,754)	13,995

Income (Loss) before income taxes	123,259	23,099	274	(17,012)	129,620
Provision (Credit) for income taxes	40,922	6,262	99	(4,216)	43,067

Net income (loss)	$82,337	$16,837	$175	$(12,796)	$86,553

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended April 1, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(156,058)	$41,545	$(6,420)	$11,653	$(109,280)

Cash Flows from Investing Activities:
Additions to plant and equipment	(18,997)	(12,902)	(14,100)	—	(45,999)
Proceeds received on sale of plant and equipment	472	52	59		583
Cash investment in subsidiary	(381)	—	(1,319)	1,700	—

Net Cash Provided by (Used in) Investing Activities	(18,906)	(12,850)	(15,360)	1,700	(45,416)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	187,618	(35,554)	8,564	(11,653)	148,975
Dividends	(22,159)	—	—	—	(22,159)
Stock option proceeds and tax benefits	2,591	—	—	—	2,591
Treasury stock purchases	(48,232)	—	—	—	(48,232)
Capital contributions received	—	382	1,318	(1,700)	—

Net Cash Provided by (Used in) Financing Activities	119,818	(35,172)	9,882	(13,353)	81,175

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	(2)	—	1,355	—	1,353

Net Increase (Decrease) in Cash and Cash Equivalents	(55,148)	(6,477)	(10,543)	—	(72,168)
Cash and Cash Equivalents, Beginning	57,623	6,812	30,656	—	95,091

Cash and Cash Equivalents, Ending	$2,475	$335	$20,113	$—	$22,923

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended April 2, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in)
Operating Activities	$15,351	$(54,083)	$5,363	$11,857	$(21,512)

Cash Flows from Investing Activities:
Additions to plant and equipment	(35,058)	(11,529)	(2,822)	—	(49,409)
Proceeds received on sale of plant and equipment	10,761	46	29	—	10,836
Cash investment in subsidiary	(391)	—	9	382	—
Investment in joint venture	(900)	—	—	—	(900)
Refund of cash paid for acquisition	—	6,347	—	—	6,347
Loan receivable	(2,500)	—	—	—	(2,500)

Net Cash Provided by (Used in) Investing Activities	(28,088)	(5,136)	(2,784)	382	(35,626)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	(62,422)	57,457	14,410	(11,856)	(2,411)
Dividends	(22,760)	—	—	—	(22,760)
Stock option proceeds and tax benefits	10,010	—	—	—	10,010
Treasury stock purchases	(26,559)				(26,559)
Capital contributions received	—	383	—	(383)	—

Net Cash Provided by (Used in) Financing Activities	(101,731)	57,840	14,410	(12,239)	(41,720)

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	800	—	800

Net Increase (Decrease) in Cash and Cash Equivalents	(114,468)	(1,379)	17,789	—	(98,058)
Cash and Cash Equivalents, Beginning	143,034	6,376	12,163	—	161,573

Cash and Cash Equivalents, Ending	$28,566	$4,997	$29,952	$—	$63,515

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the third quarter of fiscal 2007 totaled $717 million, a decrease of $83 million or 10% when compared to fiscal 2006.

Third quarter net sales for the Engines Segment were $516 million versus $598 million in fiscal 2006, a decrease of $82 million or 14%. The decrease in net sales primarily resulted from a 14% reduction in engine unit shipments in the third quarter of fiscal 2007 as compared to the same period last year with approximately 60% of this reduction in shipments occurring in the United States. The reduction in engine shipments is attributed to several factors including the portable generator market. In fiscal 2006, portable generator manufacturers were building inventories in advance of the hurricane season; however, in fiscal 2007, the absence of significant landed hurricanes resulted in adequate portable generator inventories at both OEMs and retailers. The remainder of the decrease in sales volumes is attributed to lower market share in the European market as some engine business has shifted to competitors.

Third quarter fiscal 2007 Power Products Segment net sales were $249 million, a decrease of $39 million or 14% from fiscal 2006. Portable generator unit shipments were lower by approximately 42% during the third quarter of fiscal 2007 as retailers have adequate inventories for the beginning of the upcoming storm season. Partially offsetting the decline from portable generators, pressure washer unit shipments increased 17% as a result of increased retail sell-through at new and existing customers. Lawn and garden equipment sales during the third quarter of fiscal 2007 were lower primarily as a result of decreased shipments to major retailers due to reduced product placement as compared to fiscal 2006. Lower Murray branded product shipments associated with product placement represent nearly 40% of the reduction in net sales for the Power Products Segment during the third quarter of fiscal 2007.

Consolidated net sales for the first nine-months of fiscal 2007 totaled $1,478 million, a decrease of $408 million or 22%, compared to the first nine-months of last year.

Engines Segment net sales for the first nine-months of fiscal 2007 were $985 million, a decrease of $279 million or 22% from fiscal 2006. Reduced sales during the first nine-months of fiscal 2007 resulted from a decline in engine unit shipments of approximately 23% with approximately 85% of this reduction in shipments occurring in the United States. The reduction in unit shipments was the result of several factors, which have led to lower original equipment manufacturer (OEM) demand for engines. The first factor was the absence of significant landed hurricanes during fiscal 2007. The absence of significant landed hurricanes in fiscal 2007 limited portable generator demand from OEMs and retailers as inventory levels remain adequate in their respective distribution channels. The second factor was a shift in lawn and garden OEM production schedules to later in the season. The third factor is the lower market share in Europe as some engine business shifted to competitors. These factors have negatively impacted both unit volumes and segment net sales for the nine-months of fiscal 2007 as compared to fiscal 2006.

Power Products Segment net sales for the first nine-months of fiscal 2007 were $606 million versus $845 million in the prior year, a decrease of $239 million or 28%. Unit shipments of generators declined over 52% during the first nine-months of fiscal 2007, and the decline in segment net sales associated with generators

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

was approximately 59%. The remainder of the decrease primarily resulted from reduced net sales of $97 million for Murray branded product due to reduced product placement.

GROSS PROFIT MARGIN

The consolidated gross profit margin in the third quarter of fiscal 2007 decreased to 11.9% from 22.6% in the same period last year.

Engines Segment margins decreased to 11.1 % in the third quarter of fiscal 2007 from 24.9 % in the third quarter of fiscal 2006. Nearly 50% of the decline in gross profit margin during the third quarter of fiscal 2007 is primarily attributed to the $34 million write-down of assets associated with the rationalization of a major operating plant in the United States. The remaining decline in gross profit margins is attributed primarily to the combination of reduced fixed cost absorption associated with lower production levels and higher material costs experienced during the fiscal 2007 third quarter. Decreased engine production was due primarily to diminished engine demand for the production of portable generators and reduced production in an effort to reduce engine inventories. In addition, the increase in the costs of commodities such as aluminum and zinc and other components used to manufacture engines led to higher material costs.

The Power Products Segment gross profit margin decreased to 10.5 % for the third quarter of fiscal 2007 from 13.0 % in the third quarter of fiscal 2006. For the third quarter, the impact of reduced landed hurricane activity in fiscal 2007 as compared to fiscal 2006 has resulted in adequate inventories in the Power Products segment and in the retail distribution channel. Consequently, production levels of portable generators are lower and fixed cost absorption remains unfavorable resulting in reduced gross profit margins during the third quarter of fiscal 2007 as compared to fiscal 2006.

The consolidated gross profit margin for the nine-month period decreased to 13.3 % in fiscal 2007 from 20.1 % in fiscal 2006.

Engines Segment gross profit margin for the nine-month period decreased to 13.7 % in fiscal 2007 from 23.9 % in fiscal 2006. A $34 million write-down of assets in the third quarter of fiscal 2007 associated with the rationalization of a major operating plant in the United States accounts for over one-third of the decline in gross profit margin. Remaining decreases in gross profit margin are attributed primarily to increased commodity costs and reduced production levels, which resulted in unfavorable fixed cost absorption, as demand for engines from OEMs was lower. Consistent with net sales discussions, lower demand from OEMs is attributed to portable generator demand, delays in lawn and garden OEM production schedules, and reduced share in the European market.

Power Products Segment margins for the nine-month period were 9.9% in fiscal 2007 and fiscal 2006. Negative gross profit in the first nine-months of fiscal 2006 associated with the winding down of a transition supply agreement with the estate of Murray, Inc. did not occur in the first nine-months of fiscal 2007, resulting in favorable gross profit margin contributions of approximately $15 million during the first nine-months of fiscal 2007 as compared to the prior year. Increases in gross profit margin associated with Murray branded products were entirely offset by increased commodity and component costs, unfavorable mix and decreased fixed cost absorption due to decreased portable generator production.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $64 million in the third quarter of fiscal 2007, versus $83 million in fiscal 2006. The $19 million decrease is attributable largely to reduced legal and professional services of $6 million, reduced employee costs associated with salaries and benefits expenses of

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

approximately $4 million, and reduced advertising related amounts of $4 million. Other decreases are associated with planned spending reduction efforts.

For the nine-months of fiscal 2007 as compared to fiscal 2006, engineering, selling, general and administrative expenses were $195 million and $232 million, respectively. The $37 million decrease resulted primarily from lower legal and professional services of $13 million, a decline in employee costs associated with salaries and benefits expenses of approximately $7 million, and reduced advertising related amounts of $7 million. Other decreases are associated with planned spending reduction efforts.

INTEREST EXPENSE

Interest expense was $13 million in the third quarter of fiscal 2007, versus $11 million in fiscal 2006. The increase resulted from higher variable interest rates between years and increased average borrowings to fund increased working capital requirements. Interest expense was $34 million in the first nine-months of fiscal 2007, versus $32 million in fiscal 2006. The increase in interest expense resulted from higher variable interest rates and increased average borrowings to fund increased working capital requirements during the first nine-months of fiscal 2007 as compared to fiscal 2006.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter of fiscal 2007 and fiscal 2006 was 40.4 % and 32.4%, respectively. The increase in the rate in the third quarter of fiscal 2007 as compared to fiscal 2006 resulted from changes in the forecasted fiscal 2007 results and other tax considerations. For the first nine-months of fiscal 2007 and fiscal 2006, the effective tax rate was 29.4% and 33.2%, respectively. Management expects that the effective tax rate for the full year will be in the range of 17.0% to 23.0%. Tax rates in fiscal 2007 were impacted by the availability of tax credits relative to lower income levels.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the nine-month period of fiscal 2007 was $109 million as compared to $22 million for fiscal 2006. The lower fiscal 2007 cash flows from operating activities are largely the result of reduced operating earnings for both the Engines and Power Products Segments. Unfavorable working capital changes combined with reduced operating earnings were partially offset by the adjustment in cash flows from operating activities for non-cash impairment charges of $35 million. During the first nine-months of fiscal 2007 changes to working capital accounts including inventory, accounts payable, and accounts receivable resulted in a $28 million decrease in cash flows from operating activities as compared to the first nine-months of fiscal 2006. The changes in inventory accounts and accounts receivable are a result of the timing of production and shipments to OEMs. The change in accounts payable is due to the timing of payments.

In the nine-month period of fiscal 2007, there was $45 million of cash used for investing activities as compared to $36 million in fiscal 2006. During the first nine months of fiscal 2006 the Company received cash associated with proceeds from a building sale and a refund of acquisition related funds. The absence of these events in fiscal 2007 resulted in the greater use of cash for investing activities.

Net cash provided by financing activities was $81 million in fiscal 2007 versus net cash used of $42 million in fiscal 2006, a change of $123 million. The increase in cash provided by financing activities is attributable to increased net borrowings of $151 million to fund working capital requirements and repurchase treasury shares. Repurchases of treasury shares in fiscal 2007 and 2006 were $48 million and $27 million, respectively. Dividends paid were comparable during both the first nine-months of fiscal 2006 and fiscal 2007.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

FUTURE LIQUIDITY AND CAPITAL RESOURCES

Briggs & Stratton has a $350 million revolving credit facility that expires in May 2009. The credit facility is used to fund seasonal working capital requirements and other financing needs. As of the end of the third quarter of fiscal 2007, the unused availability of the revolving credit facility is approximately $200 million. This credit facility and Briggs and Stratton’s other indebtedness contain restrictive covenants as described in Note 8 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the third quarter of fiscal 2007, Briggs & Stratton was in compliance with these covenants. We are currently in discussions with various lenders to extend the term and the borrowing capacity of our revolving credit facility.

On August 10, 2006, Briggs & Stratton announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions during fiscal 2007 and fiscal 2008. The timing and amount of actual purchases will depend upon the market price of the stock and certain governing loan covenants. As of April 30, 2007, approximately $48 million of common stock has been repurchased under this plan.

Management expects cash outflows for capital expenditures to be between $70 million and $80 million in fiscal 2007. These anticipated expenditures provide for continued investment in equipment and new products. In fiscal 2007 and fiscal 2008, a manufacturing facility in Newbern, Tennessee will be established to produce end products for the Power Products Segment. Equipping the Newbern facility is expected to cost between $18 and $22 million, of which $6 million is expected to be spent in fiscal 2007 with the remainder spent in the subsequent year. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund capital requirements for the foreseeable future. During the fourth quarter of fiscal 2007 the Company expects to refinance the remaining $81 million of outstanding 7.25% senior notes. In the third quarter of fiscal 2008, the Company expects to repay the remaining $35 million of its unsecured three-year variable term loan.

OTHER MATTERS

As disclosed in January of 2007, we continue to evaluate and make changes to our manufacturing footprint. Location, capacity, flexibility, product demand and costs are all factors that are considered to optimize our global manufacturing operations.

As a result of this effort, we decided in the third quarter to discontinue our operations in Rolla, Missouri and have recognized an impairment in the value of the fixed assets that we will not be able to use in our other manufacturing locations. Engine manufacturing performed in Rolla today will move to China and other domestic locations.

In addition, we continue to evaluate the future direction of our facilities that produce lawn and garden equipment. The potential asset write-down associated with a decision to close a facility would be in the range of $8 to $10 million. We believe that we will be in a position to make a decision by the end of the current fiscal year.

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

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, group health insurance and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. Briggs & Stratton re-evaluates these significant factors as facts and circumstances change

NEW ACCOUNTING PRONOUNCEMENTS

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

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. Effective for fiscal years ending after December 15, 2006, SFAS No. 158 requires the recognition of a net liability or asset on the balance sheet to reflect the funded status of defined benefit pension and other postretirement benefit plans. Adoption of SFAS No. 158 will be on a prospective basis and is expected to occur during the fourth quarter of the fiscal 2007. Based upon our review, had SFAS No. 158 been adopted as of the end of fiscal 2006, Pension and Other Postretirement liabilities would have increased $205 million with a corresponding decrease in equity of $125 million, net of $80 million of deferred taxes. The adoption of SFAS No. 158 will not have any impact on the company’s Consolidated Condensed Statement of Cash Flows.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; the actions of customers of our OEM customers; the ability to bring new productive capacity on line efficiently and with good quality; the ability to successfully realize the maximum market value of assets that may require disposal if products of production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
3.2	Bylaws, as amended and restated April 18, 2007.
(Filed as Exhibit 3.2 to the Company’s Report on Form 8-K dated April 18, 2007 and incorporated by reference herein.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: May 4, 2007	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
3.2	Bylaws, as amended and restated April 18, 2007.
(Filed as Exhibit 3.2 to the Company’s Report on Form 8-K dated April 18, 2007 and incorporated by reference herein.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(Furnished herewith)