Form 10-K/A
period 2007-07-01
BRIGGS & STRATTON CORP
filed 2007-09-17
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

BRIGGS & STRATTON CORPORATION
FISCAL 2007 FORM 10-K/A
TABLE OF CONTENTS

Explanatory Note

This amended report on Form 10-K/A (the “Amended Report”) is being filed to amend Item 6, “Selected Financial Data”, in Part II of the Company’s Annual Report on Form 10-K for the year ended July 1, 2007 that was filed on August 30, 2007 (the “Original Report”) to realign the financial data with the appropriate captions under “Summary of Operations — Income Before Extraordinary Gain Per Share of Common Stock”, “Summary of Operations — Per Share of Common Stock” and “Other Data” on page 11 of the Original Report.

This Amended Report sets forth the content of the Original Report in its entirety, except for the changes noted above to the Original Report. This Amended Report continues to speak as of the date of the Original Report. We have not updated the disclosures contained in this Amended Report to reflect any events that occurred at a date subsequent to the filing of the Original Report.

The filing of this Amended Report is not a representation that any statements contained in the Original Report or this Amended Report are true or complete as of any date subsequent to the date of the Original Report. The revision does not affect the remaining information set forth in the Original Report, the remaining provisions of which have not been amended.

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

FIVE YEAR CUMULATIVE TOTAL RETURN COMPARISON*
Briggs & Stratton versus Published Indices

		6/02	6/03	6/04	6/05	6/06	6/07
■	Briggs & Stratton	100.00	135.83	242.40	193.44	178.24	186.34
	S&P Smallcap 600	100.00	96.42	130.41	147.95	168.55	195.58
•	S&P Machinery (diversified)	100.00	98.61	143.97	139.05	167.53	207.08

*	Total return calculation is based on compounded monthly returns with reinvested dividends.

ITEM 6.        SELECTED FINANCIAL DATA

Fiscal Year	2007	2006	2005	2004	2003
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS (1) (2)
NET SALES	$2,157,233	$2,542,171	$2,654,875	$1,947,364	$1,657,633
GROSS PROFIT ON SALES	287,132	491,684	504,891	439,872	328,079
PROVISION (CREDIT) FOR INCOME TAXES	(7,465)	50,020	57,548	68,890	37,940
INCOME BEFORE EXTRAORDINARY GAIN	146	102,346	116,767	136,114	80,638
INCOME BEFORE EXTRAORDINARY GAIN PER SHARE OF COMMON STOCK:
Basic Earnings	0.00	1.99	2.27	3.01	1.86
Diluted Earnings	0.00	1.98	2.25	2.77	1.74
PER SHARE OF COMMON STOCK:
Cash Dividends	.88	.88	.68	.66	.64
Shareholders’ Investment	$17.09	$19.33	$17.22	$16.03	$11.83
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	49,715	51,479	51,472	45,286	43,279
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	49,827	51,594	51,954	50,680	48,959
OTHER DATA (1) (2)
SHAREHOLDERS’ INVESTMENT	$846,054	$987,206	$889,186	$817,595	$514,987
LONG-TERM DEBT	384,048	383,324	486,321	360,562	503,397
CAPITAL LEASES	2,379	1,385	1,988	-	-
TOTAL ASSETS	1,887,168	1,944,200	1,998,968	1,637,153	1,475,193
PLANT AND EQUIPMENT	1,006,402	1,008,164	1,005,644	867,987	876,664
PLANT AND EQUIPMENT, NET OF RESERVES	388,318	430,288	447,255	356,542	370,784
PROVISION FOR DEPRECIATION	70,379	72,734	66,348	59,816	58,325
EXPENDITURES FOR PLANT AND EQUIPMENT	68,000	69,518	86,075	52,962	40,154
WORKING CAPITAL	$526,623	$688,506	$766,537	$681,432	$505,752
Current Ratio	2.1 to 1	3.0 to 1	3.2 to 1	3.3 to 1	2.7 to 1
NUMBER OF EMPLOYEES AT YEAR-END	7,260	8,701	9,073	7,732	7,249
NUMBER OF SHAREHOLDERS AT YEAR-END	3,693	3,874	4,058	4,230	4,503
QUOTED MARKET PRICE:
High	$33.07	$40.38	$44.50	$44.22	$25.75
Low	$24.29	$30.01	$30.83	$24.68	$15.38

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

(4) Goodwill and Other Intangible Assets:

The changes in the carrying amount of goodwill for the fiscal years ended July 1, 2007 and July 2, 2006 are as follows (in thousands):

	2007	2006
Beginning Goodwill Balance	$251,885	$253,663
Tax Benefit on Amortization	(1,778)	(1,778)
Ending Goodwill Balance	$250,107	$251,885

The Company’s other intangible assets for the years ended July 1, 2007 and July 2, 2006 are as follows (in thousands):

	2007			2006
	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net
Amortized Intangible Assets:
Patents	$13,281	$(3,488)	$9,793	$13,281	$(2,203)	$11,078
Customer Relationships	17,910	(2,149)	15,761	17,910	(1,433)	16,477
Miscellaneous	279	(277)	2	279	(238)	41
Total Amortized Intangible Assets	31,470	(5,914)	25,556	31,470	(3,874)	27,596

Unamortized Intangible Assets:
Trademarks/Brand Names	67,000	-	67,000	67,000	-	67,000
Total Unamortized Intangible Assets	67,000	-	67,000	67,000	-	67,000
Total Intangible Assets	$98,470	$(5,914)	$92,556	$98,470	$(3,874)	$94,596

Amortization expense of other intangible assets amounts to approximately $2,039,200, $1,850,000 and $1,850,000 in 2007, 2006, and 2005, respectively.

Notes . . .

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2008	$1,860
2009	1,860
2010	1,860
2011	1,860
2012	1,860
$9,300

(5) Income Taxes:

The provision (credit) for income taxes on income before extraordinary gain consists of the following (in thousands):

Current	2007	2006	2005
Federal	$11,861	$51,743	$51,144
State	961	7,796	7,948
Foreign	1,226	919	2,352
	14,048	60,458	61,444
Deferred	(21,513)	(10,438)	(3,896)
	$(7,465)	$50,020	$57,548

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income before extraordinary gain follows:

Current	2007	2006	2005
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	14.4%	2.6%	2.4%
Foreign Tax Benefits	(6.0%)	(0.1%)	(0.8%)
Resolution of Prior Period Tax Matters	-	(1.7%)	-
Benefit on Dividends Received	48.7%	(2.9%)	(4.0%)
Other	9.9%	(0.1%)	0.4%
Effective Tax Rate	102.0%	32.8%	33.0%

The components of deferred income taxes were as follows (in thousands):

	2007	2006
Current Asset (Liability):
Difference Between Book and Tax Related to:
Inventory	$15,153	$13,844
Payroll Related Accruals	3,110	3,190
Warranty Reserves	14,670	13,097
Workers Compensation Accruals	2,971	3,000
Other Accrued Liabilities	23,765	18,749
Pension Cost	977	1,424
Miscellaneous	(5,126)	(3,344)
Deferred Income Tax Asset	$55,520	$49,960

Notes . . .

	2007	2006
Long-Term Liability (Asset):
Difference Between Book and Tax Related to:
Pension Cost	$34,114	$29,557
Accumulated Depreciation	48,198	69,318
Intangibles	64,952	61,630
Accrued Employee Benefits	(24,165)	(18,507)
Postretirement Health Care Obligation	(72,558)	(32,462)
Warranty	(6,712)	(8,064)
Miscellaneous	(6,529)	(6,674)
Deferred Income Tax Liability	$37,300	$94,798

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

On the grant date, the exercise price of each stock option issued exceeds the market value of the stock. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and standard industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

Options Granted During	2007	2006	2005
Grant Date Fair Value	$5.46	$7.37	$12.12
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	5.0%	4.3%	4.2%
Expected Volatility	27.4%	25.1%	28.4%
Expected Dividend Yield	3.2%	1.9%	1.9%
Expected Term (In Years)	5.0	5.0	10.0

Information on the options outstanding is as follows:

			Wtd. Avg.	Aggregate
			Remaining	Intrinsic
		Wtd. Avg.	Contractual	Value
	Shares	Ex. Price	Term	(in thousands)
Balance, June 27, 2004	2,498,290	$28.27

Granted During the Year	1,149,340	36.68
Exercised During the Year	(622,262)	32.67
Expired During the Year	(18,200)	37.27
Balance, July 3, 2005	3,007,168	$30.52

Granted During the Year	355,123	38.83
Exercised During the Year	(418,858)	26.92
Expired During the Year	-	-
Balance, July 2, 2006	2,943,433	$32.05

Granted During the Year	554,020	29.87
Exercised During the Year	(143,332)	23.36
Expired During the Year	(24,442)	33.26
Balance, July 1, 2007	3,329,679	$32.05	4.97	$6,400
Exercisable, July 1, 2007	1,365,908	$27.54	4.07	$5,490

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

Notes .. . .

The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	2007	2006	2007	2006
Actuarial Assumptions:
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	6.35%	6.35%	6.09%	6.09%
Expected Rate of Future Compensation Level Increases	3.0-5.0%	3.0-5.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.75%	8.75%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$949,634	$1,032,014	$276,952	$305,091
Service Cost	13,324	15,430	1,777	3,031
Interest Cost	57,940	52,595	16,007	15,025
Plan Amendments	-	3,881	-	(6,970)
Plan Participant Contributions	-	-	1,696	3,558
Actuarial (Gain) Loss	38,877	(88,200)	(17,830)	(13,551)
Benefits Paid	(73,303)	(66,086)	(35,057)	(29,232)
Projected Benefit Obligation at End of Year	$986,472	$949,634	$243,545	$276,952
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$945,203	$917,443	$-	$-
Actual Return on Plan Assets	167,244	92,112	-
Plan Participant Contributions	-	-	1,696	3,558
Employer Contributions	9,737	1,734	33,361	25,674
Benefits Paid	(73,303)	(66,086)	(35,057)	(29,232)
Fair Value of Plan Assets at End of Year	$1,048,881	$945,203	$-	$-
Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$62,409	$(4,431)	$(243,545)	$(276,952)
Remaining Unrecognized Net Obligation	-	57	-	89
Unrecognized Net (Gain) Loss	-	33,740	-	157,711
Minimum Pension Liability	-	(4,192)	-	-
Unrecognized Prior Service Cost	-	23,628	-	(6,362)
Net Amount Recognized at End of Year	$62,409	$48,802	$(243,545)	$(125,514)
Amounts Recognized on the Balance Sheets:
Prepaid Pension	$103,247	$75,789	$-	$-
Accrued Pension Cost	(39,438)	(25,587)	-	-
Accrued Wages and Salaries	(1,400)	(1,400)	-
Accrued Postretirement Health Care Obligation	-	-	(186,868)	(84,136)
Accrued Liabilities	-	-	(37,504)	(26,000)
Accrued Employee Benefits	-	-	(19,173)	(15,378)
Net Amount Recognized at End of Year	$62,409	$48,802	$(243,545)	$(125,514)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Minimum Pension Liability	$-	$(2,228)	$-	$-
Transition assets (obligation)	-	-	(56)	-
Net Actuarial Gain (Loss)	19,282	-	(77,179)	-
Prior Service (Credit) Cost	(12,406)	-	3,363	-
Net Amount Recognized at End of Year	$6,876	$(2,228)	$(73,872)	$-

Notes . . ..

The accumulated benefit obligation for all defined benefit pension plans was $933 million and $898 million at June 30, 2007 and 2006, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Expense (Income):
Service Cost-Benefits Earned During the Year	$13,324	$15,430	$12,993	$1,777	$3,031	$2,734
Interest Cost on Projected Benefit Obligation	57,940	52,595	54,448	16,007	15,025	16,703
Expected Return on Plan Assets	(68,394)	(68,998)	(70,806)	-	-	-
Amortization of:
Transition Obligation (Asset)	8	8	8	46	46	46
Prior Service Cost	3,290	3,292	3,140	(849)	(629)	31
Actuarial Loss (Gain)	5,398	10,254	772	13,337	15,793	14,249
Net Periodic Expense	$11,566	$12,581	$555	$30,318	$33,266	$33,763

Significant assumptions used in determining net periodic benefit cost for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount Rate	6.35%	5.25%	6.25%	6.09%	5.25%	6.25%
Expected Return on Plan Assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Compensation Increase Rate	3.0-5.0%	3.0-5.0%	3.0-5.0%	n/a	n/a	n/a

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

BRIGGS & STRATTON CORPORATION

	By	/s/ James E. Brenn
James E. Brenn
September 17, 2007		Senior Vice President and
Chief Financial Officer

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