Form 10-Q
period 2007-09-30
BRIGGS & STRATTON CORP
filed 2007-11-08
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
COMMON STOCK, par value $0.01 per share	49,550,283

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	September 30, 2007	As Adjusted July 1, 2007
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$36,950	$29,469
Accounts receivable, net	233,535	327,475
Inventories -
Finished products and parts	429,456	345,763
Work in process	191,466	199,215
Raw materials	7,999	7,804

Total inventories	628,921	552,782

Deferred income tax asset	55,550	55,520
Prepaid expenses and other current assets	38,389	30,547

Total current assets	993,345	995,793

OTHER ASSETS:
Goodwill	250,107	250,107
Prepaid pension	103,593	103,247
Investments	45,906	47,326
Deferred loan costs, net	4,044	3,135
Other intangible assets, net	92,089	92,556
Other long-term assets, net	6,876	6,686

Total other assets	502,615	503,057

PLANT AND EQUIPMENT:
Cost	1,023,564	1,006,402
Less - accumulated depreciation	632,008	618,084

Total plant and equipment, net	391,556	388,318

TOTAL ASSETS	$1,887,516	$1,887,168

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 30, 2007	As Adjusted July 1, 2007
	(Unaudited)
CURRENT LIABILITIES:
Accounts payable	$155,565	$179,476
Accrued liabilities	160,572	170,555
Current maturity on long-term debt	—	116,139
Short-term debt	170,179	3,000

Total current liabilities	486,316	469,170

OTHER LIABILITIES:
Long-term debt	268,048	267,909
Deferred income tax liability	37,460	37,300
Accrued pension cost	39,878	39,438
Accrued employee benefits	20,182	20,072
Accrued postretirement health care obligation	182,979	186,868
Other long-term liabilities	36,422	20,357

Total other liabilities	584,969	571,944

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	74,933	73,149
Retained earnings	1,079,760	1,115,114
Accumulated other comprehensive loss	(127,162)	(128,951)
Treasury stock at cost, 8,148 and 8,222 shares, respectively	(211,879)	(213,837)

Total shareholders’ investment	816,231	846,054

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,887,516	$1,887,168

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 30, 2007	As Adjusted October 1, 2006
NET SALES	$366,669	$338,249

COST OF GOODS SOLD	323,225	291,971

Gross profit on sales	43,444	46,278

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	64,140	65,682

Loss from operations	(20,696)	(19,404)

INTEREST EXPENSE	(8,973)	(9,037)

OTHER INCOME, net	22	3,457

Loss before credit for income taxes	(29,647)	(24,984)

CREDIT FOR INCOME TAXES	(9,195)	(8,504)

NET LOSS	$(20,452)	$(16,480)

EARNINGS PER SHARE DATA -
Average shares outstanding	49,536	50,583

Basic loss per share	$(0.41)	$(0.33)

Diluted average shares outstanding	49,536	50,583

Diluted loss per share	$(0.41)	$(0.33)

CASH DIVIDENDS PER SHARE	$0.22	$0.22

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 30, 2007	As Adjusted October 1, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,452)	$(16,480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,612	18,154
Stock compensation expense	2,673	2,819
Earnings of unconsolidated affiliates, net of dividends	866	2,806
Loss on disposition of plant and equipment	467	37
Provision for deferred income taxes	(3,870)	(3,937)
Change in operating assets and liabilities:
Decrease in accounts receivable	93,940	45,610
Increase in inventories	(76,139)	(144,347)
Decrease in prepaid expenses and other current assets	7,276	10,785
Decrease in accounts payable, accrued liabilities, and income taxes	(45,407)	(20,397)
Increase (Decrease) in accrued/prepaid pension	53	(357)
Other, net	(2,280)	(2,922)

Net cash used in operating activities	(26,261)	(108,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(18,246)	(13,844)
Proceeds received on sale of plant and equipment	150	262

Net cash used in investing activities	(18,096)	(13,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on loans and notes payable	51,041	118,378
Issuance cost of amended revolver	(1,286)	—
Stock option proceeds and tax benefits	991	750
Treasury stock purchases	—	(48,232)

Net cash provided by financing activities	50,746	70,896

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,092	(6)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,481	(50,921)

CASH AND CASH EQUIVALENTS, beginning	29,469	95,091

CASH AND CASH EQUIVALENTS, ending	$36,950	$44,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$17,151	$15,988

Income taxes paid	$9,357	$644

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton Corporation (the Company), adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

Change in Accounting Principle

Effective July 2, 2007, the Company has changed the method it uses to compute the market related value of the assets within its qualified defined benefit pension plan. The market related value of pension assets is used to calculate the expected return on plan assets. The Company believes that the new method is preferable as it more closely approximates the fair market value of the plan assets. For the first quarter of fiscal 2008, the Company recorded pension income of $685,000 (pre-tax). Generally accepted accounting principles require that the impact of this change in accounting be applied retrospectively to all periods presented. As a result, all prior period financial statements have been adjusted to give effect to the cumulative impact of this change. The adjusted first quarter of fiscal 2007 now reflects pension income of $658,000 (pre-tax). The following financial statement items for fiscal 2007 were affected by this change in accounting principle:

Consolidated Condensed Balance Sheet:

	July 1, 2007
	As Reported	Adjustment	As Adjusted
Retained earnings	1,042,673	72,441	1,115,114
Accumulated other comprehensive loss	(56,510)	(72,441)	(128,951)

Consolidated Condensed Statement of Income:

	Three months ended October 1, 2006
	As Reported	Adjustment	As Adjusted
Cost of goods sold	293,887	(1,916)	291,971
Gross profit on sales	44,362	1,916	46,278
Engineering, selling, general and administrative expenses	66,321	(639)	65,682
Loss from operations	(21,959)	2,555	(19,404)
Loss before credit for income taxes	(27,539)	2,555	(24,984)
Credit for income taxes	(9,501)	997	(8,504)
Net loss	(18,038)	1,558	(16,480)

Basic loss per share	(0.36)	0.03	(0.33)
Diluted loss per share	(0.36)	0.03	(0.33)

Consolidated Condensed Statement of Cash Flows:

	Three months ended October 1, 2006
	As Reported	Adjustment	As Adjusted
Net loss	(18,038)	1,558	(16,480)
Other, net	(1,364)	(1,558)	(2,922)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Common Stock

Briggs & Stratton did not repurchase any common shares during the first quarter of 2008. Briggs & Stratton repurchased 1,733,200 common shares at a total cost of $48.2 million during the first quarter of fiscal 2007.

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

Shares outstanding used to compute diluted earnings per share for the quarter ended September 30, 2007 excluded approximately 171,000 shares for restricted and deferred stock and outstanding options to purchase approximately 3,600,000 shares of common stock as their inclusion would have been anti-dilutive. Shares outstanding used to compute diluted earnings per share for the quarter ended October 1, 2006 excluded approximately 157,000 shares for restricted and deferred stock and outstanding options to purchase approximately 3,467,000 shares of common stock as their inclusion would have been anti-dilutive.

Information on earnings per share is as follows (in thousands):

	Three Months Ended
	September 30, 2007	As Adjusted October 1, 2006
Net loss	$(20,452)	$(16,480)

Average shares of common stock outstanding	49,536	50,583

Diluted average shares of common stock outstanding	49,536	50,583

Comprehensive Income

Comprehensive income is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income is defined as net income and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive loss is as follows (in thousands):

	Three Months Ended
	September 30, 2007	As Adjusted October 1, 2006
Net loss	$(20,452)	$(16,480)
Cumulative translation adjustments	1,775	461
Unrealized loss on derivative instruments	(1,504)	(1,190)
Unrecognized pension and postretirement obligation	1,518	—

Total comprehensive loss	$(18,663)	$(17,209)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	September 30, 2007	As Adjusted July 1, 2007
Cumulative translation adjustments	$13,574	$11,799
Unrealized loss on derivative instruments	(2,605)	(1,101)
Unrecognized pension and postretirement obligation	(138,131)	(139,649)

Accumulated other comprehensive loss	$(127,162)	$(128,951)

Derivatives

Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value. Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage currency and certain material exposures. These instruments generally do not have a maturity of more than twelve months.

Changes in the fair value of cash flow hedges to manage its foreign currency exposure are recorded on the Consolidated Condensed Statements of Income or as a component of Accumulated Other Comprehensive Loss. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transactions occur. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

Briggs & Stratton manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, Briggs & Stratton hedges approximately 50-80% of its anticipated monthly natural gas usage along with a pool of other companies. Briggs & Stratton does not hold any actual futures contracts, and actual delivery of natural gas is not required of the participants in the program. Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by Briggs & Stratton in the period. The fair value of the underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss, which are reclassified into the income statement as the monthly cash settlements occur and actual natural gas is consumed.

Briggs & Stratton manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. Briggs & Stratton hedges approximately 35% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made.

Segment Information

Briggs & Stratton operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended
	September 30, 2007	As Adjusted October 1, 2006
NET SALES:
Engines	$208,416	$189,596
Power Products	186,991	186,887
Inter-Segment Eliminations	(28,738)	(38,234)

Total *	$366,669	$338,249

* Includes sales originating in foreign countries of	$45,845	$45,985

GROSS PROFIT ON SALES:
Engines	$35,254	$26,615
Power Products	8,025	20,253
Inter-Segment Eliminations	165	(590)

Total	$43,444	$46,278

INCOME (LOSS) FROM OPERATIONS:
Engines	$(10,228)	$(21,567)
Power Products	(10,633)	2,753
Inter-Segment Eliminations	165	(590)

Total	$(20,696)	$(19,404)

Warranty

Briggs & Stratton recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Three Months Ended
	September 30, 2007	October 1, 2006
Beginning balance	$54,566	$53,233
Payments	(15,935)	(9,437)
Provision for current year warranties	7,099	8,190
Adjustment to prior year’s warranties	(900)	(1,600)

Ending balance	$44,830	$50,386

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $2.7 million and $2.8 million for the quarters ended September 30, 2007 and October 1, 2006, respectively.

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits Three Months Ended		Other Postretirement Benefits Three Months Ended
	September 30, 2007	As Adjusted October 1, 2006	September 30, 2007	October 1, 2006
Components of net periodic expense:
Service cost-benefits earned	$3,623	$3,272	$471	$606
Interest cost on projected benefit obligation	15,114	14,484	3,475	3,981
Expected return on plan assets	(20,379)	(19,562)	—	—
Amortization of:
Transition obligation	2	2	11	12
Prior service cost	822	823	(213)	(213)
Actuarial loss	1,141	1,243	2,682	3,560

Net periodic expense	$323	$262	$6,426	$7,946

Briggs & Stratton is not required to, nor intends to, make any contributions to the pension plans in fiscal 2008. The Company was not required to make any contributions to the pension plans in fiscal 2007, but did contribute $3.0 million during the first quarter of fiscal 2007.

Briggs & Stratton expects to make benefit payments of approximately $1.7 million attributable to its non-qualified pension plans during fiscal 2008. During the first quarter of fiscal 2008, Briggs & Stratton made payments of approximately $0.3 million for its non-qualified pension plans. Briggs & Stratton anticipates making benefit payments of approximately $30.6 million for its other postretirement benefit plans during fiscal 2008. During the first quarter of fiscal 2008, Briggs & Stratton had made payments of $7.6 million for its other postretirement benefit plans.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 is effective for fiscal years beginning after November 15, 2007. At this time, the impact of adoption of SFAS 159 on our consolidated financial position is being assessed.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of a postretirement benefit plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Briggs & Stratton adopted the SFAS 158 in the fourth quarter of fiscal 2007.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48) on July 2, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The cumulative effect of adopting FIN 48 was an increase of $4 million in tax reserves and a decrease of $4 million to the July 2, 2007 retained earnings balance.

As of July 2, 2007, the Company had $23 million of gross unrecognized tax benefits. Of this amount, $15 million represents the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 2, 2007, the Company had $6 million accrued for interest and penalties. We do not anticipate that there will be a significant change in the amount of unrecognized tax benefits in the next twelve months.

The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations by tax authorities before 2003 and is currently under examination by the IRS for taxable years ending in 2004 and 2005. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities before 1997.

Commitments and Contingencies

The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the Company and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs have amended their complaint several times and currently seek an injunction, compensatory and punitive damages, and attorneys’ fees under various federal and state laws including the Racketeer Influenced and Corrupt Organization Act on behalf of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH). The defendants subsequently filed cross claims against each other for indemnification and contribution, and filed a motion to dismiss the amended complaint. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss the amended complaint in its entirety, but the order permits the plaintiffs to re-file a complaint after amending several claims. An opinion of the Court providing more detail concerning its order is expected but has not yet been filed. Two defendants, MTD Products, Inc. and American Honda Motor Company, have notified the Court that they have reached a settlement with the putative plaintiff class, but neither defendant’s agreement has yet been approved by the Court.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position.

Impairment and Disposal Charges

Impairment charges were recognized in the Consolidated Condensed Statements of Income for $43.1 million pretax ($26.2 million after tax) during fiscal 2007, of which $33.9 and $9.2 million were recognized in the Engines and Power Products Segments, respectively. The entire $33.9 million was recognized in the third

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

quarter of fiscal 2007 and $1.3 million and $7.9 million of the $9.2 million were recognized in the third and fourth quarter of fiscal 2007, respectively. The Engines Segment $33.9 million charge was primarily for the write-down of assets of the Rolla, Missouri (Rolla) engine manufacturing facility that will be closed during the second quarter of fiscal 2008. The $9.2 million recognized in the Power Products Segment primarily relates to the closure of the Port Washington, Wisconsin production facility expected to be completed in the second quarter of fiscal 2009. For each segment, it was determined that the carrying value of the assets exceeded the undiscounted cash flows. The impairment was computed as the difference between estimated fair value and the carrying value of the assets. Fair value was determined based on market prices for comparable assets.

Additionally, a liability was recorded within costs of goods sold to accrue for severance payments to be paid to the employees of the Rolla facility upon its close. Accrued severance at July 1, 2007 was approximately $1.1 million, all of which was recorded in the fourth quarter of fiscal 2007. Another approximately $1.3 million was accrued in the first quarter of fiscal 2008, and approximately $0.4 million was paid in the first quarter of fiscal 2008, resulting in a total accrual of approximately $2.0 million at September 30, 2007. Severance payments are contingent upon an employee working through the scheduled end date, and will continue to accrue until the plant closes.

Financial Information of Subsidiary Guarantor of Indebtedness

In June 1997, Briggs & Stratton issued $100 million of 7.25% senior notes, in May 2001, Briggs & Stratton issued $275 million of 8.875% senior notes and in February 2005, Briggs & Stratton issued $125 million of variable rate term notes. In addition, Briggs & Stratton had a $350 million revolving credit facility used to finance seasonal working capital needs that was to expire in May 2009.

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used the proceeds of the Revolver to, among other things, pay off the remaining amount outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions and retire the 7.25% senior notes that were due in September 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. The Revolver contains covenants that the Company considers usual and customary for an agreement of this type, including a Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio. Certain of the Company’s subsidiaries are required to be guarantors of the Company’s obligations under the Revolver.

Under the terms of Briggs & Stratton’s 8.875% senior notes, 7.25% senior notes, variable rate term notes, and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC and its wholly owned subsidiary, Simplicity Manufacturing, Inc., are joint and several guarantors of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of Briggs & Stratton constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If Briggs & Stratton were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. Briggs & Stratton had the following outstanding amounts related to the guaranteed debt (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	September 30, 2007 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$268,048	$270,000

Revolving Credit Facility, expiring July 12, 2012	$121,000	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of September 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$603,147	$815,274	$181,291	$(606,367)	$993,345
Investment in subsidiaries	787,435	—	—	(787,435)	—
Non-current assets	413,819	444,475	35,877	—	894,171

	$1,804,401	$1,259,749	$217,168	$(1,393,802)	$1,887,516

Current liabilities	$488,253	$445,205	$143,966	$(591,108)	$486,316
Long-term debt	268,048	—	—	—	268,048
Other long-term obligations	216,610	99,894	417	—	316,921
Shareholders’ investment	831,490	714,650	72,785	(802,694)	816,231

	$1,804,401	$1,259,749	$217,168	$(1,393,802)	$1,887,516

BALANCE SHEET

As of July 1, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$566,656	$833,255	$176,817	$(580,935)	$995,793
Investment in subsidiaries	793,747	—	—	(793,747)	—
Non-current assets	418,213	438,506	34,656	—	891,375

	$1,778,616	$1,271,761	$211,473	$(1,374,682)	$1,887,168

Current liabilities	$443,188	$449,475	$140,043	$(563,536)	$469,170
Long-term debt	267,909	—	—	—	267,909
Other long-term obligations	204,066	99,571	398	—	304,035
Shareholders’ investment	863,453	722,715	71,032	(811,146)	846,054

	$1,778,616	$1,271,761	$211,473	$(1,374,682)	$1,887,168

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended September 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$196,867	$177,654	$45,845	$(53,697)	$366,669
Cost of goods sold	169,404	172,161	36,895	(55,235)	323,225

Gross profit	27,463	5,493	8,950	1,538	43,444
Engineering, selling, general and administrative expenses	37,213	18,432	8,495	—	64,140

Income (loss) from operations	(9,750)	(12,939)	455	1,538	(20,696)
Interest expense	(9,464)	(72)	(58)	621	(8,973)
Other income (expense), net	(6,773)	905	(613)	6,503	22

Loss before income taxes	(25,987)	(12,106)	(216)	8,662	(29,647)
Provision (credit) for income taxes	(8,056)	(4,019)	359	2,521	(9,195)

Net loss	$(17,931)	$(8,087)	$(575)	$6,141	$(20,452)

STATEMENT OF INCOME

For the Three Months Ended October 1, 2006

As Adjusted

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$180,185	$181,487	$45,985	$(69,408)	$338,249
Cost of goods sold	156,268	164,524	38,358	(67,179)	291,971

Gross profit	23,917	16,963	7,627	(2,229)	46,278
Engineering, selling, general and administrative expenses	40,319	16,794	8,569	—	65,682

Income (Loss) from operations	(16,402)	169	(942)	(2,229)	(19,404)
Interest expense	(9,584)	(5)	(70)	622	(9,037)
Other income (expense), net	857	954	(158)	1,804	3,457

Income (Loss) before income taxes	(25,129)	1,118	(1,170)	197	(24,984)
Provision (Credit) for income taxes	(8,554)	4	141	(95)	(8,504)

Net income (loss)	$(16,575)	$1,114	$(1,311)	$292	$(16,480)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(44,313)	$11,641	$5,712	$699	$(26,261)

Cash Flows from Investing Activities:
Additions to plant and equipment	(6,807)	(10,537)	(902)	—	(18,246)
Proceeds received on sale of plant and equipment	40	82	28	—	150
Cash investment in subsidiary	(383)	—	—	383	—

Net Cash Used in Investing Activities	(7,150)	(10,455)	(874)	383	(18,096)

Cash Flows from Financing Activities:
Net borrowings on loans and notes payable	47,852	2,228	1,660	(699)	51,041
Issuance cost of amended revolver	(1,286)	—	—	—	(1,286)
Stock option proceeds and tax benefits	991	—	—	—	991
Capital contributions received	—	383	—	(383)	—

Net Cash Provided by Financing Activities	47,557	2,611	1,660	(1,082)	50,746

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,092	—	1,092

Net Increase (Decrease) in Cash and Cash Equivalents	(3,906)	3,797	7,590	—	7,481
Cash and Cash Equivalents, Beginning	8,785	(1,402)	22,086	—	29,469

Cash and Cash Equivalents, Ending	$4,879	$2,395	$29,676	$—	$36,950

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended October 1, 2006

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(163,547)	$48,656	$(2,251)	$8,913	$(108,229)

Cash Flows from Investing Activities:
Additions to plant and equipment	(7,075)	(2,661)	(4,108)	—	(13,844)
Proceeds received on sale of plant and equipment	223	31	8	—	262
Capital contributions to subsidiary	(383)	—	(148)	531	—

Net Cash Used in Investing Activities	(7,235)	(2,630)	(4,248)	531	(13,582)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	169,236	(48,591)	6,165	(8,432)	118,378
Dividends	—	—	481	(481)	—
Stock option proceeds and tax benefits	750	—	—	—	750
Treasury stock purchases	(48,232)		—	—	(48,232)
Capital contributions received	—	383	148	(531)	—

Net Cash Provided by (Used in) Financing Activities	121,754	(48,208)	6,794	(9,444)	70,896

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(6)	—	(6)

Net Increase (Decrease) in Cash and Cash Equivalents	(49,028)	(2,182)	289	—	(50,921)
Cash and Cash Equivalents, Beginning	57,623	6,812	30,656	—	95,091

Cash and Cash Equivalents, Ending	$8,595	$4,630	$30,945	$—	$44,170

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the first quarter of fiscal 2008 totaled $367 million, an increase of $28 million or 8% when compared to fiscal 2007.

First quarter net sales for the Engines Segment were $208 million versus $190 million in fiscal 2007, an increase of $18 million or 10%. This increase reflects 5% greater engine unit shipments compared to the same period a year ago. The increase in engine unit volume was attributable to good late season sell-through in certain regions of the United States. The sell-through, coupled with lower retail and OEM inventories and improved demand, resulted in replenishment orders for engines, a situation that did not exist in the first quarter a year ago. The majority of the remainder of the improvement was attributable to favorable Euro exchange rates.

First quarter fiscal 2008 Power Products Segment net sales were similar to the first quarter of 2007 at $187 million. While total segment net sales were consistent between years, shipments of lawn and garden equipment were approximately 12% greater than the prior year due to increased orders from dealers needing to replenish inventories due to demand during the summer months. Sales of portable generators were down approximately 47% from the same period a year ago. Both the current and last year’s first quarters lacked demand created by landed-hurricanes. However, last year’s first quarter did have the benefit of some generator replenishment demand created by tax holiday sales in Florida, while this year’s demand from the tax holiday event was negligible.

GROSS PROFIT MARGIN

The consolidated gross profit margin in the first quarter of fiscal 2008 decreased to 11.8% from 13.7% in the same period last year.

Engines Segment margins increased to 16.9% in the first quarter of fiscal 2008 from 14.0 % in the first quarter of fiscal 2007. The margin improvement is due to favorable foreign currency exchange rate changes (primarily the Euro) and planned lower spending in manufacturing expense categories, offset by $4.0 million of expenses related to the planned closure of the Rolla facility.

The Power Products Segment gross profit margin decreased to 4.3% for the first quarter of fiscal 2008 from 10.8 % in the first quarter of fiscal 2007. This margin decline is a result of lower production volumes of portable generators, increased cost related to components purchased in Euros and planned initial startup costs associated with the previously announced new lawn equipment plant located in Newbern, Tennessee.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $64 million in the first quarter of fiscal 2008, a decrease of $2 million or 2% from the first quarter of fiscal 2007. This decrease is primarily attributable to planned reduced marketing and advertising expenses and legal and professional fees.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2008 was consistent with the first quarter of 2007 at $9 million.

PROVISION FOR INCOME TAXES

The effective tax rates used in the first quarter of fiscal 2008 and fiscal 2007 were 31.0% and 34.5%, respectively. The decrease is due to the impact of the increase of certain tax credits available to the Company. The effective tax rate for the full year is projected to be in the range of 30% to 32%.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first quarter of fiscal 2008 was $26 million as compared to $108 million for fiscal 2007, an $82 million improvement. During the first quarter of fiscal 2008 changes to working capital accounts including inventory, accounts payable, and accounts receivable, resulted in a $91 million increase in cash flows from operating activities as compared to the first quarter of fiscal 2007. A focus on lowering inventory levels resulted in less of an inventory build up in the first quarter of fiscal 2008, as compared to the same period a year ago. Additionally, lower production levels resulted in reduced accounts payable. The change in accounts receivable is a result of the timing of collections.

In the first quarter of fiscal 2008, $18 million was used for investing activities as compared to $14 million in fiscal 2007. This $4 million increase is a result of increased additions to plant and equipment, primarily related to the new lawn equipment plant located in Newbern, Tennessee and projects in McDonough, Georgia, both of which are taking on additional capacity due to the future closure of our Port Washington, Wisconsin facility. Additionally, capital projects are occurring in our Poplar Bluff, Missouri facility as it prepares for additional capacity from the future closure of our Rolla, Missouri facility.

Net cash provided by financing activities was $51 million in fiscal 2008, a $20 million decrease from the $71 million provided in the first quarter of fiscal 2007. This decrease is attributable to decreased net borrowings of $67 million for working capital purposes, offset by the absence of treasury share repurchases in fiscal 2008. Treasury share repurchases of 1.7 million shares or $48 million were made during the first quarter of fiscal 2007 whereas no treasury share repurchases were made in the first quarter of 2008.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used the proceeds of the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of the end of the first quarter of fiscal 2008, the unused availability of the revolving credit facility is approximately $379 million. This credit facility and Briggs and Stratton’s other indebtedness contain restrictive covenants as described in Notes 8 and 19 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the first quarter of fiscal 2008, Briggs & Stratton was in compliance with these covenants.

On August 10, 2006, Briggs & Stratton announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions during fiscal 2007 and fiscal 2008. The timing and

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

amount of actual purchases will depend upon the market price of the stock and certain governing loan covenants. As of September 30, 2007, approximately $48 million of common stock has been repurchased under this plan.

Management expects cash outflows for capital expenditures to be approximately $80 million in fiscal 2008. These anticipated expenditures provide for continued investment in equipment and new products. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund capital requirements for the foreseeable future.

OTHER MATTERS

A discussion of impairment and disposal charges is included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading Impairment and Disposal Charges and incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the September 17, 2007, filing of the Company’s Annual Report on Form 10-K/A.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 17, 2007, filing of the Company’s Annual Report on Form 10-K/A.

CRITICAL ACCOUNTING POLICIES

Other than the change in the method the Company uses to compute the market related value of the assets within its qualified defined benefit pension plan discussed in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading Change in Accounting Principle, there have been no material changes in Briggs & Stratton’s critical accounting policies since the September 17, 2007 filing of its Annual Report on Form 10-K/A. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

NEW ACCOUNTING PRONOUNCEMENTS

A discussion of new accounting pronouncements is included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading New Accounting Pronouncements and incorporated herein by reference.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

There have been no material changes since the September 17, 2007, filing of the Company’s Annual Report on Form 10-K/A.

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

At the Annual Meeting of Shareholders on October 17, 2007, director nominees named below were elected to a three-year term expiring in 2010 by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
William F. Achtmeyer	45,006,065	373,384
David L. Burner	45,022,719	356,730
Mary K. Bush	44,339,268	1,040,181

Directors whose terms of office continue past the Annual Meeting of Shareholders are Michael E. Batten, Keith R. McLoughlin, Robert J. O’Toole, John S. Shiely, Charles I. Story and Brian C. Walker.

Shareholders ratified the selection of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm. The vote was 45,149,586 for the proposal, 133,973 against, with 95,888 abstentions.

ITEM 6.	EXHIBITS

Exhibit Number	Description
10.0	Amended and Restated Form of Officer Employment Agreement (Filed herewith)

10.1	Amended and Restated Form of Change of Control Employment Agreement (Filed herewith)

10.2	Amended and Restated Supplemental Executive Retirement Plan (Filed herewith)

10.3	Amended and Restated Supplemental Employee Retirement Plan (Filed herewith)

10.4	Amended and Restated Key Employee Savings and Investment Plan (Filed herewith)

10.5	Summary of Director Compensation (Filed herewith)

10.6	Amended and Restated Deferred Compensation Plan for Directors (Filed herewith)

10.7	Powerful Solution Incentive Compensation Program (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

10.8	Amendment to the Briggs & Stratton Corporation Economic Value Added Incentive Compensation Plan (Filed herewith)

10.9

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

(Filed as exhibit 4.1 to the Company’s Report on Form 8-K dated July 12, 2007 and incorporated by reference herein)

18.0	Letter from PricewaterhouseCoopers LLP re: Change in Accounting Principle (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: November 8, 2007	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
10.0	Amended and Restated Form of Officer Employment Agreement (Filed herewith)

10.1	Amended and Restated Form of Change of Control Employment Agreement (Filed herewith)

10.2	Amended and Restated Supplemental Executive Retirement Plan (Filed herewith)

10.3	Amended and Restated Supplemental Employee Retirement Plan (Filed herewith)

10.4	Amended and Restated Key Employee Savings and Investment Plan (Filed herewith)

10.5	Summary of Director Compensation (Filed herewith)

10.6	Amended and Restated Deferred Compensation Plan for Directors (Filed herewith)

10.7	Powerful Solution Incentive Compensation Program (Filed herewith)

10.8	Amendment to the Briggs & Stratton Corporation Economic Value Added Incentive Compensation Plan (Filed herewith)

10.9

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

(Filed as exhibit 4.1 to the Company’s Report on Form 8-K dated July 12, 2007 and incorporated by reference herein)

18.0	Letter from PricewaterhouseCoopers LLP re: Change in Accounting Principle (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)