Form 10-Q
period 2007-12-30
BRIGGS & STRATTON CORP
filed 2008-02-07
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

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

(Address of Principal Executive Offices) (Zip Code)

414/259-5333

(Registrant’s telephone number, including area code)

Yes ☒ No ☐	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Yes ☐ No ☒	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2008
COMMON STOCK, par value $0.01 per share	49,704,781 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	December 30, 2007	As Adjusted July 1, 2007
CURRENT ASSETS:
Cash and cash equivalents	$48,921	$29,469
Accounts receivable, net	342,410	327,475
Inventories -
Finished products and parts	422,053	345,763
Work in process	205,966	199,215
Raw materials	8,262	7,804

Total inventories	636,281	552,782

Deferred income tax asset	52,695	55,520
Prepaid expenses and other current assets	38,726	30,547

Total current assets	1,119,033	995,793

OTHER ASSETS:
Goodwill	250,107	250,107
Prepaid pension	105,032	103,247
Investments	18,170	47,326
Deferred loan costs, net	3,748	3,135
Other intangible assets, net	91,621	92,556
Other long-term assets, net	6,921	6,686

Total other assets	475,599	503,057

PLANT AND EQUIPMENT:
Cost	1,008,428	1,006,402
Less-accumulated depreciation	614,959	618,084

Total plant and equipment, net	393,469	388,318

TOTAL ASSETS	$1,988,101	$1,887,168

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 30, 2007	As Adjusted July 1, 2007
CURRENT LIABILITIES:
Accounts payable	$130,105	$179,476
Accrued liabilities	172,857	170,555
Current maturity on long-term debt	—	116,139
Short-term debt	281,059	3,000

Total current liabilities	584,021	469,170

OTHER LIABILITIES:
Long-term debt	266,197	267,909
Deferred income tax liability	38,942	37,300
Accrued pension cost	40,176	39,438
Accrued employee benefits	20,293	20,072
Accrued postretirement health care obligation	185,997	186,868
Other long-term liabilities	36,307	20,357

Total other liabilities	587,912	571,944

SHAREHOLDERS’ INVESTMENT:
Common stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	75,521	73,149
Retained earnings	1,074,296	1,115,114
Accumulated other comprehensive loss	(122,349)	(128,951)
Treasury stock at cost, 8,148 and 8,222 shares, respectively	(211,879)	(213,837)

Total shareholders’ investment	816,168	846,054

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,988,101	$1,887,168

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2007	As Adjusted December 31, 2006	December 30, 2007	As Adjusted December 31, 2006
NET SALES	$478,837	$423,059	$845,506	$761,308
COST OF GOODS SOLD	432,220	353,779	755,445	645,749

Gross profit on sales	46,617	69,280	90,061	115,559
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	66,430	64,214	130,570	129,896

Income (Loss) from operations	(19,813)	5,066	(40,509)	(14,337)
INTEREST EXPENSE	(10,610)	(11,829)	(19,583)	(20,866)
OTHER INCOME, net	37,995	921	38,017	4,378

Income (Loss) before provision (credit) for income taxes	7,572	(5,842)	(22,075)	(30,825)
PROVISION (CREDIT) FOR INCOME TAXES	2,134	(1,490)	(7,060)	(9,995)

NET INCOME (LOSS)	$5,438	$(4,352)	$(15,015)	$(20,830)

EARNINGS PER SHARE DATA -
Average shares outstanding	49,536	50,583	49,543	49,983

Basic earnings (loss) per share	$0.11	$(0.09)	$(0.30)	$(0.42)

Diluted average shares outstanding	49,637	50,583	49,543	49,983

Diluted earnings (loss) per share	$0.11	$(0.09)	$(0.30)	$(0.42)

CASH DIVIDENDS PER SHARE	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 30, 2007	As Adjusted December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,015)	$(20,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,930	36,410
Stock compensation expense	3,261	4,896
Earnings of unconsolidated affiliates, net of dividends	955	2,082
Loss (Gain) on disposition of plant and equipment	(404)	174
Gain on sale of investment	(36,960)	—
Provision (Credit) for deferred income taxes	465	(2,735)
Change in operating assets and liabilities:
Increase in accounts receivable	(14,933)	(32,971)
Increase in inventories	(83,498)	(215,389)
Decrease in prepaid expenses and other current assets	8,797	10,515
Decrease in accounts payable, accrued liabilities, and income taxes	(52,329)	(13,231)
Decrease in accrued/prepaid pension	(1,129)	(2,925)
Other, net	(6,783)	(7,189)

Net cash used in operating activities	(162,643)	(241,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(34,177)	(29,866)
Proceeds received on sale of plant and equipment	523	442
Proceeds received on sale of investment	66,011	—
Other, net	(503)	—

Net cash provided by (used in) investing activities	31,854	(29,424)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on loans and notes payable	159,920	270,040
Issuance cost of amended revolver	(1,286)	—
Dividends paid	(10,901)	(11,267)
Stock option proceeds and tax benefits	991	750
Treasury stock purchases	—	(48,232)

Net cash provided by financing activities	148,724	211,291

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,517	828

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,452	(58,498)
CASH AND CASH EQUIVALENTS, beginning	29,469	95,091

CASH AND CASH EQUIVALENTS, ending	$48,921	$36,593

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$20,952	$18,745

Income taxes paid	$2,798	$1,320

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

Change in Accounting Principle

Effective July 2, 2007, the Company has changed the method it uses to compute the market-related value of the assets within its qualified defined benefit pension plan. The market-related value of pension assets (MRVA) is used to calculate the expected return on plan assets. Previously, the Company computed the market-related value of plan assets by adding actual dividends and interest to the MRVA balance and amortizing unrealized and realized gains and losses on assets on a straight line basis over five years. Under the new method, the expected return on plan assets will be added to the MRVA balance and any differences between the expected and actual returns on plan assets will be deferred and amortized on a straight line basis over five years. The Company believes that the former and new methods of computing the market-related value of plan assets both recognize changes in fair value in a systematic and rational manner. However, the Company believes that the new method is preferable because the new method has the effect of deferring less investment gains and losses during periods of volatile investment markets and therefore more closely approximates the fair market value of the plan assets. The Company recorded pension income of $1.8 million (pre-tax) and $2.5 million (pre-tax) in the three and six months ended December 30, 2007, respectively. Generally accepted accounting principles require that the impact of this change in accounting be applied retrospectively to all periods presented. As a result, all prior period financial statements have been adjusted to give effect to the cumulative impact of this change. The adjusted three and six months ended December 31, 2006 now reflect pension income of $0.7 million (pre-tax) and $1.3 million (pre-tax), respectively. The following financial statement items for fiscal 2007 were affected by this change in accounting principle:

Consolidated Condensed Balance Sheet:

	July 1, 2007
	As Reported	Adjustment	As Adjusted
Retained earnings	1,042,673	72,441	1,115,114
Accumulated other comprehensive loss	(56,510)	(72,441)	(128,951)

Consolidated Condensed Statements of Income:

	Three months ended December 31, 2006
	As Reported	Adjustment	As Adjusted
Cost of goods sold	355,695	(1,916)	353,779
Gross profit on sales	67,364	1,916	69,280
Engineering, selling, general and administrative expenses	64,853	(639)	64,214
Income from operations	2,511	2,555	5,066
Loss before credit for income taxes	(8,397)	2,555	(5,842)
Credit for income taxes	(2,487)	997	(1,490)
Net loss	(5,910)	1,558	(4,352)
Basic loss per share	(0.12)	0.03	(0.09)
Diluted loss per share	(0.12)	0.03	(0.09)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six months ended December 31, 2006
	As Reported	Adjustment	As Adjusted
Cost of goods sold	649,582	(3,833)	645,749
Gross profit on sales	111,726	3,833	115,559
Engineering, selling, general and administrative expenses	131,174	(1,278)	129,896
Loss from operations	(19,448)	5,111	(14,337)
Loss before credit for income taxes	(35,936)	5,111	(30,825)
Credit for income taxes	(11,988)	1,993	(9,995)
Net loss	(23,948)	3,118	(20,830)
Basic loss per share	(0.48)	0.06	(0.42)
Diluted loss per share	(0.48)	0.06	(0.42)

Consolidated Condensed Statement of Cash Flows:

	Six months ended December 31, 2006
	As Reported	Adjustment	As Adjusted
Net loss	(23,948)	3,118	(20,830)
Provision for deferred income taxes	(4,728)	1,993	(2,735)
Other, net	(2,078)	(5,111)	(7,189)

Common Stock

The Company did not repurchase any common shares during the first or second quarters of fiscal 2008. The Company repurchased 1,733,200 common shares at a total cost of $48.2 million during the first quarter of fiscal 2007, and did not repurchase any common shares during the second quarter of fiscal 2007.

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

Shares outstanding used to compute diluted earnings per share for the three months ended December 30, 2007 excluded outstanding options to purchase approximately 3,885,000 of common stock because the options’ exercise price was greater than the average market price of the common shares. Shares outstanding used to compute diluted earnings per share for the six months ended December 30, 2007 excluded approximately 180,000 shares for restricted and deferred stock and outstanding options to purchase

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

approximately 567,000 shares of common stock as their inclusion would have been anti-dilutive. Additionally, outstanding options to purchase approximately 3,179,000 shares of common stock were excluded from the diluted earnings per share for the six months ended December 30, 2007 because the options’ exercise price was greater than the average market price of the common shares.

Shares outstanding used to compute diluted earnings per share for the three months ended December 31, 2006 excluded approximately 147,000 shares for restricted and deferred stock and outstanding options to purchase approximately 721,000 shares of common stock as their inclusion would have been anti-dilutive. Additionally, outstanding options to purchase approximately 2,722,000 shares of common stock were excluded from the diluted earnings per share for the three months ended December 31, 2006 because the options’ exercise price was greater than the average market price of the common shares. Shares outstanding used to compute diluted earnings per share for the six months ended December 31, 2006 excluded approximately 144,000 shares for restricted and deferred stock and outstanding options to purchase approximately 721,000 shares of common stock as their inclusion would have been anti-dilutive. Additionally, outstanding options to purchase approximately 2,596,000 shares of common stock were excluded from the diluted earnings per share for the six months ended December 31, 2006 because the options’ exercise price was greater than the average market price of the common shares.

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2007	As Adjusted December 31, 2006	December 30, 2007	As Adjusted December 31, 2006
Net income (loss)	$5,438	$(4,352)	$(15,015)	$(20,830)

Average shares of common stock outstanding	49,536	50,583	49,543	49,983
Incremental common shares applicable to restricted and deferred common stock based on the common stock average market price during the period	101	—	—	—
Diluted average shares of common stock outstanding	49,637	50,583	49,543	49,983

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

	Three Months Ended		Six Months Ended
	December 30, 2007	As Adjusted December 31, 2006	December 30, 2007	As Adjusted December 31, 2006
Net income (loss)	$5,438	$(4,352)	$(15,015)	$(20,830)
Cumulative translation adjustments	2,321	1,057	4,096	1,518
Unrealized gain (loss) on derivative instruments	974	(1,586)	(530)	(2,776)
Amortization of net actuarial loss and prior service cost	1,518	—	3,036	—

Total comprehensive income (loss)	$10,251	$(4,881)	$(8,413)	$(22,088)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	December 30, 2007	As Adjusted July 1, 2007
Cumulative translation adjustments	$15,895	$11,799
Unrealized loss on derivative instruments	(1,631)	(1,101)
Pension and postretirement plans	(136,613)	(139,649)

Accumulated other comprehensive loss	$(122,349)	$(128,951)

Derivatives

Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value. The Company enters into derivative contracts designated as cash flow hedges to manage currency and certain material exposures. These instruments generally do not have a maturity of more than twelve months.

Changes in the fair value of cash flow hedges to manage its foreign currency exposure are recorded on the Consolidated Condensed Statements of Income or as a component of Accumulated Other Comprehensive Loss. The amounts included in Accumulated Other Comprehensive Loss will be reclassified into income when the forecasted transactions occur. These forecasted transactions represent the exporting of products for which the Company will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

The Company manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, the Company hedges approximately 50-80% of its anticipated monthly natural gas usage along with a pool of other companies. The Company does not hold any actual futures contracts, and actual delivery of natural gas is not required of the participants in the program. Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by the Company in the period. The fair value of the underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss, which are reclassified into the Consolidated Condensed Statements of Income as the monthly cash settlements occur and actual natural gas is consumed.

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges approximately 35% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

if the forward purchase contracts are deemed to be effective and are reclassified into the Consolidated Condensed Statements of Income when sales of inventory are made. Changes in the fair value of any derivative deemed to be ineffective would be immediately recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2007	As Adjusted December 31, 2006	December 30, 2007	As Adjusted December 31, 2006
NET SALES:
Engines	$315,537	$279,018	$523,953	$468,614
Power Products	196,995	170,406	383,986	357,293
Inter-Segment Eliminations	(33,695)	(26,365)	(62,433)	(64,599)

Total *	$478,837	$423,059	$845,506	$761,308

* Includes sales originating in foreign countries of	$52,551	$47,204	$98,396	$93,189
GROSS PROFIT ON SALES:
Engines	$43,421	$55,344	$78,675	$81,960
Power Products	2,536	13,477	10,561	33,730
Inter-Segment Eliminations	660	459	825	(131)

Total	$46,617	$69,280	$90,061	$115,559

INCOME (LOSS) FROM OPERATIONS:
Engines	$(4,857)	$8,585	$(15,085)	$(12,981)
Power Products	(15,616)	(3,978)	(26,249)	(1,225)
Inter-Segment Eliminations	660	459	825	(131)

Total	$(19,813)	$5,066	$(40,509)	$(14,337)

Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. In the second quarter of fiscal 2008, the Company incurred $17.7 million of expenses to accrue for current and future warranty claims related to a snow thrower engine recall. The snow thrower engines were recalled due to a potential risk of fire. The amounts accrued were to repair the units to reduce or eliminate the potential fire hazard. As of December 30, 2007, the balance sheet includes $7.7 million of reserves for this specific engine warranty matter. Product liability reserves totaling less than $50,000 have been reserved for product liability matters related to this recall as the Company has had minimal product liability claims asserted for nominal amounts related to the snow engine recall. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Six Months Ended
	December 30, 2007	December 31, 2006
Beginning balance	$54,566	$53,233
Payments	(32,335)	(17,518)
Provision for current year warranties	31,952	16,756
Adjustment to prior years’ warranties	(2,846)	(2,900)

Ending balance	$51,337	$49,571

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $0.6 million and $3.3 million for the quarter and six months ended December 30, 2007. For the quarter and six months ended December 31, 2006, stock based compensation expense was $2.1 million and $4.9 million, respectively.

Pension and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 30, 2007	As Adjusted December 31, 2006	December 30, 2007	December 31, 2006
Components of net periodic (income) expense:
Service cost-benefits earned	$2,406	$3,272	$471	$606
Interest cost on projected benefit obligation	15,049	14,484	3,475	3,981
Expected return on plan assets	(20,293)	(19,562)	—	—
Amortization of:
Transition obligation	2	2	11	12
Prior service cost	823	823	(213)	(213)
Actuarial loss	1,543	1,243	2,682	3,560

Net periodic (income) expense	$(470)	$262	$6,426	$7,946

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 30, 2007	As Adjusted December 31, 2006	December 30, 2007	December 31, 2006
Components of net periodic (income) expense:
Service cost-benefits earned	$6,029	$6,545	$943	$1,212
Interest cost on projected benefit obligation	30,163	28,969	6,950	7,962
Expected return on plan assets	(40,672)	(39,125)	—	—
Amortization of:
Transition obligation	4	4	21	24
Prior service cost	1,645	1,645	(426)	(426)
Actuarial loss	2,684	2,487	5,364	7,120

Net periodic (income) expense	$(147)	$525	$12,852	$15,892

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company is not required to, nor has or intends to, make any contributions to the pension plans in fiscal 2008. The Company was not required to make any contributions to the pension plans in fiscal 2007, but did contribute $8.0 million during the six months ended December 31, 2006.

The Company expects to make benefit payments of approximately $1.8 million attributable to its non-qualified pension plans during fiscal 2008. During the six months ended December 30, 2007, the Company made payments of approximately $0.7 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $30.6 million for its other postretirement benefit plans during fiscal 2008. During the six months ended December 30, 2007, the Company had made payments of approximately $15.5 million for its other postretirement benefit plans.

New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 141R on its consolidated financial position.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of SFAS 160 on its consolidated financial position.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of a postretirement benefit plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted the SFAS 158 in the fourth quarter of fiscal 2007.

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

The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations by tax authorities before 2004 and is currently under examination by the IRS for taxable years ending in 2004 and 2005. With respect to our major foreign jurisdictions, we are no longer subject to tax examinations by tax authorities before 1997.

Commitments and Contingencies

The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the Company and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs amended their complaint several times and were seeking an injunction, compensatory and punitive damages, and attorneys’ fees under various federal and state laws including the Racketeer Influenced and Corrupt Organization Act on behalf of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH). The defendants subsequently filed cross claims against each other for indemnification and contribution, and filed a motion to dismiss the amended complaint. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss the amended complaint in its entirety, but the order permits the plaintiffs to re-file a complaint after amending several claims. An opinion of the Court providing more detail concerning its order is expected but has not yet been filed. Two defendants, MTD Products, Inc. and American Honda Motor Company, have notified the Court that they have reached a settlement with the putative plaintiff class, but neither defendant’s agreement has yet been approved by the Court.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position.

Impairment and Disposal Charges

During fiscal 2007, impairment charges were recognized in the Consolidated Statements of Earnings for $43.1 million pretax ($26.2 million after tax) during fiscal 2007, of which, $33.9 and $9.2 million were recognized in the Engines and Power Products Segments, respectively. The Engines Segment $33.9 million charge was primarily for the write-down of assets of the Rolla, Missouri

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(Rolla) engine manufacturing facility that closed in the second quarter of fiscal 2008. A decision was made to close the Rolla facility as a result of our analysis to reduce our fixed manufacturing costs by consolidating production into our other existing engine plants in Poplar Bluff, MO and Chongqing, China. The $9.2 million recognized in the Power Products Segment primarily relates to the closure of the Port Washington, WI production facility expected to be completed in the second quarter of fiscal 2009. Management of the Company conducted an analysis of our manufacturing facilities that had been acquired through acquisitions over the past several years. Management concluded to consolidate the lawn and garden manufacturing facilities into three focused factories. A new factory in Newbern, TN, located near our high volume lawnmower engine plants, will build walk behind lawnmowers for the consumer market. An existing factory in McDonough, GA will build riding lawnmowers for the consumer market. A third factory in Munnsville, NY will build commercial riding lawnmowers and zero turn lawnmowers. The production from Port Washington, WI will primarily move to the McDonough, GA facility. For each segment, it was determined that the carrying value of the assets exceeded the undiscounted future cash flows. The impairment was computed as the difference between the estimated fair value and the carrying value of the assets. Fair value was determined based on market prices for comparable assets. The Rolla facility ceased manufacturing operations during the second quarter of fiscal 2008 and the impaired machinery and equipment no longer used in production was sold in an auction or scrapped in December 2007.

Additionally, a liability was recorded within costs of goods sold to accrue for severance payments to be paid to the employees of the Rolla facility upon its close. Accrued severance at July 1, 2007 was approximately $1.1 million, all of which was recorded in the fourth quarter of fiscal 2007. Another approximately $1.4 million was accrued in the first six months of fiscal 2008 and approximately $1.8 million was paid in the first six months of fiscal 2008, resulting in a total accrual of approximately $0.7 million at December 30, 2007. Severance payments are contingent upon an employee working through the scheduled end dates.

Sale of Investment

During the second quarter of fiscal 2008, the Company and Metal Technologies Holding Company, Inc. (MTHC) entered into a Class B Preferred Share Redemption Agreement that provided for MTHC to pay all dividends in arrears on the 45,000 MTHC Class B preferred shares held by the Company and redeem the shares in exchange for a payment to the Company. The shares were received as part of the payment from MTHC when it acquired certain foundry operations of the Company in 1999. The Company received $66.0 million, resulting in a $37.0 million gain ($25.0 million after tax) on this sale of preferred stock and final dividend payment.

Financial Information of Subsidiary Guarantor of Indebtedness

In June 1997, the Company issued $100 million of 7.25% senior notes, in May 2001, the Company issued $275 million of 8.875% senior notes and in February 2005, the Company issued $125 million of variable rate term notes. In addition, the Company had a $350 million revolving credit facility used to finance seasonal working capital needs that was to expire in May 2009.

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used the proceeds of the Revolver to, among other things, pay off the remaining amount outstanding under the Company’s variable rate term notes issued in February 2005 and retire the 7.25% senior notes that were due in September 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. The Revolver contains covenants that the Company considers usual and customary for an agreement of this type, including a Maximum Total Leverage Ratio and Minimum Interest Coverage Ratio. Certain of the Company’s subsidiaries are required to be guarantors of the Company’s obligations under the Revolver.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Under the terms of the Company’s 8.875% senior notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC and its wholly owned subsidiary, Simplicity Manufacturing, Inc., are joint and several guarantors of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	December 30, 2007 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$266,197	$268,000
Revolving Credit Facility, expiring July 12, 2012	$276,965	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of December 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$712,580	$730,478	$191,361	$(515,386)	$1,119,033
Investment in subsidiaries	820,495	—	—	(820,495)	—
Non-current assets	384,583	447,598	36,887	—	869,068

	$1,917,658	$1,178,076	$228,248	$(1,335,881)	$1,988,101

Current liabilities	$600,780	$337,667	$147,177	$(501,603)	$584,021
Long-term debt	266,197	—	—	—	266,197
Other long-term obligations	220,731	100,615	369	—	321,715
Shareholders’ investment	829,950	739,794	80,702	(834,278)	816,168

	$1,917,658	$1,178,076	$228,248	$(1,335,881)	$1,988,101

BALANCE SHEET

As of July 1, 2007

As Adjusted

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$566,656	$833,255	$176,817	$(580,935)	$995,793
Investment in subsidiaries	793,747	—	—	(793,747)	—
Non-current assets	418,213	438,506	34,656	—	891,375

	$1,778,616	$1,271,761	$211,473	$(1,374,682)	$1,887,168

Current liabilities	$443,188	$449,475	$140,043	$(563,536)	$469,170
Long-term debt	267,909	—	—	—	267,909
Other long-term obligations	204,066	99,571	398	—	304,035
Shareholders’ investment	863,453	722,715	71,032	(811,146)	846,054

	$1,778,616	$1,271,761	$211,473	$(1,374,682)	$1,887,168

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$302,053	$189,015	$52,551	$(64,782)	$478,837
Cost of goods sold	264,339	188,623	43,143	(63,885)	432,220

Gross profit	37,714	392	9,408	(897)	46,617
Engineering, selling, general and administrative expenses	40,715	18,710	7,005	—	66,430

Income (loss) from operations	(3,001)	(18,318)	2,403	(897)	(19,813)
Interest expense	(10,465)	(38)	(107)	—	(10,610)
Other income (expense), net	20,347	789	(122)	16,981	37,995

Income (loss) before income taxes	6,881	(17,567)	2,174	16,084	7,572
Provision (credit) for income taxes	7,198	(6,179)	1,115	—	2,134

Net income (loss)	$(317)	$(11,388)	$1,059	$16,084	$5,438

STATEMENT OF INCOME

For the Six Months Ended December 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$498,919	$366,669	$98,396	$(118,478)	$845,506
Cost of goods sold	433,743	360,784	80,038	(119,120)	755,445

Gross profit	65,176	5,885	18,358	642	90,061
Engineering, selling, general and administrative expenses	77,928	37,142	15,500	—	130,570

Income (loss) from operations	(12,752)	(31,257)	2,858	642	(40,509)
Interest expense	(19,309)	(110)	(164)	—	(19,583)
Other income (expense), net	6,801	1,694	(735)	30,257	38,017

Income (loss) before income taxes	(25,260)	(29,673)	1,959	30,899	(22,075)
Provision (credit) for income taxes	1,662	(10,198)	1,476	—	(7,060)

Net income (loss)	$(26,922)	$(19,475)	$483	$30,899	$(15,015)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 31, 2006

As Adjusted

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$270,431	$166,225	$47,204	$(60,801)	$423,059
Cost of goods sold	221,857	154,134	37,775	(59,987)	353,779

Gross profit	48,574	12,091	9,429	(814)	69,280
Engineering, selling, general and administrative expenses	39,677	16,710	7,827	—	64,214

Income (loss) from operations	8,897	(4,619)	1,602	(814)	5,066
Interest expense	(12,587)	(32)	(63)	853	(11,829)
Other income (expense), net	(1,531)	1,206	(165)	1,411	921

Income (loss) before income taxes	(5,221)	(3,445)	1,374	1,450	(5,842)
Provision (credit) for income taxes	(1,296)	(939)	318	427	(1,490)

Net income (loss)	$(3,925)	$(2,506)	$1,056	$1,023	$(4,352)

STATEMENT OF INCOME

For the Six Months Ended December 31, 2006

As Adjusted

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$450,616	$347,712	$93,189	$(130,209)	$761,308
Cost of goods sold	378,124	318,658	76,133	(127,166)	645,749

Gross profit	72,492	29,054	17,056	(3,043)	115,559
Engineering, selling, general and administrative expenses	79,996	33,504	16,396	—	129,896

Income (loss) from operations	(7,504)	(4,450)	660	(3,043)	(14,337)
Interest expense	(22,171)	(37)	(133)	1,475	(20,866)
Other income (expense), net	(674)	2,160	(323)	3,215	4,378

Income (loss) before income taxes	(30,349)	(2,327)	204	1,647	(30,825)
Provision (credit) for income taxes	(9,851)	(935)	459	332	(9,995)

Net income (loss)	$(20,498)	$(1,392)	$(255)	$1,315	$(20,830)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(164,713)	$(4,017)	$(556)	$6,643	$(162,643)

Cash Flows from Investing Activities:
Additions to plant and equipment	(14,489)	(17,952)	(1,736)	—	(34,177)
Proceeds received on sale of plant and equipment	406	86	31	—	523
Proceeds received on sale of investment	66,011	—	—	—	66,011
Cash investment in subsidiary	(5,819)	—	(202)	6,021	—
Other, net	(503)	—	—	—	(503)

Net Cash Provided by (Used in) Investing Activities	45,606	(17,866)	(1,907)	6,021	31,854

Cash Flows from Financing Activities:
Net borrowings on loans and notes payable	130,187	28,866	7,510	(6,643)	159,920
Issuance cost of amended revolver	(1,286)	—	—	—	(1,286)
Dividends	(10,901)	—	—	—	(10,901)
Stock option proceeds and tax benefits	991	—	—	—	991
Capital contributions received	—	383	5,638	(6,021)	—

Net Cash Provided by Financing Activities	118,991	29,249	13,148	(12,664)	148,724

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	1,517	—	1,517

Net Increase (Decrease) in Cash and Cash Equivalents	(116)	7,366	12,202	—	19,452
Cash and Cash Equivalents, Beginning	8,785	(1,402)	22,086	—	29,469

Cash and Cash Equivalents, Ending	$8,669	$5,964	$34,288	$—	$48,921

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 31, 2006

As Adjusted

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(284,741)	$44,440	$(13,327)	$12,435	$(241,193)

Cash Flows from Investing Activities:
Additions to plant and equipment	(13,586)	(5,237)	(11,043)	—	(29,866)
Proceeds received on sale of plant and equipment	358	32	52	—	442
Capital contributions to subsidiary	(383)	—	(148)	531	—

Net Cash Used in Investing Activities	(13,611)	(5,205)	(11,139)	531	(29,424)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	311,019	(38,746)	9,721	(11,954)	270,040
Dividends	(11,267)	—	481	(481)	(11,267)
Stock option proceeds and tax benefits	750	—	—	—	750
Treasury stock purchases	(48,232)	—	—	—	(48,232)
Capital contributions received	—	383	148	(531)	—

Net Cash Provided by (Used in) Financing Activities	252,270	(38,363)	10,350	(12,966)	211,291

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	828	—	828

Net Increase (Decrease) in Cash and Cash Equivalents	(46,082)	872	(13,288)	—	(58,498)
Cash and Cash Equivalents, Beginning	57,623	6,812	30,656	—	95,091

Cash and Cash Equivalents, Ending	$11,541	$7,684	$17,368	$—	$36,593

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the second quarter of fiscal 2008 totaled $479 million, an increase of $56 million or 13% when compared to fiscal 2007.

Second quarter net sales for the Engines Segment were $316 million versus $279 million for the same period a year ago, an increase of 13%. The increase resulted primarily from a 10% increase in engine unit shipments between quarters. The increases are due to certain OEM customers ramping up their lawn and garden production earlier than the prior year. In addition, we have had placement gains in the U.S. as a result of a major competitor no longer supplying lawn and garden engines to OEM customers. Euro exchange rates also favorably impacted sales during the quarter for sales denominated in Euros.

Second quarter net sales for the Power Products Segment were $197 million, a $27 million or 16% increase from the same period a year ago. The improvement was primarily the result of increased shipments of portable generators and pressure washers. Generator and pressure washer unit shipments have increased 39% and 19%, respectively, over the same period a year ago. Generator shipments increased in response to early winter ice storms while pressure washer sell through at retailers we serve continues to increase over the prior year.

Consolidated net sales for the first six months of fiscal 2008 totaled $846 million, an increase of $85 million or 11%, compared to the first six months of fiscal 2007.

Engines Segment sales for the first six months of fiscal 2008 were $524 million versus $469 million in the prior year, a 12% increase. This increase in the first half of the year reflects a 10% increase in engine unit shipments between years. Year to date engine unit shipment increases reflect improved placement for the upcoming season as well as earlier demand for engines by some original equipment manufacturers. The first six months sales also benefited from stronger summer retail demand in certain regions for lawn and garden equipment. Euro exchange rates favorably impacted year to date sales for sales denominated in Euros.

Power Products Segment net sales for the first six months of fiscal 2008 were $384 million, a $27 million or 7% increase over the same period a year ago. The sales improvement was the result of unit shipment increases in pressure washers and certain lawn and garden products offset by reduced unit shipments of portable generators. Pressure washer unit sales increased 56% over the prior year as sell through at retailers we serve continues to increase over the prior year. Sales of portable generators were down approximately 16% from the same period a year ago. Both fiscal year 2007 and fiscal year 2008 lacked demand created by landed-hurricanes. However, the first fiscal quarter of 2007 did have the benefit of some generator replenishment demand created by tax holiday sales in Florida, while this year’s demand from the tax holiday event was negligible. Year to date net sales of lawn and garden equipment has increased by 10% over the prior year driven by increased unit shipments.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

GROSS PROFIT MARGIN

The consolidated gross profit margin in the second quarter of fiscal 2008 decreased to 9.7% from 16.4% in the same period last year.

Engines Segment margins decreased to 13.8% in the second quarter of fiscal 2008 from 19.8% in the second quarter of fiscal 2007. The benefit of favorable exchange rates for Euro denominated sales was offset by $17.7 million of warranty expense associated with the previously announced snow engine recall and $2.4 million of costs incurred to close an engine facility. In addition, the higher unit volumes were skewed to units which generate lower gross profit margins.

The Power Products Segment gross profit margin decreased to 1.3% for the second quarter of fiscal 2008 from 7.9% in the second quarter of fiscal 2007. This margin decline is a result of $4.4 million of startup costs for a new plant and new product models for the lawn and garden markets that did not exist in the second quarter a year ago. Additionally, manufacturing costs related to materials and components have increased and fixed cost absorption is lower because of lower utilization at certain facilities.

The consolidated gross profit margin for the first six months of fiscal 2008 decreased to 10.7% from 15.2% in the same period a year ago.

Engines Segment margins for the first six months of fiscal 2008 decreased to 15.0% from 17.5% in fiscal 2007. The benefit of favorable exchange rates for Euro denominated sales and lower manufacturing expenses was offset by $19.8 million of warranty expense associated with the previously announced snow engine recall and $6.4 million of costs incurred to close an engine facility.

Power Products margins for the first six months of fiscal 2008 decreased to 2.8% from 9.4% in fiscal 2007. This margin decline is a result of $6.4 million of startup costs for a new plant and new product models for the lawn and garden markets that did not exist a year ago. Additionally, manufacturing costs related to materials and components have increased and fixed cost absorption is lower because of lower utilization at certain facilities.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $66 million in the second quarter of fiscal 2008, an increase of $2 million or 4% from the second quarter of fiscal 2007. Engineering, selling, general and administrative expenses for the first six months of fiscal 2008 were consistent with the same period a year ago at approximately $130 million.

INTEREST EXPENSE

Interest expense for the second quarter of fiscal 2008 was $10.6 million, versus $11.8 million in fiscal 2007. Interest expense was $19.6 million in the first six months of fiscal 2008, versus $20.9 million in fiscal 2007. Decreased interest expense is attributable to lower interest rates and lower average outstanding borrowings.

PROVISION FOR INCOME TAXES

The second quarter and year to date fiscal 2008 effective tax rates are at 28% and 32%, respectively versus the 26% and 32% used in the same respective periods last year. The effective tax rate for the full year is projected to be in the range of 32% to 34%.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first six months of fiscal 2008 was $163 million as compared to $241 million for fiscal 2007, a $78 million improvement. During the first six months of fiscal 2008 changes to working capital accounts including inventory, accounts payable, and accounts receivable, resulted in a $111 million increase in cash flows from operating activities as compared to the first six months of fiscal 2007. A focus on lowering inventory levels resulted in less of an inventory build-up in the first six months of fiscal 2008, as compared to the same period a year ago. The change in accounts receivable is a result of the timing of collections and shipments to OEMs. These changes to working capital accounts were offset by a $37.0 million gain on the sale of an investment in preferred stock including the final dividends paid on the preferred stock.

In the first six months of fiscal 2008, $32 million was provided by investing activities as compared to $29 million used in investing activities in fiscal 2007. This $61 million increase is a result of $66 million in proceeds received on the sale of an investment in preferred stock including the final dividends paid on the preferred stock, offset by an increase in additions to plant and equipment, primarily related to the new lawn equipment plant located in Newbern, Tennessee and expansion projects in McDonough, Georgia, both of which are taking on additional capacity due to the future closure of our Port Washington, Wisconsin facility. Additionally, capital projects are occurring in our Poplar Bluff, Missouri facility as it prepares for additional capacity from the closure of our Rolla, Missouri facility.

Net cash provided by financing activities was $149 million in the first six months fiscal 2008, a $62 million decrease from the $211 million provided in the first six months of fiscal 2007. This decrease is attributable to decreased net borrowings of $110 million for working capital purposes, offset by the absence of treasury share repurchases in fiscal 2008. Treasury share repurchases of 1.7 million shares or $48 million were made during the first six months of fiscal 2007, whereas no treasury share repurchases were made in the first six months of 2008.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used the proceeds of the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of December 30, 2007, the unused availability of the revolving credit facility is approximately $221 million. This credit facility and the Company’s other indebtedness contain restrictive covenants as described in Notes 8 and 19 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the second quarter of fiscal 2008, the Company was in compliance with these covenants.

On August 10, 2006, the Company announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions during fiscal 2007 and fiscal 2008. As of December 30, 2007, approximately $48 million of common stock has been repurchased under this plan.

Management expects cash outflows for capital expenditures to be approximately $70 million in fiscal 2008. These anticipated expenditures provide for continued investment in equipment and new products. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund capital requirements for the foreseeable future.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OTHER MATTERS

A discussion of impairment and disposal charges and a sale of an investment are included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading Impairment and Disposal Charges and Sale of Investment, respectively, and incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the September 17, 2007, filing of the Company’s Annual Report on Form 10-K/A.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 17, 2007, filing of the Company’s Annual Report on Form 10-K/A.

CRITICAL ACCOUNTING POLICIES

Other than the change in the method the Company uses to compute the market related value of the assets within its qualified defined benefit pension plan discussed in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading Change in Accounting Principle, there have been no material changes in the Company’s critical accounting policies since the September 17, 2007 filing of its Annual Report on Form 10-K/A. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, group health insurance and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. The Company re-evaluates these significant factors as facts and circumstances change.

NEW ACCOUNTING PRONOUNCEMENTS

A discussion of new accounting pronouncements is included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading New Accounting Pronouncements and incorporated herein by reference.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; the actions of customers of our OEM customers; the ability to bring new productive capacity on-line efficiently and with good quality; the ability to successfully realize the maximum market value of assets that may require disposal if products or production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on October 17, 2007. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
10.4	Class B Preferred Share Redemption Agreement, Effective November 21, 2007 (Filed herewith)

10.5	Summary of Changes to Director Compensation, Effective January 16, 2008 (Filed herewith)

10.6	Amended and Restated Deferred Compensation Plan for Directors, Effective January 1, 2008 (Filed herewith)

10.7	Amendment to Briggs & Stratton Corporation Key Employee Savings and Investment Plan, Effective January 1, 2008 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: February 7, 2008	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
10.4	Class B Preferred Share Redemption Agreement, Effective November 21, 2007 (Filed herewith)

10.5	Summary of Changes to Director Compensation, Effective January 16, 2008 (Filed herewith)

10.6	Amended and Restated Deferred Compensation Plan for Directors, Effective January 1, 2008 (Filed herewith)

10.7	Amendment to Briggs & Stratton Corporation Key Employee Savings and Investment Plan, Effective January 1, 2008 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)