Form 10-Q
period 2008-03-30
BRIGGS & STRATTON CORP
filed 2008-05-09
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008
COMMON STOCK, par value $0.01 per share	49,556,804 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	March 30, 2008	Restated July 1, 2007
CURRENT ASSETS:
Cash and cash equivalents	$43,404	$29,469
Accounts receivable, net	512,105	327,475
Inventories –
Finished products and parts	358,385	344,074
Work in process	186,093	198,242
Raw materials	14,345	7,766

Total inventories	558,823	550,082

Deferred income tax asset	51,936	55,520
Prepaid expenses and other current assets	40,337	30,547

Total current assets	1,206,605	993,093

OTHER ASSETS:
Goodwill	250,107	250,107
Prepaid pension	105,925	103,247
Investments	19,267	47,326
Deferred loan costs, net	3,427	3,135
Other intangible assets, net	91,155	92,556
Other long-term assets, net	7,149	6,686

Total other assets	477,030	503,057

PLANT AND EQUIPMENT:
Cost	998,828	1,006,402
Less – accumulated depreciation	608,415	618,084

Total plant and equipment, net	390,413	388,318

TOTAL ASSETS	$2,074,048	$1,884,468

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 30, 2008	Restated July 1, 2007
CURRENT LIABILITIES:
Accounts payable	$200,155	$187,776
Accrued liabilities	164,515	166,155
Current maturity on long-term debt	—	116,139
Short-term debt	272,100	3,000

Total current liabilities	636,770	473,070

OTHER LIABILITIES:
Long-term debt	266,340	267,909
Deferred income tax liability	42,350	37,300
Accrued pension cost	40,638	39,438
Accrued employee benefits	20,492	20,072
Accrued postretirement health care obligation	182,453	186,868
Other long-term liabilities	39,487	20,357

Total other liabilities	591,760	571,944

SHAREHOLDERS’ INVESTMENT:
Common stock –
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	76,149	73,149
Retained earnings	1,093,930	1,108,514
Accumulated other comprehensive loss	(113,228)	(128,951)
Treasury stock at cost, 8,149 and 8,222 shares, respectively	(211,912)	(213,837)

Total shareholders’ investment	845,518	839,454

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$2,074,048	$1,884,468

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2008	Restated April 1, 2007	March 30, 2008	Restated April 1, 2007
NET SALES	$724,786	$716,953	$1,570,292	$1,479,261
COST OF GOODS SOLD	603,234	592,525	1,358,679	1,241,274
IMPAIRMENT CHARGE	—	35,200	—	35,200

Gross profit on sales	121,552	89,228	211,613	202,787
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	68,533	63,650	199,103	193,547

Income from operations	53,019	25,578	12,510	9,240
INTEREST EXPENSE	(10,127)	(12,688)	(29,710)	(33,554)
OTHER INCOME, net	1,805	4,798	39,822	9,176

Income (Loss) before income taxes	44,697	17,688	22,622	(15,138)
PROVISION (CREDIT) FOR INCOME TAXES	7,561	7,104	501	(3,695)

NET INCOME (LOSS)	$37,136	$10,584	$22,121	$(11,443)

EARNINGS (LOSS) PER SHARE DATA –
Average shares outstanding	49,541	49,423	49,547	49,795

Basic earnings (loss) per share	$0.75	$0.21	$0.45	$(0.23)

Diluted average shares outstanding	49,631	49,520	49,651	49,795

Diluted earnings (loss) per share	$0.75	$0.21	$0.45	$(0.23)

CASH DIVIDENDS PER SHARE	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 30, 2008	Restated April 1, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$22,121	$(11,443)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	51,337	54,766
Stock compensation expense	3,899	6,688
Impairment charges	—	35,200
Earnings of unconsolidated affiliates, net of dividends	109	2,432
Loss on disposition of plant and equipment	1,308	1,690
Gain on sale of investment	(36,960)	—
Provision (credit) for deferred income taxes	4,633	(19,152)
Change in operating assets and liabilities:
Increase in accounts receivable	(184,632)	(100,038)
Increase in inventories	(8,739)	(95,558)
Decrease in prepaid expenses and other current assets	7,831	16,115
Increase in accounts payable, accrued liabilities and income taxes	8,921	8,474
Decrease in accrued/prepaid pension	(1,601)	(8,285)
Other, net	(6,004)	(169)

Net cash used in operating activities	(137,777)	(109,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(46,584)	(45,999)
Proceeds received on sale of plant and equipment	596	583
Proceeds received on sale of investment	66,011	—
Other, net	(503)	—

Net cash provided by (used in) investing activities	19,520	(45,416)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on loans and notes payable	150,961	148,975
Issuance cost of amended revolver	(1,286)	—
Dividends paid	(21,871)	(22,159)
Stock option proceeds and tax benefits	991	2,591
Treasury stock purchases	—	(48,232)

Net cash provided by financing activities	128,795	81,175

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,397	1,353

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,935	(72,168)
CASH AND CASH EQUIVALENTS, beginning	29,469	95,091

CASH AND CASH EQUIVALENTS, ending	$43,404	$22,923

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$37,786	$40,046

Income taxes paid	$3,973	$2,379

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton Corporation (the Company), adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature, except for the adjustments made in connection with the change in accounting principle and correction of errors detailed below. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

Change in Accounting Principle and Correction of Errors

Effective July 2, 2007, the Company changed the method it uses to compute the market-related value of the assets within its qualified defined benefit pension plan. The market-related value of pension assets (MRVA) is used to calculate the expected return on plan assets. Previously, the Company computed the market-related value of plan assets by adding actual dividends and interest to the MRVA balance and amortizing unrealized and realized gains and losses on assets on a straight line basis over five years. Under the new method, the expected return on plan assets will be added to the MRVA balance and any differences between the expected and actual returns on plan assets will be deferred and amortized on a straight line basis over five years. The Company believes that the former and new methods of computing the market-related value of plan assets both recognize changes in fair value in a systematic and rational manner. However, the Company believes that the new method is preferable because the new method has the effect of deferring less investment gains and losses during periods of volatile investment markets and therefore more closely approximates the fair market value of the plan assets. The Company recorded pre-tax pension income of $1.2 million and $3.7 million in the three and nine months ended March 30, 2008, respectively. Generally accepted accounting principles require that the impact of this change in accounting be applied retrospectively to all periods presented. As a result, all prior period financial statements have been adjusted to give effect to the cumulative impact of this change. The restated three and nine months ended April 1, 2007 now reflect pre-tax pension income of $0.7 million and $2.0 million, respectively.

During the quarter ended March 30, 2008, the Company identified errors in its previously filed financial statements on Form 10-K for the fiscal years ended July 1, 2007, July 2, 2006 and July 3, 2005 and on Form 10-Q for the periods ending September 30, 2007 and December 30, 2007 related to three separate items. First, the Company did not properly expense rebates to certain customers in each year. Second, the Company identified that certain inter-company receivable and payable accounts were out of balance, primarily related to transactions in fiscal 2004. Third, the Company has historically incorrectly capitalized warranty costs into inventory. The impact to the Company’s previously reported net income and earnings per diluted share is an increase of $0.2 million ($.00 per diluted share) for fiscal 2007, a reduction of $2.3 million ($.04 per diluted share) for fiscal 2006 and a reduction of $1.8 million ($.04 per diluted share) for fiscal 2005. The impact on the Company’s previously reported net income and earnings per diluted share is a decrease of $1.1 million ($.02 per diluted share) for the three month period ended October 1, 2006 and a decrease of $0.1 million ($.00 per diluted share) for the three month period ended December 31, 2006. Certain of the misstatements occurred in years prior to fiscal 2005. The cumulative effect of correcting these errors for periods prior to fiscal 2005 reduces retained earnings by $2.7 million. During the third quarter of fiscal 2008, the Company recorded an adjustment of $1.7 million to net income ($.03 per diluted share) to correct the errors included in the first and second quarters of fiscal 2008. The impact on the Company’s previously reported net income and earnings per diluted share will be a decrease of $0.3 million ($.01 per diluted share) and $1.4 million ($.03 per diluted share) for the first and second quarters of fiscal 2008, respectively, and the third quarter of fiscal 2008 will reflect an increase of $1.7 million ($.03 per diluted share). The Company will restate all prior year financial statements, including the first three quarters of fiscal 2008, prospectively, within the fiscal 2008 Form 10-K. We do not believe that the adjustments necessary to correct the errors described above are material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows for any of the Company’s previously filed annual or quarterly financial statements.

Fiscal 2007 financial statement items were affected by the change in accounting principle and correction of errors as shown in the following tables (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheet (in thousands):

	July 1, 2007
	As Reported	Pension Accounting Change	Error Correction	As Restated
Inventories –
Finished products and parts	345,763	—	(1,689)	344,074
Work in process	199,215	—	(973)	198,242
Raw materials	7,804	—	(38)	7,766
Total inventories	552,782	—	(2,700)	550,082
Total current assets	995,793	—	(2,700)	993,093
Total assets	1,887,168	—	(2,700)	1,884,468
Accounts payable	179,476	—	8,300	187,776
Accrued liabilities	170,555	—	(4,400)	166,155
Total current liabilities	469,170	—	3,900	473,070
Retained earnings	1,042,673	72,441	(6,600)	1,108,514
Accumulated other comprehensive loss	(56,510)	(72,441)	—	(128,951)
Total shareholders’ investment	846,054	—	(6,600)	839,454
Total liabilities and shareholders’ investment	1,887,168	—	(2,700)	1,884,468

Consolidated Condensed Statements of Income (in thousands, except per share data):

	Three months ended April 1, 2007
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net sales	717,053	—	(100)	716,953
Cost of goods sold	596,641	(1,916)	(2,200)	592,525
Gross profit on sales	85,212	1,916	2,100	89,228
Engineering, selling, general and administrative expenses	64,289	(639)	—	63,650
Income from operations	20,923	2,555	2,100	25,578
Income before provision for income taxes	13,033	2,555	2,100	17,688
Provision for income taxes	5,263	997	844	7,104
Net income	7,770	1,558	1,256	10,584

Basic earnings per share	0.15	0.03	0.03	0.21
Diluted earnings per share	0.15	0.03	0.03	0.21

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine months ended April 1, 2007
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net sales	1,478,361	—	900	1,479,261
Cost of goods sold	1,246,223	(5,749)	800	1,241,274
Gross profit on sales	196,938	5,749	100	202,787
Engineering, selling, general and administrative expenses	195,463	(1,916)	—	193,547
Income from operations	1,475	7,665	100	9,240
Loss before credit for income taxes	(22,903)	7,665	100	(15,138)
Credit for income taxes	(6,725)	2,990	40	(3,695)
Net loss	(16,178)	4,675	60	(11,443)

Basic loss per share	(0.32)	0.09	0.00	(0.23)
Diluted loss per share	(0.32)	0.09	0.00	(0.23)

Consolidated Condensed Statement of Cash Flows (in thousands):

	Nine months ended April 1, 2007
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net loss	(16,178)	4,675	60	(11,443)
Credit for deferred income taxes	(22,142)	2,990	—	(19,152)
Increase in inventories	(96,156)	—	598	(95,558)
Increase in accounts payable, accrued liabilities, and income taxes	9,132	—	(658)	8,474
Increase in accrued/prepaid pension	(620)	(7,665)	—	(8,285)

All adjustments are in cash flows from operating activities and consequently the total cash flows from operating activities remains unchanged.

Common Stock

The Company did not repurchase any common shares during the first three quarters of fiscal 2008. The Company repurchased 1,733,200 common shares at a total cost of $48.2 million during the first quarter of fiscal 2007, and did not repurchase any common shares during the second or third quarters of fiscal 2007.

Income Taxes

The third quarter and year to date fiscal 2008 effective tax rates are at 16.9% and 2.2%, respectively, versus the 40.2% and 24.4% used in the same respective periods last year. The effective tax rate for the full year is projected to be in the range of 23.0% to 25.0%. The variation reflected between years is primarily due to the required recognition of the tax effects related to MTI preferred stock dividends and other tax reserve adjustments related to the expiration of foreign and domestic statutes required to be treated as discrete items in the quarter they occur rather than in the overall expected annual tax rate. These discrete items lowered the tax provision for the quarter and nine month period by $6.0 million. In addition, the impact of expected tax credits as a percentage of annual earnings for fiscal 2008 results in lowering the projected effective tax rate in fiscal 2008.

The Company adopted the provisions of FIN 48 on July 2, 2007. The cumulative effect of adopting FIN 48 was an increase of $4 million in tax reserves and a decrease of $4 million to the July 2, 2007 retained earnings balance. See “New Accounting Pronouncements” in the Notes to Consolidated Condensed Financial Statements for more information on FIN 48.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations by tax authorities before 2004 and is currently under examination by the IRS for taxable years ending in 2004 and 2005. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations by tax authorities before 1997.

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

Shares outstanding used to compute diluted earnings per share for the three months ended March 30, 2008 excluded outstanding options to purchase approximately 3,885,000 of common stock because the options’ exercise price was greater than the average market price of the common shares. Additionally, outstanding options to purchase approximately 3,514,000 shares of common stock were excluded from the diluted earnings per share for the nine months ended March 30, 2008 because the options’ exercise price was greater than the average market price of the common shares.

Shares outstanding used to compute diluted earnings per share for the three months ended April 1, 2007 excluded outstanding options to purchase approximately 2,722,000 of common stock because the options’ exercise price was greater than the average market price of the common shares. Additionally, shares outstanding used to compute diluted earnings per share for the nine months ended April 1, 2007 excluded approximately 81,000 shares for restricted and deferred stock and outstanding options to purchase approximately 3,290,000 shares of common stock as their inclusion would have been anti-dilutive.

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	Restated April 1, 2007	March 30, 2008	Restated April 1, 2007
Net income (loss)	$37,136	$10,584	$22,121	$(11,443)

Average shares of common stock outstanding	49,541	49,423	49,547	49,795

Incremental common shares applicable to common stock options based on the common stock average market price during the period	—	11	2	—

Incremental common shares applicable to restricted and deferred common stock based on the common stock average market price during the period	90	86	102	—

Diluted average shares of common stock outstanding	49,631	49,520	49,651	49,795

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	March 30, 2008	Restated April 1, 2007	March 30, 2008	Restated April 1, 2007
Net income (loss)	$37,136	$10,584	$22,121	$(11,443)
Cumulative translation adjustments	4,148	781	8,244	2,299
Unrealized gain on derivative instruments	3,454	2,918	2,924	142
Amortization of net actuarial loss and prior service cost	1,518	—	4,555	—

Total comprehensive income (loss)	$46,256	$14,283	$37,844	$(9,002)

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	March 30, 2008	Restated July 1, 2007
Cumulative translation adjustments	$20,043	$11,799
Unrealized gain (loss) on derivative instruments	1,823	(1,101)
Pension and postretirement plans	(135,094)	(139,649)

Accumulated other comprehensive loss	$(113,228)	$(128,951)

Derivatives

Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value. The Company enters into derivative contracts designated as cash flow hedges to manage currency and certain material exposures. These instruments generally do not have a maturity of more than twelve months.

Changes in the fair value of cash flow hedges to manage its foreign currency exposure are recorded on the Consolidated Condensed Statements of Income or as a component of Accumulated Other Comprehensive Loss. The amounts included in Accumulated Other Comprehensive Loss are reclassified into the Consolidated Condensed Statements of Income when the forecasted transactions occur. These forecasted transactions represent the exporting of products for which the Company will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges approximately 35% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss if the forward purchase contracts are deemed to be effective and are reclassified into the Consolidated Condensed Statements of Income when sales of inventory are made. Changes in the fair value of any derivative deemed to be ineffective would be immediately recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2008	Restated April 1, 2007	March 30, 2008	Restated April 1, 2007
NET SALES:
Engines	$546,358	$516,067	$1,070,311	$984,681
Power Products	240,837	248,659	624,823	606,952
Inter-Segment Eliminations	(62,409)	(47,773)	(124,842)	(112,372)

Total *	$724,786	$716,953	$1,570,292	$1,479,261

* Includes sales originating in foreign countries of	$75,514	$55,175	$173,910	$148,364

GROSS PROFIT ON SALES:
Engines	$113,865	$61,225	$192,540	$140,185
Power Products	10,637	25,916	21,198	60,646
Inter-Segment Eliminations	(2,950)	2,087	(2,125)	1,956

Total	$121,552	$89,228	$211,613	$202,787

INCOME (LOSS) FROM OPERATIONS:
Engines	$65,701	$17,646	$50,616	$1,664
Power Products	(9,732)	5,845	(35,981)	5,620
Inter-Segment Eliminations	(2,950)	2,087	(2,125)	1,956

Total	$53,019	$25,578	$12,510	$9,240

Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. In the nine months ended March 30, 2008, the Company incurred $19.8 million of expenses to accrue for current and future warranty claims related to a snow thrower engine recall. The snow thrower engines were recalled due to a potential risk of fire. The amounts accrued were to repair the units to reduce or eliminate the potential fire hazard. As of March 30, 2008, the balance sheet includes $4.4 million of reserves for this specific engine warranty matter. Product liability reserves totaling less than $50,000 have been accrued for product liability matters related to this recall as the Company has had minimal product liability claims asserted for nominal amounts related to the snow engine recall. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine Months Ended
	March 30, 2008	April 1, 2007
Beginning balance	$54,566	$53,233
Payments	(42,645)	(26,537)
Provision for current year warranties	40,312	25,218
Adjustment to prior years’ warranties	(2,275)	1,877

Ending balance	$49,958	$53,791

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $0.6 million and $3.9 million for the quarter and nine months ended March 30, 2008, respectively. For the quarter and nine months ended April 1, 2007, stock based compensation expense was $1.8 million and $6.7 million, respectively.

Pension and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 30, 2008	As Adjusted April 1, 2007	March 30, 2008	April 1, 2007
Components of net periodic (income) expense:
Service cost-benefits earned	$3,004	$3,272	$217	$444
Interest cost on projected benefit obligation	15,082	14,484	3,491	4,002
Expected return on plan assets	(20,336)	(19,562)	—	—
Amortization of:
Transition obligation	2	2	11	11
Prior service cost	822	823	(212)	(212)
Actuarial loss	1,342	1,243	2,782	3,334

Net periodic (income) expense	$(84)	$262	$6,289	$7,579

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 30, 2008	As Adjusted April 1, 2007	March 30, 2008	April 1, 2007
Components of net periodic (income) expense:
Service cost-benefits earned	$9,033	$9,817	$1,160	$1,332
Interest cost on projected benefit obligation	45,245	43,453	10,441	12,005
Expected return on plan assets	(61,008)	(58,687)	—	—
Amortization of:
Transition obligation	6	6	32	35
Prior service cost	2,468	2,468	(637)	(637)
Actuarial loss	4,026	3,730	8,145	10,003

Net periodic (income) expense	$(230)	$787	$19,141	$22,738

The Company is not required to, nor has or intends to, make any contributions to the pension plans in fiscal 2008. The Company was not required to make any contributions to the pension plans in fiscal 2007, but did contribute $8.0 million during the nine months ended April 1, 2007.

The Company expects to make benefit payments of approximately $1.8 million attributable to its non-qualified pension plans during fiscal 2008. During the nine months ended March 30, 2008, the Company made payments of approximately $1.2 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $29.9 million for its other postretirement benefit plans during fiscal 2008. During the nine months ended March 30, 2008, the Company had made payments of approximately $22.7 million for its other postretirement benefit plans.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 159 on its consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS 157 on its consolidated financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of a postretirement benefit plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company adopted the SFAS 158 in the fourth quarter of fiscal 2007.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48) on July 2, 2007. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. For more information, see “Income Taxes” in the Notes to Consolidated Condensed Financial Statements.

Commitments and Contingencies

The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against the Company and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs amended their complaint several times and were seeking an injunction, compensatory and punitive damages, and attorneys’ fees under various federal and state laws including the Racketeer Influenced and Corrupt Organization Act (RICO) on behalf of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006,

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH). The defendants subsequently filed cross claims against each other for indemnification and contribution, and filed a motion to dismiss the amended complaint. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss the amended complaint in its entirety, but the order permits the plaintiffs to re-file a complaint after amending several claims. On May 8, 2008 the Court issued an opinion that (i) dismisses the RICO claims in their entirety with prejudice; (ii) dismisses the claims of all 93 non-Illinois plaintiffs without prejudice but with instructions that their amended claims must be filed in local courts; and (iii) orders that any amended complaint for the three Illinois plaintiffs must be refiled by May 30, 2008. Two defendants, MTD Products, Inc. and American Honda Motor Company, have notified the Court that they have reached a settlement with the putative plaintiff class. The Court’s May 8, 2008 Opinion rejects the MTD settlement, but does not address the putative Honda settlement.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes these unresolved legal actions will not have a material effect on its financial position.

Impairment and Disposal Charges

Impairment charges were recognized in the Consolidated Condensed Statement of Income for $35.2 million pretax ($21.4 million after tax) during the third quarter of fiscal 2007. The $35.2 million pretax write-down of assets was recognized in the Engines and Power Products Segments for $33.9 million and $1.3 million, respectively. During the fourth quarter of fiscal 2007, an additional impairment charge of $7.9 million was recognized in the Power Products Segment. The Engines Segment $33.9 million charge was primarily for the write-down of assets of the Rolla, MO (Rolla) engine manufacturing facility that closed in the second quarter of fiscal 2008. A decision was made to close the Rolla facility as a result of the Company’s analysis to reduce its fixed manufacturing costs by consolidating production into its other existing engine plants in Poplar Bluff, MO and Chongqing, China. The related impaired machinery and equipment no longer used in production was sold in an auction or scrapped during the second quarter of fiscal 2008. The $9.2 million recognized in the Power Products Segment primarily relates to the closure of the Port Washington, WI production facility expected to be completed in the second quarter of fiscal 2009. Management of the Company conducted an analysis of the Company’s manufacturing facilities that had been acquired through acquisitions over the past several years. Management concluded to consolidate the lawn and garden manufacturing facilities into three focused factories. A new factory in Newbern, TN, located near the Company’s high volume lawnmower engine plants, will build walk behind lawnmowers for the consumer market. An existing factory in McDonough, GA will build riding lawnmowers for the consumer market. A third factory in Munnsville, NY will build commercial riding lawnmowers and zero turn lawnmowers. The production from Port Washington, WI will primarily move to the McDonough, GA facility. For each segment, it was determined that the carrying value of the assets exceeded the undiscounted future cash flows. The impairment was computed as the difference between the estimated fair value and the carrying value of the assets. Fair value was determined based on market prices for comparable assets.

Additionally, an expense was recorded within cost of goods sold to accrue for severance payments to be paid to the employees of the Rolla facility. Accrued severance at July 1, 2007 was approximately $1.1 million, all of which was recorded in the fourth quarter of fiscal 2007. Another approximately $1.4 million was accrued in the first nine months of fiscal 2008 and approximately $2.5 million was paid in the first nine months of fiscal 2008.

An expense was also recorded within cost of goods sold to accrue for severance payments to be paid to employees of the Port Washington facility upon its close. Approximately $1.0 million of severance expense is expected to be incurred related to the closure of this facility and of this $1.0 million, approximately $0.5 million has been incurred as of March 30, 2008. Severance payments are contingent upon an employee working through scheduled end dates, and will continue to accrue until the plant closes.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Sale of Investment

During the second quarter of fiscal 2008, the Company and Metal Technologies Holding Company, Inc. (MTHC) entered into a Class B Preferred Share Redemption Agreement that provided for MTHC to pay all dividends in arrears on the 45,000 MTHC Class B preferred shares held by the Company and redeem the shares in exchange for a payment to the Company. The shares were received as part of the payment from MTHC when it acquired certain foundry operations of the Company in 1999. The Company received $66.0 million, resulting in a $37.0 million gain ($29.0 million after tax) on this sale of preferred stock and final dividend payment.

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

Under the terms of the Company’s 8.875% senior notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC is the joint and several guarantor of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	March 30, 2008 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$266,340	$268,000

Revolving Credit Facility, expiring July 12, 2012	$269,100	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET

As of March 30, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$710,316	$846,583	$218,601	$(568,895)	$1,206,605
Investment in subsidiaries	825,177	—	—	(825,177)	—
Non-current assets	383,389	446,751	37,303	—	867,443

	$1,918,882	$1,293,334	$255,904	$(1,394,072)	$2,074,048

Current liabilities	$569,021	$452,020	$169,303	$(553,574)	$636,770
Long-term debt	266,340	—	—	—	266,340
Other long-term obligations	222,682	102,303	435	—	325,420
Shareholders’ investment	860,839	739,011	86,166	(840,498)	845,518

	$1,918,882	$1,293,334	$255,904	$(1,394,072)	$2,074,048

BALANCE SHEET

As of July 1, 2007

Restated

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$563,956	$833,255	$176,817	$(580,935)	$993,093
Investment in subsidiaries	793,747	—	—	(793,747)	—
Non-current assets	418,213	438,506	34,656	—	891,375

	$1,775,916	$1,271,761	$211,473	$(1,374,682)	$1,884,468

Current liabilities	$443,588	$452,975	$140,043	$(563,536)	$473,070
Long-term debt	267,909	—	—	—	267,909
Other long-term obligations	204,066	99,571	398	—	304,035
Shareholders’ investment	860,353	719,215	71,032	(811,146)	839,454

	$1,775,916	$1,271,761	$211,473	$(1,374,682)	$1,884,468

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended March 30, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$514,327	$229,072	$75,514	$(94,127)	$724,786
Cost of goods sold	409,204	221,632	65,001	(92,603)	603,234

Gross profit	105,123	7,440	10,513	(1,524)	121,552
Engineering, selling, general and administrative expenses	38,722	20,414	9,397	—	68,533
Equity in (earnings) loss from subsidiaries	6,037	—	—	(6,037)	—

Income (loss) from operations	60,364	(12,974)	1,116	4,513	53,019
Interest expense	(10,061)	(45)	(21)	—	(10,127)
Other income (expense), net	636	145	1,040	(16)	1,805

Income (loss) before income taxes	50,939	(12,874)	2,135	4,497	44,697
Provision (credit) for income taxes	12,263	(5,270)	568	—	7,561

Net income (loss)	$38,676	$(7,604)	$1,567	$4,497	$37,136

STATEMENT OF INCOME

For the Nine Months Ended March 30, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,013,246	$595,741	$173,910	$(212,605)	$1,570,292
Cost of goods sold	842,946	582,416	145,039	(211,722)	1,358,679

Gross profit	170,300	13,325	28,871	(883)	211,613
Engineering, selling, general and administrative expenses	116,651	57,556	24,896	—	199,103
Equity in (earnings) loss from subsidiaries	25,027	—	—	(25,027)	—

Income (loss) from operations	28,622	(44,231)	3,975	24,144	12,510
Interest expense	(29,370)	(155)	(185)	—	(29,710)
Other income (expense), net	36,625	1,838	306	1,053	39,822

Income (loss) before income taxes	35,877	(42,548)	4,096	25,197	22,622
Provision (credit) for income taxes	13,926	(15,469)	2,044	—	501

Net income (loss)	$21,951	$(27,079)	$2,052	$25,197	$22,121

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended April 1, 2007

Restated

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$499,703	$240,770	$55,175	$(78,695)	$716,953
Cost of goods sold	411,980	217,085	45,321	(81,861)	592,525
Impairment charge	33,900	—	1,300	—	35,200

Gross profit	53,823	23,685	8,554	3,166	89,228
Engineering, selling, general and administrative expenses	38,341	19,388	5,921	—	63,650
Equity in (earnings) loss from subsidiaries	(4,632)	—	—	4,632	—

Income from operations	20,114	4,297	2,633	(1,466)	25,578
Interest expense	(13,121)	(44)	(48)	525	(12,688)
Other income (expense), net	7,770	70	709	(3,751)	4,798

Income before income taxes	14,763	4,323	3,294	(4,692)	17,688
Provision for income taxes	6,242	2,672	313	(2,123)	7,104

Net income	$8,521	$1,651	$2,981	$(2,569)	$10,584

STATEMENT OF INCOME

For the Nine Months Ended April 1, 2007

Restated

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$950,319	$589,482	$148,364	$(208,904)	$1,479,261
Cost of goods sold	793,104	535,743	121,454	(209,027)	1,241,274
Impairment charge	33,900	—	1,300	—	35,200

Gross profit	123,315	53,739	25,610	123	202,787
Engineering, selling, general and administrative expenses	118,338	52,892	22,317	—	193,547
Equity in (earnings) loss from subsidiaries	(3,583)	—	—	3,583	—

Income from operations	8,560	847	3,293	(3,460)	9,240
Interest expense	(35,292)	(81)	(181)	2,000	(33,554)
Other income (expense), net	8,145	2,230	386	(1,585)	9,176

Income (loss) before income taxes	(18,587)	2,996	3,498	(3,045)	(15,138)
Provision (credit) for income taxes	(4,815)	2,139	772	(1,791)	(3,695)

Net income (loss)	$(13,772)	$857	$2,726	$(1,254)	$(11,443)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 30, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(85,430)	$(59,799)	$(2,617)	$10,069	$(137,777)

Cash Flows from Investing Activities:
Additions to plant and equipment	(22,272)	(22,726)	(1,586)	—	(46,584)
Proceeds received on sale of plant and equipment	430	116	50	—	596
Proceeds received on sale of investment	66,011	—	—	—	66,011
Cash investment in subsidiary	(5,819)	—	(202)	6,021	—
Other, net	(503)	—	—	—	(503)

Net Cash Provided by (Used in) Investing Activities	37,847	(22,610)	(1,738)	6,021	19,520

Cash Flows from Financing Activities:
Net borrowings on loans and notes payable	64,668	86,522	9,840	(10,069)	150,961
Issuance cost of amended revolver	(1,286)	—	—	—	(1,286)
Dividends	(21,871)	—	—	—	(21,871)
Stock option proceeds and tax benefits	991	—	—	—	991
Capital contributions received	—	383	5,638	(6,021)	—

Net Cash Provided by Financing Activities	42,502	86,905	15,478	(16,090)	128,795

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	3,397	—	3,397

Net Increase (Decrease) in Cash and Cash Equivalents	(5,081)	4,496	14,520	—	13,935
Cash and Cash Equivalents, Beginning	8,785	(1,402)	22,086	—	29,469

Cash and Cash Equivalents, Ending	$3,704	$3,094	$36,606	$—	$43,404

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended April 1, 2007

Restated

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(156,058)	$41,545	$(6,420)	$11,653	$(109,280)

Cash Flows from Investing Activities:
Additions to plant and equipment	(18,997)	(12,902)	(14,100)	—	(45,999)
Proceeds received on sale of plant and equipment	472	52	59		583
Cash investment in subsidiary	(381)	—	(1,319)	1,700	—

Net Cash Provided by (Used in) Investing Activities	(18,906)	(12,850)	(15,360)	1,700	(45,416)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans and notes payable	187,618	(35,554)	8,564	(11,653)	148,975
Dividends	(22,159)	—	—	—	(22,159)
Stock option proceeds and tax benefits	2,591	—	—	—	2,591
Treasury stock purchases	(48,232)	—	—	—	(48,232)
Capital contributions received	—	382	1,318	(1,700)	—

Net Cash Provided by (Used in) Financing Activities	119,818	(35,172)	9,882	(13,353)	81,175

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	(2)	—	1,355	—	1,353

Net Decrease in Cash and Cash Equivalents	(55,148)	(6,477)	(10,543)	—	(72,168)
Cash and Cash Equivalents, Beginning	57,623	6,812	30,656	—	95,091

Cash and Cash Equivalents, Ending	$2,475	$335	$20,113	$—	$22,923

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the third quarter of fiscal 2008 totaled $725 million, an increase of $8 million or 1% when compared to fiscal 2007.

Third quarter net sales for the Engines Segment were $546 million versus $516 million for the same period a year ago, an increase of 6%. The increase resulted primarily from an increase in engine unit shipments between quarters and the favorable impact of sales denominated in Euro due to the change in Euro exchange rates. We have had placement gains in the U.S. as a result of a major competitor no longer supplying lawn and garden engines to OEM customers and we have gained volume from OEM customers in Europe.

Third quarter net sales for the Power Products Segment were $241 million, an $8 million or 3% decrease from the same period a year ago. Sales of lawn and garden equipment grew between years due to increased placement at major retailers, but this was offset by the continued softness in demand for generator product and a small decline in pressure washer shipments ahead of the spring selling season. Major retailers have adequate inventories and appear to be controlling inventory replenishment levels very tightly as they try to navigate through the weak economy.

Consolidated net sales for the first nine months of fiscal 2008 totaled $1.57 billion, an increase of $91 million or 6%, compared to the first nine months of fiscal 2007.

Engines Segment sales for the first nine months of fiscal 2008 were $1.07 billion versus $985 million in the prior year, a 9% increase. The increase resulted primarily from an increase in engine unit shipments between years and a favorable impact of sales denominated in Euro due to the change in Euro exchange rates.

Power Products Segment net sales for the first nine months of fiscal 2008 were $625 million, an $18 million or 3% increase over the same period a year ago. The sales improvement was the result of unit shipment increases in pressure washers and certain lawn and garden products. Both fiscal year 2007 and fiscal year 2008 lacked demand created by landed-hurricanes. However, the first fiscal quarter of 2007 did have the benefit of some generator replenishment demand created by tax holiday sales in Florida, while this year’s demand from the tax holiday event was negligible.

GROSS PROFIT MARGIN

The consolidated gross profit margin in the third quarter of fiscal 2008 increased to 16.8% from 12.5% in the same period last year.

Engines Segment margins increased to 20.8% in the third quarter of fiscal 2008 from 11.9% in the third quarter of fiscal 2007. This improvement is primarily attributable to the benefit of favorable exchange rates for Euro denominated sales and the absence of the $33.9 million write-down of assets incurred in fiscal 2007 for the rationalization of a major operating plant in the U.S. Additionally, lower manufacturing spending and improved utilization of production facilities, offset by a mix shift to lower margined engines, contributed to this improvement.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Power Products Segment gross profit margin decreased to 4.4% for the third quarter of fiscal 2008 from 10.4% in the third quarter of fiscal 2007. This margin decline is a result of $5.8 million of startup costs for a new plant and new product models for the lawn and garden markets that did not exist in the third quarter a year ago. Additionally, sales have shifted to a mix of lower margined products.

The consolidated gross profit margin for the first nine months of fiscal 2008 decreased to 13.5% from 13.7% in the same period a year ago.

Engines Segment margins for the first nine months of fiscal 2008 increased to 18.0% from 14.2% in fiscal 2007. This improvement is primarily attributable to the absence of the $33.9 million write-down of assets incurred in fiscal 2007 for the rationalization of a major operating plant in the U.S. and the benefit of favorable exchange rates for Euro denominated sales, offset by a mix shift to lower margined engines and the impact of a $19.8 million warranty expense associated with the snow engine recall.

Power Products margins for the first nine months of fiscal 2008 decreased to 3.4% from 10.0% in fiscal 2007. This margin decline is a result of $12.6 million of increased expenses and lower utilization at certain of the Company’s lawn and garden equipment manufacturing plants in conjunction with the start up and reconfiguration of those operations. Additionally, there was an unfavorable mix of sales to lower margined product, primarily in the generator and pressure washer equipment categories.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $69 million in the third quarter of fiscal 2008, an increase of $5 million or 8% from the third quarter of fiscal 2007. Engineering, selling, general and administrative expenses for the first nine months of fiscal 2008 were $199 million, an increase of $6 million or 3% from the same period a year ago. The third quarter increase is primarily attributable to higher salary and transportation expenses. The fiscal year to date increase over last year is attributable to higher salaries and fringe benefits.

INTEREST EXPENSE

Interest expense for the third quarter of fiscal 2008 was $10.1 million, versus $12.7 million in fiscal 2007. Interest expense was $29.7 million in the first nine months of fiscal 2008, versus $33.6 million in fiscal 2007. Interest expense is less in the third quarter and nine months of fiscal 2008 due to lower borrowings for working capital and lower average interest rates.

PROVISION FOR INCOME TAXES

The third quarter and year to date fiscal 2008 effective tax rates are at 16.9% and 2.2%, respectively versus the 40.2% and 24.4% used in the same respective periods last year. The effective tax rate for the full year is projected to be in the range of 23.0% to 25.0%. The variation reflected between years is due to the required recognition of the tax effects of certain events as discrete items in the quarter they occur in rather than in the overall expected annual tax rate. In addition, the impact of expected tax credits as a percentage of annual earnings for fiscal 2008 results in lowering the projected effective tax rate in fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first nine months of fiscal 2008 was $138 million as compared to $109 million for fiscal 2007, a decrease of $29 million of cash flow from operating activities. During the first nine months of fiscal 2008 the net change to working capital accounts including inventory, accounts payable, and accounts receivable, was consistent with the prior year period at an approximate use of $184 million,

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

including an $85 million increase in accounts receivable and an $87 million decline in inventory build-up. The change in accounts receivable is a result of the timing of collections and shipments to OEMs. A focus on lowering inventory levels resulted in less of an inventory build-up in the first nine months of fiscal 2008, as compared to the same period a year ago. The lower fiscal 2008 cash flows from operating activities is primarily the result of the $37.0 million gain on the sale of an investment in preferred stock including the final dividends paid on the preferred stock during fiscal 2008, the $35.2 million non-cash impairment charge recognized in fiscal 2007, but absent in fiscal 2008, offset by the $33.0 million improvement in earnings.

In the first nine months of fiscal 2008, $20 million was provided by investing activities as compared to $45 million used in investing activities in fiscal 2007. This $65 million increase is a result of $66 million in proceeds received on the sale of an investment in preferred stock including the final dividends paid on the preferred stock.

Net cash provided by financing activities was $129 million in the first nine months fiscal 2008, a $48 million increase from the $81 million provided in the first nine months of fiscal 2007. This increase is attributable to the absence of treasury share repurchases in fiscal 2008. Treasury share repurchases of 1.7 million shares or $48 million were made during the first nine months of fiscal 2007, whereas no treasury share repurchases were made in the first nine months of 2008.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“the Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used the proceeds of the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of March 30, 2008, the unused availability on the Revolver is approximately $229 million. This credit facility and the Company’s other indebtedness contain restrictive covenants as described in Notes 8 and 19 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the third quarter of fiscal 2008, the Company was in compliance with these covenants.

On August 10, 2006, the Company announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions during fiscal 2007 and fiscal 2008. As of March 30, 2008, approximately $48 million of common stock has been repurchased under this plan.

Management expects cash outflows for capital expenditures to be approximately $70 million in fiscal 2008. These anticipated expenditures provide for continued investment in equipment and new products. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations and existing lines of credit will be adequate to fund capital requirements for the foreseeable future.

OTHER MATTERS

A discussion of a change in accounting principle, correction of errors, impairment and disposal charges and a sale of an investment are included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the headings Change in Accounting Principle and Correction of Errors, Impairment and Disposal Charges, and Sale of Investment, respectively, and incorporated herein by reference.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the September 17, 2007, filing of the Company’s Annual Report on Form 10-K/A.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 17, 2007, filing of the Company’s Annual Report on Form 10-K/A.

CRITICAL ACCOUNTING POLICIES

Other than the change in the method the Company uses to compute the market related value of the assets within its qualified defined benefit pension plan and the corrections made to address errors found in previously reported financial statements, both discussed in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading Change in Accounting Principle and Correction of an Error, there have been no material changes in the Company’s critical accounting policies since the September 17, 2007 filing of its Annual Report on Form 10-K/A. As discussed in the Company’s annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the financial statements include estimates as to the recovery of accounts receivable and inventory reserves, as well as estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, group health insurance and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. The Company re-evaluates these significant factors as facts and circumstances change.

NEW ACCOUNTING PRONOUNCEMENTS

A discussion of new accounting pronouncements is included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading New Accounting Pronouncements and incorporated herein by reference.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income; changes in foreign economic conditions, including currency rate fluctuations; the actions of customers of our OEM customers; the ability to bring new productive capacity on line efficiently and with good quality; the ability to successfully realize the maximum market value of assets that may require disposal if products or production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has not been any change in the Company’s internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

A discussion of legal proceedings is included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading Commitments and Contingencies and incorporated herein by reference.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description
10.0	Amendment to Briggs & Stratton Corporation Key Employee Savings and Investment Plan, Effective January 1, 2008 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: May 9, 2008	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
10.0	Amendment to Briggs & Stratton Corporation Key Employee Savings and Investment Plan, Effective January 1, 2008 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)