Form 10-K
period 2008-06-29
BRIGGS & STRATTON CORP
filed 2008-08-28
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ ✓ ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 29, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ✓      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ✓  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ✓      Accelerated filer           Smaller reporting company

Non-accelerated filer         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes           No   ✓

The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $1.08 billion based on the reported last sale price of such securities as of December 28, 2007, the last business day of the most recently completed second fiscal quarter.

Number of Shares of Common Stock Outstanding at August 25, 2008: 49,812,479.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for Annual Meeting on October 15, 2008	Part III

The Exhibit Index is located on page 62.

BRIGGS & STRATTON CORPORATION

FISCAL 2008 FORM 10-K

Cautionary Statement on Forward-Looking Statements

This release contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer disposable income and sentiment; changes in foreign economic conditions, including currency rate fluctuations; the actions of customers of our OEM customers; the ability to bring new productive capacity on line efficiently and with good quality; the ability to successfully realize the maximum market value of assets that may require disposal if products or production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

PART I

ITEM 1.	BUSINESS

Briggs & Stratton (the “Company”) is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are aluminum alloy gasoline engines with displacements ranging from 31 cubic centimeters to 993 cubic centimeters.

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

Engines

General

Briggs & Stratton’s engines are used primarily by the lawn and garden equipment industry, which accounted for 82% of the segment’s fiscal 2008 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 18% of engine sales to OEMs in fiscal 2008 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps and pressure washers. Many retailers specify Briggs & Stratton’s engines on the powered equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is only a component.

In fiscal 2008, approximately 33% of Briggs & Stratton’s Engines Segment net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries and offices in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, Italy, Japan, Mexico, New Zealand, Poland, Russia, South Africa, Spain, Sweden and the United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More detailed information about our foreign operations is in Note 6 of the Notes to Consolidated Financial Statements.

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

Customers

Briggs & Stratton’s engine sales are made primarily to OEMs. Briggs & Stratton’s three largest external engine customers in fiscal years 2008, 2007 and 2006 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Deere & Company. Sales to the top three customers combined were 42%, 54% and 51% of Engines Segment net sales in fiscal 2008, 2007 and 2006, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements.

Briggs & Stratton believes that in fiscal 2008 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as Sears Holdings Corporation (Sears), The Home Depot, Inc. (The Home Depot), Wal-Mart Stores, Inc. (Wal-Mart) and Lowe’s Companies, Inc. (Lowe’s). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the Company attempts to recover increases in commodity costs through increased pricing. Briggs & Stratton believes that a similar trend has developed for its products in industrial and consumer applications outside of the lawn and garden market.

Competition

Briggs & Stratton’s major domestic competitors in engine manufacturing are Honda Motor Co., Ltd. (Honda), Kawasaki Heavy Industries, Ltd. (Kawasaki) and Kohler Co. (Kohler). Several Japanese and Chinese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with Briggs & Stratton in world markets in the sale of engines to other OEMs and indirectly through their sale of end products.

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

Manufacturing

Briggs & Stratton manufactures engines and parts at the following locations: Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff, Missouri; Wauwatosa, Wisconsin; Chongqing, China; and Ostrava, Czech Republic. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin.

As announced in April 2007, the Company discontinued operations at our Rolla, Missouri facility during the second fiscal quarter of 2008. Engine manufacturing performed in Rolla has been moved to the Chongqing, China and Poplar Bluff, Missouri plants.

Briggs & Stratton manufactures a majority of the structural components used in its engines, including aluminum die castings, carburetors and ignition systems. Briggs & Stratton purchases certain parts such as piston rings, spark plugs, valves, ductile and grey iron castings, plastic components, some stampings and screw machine parts and smaller quantities of other components. Raw material purchases consist primarily of aluminum and steel. Briggs & Stratton believes its sources of supply are adequate.

Briggs & Stratton has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan, with Starting Industrial of Japan for the production of rewind starters and punch press components in the United States, and The Toro Company for the manufacture of two-cycle engines in China.

Briggs & Stratton has a strategic relationship with Mitsubishi Heavy Industries (MHI) for the global distribution of air cooled gasoline engines manufactured by MHI in Japan under Briggs & Stratton’s Vanguard™ brand.

Power Products

General

Briggs & Stratton Power Products Group, LLC’s (BSPPG) principal product lines include portable and standby generators, pressure washers, snow throwers and lawn and garden powered equipment. BSPPG sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers. BSPPG product lines are marketed under various brands including Briggs & Stratton, Brute, Craftsman®, Ferris, Giant Vac, John Deere, Murray, Simplicity, Snapper and Troy-Bilt®.

BSPPG has a network of independent dealers worldwide for the sale and service of snow throwers and lawn and garden powered equipment.

To support its international business, BSPPG has leveraged the existing Briggs & Stratton worldwide distribution network.

Customers

Historically, BSPPG’s major customers have been Lowe’s, The Home Depot and Sears. Other U.S. customers include Wal-Mart, Deere & Company, Pace Inc., Tractor Supply Inc., Costco Wholesale, and a network of independent dealers.

Competition

The principal competitive factors in the power products industry include price, service, product performance, technical innovation and delivery. BSPPG has various competitors, depending on the type of equipment. Primary competitors include: Honda (portable generators, pressure washers and lawn and garden equipment), Generac Power Systems, Inc. (“Generac”) (standby generators), Alfred Karcher GmbH & Co. (pressure washers), Techtronic Industries (pressure washers), Deere & Company (commercial and consumer lawn mowers), MTD (consumer and commercial lawn mowers), the Toro Company (commercial and consumer lawn mowers), Scag Power Equipment, a Division of Metalcraft of Mayville, Inc. (commercial lawn mowers), and Husqvarna Outdoor Power Equipment (consumer and commercial lawn mowers).

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

BSPPG purchases engines from its parent, Briggs & Stratton, as well as from Honda, Kawasaki and Kohler. BSPPG has not experienced any difficulty obtaining necessary engines or other purchased components.

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

For the fiscal years ended June 29, 2008, July 1, 2007 and July 2, 2006, Briggs & Stratton spent approximately $26.5 million, $25.7 million and $28.8 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by Briggs & Stratton during fiscal 2008 was 7,202. Employment ranged from a low of 7,071 in October 2007 to a high of 7,388 in April 2008.

Export Sales

Export sales for fiscal 2008, 2007 and 2006 were $476.3 million (22% of net sales), $490.7 million (23% of net sales) and $527.0 million (21% of net sales), respectively. These sales were principally to customers in European countries. Refer to Note 6 of the Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 13 of the Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

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

Demand for products fluctuates significantly due to seasonality. In addition, changes in the weather and consumer confidence impact demand.

Sales of our products are subject to seasonal and consumer buying patterns. Consumer demand in our markets can be reduced by unfavorable weather and weak consumer confidence. We manufacture throughout the year although our sales are concentrated in the second half of our fiscal year. This operating method requires us to anticipate demand of our customers many months in advance. If we overestimate or underestimate demand during a given year, we may not be able to adjust our production quickly enough to avoid excess or insufficient inventories, and that may in turn limit our ability to maximize our potential sales.

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

In fiscal 2008, our three largest customers accounted for 28% of our consolidated net sales. The loss of a significant portion of the business of one or more of these key customers would significantly impact our net sales and profitability.

Changes in environmental or other laws could require extensive changes in our operations or to our products.

Our operations and products are subject to a variety of foreign, federal, state and local laws and regulations governing, among other things, emissions to air, discharges to water, noise, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters. Additional engine emission regulations were phased in through 2008 by the State of California, and will be phased in between 2009 and 2012 by the U.S. Environmental Protection Agency. We do not expect these changes to have a material adverse effect on us, but we cannot be certain that these or other proposed changes in applicable laws or regulations will not adversely affect our business or financial condition in the future.

Foreign economic conditions and currency rate fluctuations can reduce our sales.

In fiscal 2008, we derived approximately 26% of our consolidated net sales from international markets, primarily Europe. Weak economic conditions in Europe could reduce our sales and currency fluctuations could adversely affect our sales or profit levels in U.S. dollar terms.

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

As of June 29, 2008, we had approximately $365.6 million of long-term debt. In addition, we have the ability to incur additional borrowings on our revolving credit facility. This level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

We expect to obtain the money to pay our expenses and to pay the principal and interest on the outstanding 8.875% senior notes, the credit facilities and other debt primarily from our operations. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including the revolving credit facilities and our indentures, may restrict us from adopting any of these alternatives.

We are restricted by the terms of the outstanding senior notes and our other debt, which could adversely affect us.

The indentures relating to the senior notes and our revolving credit agreement include a number of financial and operating restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants include, among other things, restrictions on our ability to:

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

Our failure to comply with restrictive covenants under the indentures governing the senior notes and our revolving credit facility could trigger prepayment obligations.

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

The corporate offices and one of Briggs & Stratton’s engine manufacturing facilities are located in Wauwatosa, Wisconsin. Briggs & Stratton also has engine manufacturing facilities in Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff, Missouri; Ostrava, Czech Republic and Chongqing, China. These are owned facilities containing approximately 2.9 million square feet of office and production area. Briggs & Stratton leases warehouse space in the localities of its engine manufacturing facilities, except China, totaling approximately 662,000 square feet. Additionally, a service parts distribution center consisting of approximately 299,000 square feet is leased in Menomonee Falls, Wisconsin.

BSPPG maintains office space and manufacturing facilities in Brookfield, Jefferson, Watertown and Port Washington, Wisconsin; McDonough, Georgia; Newbern, Tennessee; Munnsville, New York and Qingpu, China. Of these, the domestic facilities, except Brookfield, Wisconsin and Newbern, Tennessee, are owned and contain approximately 1.6 million square feet. The Brookfield, Wisconsin office space is leased and contains approximately 26,000 square feet; the Newbern, Tennessee office space and manufacturing facilities are also leased and contain approximately 267,500 square feet. BSPPG also leases warehouse space in Jefferson, Watertown and Fort Atkinson, Wisconsin; McDonough, Georgia; Grand Prairie, Texas; Greenville, Ohio; Reno, Nevada; and Sherrill, New York totaling approximately 1.8 million square feet. Additionally, the Qingpu, China facility is leased and contains approximately 47,000 square feet.

Briggs & Stratton leases approximately 312,000 square feet of space to house its foreign sales and service operations.

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

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against Briggs & Stratton and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs sought an injunction, compensatory and punitive damages, and attorneys’ fees under various federal and state laws including the Racketeer Influenced and Corrupt Organization Act (RICO) on behalf of all persons in the United States who, beginning January 1, 1994 through the present, purchased a lawnmower containing a two-stroke or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH).

The defendants subsequently filed a motion to dismiss the amended complaint, and two defendants (MTD Products, Inc. and American Honda Motor Company) notified the Court that they reached a settlement with the plaintiff class. On March 30, 2007, the Court issued an order granting the defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the RICO claims with prejudice; (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to refile amended claims in individual state courts; (iii) ordered that any amended complaint for the three Illinois plaintiffs be refiled by May 30, 2008; and (iv) rejected the proposed class-wide settlement with MTD. The plaintiffs have filed new complaints in New Jersey and California federal courts, and refiled an amended complaint in Illinois. Each of these complaints allege, among other things, breach of each state’s consumer fraud laws and seek certification of a state-wide class.

On June 2, 2008, plaintiffs in the New Jersey action, the California action, and the Illinois action filed a motion with the Judicial Panel of Multidistrict Litigation seeking to transfer the three actions to the United States District Court for the District of New Jersey for coordinated pretrial proceedings. Counsel for plaintiffs have represented that they would be filing related actions across the country “and expect to have actions pending in all fifty states and the District of Columbia.” On August 12, 2008 the Multidistrict Litigation Panel denied plantiffs’ request for centralization of these various state proceedings. Defendents’ answers or responsive pleadings in each of the separate federal cases are currently due September 26, 2008.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes the unresolved legal actions will not have a material effect on its financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 29, 2008.

Executive Officers of the Registrant

Name, Age, Position	Business Experience for Past Five Years

JOHN S. SHIELY, 56 Chairman and Chief Executive Officer (1)(2)(3)	Mr. Shiely was elected to his current position effective September 2008, after serving as Chairman, President and Chief Executive Officer since January 2003.

TODD J. TESKE, 43 President and Chief Operating Officer

Mr. Teske was elected to his current position effective September 2008 after serving as Executive Vice President and Chief Operating Officer since September 2005. He previously served as Senior Vice President and President – Briggs & Stratton Power Products Group, LLC from September 2003 to August 2005.

JAMES E. BRENN, 60 Senior Vice President and Chief Financial Officer	Mr. Brenn was elected to his current position in October 1998, after serving as Vice President and Controller since November 1988.

DAVID G. DEBAETS, 45 Vice President – North American Operations (Engine Power Products Group)	Mr. DeBaets was elected to his current position effective September 2007. He has served as Vice President and General Manager – Large Engine Division since April 2000.

ROBERT F. HEATH, 60 Secretary	Mr. Heath was elected to his current position in January 2002. In addition, Mr. Heath is Vice President and General Counsel and has served in these positions since January 2001.

HAROLD L. REDMAN, 44 Vice President and President – Home Power Products Group

Mr. Redman was elected to his current position effective September 2006. He has served as Vice President and President – Home Power Products since May 2006. He also served as Senior Vice President – Sales & Marketing – Simplicity Manufacturing, Inc. since July 1995.

WILLIAM H. REITMAN, 52 Senior Vice President – Sales & Customer Support

Mr. Reitman was elected to his current position effective September 2007, after serving as Senior Vice President – Sales & Marketing since May 2006, and Vice President – Sales & Marketing since October 2004. He also served as Vice President – Marketing since November 1995.

DAVID J. RODGERS, 37 Controller

Mr. Rodgers was elected as an executive officer in September 2007 and has served as Controller since December 2006. He was previously employed by Roundy’s Supermarkets, Inc. as Vice President – Controller from September 2005 to November 2006 and Vice President – Retail Controller from May 2003 to August 2005.

THOMAS R. SAVAGE, 60 Senior Vice President – Administration	Mr. Savage was elected to his current position effective July 1997.

MICHAEL D. SCHOEN, 48 Senior Vice President – Operations Support

Mr. Schoen was elected to his current position effective December 2007 after serving as Senior Vice President and President – International Power Products Group since September 2005. He also served as Vice President – International Group since July 2001.

VINCENT R. SHIELY, 48 Senior Vice President and President – Yard Power Products Group (3)

Mr. Shiely was elected to his current position effective May 2006, after serving as Vice President and President – Home Power Products Group since September 2005. He also served as Vice President and General Manager – Home Power Products Division October 2004 to September 2005. He previously served as Vice President and General Manager – Engine Products Group since September 2002.

CARITA R. TWINEM, 53 Treasurer	Ms. Twinem was elected to her current position in February 2000. In addition, Ms. Twinem is Tax Director and has served in this position since July 1994.

JOSEPH C. WRIGHT, 49 Senior Vice President and President – Engine Power Products Group

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

Briggs & Stratton common stock and its common share purchase rights are traded on the NYSE under the symbol “BGG”. Information required by this Item is incorporated by reference from the “Quarterly Financial Data, Dividend and Market Information” (unaudited) on page 60.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Briggs & Stratton did not make any purchases of equity securities registered by the company pursuant to Section 12 of the Exchange Act during the fourth quarter of fiscal 2008.

Five-year Stock Performance Graph

The chart below is a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on June 30, 2003 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

FIVE YEAR CUMULATIVE TOTAL RETURN COMPARISON*

Briggs & Stratton versus Published Indices

*	Total return calculation is based on compounded monthly returns with reinvested dividends.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2008	Restated 2007	Restated 2006	Restated 2005	Restated 2004
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS (1) (2) (3)
NET SALES	$2,151,393	$2,156,833	$2,539,671	$2,651,975	$1,947,364
GROSS PROFIT ON SALES	307,316	295,198	495,345	508,691	441,697
PROVISION (CREDIT) FOR INCOME TAXES	7,009	(3,399)	52,533	59,890	71,294
INCOME BEFORE EXTRAORDINARY GAIN	22,600	6,701	105,981	120,525	137,643
INCOME BEFORE EXTRAORDINARY GAIN PER SHARE OF COMMON STOCK:
Basic Earnings	0.46	0.13	2.06	2.34	3.04
Diluted Earnings	0.46	0.13	2.05	2.32	2.72
PER SHARE OF COMMON STOCK:
Cash Dividends	.88	.88	.88	.68	.66
Shareholders’ Investment	$16.90	$16.94	$20.47	$18.28	$17.02
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	49,549	49,715	51,479	51,472	45,286
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	49,652	49,827	51,594	51,954	50,680

OTHER DATA (1) (2)
SHAREHOLDERS’ INVESTMENT	$837,523	$838,454	$1,045,492	$943,837	$868,522
LONG-TERM DEBT	365,555	384,048	383,324	486,321	360,562
CAPITAL LEASES	1,677	2,379	1,385	1,988	-
TOTAL ASSETS	1,833,294	1,884,468	2,049,436	2,072,538	1,724,341
PLANT AND EQUIPMENT	1,012,987	1,006,402	1,008,164	1,005,644	867,987
PLANT AND EQUIPMENT, NET OF RESERVES	391,833	388,318	430,288	447,255	356,542
PROVISION FOR DEPRECIATION	65,133	70,379	72,734	66,348	59,816
EXPENDITURES FOR PLANT AND EQUIPMENT	65,513	68,000	69,518	86,075	52,962
WORKING CAPITAL	$644,935	$519,023	$680,606	$761,037	$677,832
Current Ratio	2.9 to 1	2.1 to 1	3.0 to 1	3.1 to 1	3.2 to 1
NUMBER OF EMPLOYEES AT YEAR-END	7,145	7,260	8,701	9,073	7,732
NUMBER OF SHAREHOLDERS AT YEAR-END	3,545	3,693	3,874	4,058	4,230
QUOTED MARKET PRICE:
High	$33.40	$33.07	$40.38	$44.50	$44.22
Low	$12.80	$24.29	$30.01	$30.83	$24.68

(1)	The amounts include the acquisitions of Simplicity Manufacturing, Inc. since July 7, 2004 and certain assets of Murray, Inc. since February 11, 2005.

(2)	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

(3)	As discussed in Note 3 to the Notes to Consolidated Financial Statements, the Company has restated its prior years’ financial statements for a change in accounting principle related to its defined benefit pension plan, which occurred in the first quarter of fiscal 2008, and for the correction of certain errors which were identified in the third quarter of fiscal 2008. The impact of these items was a reduction in fiscal 2005 net sales of approximately $2.9 million. There was no impact on fiscal 2004 net sales. The impact of these items was an increase in fiscal 2005 and 2004 income before extraordinary gain of $3.8 million ($.07 per diluted share) and $1.5 million ($.03 per diluted share), respectively. The impact to the fiscal 2006, 2005 and 2004 balance sheet data was negligible.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 2008 COMPARED TO FISCAL 2007

Net Sales

Fiscal 2008 consolidated net sales were approximately $2.15 billion, a decrease of $5.4 million compared to the previous year. The decrease is due to the net effect of lower sales volumes in both segments offset by a favorable mix of product and currency exchange rates in the Engines Segment.

Engines Segment net sales were $1.46 billion compared to $1.45 billion in the prior year, an increase of $12.8 million or 1%. This increase reflects the impact of a favorable mix of shipped products and a favorable currency exchange rate offset by a 4% reduction of engine shipments. The decrease in unit volume was primarily due to the lower demand for engine powered lawn and garden equipment in the U.S.

Power Products Segment net sales were $870.4 million in fiscal 2008 compared to $890.0 million in fiscal 2007, a decrease of $19.6 million or 2%. This decrease was due to a reduction in unit shipments in each product category except shipments of lawn and garden equipment to mass retailers, which reflected product placement that the Company did not have in the prior year. Generally, these sales decreases reflect weak consumer demand for outdoor power equipment.

Gross Profit

Consolidated gross profit was $307.3 million in fiscal 2008 compared to $295.2 million in fiscal 2007, an increase of $12.1 million or 4%. In fiscal 2008, the Company recorded a $13.3 million pretax ($8.1 million after tax) gain associated with the reduction of certain post closing employee benefit costs related to the closing of the Port Washington, Wisconsin manufacturing facility and a $19.8 million pretax ($13.5 million after tax) expense from a snow engine recall. In fiscal 2007, the Company recorded impairment charges of $43.1 million ($26.2 million, net of taxes) related to write-downs of assets primarily associated with the announced rationalization of two manufacturing plants and $5.0 million pretax ($3.4 million after tax) expense from the snow engine recall. After considering the impact of these items, consolidated gross profit declined $29.5 million, primarily the result of lower sales volumes and lower utilization of production facilities.

Engines Segment gross profit increased to $271.0 million in fiscal 2008 from $216.9 million in fiscal 2007, an increase of $54.1 million. Engines Segment gross profit margins increased to 18.6% in fiscal 2008 from 15.0% in fiscal 2007. Approximately $20.4 million of the improvement is due to fiscal 2007 expenses incurred with the write-down of assets associated primarily with the rationalization of a major manufacturing plant in the United States that were not incurred in fiscal 2008, offset by the increased expense of the snow engine recall in fiscal 2008. The balance of the improvement resulted primarily from $23.1 million of manufacturing cost reductions primarily from the rationalization of the manufacturing plant in the United States. A favorable product mix and favorable currency exchange rates were offset by decreases in unit volume.

The Power Products Segment gross profit decreased to $39.4 million in fiscal 2008 from $80.4 million in fiscal 2007, a decrease of $41.0 million. The Power Products Segment gross profit margins decreased to 4.5% in fiscal 2008 from 9.0% in fiscal 2007. As previously mentioned, a $13.3 million gain associated with the reduction of certain post closing employee benefit costs related to the closing of the Port Washington, Wisconsin manufacturing facility was recorded in fiscal 2008. In fiscal 2007, asset impairment charges of $9.2 million were recorded, primarily related to the write-down of assets at this same facility. After considering the impact of these items, gross margins decreased $63.5 million, primarily the result of $22.8 million of manufacturing cost increases due to under utilization of production facilities, $16.5 million of inefficiencies related to the initial year of a plant start-up and $19.2 million of increased costs for raw materials and components.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs increased to $281.0 million in fiscal 2008 from $263.0 million in fiscal 2007, an increase of $17.9 million. Engineering, selling, general and administrative costs as a percent of sales increased to 13.1% in fiscal 2008 from 12.2% in fiscal 2007.

The increase in engineering, selling, general and administrative expenses is due to planned increases in salaries and benefits of $10.0 million, $2.2 million of increased engineering costs and increased selling, marketing and advertising expenses of $1.4 million.

Interest Expense

Interest expense decreased $5.6 million in fiscal 2008 compared to fiscal 2007. The decrease is attributable to lower average borrowings between years for working capital requirements and lower average interest rates.

Other Income

Other income increased $26.6 million in fiscal 2008 as compared to fiscal 2007. This increase is primarily due to the $8.6 million gain on the redemption of preferred stock and $18.3 million of additional dividends received on this stock compared to the prior year.

Provision for Income Taxes

The effective tax rate was 23.7% for fiscal 2008 and 102.9% for fiscal 2007. The fiscal 2008 effective tax rate is less than the statutory 35% rate primarily due to the Company’s ability to exclude from taxable income a portion of the distributions received from investments and the benefit from research credits. In 2007, the combination of similar exclusion, the research credit and production activity deduction with a small pre-tax financial loss effectively increased the total tax (benefit) by an amount greater than the pre-tax loss.

FISCAL 2007 COMPARED TO FISCAL 2006

Net Sales

Fiscal 2007 consolidated net sales were approximately $2.16 billion, a decrease of $383 million compared to the previous year. The decrease is primarily due to lower sales volumes in both segments.

Engines Segment net sales were $1.45 billion compared to $1.65 billion in the prior year, a decrease of $201.2 million or 12%. The decrease is primarily the result of a 12% decrease in engine unit shipments between years. The shipment decline is due to a 66% reduction of engine shipments for portable generators caused by a lack of events, such as hurricanes, that cause power outages. The remainder of the decrease is due to lower retail demand for lawn and garden equipment in the U.S. along with a smaller market share in Europe. Unfavorable weather conditions and various economic factors contributed to difficult market conditions for lawn and garden products. Pricing improvements and the impact of favorable Euro exchange rates in fiscal 2007 were almost entirely offset by an unfavorable mix shift to smaller displacement, lower priced engines.

Power Products Segment net sales were $890.0 million in fiscal 2007 compared to $1.18 billion in fiscal 2006, a decrease of $293.5 million or 25%. Approximately $113.0 million of the decrease was the result of the anticipated reduction of Murray branded lawn and garden product sold to retailers. Excluding Murray branded product, lawn and garden equipment sales were comparable between years. The remainder of the net sales decrease was primarily due to a 58% reduction of portable generator unit shipments because of no landed hurricane activity in fiscal 2007 and lower pre-hurricane season sales. These sales decreases were partially offset by an increase in pressure washer unit shipments compared to the same period in the prior year and the introduction of new air compressor and home standby generator products.

Gross Profit

Consolidated gross profit was $295.2 million in fiscal 2007 compared to $495.3 million in fiscal 2006, a decrease of $200.1 million or 40%. In fiscal 2007, the Company recorded impairment charges of $43.1 million ($26.2 million, net of taxes) related to write-downs of assets primarily associated with the announced rationalization of two manufacturing plants. The remainder of the decrease is the result of lower sales and production volumes in both segments.

Engines Segment gross profit decreased to $216.9 million in fiscal 2007 from $388.1 million in fiscal 2006, a decrease of $171.2 million. Engines Segment gross profit margins decreased to 15.0% in fiscal 2007 from 23.5% in fiscal 2006. Approximately $33.9 million of the decline is attributable to expense incurred with the write-down of assets primarily associated with the rationalization of a major operating plant in the United States. The balance of the reduction resulted primarily from lower sales and production volumes, and increased costs for raw materials. Lower unit sales negatively impacted fiscal 2007 margins by approximately $70.0 million. Pricing improvements and the impact of favorable Euro exchange rates in fiscal 2007 were almost entirely offset by an unfavorable mix shift to smaller displacement, lower priced engines. Raw material cost increases primarily related to aluminum, steel, and zinc also negatively impacted margins. Engine production volumes decreased 18.9% in fiscal 2007 compared to fiscal 2006 reducing fixed cost absorption by approximately $45.0 million. In addition, fiscal 2006 included gains of approximately $12.2 million associated with certain asset sales that were not recurring in fiscal 2007.

The Power Products Segment gross profit decreased to $80.4 million in fiscal 2007 from $110.7 million in fiscal 2006, a decrease of $30.3 million. The Power Products Segment gross profit margins decreased to 9.0% in fiscal 2007 from 9.4% in fiscal 2006. Asset impairment charges of $9.2 million primarily related to the write-down of assets associated with a plan to close the Port Washington manufacturing facility by October 2008 accounted for a gross profit margin decline of approximately 1.0%. Portable generator production volume declines of 65% offset by increased production of pressure washers decreased fixed cost absorption by approximately $13.6 million. These declines were offset by a decrease of $19 million of 2006 expenses associated with the wind down of operations at the Murray, Inc. operating facility and the write-off of excess inventory related to Murray product.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs decreased to $263.0 million in fiscal 2007 from $313.2 million in fiscal 2006, a decrease of $50.2 million. Engineering, selling, general and administrative costs as a percent of sales decreased to 12.2% in fiscal 2007 from 12.3% in fiscal 2006.

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

Provision for Income Taxes

The effective tax rate was 102.9% for fiscal 2007 and 33.1% for fiscal 2006. The fiscal 2007 effective tax rate results primarily from our ability to exclude from taxable income a portion of the distributions received from investments and the benefit from the research credit and the production activities deduction.

Liquidity and Capital Resources

FISCAL YEARS 2008, 2007 AND 2006

Cash flows from operating activities were $61 million, $88 million and $155 million in fiscal 2008, 2007 and 2006, respectively.

The fiscal 2008 cash flows from operating activities were $27 million less than the prior year. This decrease is primarily due to lower cash operating earnings that resulted from increased manufacturing costs, offset by $32 million less of working capital requirements between years.

The fiscal 2007 cash flows from operating activities were $67 million less than the prior year. The primary reason for the decrease is due to net income being lower by $99 million in fiscal 2007 compared to fiscal 2006. The decrease in net income was partially offset by non-cash impairment charges of $43 million in fiscal 2007. In addition, higher fourth quarter sales within our Engines Segment increased working capital requirements for accounts receivable by $54 million partially offset by higher accounts payable and accrued liabilities.

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

Cash provided by investing activities was $0.7 million in fiscal 2008. Cash used in investing activities was $67 million and $55 million in fiscal 2007 and 2006, respectively. These cash flows include capital expenditures of $66 million, $68 million and $70 million in fiscal 2008, 2007 and 2006, respectively. The capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products. During fiscal 2007, the Company increased its Engines Segment capacity by opening a new plant in Ostrava, Czech Republic which accounted for $15 million of capital expenditures. This new plant began production in December 2006. In addition, the Power Products Segment added lawn and garden product capacity with a new plant in Newbern, Tennessee that accounted for $14 million and $6 million of capital expenditures in fiscal 2008 and 2007, respectively. This plant began production in the second quarter of fiscal 2008.

In fiscal 2008, the Company received $66 million in proceeds on the sale of an investment in preferred stock including the final dividends paid on this preferred stock.

In fiscal 2006, Briggs & Stratton received $12 million in cash from the sale of certain operating assets. In addition, Briggs & Stratton received $6 million as a refund of a portion of the cash paid for certain assets of Murray, Inc. in fiscal 2006.

Briggs & Stratton used cash of $63 million, $89 million and $169 million in financing activities in fiscal 2008, 2007 and 2006, respectively.

The Company paid common stock dividends of $44 million, $44 million and $45 million in fiscal 2008, 2007 and 2006, respectively. In fiscal 2007, Briggs & Stratton repurchased $48 million of its common shares outstanding as part of a $120 million share repurchase program authorized by the Board of Directors in fiscal 2007. Briggs & Stratton repurchased $35 million of its common shares in fiscal 2006.

In fiscal 2006, the Company paid off $104 million of its long term debt, including $90 million of its term notes due in fiscal 2008.

The Company received $1 million, $4 million and $12 million in fiscal years 2008, 2007 and 2006, respectively, from the exercise of stock options. The stock option activity is a direct reflection of the market value of the Company’s stock and option strike prices that encourage the exercise of the options.

Future Liquidity and Capital Resources

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used the proceeds of the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. At any time during the term of the Revolver, the Company may, so long as no event of default has occurred and is continuing and certain other conditions are satisfied, elect to increase the maximum amount available under the Revolver from $500 million by up to an amount not to exceed $250 million through, at the Company’s election, increases of commitments by existing lenders and/or the addition of new lenders. The Revolver has a term of five years and all outstanding borrowings on the Revolver will be due and payable on July 12, 2012. As of June 29, 2008, borrowings on the Revolver totaled $99.1 million.

On August 10, 2006, Briggs & Stratton announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions during fiscal 2007 and fiscal 2008. The Company repurchased approximately $48 million of common stock under this plan, which expired in February 2008.

Briggs & Stratton expects capital expenditures to be approximately $50 million in fiscal 2009. These anticipated expenditures reflect our plans to continue to reinvest in equipment, new products, and capacity enhancements.

Management believes that available cash, the credit facility, cash generated from future operations and existing lines of credit will be adequate to fund Briggs & Stratton’s capital requirements for the foreseeable future.

Financial Strategy

Management believes that the value of Briggs & Stratton is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. Consequently, management’s first priority is to reinvest capital into physical assets and products that maintain or grow the global cost leadership and market positions that Briggs & Stratton has achieved, and drive the economic value of the Company. Management’s next financial objective is to identify strategic acquisitions or alliances that enhance revenues and provide a superior economic return. Finally, management believes that when capital cannot be invested for returns greater than the cost of capital, we should return capital to the capital providers through dividends and/or share repurchases.

Off-Balance Sheet Arrangements

Briggs & Stratton has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements. Briggs & Stratton’s significant contractual obligations include our debt agreements and certain employee benefit plans.

Briggs & Stratton is subject to financial and operating restrictions in addition to certain financial covenants under its domestic debt agreements. As is fully disclosed in Note 8 of the Notes to Consolidated Financial Statements, these restrictions could limit our ability to: pay dividends; incur further indebtedness; create liens; enter into sale and/or leaseback transactions; consolidate, sell or lease all or substantially all of our assets; and dispose of assets or the proceeds of our assets. We believe we will remain in compliance with these covenants in fiscal 2009. Briggs & Stratton has obligations concerning certain employee benefits including its pension plans, postretirement benefit obligations and deferred compensation arrangements. All of these obligations are recorded on our Balance Sheets and disclosed more fully in the Notes to Consolidated Financial Statements.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of June 29, 2008 is as follows (in thousands):

	Total	2009	2010-2011	2012-2013	Thereafter
Long-Term Debt	$367,077	$-	$268,000	$99,077	$-
Interest on Long-Term Debt	83,640	28,541	50,145	4,954	-
Capital Leases	2,077	524	992	561	-
Operating Leases	59,303	14,981	23,570	12,766	7,986

	$512,097	$44,046	$342,707	$117,358	$7,986

Other Matters

Labor Agreement

Briggs & Stratton has collective bargaining agreements with its unions. These agreements expire at various times ranging from 2008-2013.

Emissions

The U.S. Environmental Protection Agency (EPA) has developed national emission standards under a two-phase process for small air cooled engines. Briggs & Stratton currently has a complete product offering that complies with the EPA’s Phase II engine emission standards.

The EPA issued proposed Phase III standards to further reduce engine exhaust emissions and to control evaporative emissions from small off-road engines and equipment they are used in. The proposed standards are similar to those adopted by the California Air Resources Board (CARB). The proposed Phase III program would require some evaporative controls in 2009 and go into full effect in 2011 for Class II engines (225 cubic centimeter displacement and larger) and 2012 for Class I engines (less than 225 cubic centimeter displacement). Briggs & Stratton does not believe compliance with the new standards will have a material adverse effect on its financial position or results of operations.

CARB’s Tier 3 regulation requires additional reductions to engine exhaust emissions and new controls on evaporative emissions from small engines. The Tier 3 regulation was fully phased in during fiscal year 2008. While Briggs & Stratton believes the cost of the regulation may increase engine costs per unit, Briggs & Stratton does not believe the regulation will have a material effect on its financial condition or results of operations. This assessment is based on a number of factors, including revisions the CARB made to its adopted regulation from the proposal published in September 2003 in response to recommendations from Briggs & Stratton and others in the regulated category and intention to pass increased costs associated with the regulation on to consumers.

The European Commission adopted an engine emission Directive regulating exhaust emissions from small air cooled engines. The Directive parallels the Phase 1 and 2 regulations adopted by the U.S. EPA. Stage 1 was effective in February 2004 and Stage 2 phases in between calendar years 2005 and 2007, with some limited extensions available for specific size and type engines until 2010. Briggs & Stratton has a full product line compliant with Stage 2. Briggs & Stratton does not believe compliance with the Directive will have a material adverse effect on its financial position or results of operations.

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

The most significant accounting estimates inherent in the preparation of our financial statements include a goodwill assessment, estimates as to the recovery of accounts receivable and inventory reserves, and estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, litigation and taxation.

The carrying amount of goodwill is tested annually and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company performs impairment reviews for its reporting units, which have been determined to be one level below the Company’s reportable segments, using a fair value method. The reporting units are Engine Power Products, Home Power Products and Yard Power Products. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. To estimate fair value, the Company periodically retains independent third party valuation experts. Fair value is estimated using a valuation methodology that incorporates three approaches in estimating fair value including the public guideline company method, the guideline transaction method and the discounted cash flow method. The determination of fair value requires significant management judgment including estimating future sales volumes, selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. The estimated fair value is then compared with the carrying value of the reporting unit, including the recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at June 29, 2008 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and as such, no impairment existed. Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that an asset may be impaired. Indefinite lived intangible assets are also subject to impairment testing on at least an annual basis. At June 29, 2008 there was no impairment of intangible assets.

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

The pension benefit obligation and related pension expense or income are calculated in accordance with SFAS No.158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132 (R)”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at June 29, 2008 used a discount rate of 7.0% and an expected rate of return on plan assets of 8.75%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody’s Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension expense by approximately $0.5 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension expense by approximately $2.3 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders’ equity and expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At June 29, 2008 the fair value of plan assets exceeded the projected benefit obligation by approximately $52 million.

The other postretirement benefits obligation and related expense or income are also calculated in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” and are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $10.0 million and would increase the service and interest cost by $0.8 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $9.2 million and decrease the service and interest cost by $0.7 million.

For pension and postretirement benefits, actuarial gains and losses are accounted for in accordance with GAAP. Refer to Note 14 of the Notes to the Consolidated Financial Statements for additional discussion.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. At this time, the impact of adoption of SFAS 161 on our consolidated financial position is being assessed.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. At this time, the impact of adoption of SFAS 160 on our consolidated financial position is being assessed.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development, and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will impact the accounting for any business combinations entered into after the effective date.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. At this time, the impact of adoption of SFAS 157 on our consolidated financial position is being assessed.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of a postretirement benefit plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Briggs & Stratton adopted SFAS 158 on July 1, 2007. See Note 14 – Employee Benefit Costs in the Notes to Consolidated Financial Statements for further discussion regarding the Company’s pension and other postretirement benefit plans.

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 details how companies should recognize, measure, present and disclose uncertain tax positions that have been or expect to be taken. As such, the financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006. See Note 5 – Income Taxes in the Notes to Consolidated Financial Statements for further discussion regarding the Company’s adoption of FIN 48 in its 2008 fiscal year.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Briggs & Stratton is exposed to market risk from changes in foreign exchange and interest rates. To reduce the risk from changes in foreign exchange rates, Briggs & Stratton uses financial instruments. Briggs & Stratton does not hold or issue financial instruments for trading purposes.

Foreign Currency

Briggs & Stratton’s earnings are affected by fluctuations in the value of the U.S. dollar against various currencies, with the Japanese Yen and the Euro as the most significant. The Yen is used to purchase engines from Briggs & Stratton’s joint venture. Briggs & Stratton purchases components in Euros from third parties and receives Euros for certain products sold to European customers. Briggs & Stratton’s foreign subsidiaries’ earnings are also influenced by fluctuations of the local currency against the U.S. dollar as these subsidiaries purchase inventory from the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At June 29, 2008, Briggs & Stratton had the following forward foreign exchange contracts outstanding with the Fair Value (Gains) Losses shown (in thousands):

Hedge Currency	Notional Value	Fair Market Value	Conversion Currency	(Gain) Loss at Fair Value
Japanese Yen	1,200,000	$11,405	U.S.	$(85)
Australian Dollars	5,480	$5,196	U.S.	$270

All of the above contracts expire within twelve months.

Fluctuations in currency exchange rates may also impact the shareholders’ investment in Briggs & Stratton. Amounts invested in Briggs & Stratton’s non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Shareholders’ Investment increased $10.8 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 29, 2008 was approximately $98.8 million.

Interest Rates

Briggs & Stratton is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions.

On June 29, 2008, Briggs & Stratton had the following short-term loans outstanding (in thousands):

Currency	Amount	Weighted Average Interest Rate
U.S. Dollars	$3,000	5.11%

This loan has a variable interest rate. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate, would increase (decrease) interest expense by $30 thousand.

Long-term loans, net of unamortized discount, consisted of the following (in thousands):

Description	Amount	Maturity
8.875% Senior Notes	$266,478	2011
Revolving Credit Facility	$99,077	2012

The Senior Notes carry fixed rates of interest and are therefore not subject to market fluctuation. The Revolving Credit Facility has a variable interest rate. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate, would increase (decrease) interest expense by approximately $1.0 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JUNE 29, 2008 AND JULY 1, 2007

(in thousands)

ASSETS	2008	Restated 2007

CURRENT ASSETS:

Cash and Cash Equivalents	$32,468	$29,469
Receivables, Less Reserves of $5,607 and $4,102, Respectively	320,568	327,475
Inventories:
Finished Products and Parts	339,186	344,074
Work in Process	177,280	198,242
Raw Materials	13,738	7,766

Total Inventories	530,204	550,082
Deferred Income Tax Asset	53,496	55,520
Prepaid Expenses and Other Current Assets	41,801	30,547

Total Current Assets	978,537	993,093

GOODWILL	248,328	250,107

OTHER INTANGIBLE ASSETS, Net	90,687	92,556

INVESTMENTS	21,956	47,326

PREPAID PENSION	90,020	103,247

DEFERRED LOAN COSTS, Net	3,106	3,135

OTHER LONG-TERM ASSETS, Net	8,827	6,686

PLANT AND EQUIPMENT:

Land and Land Improvements	18,826	18,039
Buildings	139,876	142,873
Machinery and Equipment	838,085	814,037
Construction in Progress	16,200	31,453

	1,012,987	1,006,402

Less - Accumulated Depreciation	621,154	618,084

Total Plant and Equipment, Net	391,833	388,318

	$1,833,294	$1,884,468

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JUNE 29, 2008 AND JULY 1, 2007

(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2008	Restated 2007

CURRENT LIABILITIES:

Accounts Payable	$170,476	$187,776
Short-term Debt	3,000	3,000
Current Maturities on Long-term Debt	-	116,139
Accrued Liabilities:
Wages and Salaries	40,870	27,901
Warranty	34,913	37,353
Accrued Postretirement Health Care Obligation	30,621	37,504
Other	53,722	64,397

Total Accrued Liabilities	160,126	167,155

Total Current Liabilities	333,602	474,070

DEFERRED INCOME TAX LIABILITY	47,266	37,300

ACCRUED PENSION COST	36,173	39,438

ACCRUED WARRANTY	14,635	17,213

ACCRUED EMPLOYEE BENEFITS	18,521	20,072

ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	161,684	186,868

LONG-TERM DEBT	365,555	267,909

OTHER LONG-TERM LIABILITIES	18,335	3,144

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ INVESTMENT:

Common Stock -
Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	76,667	73,149
Retained Earnings	1,082,553	1,107,514
Accumulated Other Comprehensive Income (Loss)	(110,234)	(128,951)
Treasury Stock at Cost, 8,154 Shares in 2008 and 8,222 Shares in 2007	(212,042)	(213,837)

Total Shareholders’ Investment	837,523	838,454

	$1,833,294	$1,884,468

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Earnings

FOR THE FISCAL YEARS ENDED JUNE 29, 2008, JULY 1, 2007 AND JULY 2, 2006

(in thousands, except per share data)

	2008	Restated 2007	Restated 2006

NET SALES	$2,151,393	$2,156,833	$2,539,671

COST OF GOODS SOLD	1,844,077	1,818,547	2,044,326

IMPAIRMENT CHARGE	-	43,088	-

Gross Profit	307,316	295,198	495,345

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	280,976	263,041	313,231

Income from Operations	26,340	32,157	182,114

INTEREST EXPENSE	(38,123)	(43,691)	(42,091)

OTHER INCOME, Net	41,392	14,836	18,491

Income Before Provision (Credit) for Income Taxes	29,609	3,302	158,514

PROVISION (CREDIT) FOR INCOME TAXES	7,009	(3,399)	52,533

NET INCOME	$22,600	$6,701	$105,981

EARNINGS PER SHARE DATA

Weighted Average Shares Outstanding	49,549	49,715	51,479

Basic Earnings Per Share	$0.46	$0.13	$2.06

Diluted Average Shares Outstanding	49,652	49,827	51,594

Diluted Earnings Per Share	$0.46	$0.13	$2.05

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JUNE 29, 2008, JULY 1, 2007 AND JULY 2, 2006

(in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Restated Retained Earnings	Restated Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Restated Comprehensive Income
RESTATED BALANCES, JULY 3, 2005	$579	$53,808	$1,083,980	$(48,331)	$(146,199)
Comprehensive Income:
Restated Net Income	-	-	105,981	-	-	$105,981
Foreign Currency Translation Adjustments	-	-	-	1,785	-	1,785
Unrealized Loss on Derivatives	-	-	-	(1,255)	-	(1,255)
Minimum Pension Liability Adjustment, net of tax of $(33,733)	-	-	-	52,761	-	52,761

Total Comprehensive Income	-	-	-	-	-	$159,272

Cash Dividends Paid ($0.88 per share)	-	-	(45,278)	-	-
Purchase of Common Stock for Treasury	-	-	-	-	(34,919)
Stock Option Activity, net of tax	-	10,455	-	-	10,254
Restricted Stock	-	(1,059)	-	-	925
Amortization of Unearned Compensation	-	1,276	-	-	-
Deferred Stock	-	605	-	-	-
Shares Issued to Directors	-	41	-	-	83

RESTATED BALANCES, JULY 2, 2006	$579	$65,126	$1,144,683	$4,960	$(169,856)
Comprehensive Income:
Restated Net Income	-	-	6,701	-	-	$6,701
Foreign Currency Translation Adjustments	-	-	-	4,275	-	4,275
Unrealized Loss on Derivatives	-	-	-	(765)	-	(765)
Minimum Pension Liability Adjustment, net of tax of $(1,218)	-	-	-	(1,904)	-	(1,904)

Total Comprehensive Income	-	-	-	-	-	$8,307

Cash Dividends Paid ($0.88 per share)	-	-	(43,870)	-	-
Purchase of Common Stock for Treasury	-	-	-	-	(48,232)
Stock Option Activity, net of tax	-	7,226	-	-	3,725
Restricted Stock	-	(559)	-	-	436
Amortization of Unearned Compensation	-	1,023	-	-	-
Deferred Stock	-	326	-	-	-
Shares Issued to Directors	-	7	-	-	90
Adjustment to Initially Apply SFAS 158, net of tax of $(86,643)	-	-	-	(135,517)	-

RESTATED BALANCES, JULY 1, 2007	$579	$73,149	$1,107,514	$(128,951)	$(213,837)
Comprehensive Income:
Net Income	-	-	22,600	-	-	$22,600
Foreign Currency Translation Adjustments	-	-	-	10,846	-	10,846
Unrealized Gain on Derivatives	-	-	-	5,550	-	5,550
Change in Pension and Postretirement Plans, net of tax of $1,483	-	-	-	2,321	-	2,321

Total Comprehensive Income	-	-	-	-	-	$41,317

Cash Dividends Paid ($0.88 per share)	-	-	(43,560)	-	-
Stock Option Activity, net of tax	-	3,230	-	-	1,065
Restricted Stock	-	(974)	-	-	638
Amortization of Unearned Compensation	-	1,117	-	-	-
Deferred Stock	-	142	-	-	-
Shares Issued to Directors	-	3	-	-	92
Adoption of FIN 48	-	-	(4,001)	-	-

BALANCES, JUNE 29, 2008	$579	$76,667	$1,082,553	$(110,234)	$(212,042)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JUNE 29, 2008, JULY 1, 2007 AND JULY 2, 2006

(in thousands)

	2008	Restated 2007	Restated 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$22,600	$6,701	$105,981

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:

Depreciation and Amortization	68,886	74,314	77,234
Stock Compensation Expense	4,563	8,484	9,999
Impairment Charge	-	43,088	-
Earnings (Loss) of Unconsolidated Affiliates, Net of Dividends	(788)	1,576	459
(Gain) Loss on Disposition of Plant and Equipment	2,708	2,939	(11,139)
Gain on Sale of Investment	(36,960)	-	-
Gain on Curtailment of Employee Benefits	(13,288)	-	-
(Provision) Credit for Deferred Income Taxes	10,506	(17,447)	(7,925)
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
(Increase) Decrease in Receivables	6,906	(53,972)	87,284
(Increase) Decrease in Inventories	18,390	7,132	(91,450)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	9,954	11,558	(12,302)
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	(22,157)	16,618	(4,795)
Change in Accrued/Prepaid Pension	(2,258)	(8,391)	899
Other, Net	(7,773)	(4,761)	363

Net Cash Provided by Operating Activities	61,289	87,839	154,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(65,513)	(68,000)	(69,518)
Proceeds Received on Disposition of Plant and Equipment	680	599	11,518
Proceeds Received on Sale of Investment	66,011	-	-
Refund of Cash Paid for Acquisition	-	-	6,347
Other, Net	(503)	-	(3,400)

Net Cash Provided (Used) by Investing Activities	675	(67,401)	(55,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans, Notes Payable and Long-Term Debt	(19,062)	(473)	(100,795)
Issuance Cost of Amended Revolver	(1,286)	-	-
Cash Dividends Paid	(43,560)	(43,870)	(45,278)
Stock Option Exercise Proceeds and Tax Benefits	991	3,694	12,457
Treasury Stock Purchases	-	(48,232)	(34,919)

Net Cash Used by Financing Activities	(62,917)	(88,881)	(168,535)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,952	2,821	2,498

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,999	(65,622)	(66,482)
CASH AND CASH EQUIVALENTS:
Beginning of Year	29,469	95,091	161,573

End of Year	$32,468	$29,469	$95,091

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$40,332	$43,169	$40,503

Income Taxes Paid	$4,169	$12,342	$75,347

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

FOR THE FISCAL YEARS ENDED JUNE 29, 2008, JULY 1, 2007 AND JULY 2, 2006

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

(2)  Summary of Significant Accounting Policies:

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Fiscal years 2008, 2007 and 2006 were all 52 weeks long. All references to years relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents: This caption includes cash, commercial paper and certificates of deposit. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Bank overdrafts of $2.2 million and $16.2 million are included in accounts payable at June 29, 2008 and July 2, 2007, respectively.

Receivables: Receivables are recorded at their original carrying value less reserves for estimated uncollectible accounts.

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 53% of total inventories at June 29, 2008 and 50% of total inventories at July 1, 2007. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $72.1 million and $63.3 million higher in fiscal 2008 and 2007, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Goodwill and Other Intangible Assets: Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engine Power Products, Home Power Products and Yard Power Products and have goodwill at June 29, 2008 of $129.0 million, $86.9 million, and $32.4 million, respectively. Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are comprised of trademarks, patents and customer relationships. Goodwill and trademarks, which are considered to have indefinite lives are not amortized; however, both must be tested for impairment annually. Amortization is recorded on a straight-line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of thirteen years. The customer relationships have been assigned an estimated useful life of twenty-five years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired. The Company performed the required impairment tests in fiscal 2008, 2007 and 2006, and found no impairment of the assets.

Investments: This caption represents the Company’s investment in its 30% and 50% owned joint ventures. Until the second quarter of fiscal 2008, investments also included preferred stock in privately held Metal

Notes…

Technologies Holding Company, Inc. (MTHC). The investments in the joint ventures are accounted for under the equity method. During the second quarter of fiscal 2008, the Company and MTHC entered into a Class B Preferred Share Redemption Agreement that provided for MTHC to pay all dividends in arrears on the 45,000 MTHC Class B preferred shares held by the Company and redeem the shares in exchange for a payment to the Company. The shares were received as part of the payment from MTHC when it acquired certain foundry operations of the Company in 1999. The Company received $66.0 million, resulting in a $37.0 million gain ($29.0 million after tax) on this sale of preferred stock and final dividend payment.

Deferred Loan Costs: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the straight-line method over periods ranging from three to ten years. Accumulated amortization related to outstanding debt instruments amounted to $14.0 million as of June 29, 2008 and $12.3 million as of July 1, 2007.

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

Impairment of Property, Plant and Equipment: Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no adjustments to the carrying value of property, plant and equipment in fiscal 2006 or 2008. Refer to Note 17 of the Notes to Consolidated Financial Statements for impairment charges recognized in fiscal 2007.

Warranty: The Company recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. In fiscal 2008 and 2007, the Company incurred $19.8 million and $5.0 million, respectively, of expenses to accrue for current and future warranty claims related to a snow thrower engine recall. The snow thrower engines were recalled due to a potential risk of fire. The amounts accrued were to repair the units to reduce or eliminate the potential fire hazard. As of June 29, 2008, the Consolidated Balance Sheet includes $3.8 million of reserves for this specific engine warranty matter. Product liability reserves totaling less than $50,000 have been accrued for product liability matters related to this recall as the Company has had minimal product liability claims asserted for nominal amounts related to the snow engine recall. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	2008	2007
Balance, Beginning of Period	$54,566	$53,233
Payments	(50,263)	(34,046)
Provision for Current Year Warranties	47,402	35,372
Credit for Prior Years Warranties	(2,157)	7

Balance, End of Period	$49,548	$54,566

Deferred Revenue on Sale of Plant and Equipment: During fiscal 2006, a pretax gain of $6.1 million was recorded as the Company ceased its involvement in its Menomonee Falls, Wisconsin facility sold in 1997. The

Notes…

terms and conditions of the sales contract were such that the Company continued to own and occupy a portion of the warehouse until the fourth quarter of fiscal 2006. Under the provisions of SFAS No. 66, “Accounting for Sales of Real Estate,” the Company accounted for the agreement as a financing transaction while it remained involved with the facility. Under this method, the cash received in fiscal 1997 was reflected as deferred revenue and the assets and the accumulated depreciation remained on the Company’s books until its involvement in the facility ceased. Depreciation expense, imputed interest expense, and imputed fair value lease income on the non-Briggs & Stratton occupied portion of the building were recorded and added to deferred revenue up until the fourth quarter of fiscal 2006.

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

Included in net sales are costs associated with programs under which Briggs & Stratton shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by Briggs & Stratton as a marketing incentive for customers to buy inventory. The financing costs included in net sales in fiscal 2008, 2007 and 2006 were $9.1 million, $13.1 million and $12.7 million, respectively.

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

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $26.5 million in fiscal 2008, $25.7 million in fiscal 2007 and $28.8 million in fiscal 2006.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $34.0 million in fiscal 2008, $31.5 million in fiscal 2007 and $33.4 million in fiscal 2006.

The Company reports co-op advertising expense as a reduction in net sales. Co-op advertising expense reported as a reduction in net sales totaled $10.2 million in fiscal 2008, $11.4 million in fiscal 2007 and $20.2 million in fiscal 2006.

Shipping and Handling Fees and Costs: Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue for fiscal 2008, 2007 and 2006 was $4.8 million, $4.3 million and $4.5 million, respectively. Shipping and handling costs are included in cost of goods sold.

Foreign Currency Translation: Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at

Notes…

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

The shares outstanding used to compute diluted earnings per share for fiscal 2008, 2007 and 2006 excludes outstanding options to purchase 3,885,321, 2,722,091 and 1,434,193 shares of common stock, respectively, with weighted average exercise prices of $31.96, $35.64 and $37.21, respectively. These options are excluded because their exercise prices are greater than the average market price of the common shares, and their inclusion in the computation would be antidilutive.

Information on earnings per share is as follows (in thousands):

	Fiscal Year Ended
	June 29, 2008	Restated July 1, 2007	Restated July 2, 2006
Net Income Used in Basic and Diluted Earnings Per Share	$22,600	$6,701	$105,981

Average Shares of Common Stock Outstanding	49,549	49,715	51,479
Incremental Common Shares Applicable to Common Stock Options Based on the Common Stock Average Market Price During the Period	1	16	42
Incremental Common Shares Applicable to Deferred and Restricted Common Stock Based on the Common Stock Average Market Price During the Period	102	96	73

Diluted Average Common Shares Outstanding	49,652	49,827	51,594

Comprehensive Income: Comprehensive income is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, cumulative translation adjustments, unrealized gain (loss) on derivatives, minimum pension liability adjustments and unrecognized pension and postretirement obligations in the Consolidated Statements of Shareholders’ Investment. The Company’s implementation of SFAS No. 158 on July 1, 2007 affected Accumulated Other Comprehensive Income by recognizing the funded status of the Company’s defined benefit pension and other postretirement plans. Information on Accumulated Other Comprehensive Income (Loss) is as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Minimum Pension Liability Adjustment	Unrecognized Pension and Postretirement Obligation	Restated Accumulated Other Comprehensive Income (Loss)
Balance at July 3, 2005	$5,739	$919	$(54,989)	$-	$(48,331)
Fiscal Year Change	1,785	(1,255)	52,761	-	53,291

Balance at July 2, 2006	7,524	(336)	(2,228)	-	4,960
Fiscal Year Change	4,275	(765)	2,228	(139,649)	(133,911)

Balance at July 1, 2007	11,799	(1,101)	-	(139,649)	(128,951)
Fiscal Year Change	10,846	5,550	-	2,321	18,717

Balance at June 29, 2008	$22,645	$4,449	$-	$(137,328)	$(110,234)

Derivatives: Derivatives are recorded on the Balance Sheets as assets or liabilities, measured at fair value. Briggs & Stratton enters into derivative contracts designated as cash flow hedges to manage currency and certain raw material exposures. These instruments generally do not have a maturity of more than twelve months.

Changes in the fair value of cash flow hedges to manage its foreign currency exposure are recorded on the Consolidated Statements of Earnings or as a component of Accumulated Other Comprehensive Income

Notes…

(Loss). The amounts included in Accumulated Other Comprehensive Income (Loss) will be reclassified into income when the forecasted transactions occur. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Statements of Earnings.

Briggs & Stratton manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, Briggs & Stratton hedges approximately 50-100% of its anticipated monthly natural gas usage along with a pool of other companies. Briggs & Stratton does not hold any actual futures contracts, and actual delivery of natural gas is not required of the participants in the program. Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by Briggs & Stratton in the period. The fair value of the underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Income (Loss), which are reclassified into the income statement as the monthly cash settlements occur and actual natural gas is consumed.

Briggs & Stratton manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. Briggs & Stratton hedges approximately 50-60% of its anticipated copper usage, and the fair value of outstanding futures contracts is reflected as an asset or liability on the accompanying Consolidated Balance Sheets based on NYMEX prices. Changes in fair value are reflected as a component of Accumulated Other Comprehensive Income (Loss) if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Statements of Earnings. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made.

New Accounting Pronouncements: In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. At this time, the impact of adoption of SFAS 161 on our consolidated financial position is being assessed.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. At this time, the impact of adoption of SFAS 160 on our consolidated financial position is being assessed.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in–process research and development, and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income taxes. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008, and will impact the accounting for any business combinations entered into after the effective date.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value

Notes…

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a final Staff Position to allow a one-year deferral adoption of SFAS 157 for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The FASB also decided to amend SFAS 157 to exclude FASB Statement No. 13 and its related interpretive accounting pronouncements that address leasing transactions. At this time, the impact of adoption of SFAS 157 on our consolidated financial position is being assessed.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R),” (SFAS 158). SFAS 158 requires recognition of the overfunded or underfunded status of a postretirement benefit plan in the statement of financial position, as well as recognition of changes in that funded status through comprehensive income in the year in which they occur. SFAS 158 also requires a change in the measurement of a plan’s assets and benefit obligations as of the end date of the employer’s fiscal year. SFAS 158 is effective for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. Briggs & Stratton adopted SFAS 158 on July 1, 2007. See Note 14 – Employee Benefit Costs in the Notes to Consolidated Financial Statements for further discussion regarding the Company’s pension and other postretirement benefit plans.

In June 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109 (SFAS 109). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109. FIN 48 details how companies should recognize, measure, present and disclose uncertain tax positions that have been or expect to be taken. As such, the financial statements reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. FIN 48 is effective for public companies for annual periods that begin after December 15, 2006. See Note 5 – Income Taxes in the Notes to Consolidated Financial Statements for further discussion regarding the Company’s adoption of FIN 48 in its 2008 fiscal year.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

(3) Change in Accounting Principle and Correction of Errors:

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

During the quarter ended March 30, 2008, the Company identified errors in its previously filed financial statements on Form 10-K for the fiscal years ended July 1, 2007 and July 2, 2006. First, the Company did not

Notes…

properly expense rebates to certain customers in each year. Second, the Company identified that certain inter-company receivable and payable accounts were out of balance, primarily related to transactions in fiscal 2004. Third, the Company has historically incorrectly capitalized warranty costs into inventory. The impact to the Company’s previously reported net income and earnings per diluted share is an increase of $0.3 million ($.01 per diluted share) for fiscal 2007 and a reduction of $2.4 million ($.05 per diluted share) for fiscal 2006. The cumulative effect of correcting these errors for periods prior to fiscal 2006 reduced retained earnings by $5.5 million. The Company does not believe that the adjustments necessary to correct the errors described above are material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows for any of the Company’s previously filed annual financial statements.

The financial statement items affected by the change in accounting principle and correction of errors are shown in the following tables (in thousands, except per share data):

Consolidated Balance Sheets:

	July 1, 2007
	As Reported	Pension Accounting Change	Error Correction	As Restated
Finished Products and Parts	$345,763	$-	$(1,689)	$344,074
Work in Process	199,215	-	(973)	198,242
Raw Materials	7,804	-	(38)	7,766
Total Inventories	552,782	-	(2,700)	550,082
Total Current Assets	995,793	-	(2,700)	993,093
TOTAL ASSETS	1,887,168	-	(2,700)	1,884,468

Accounts Payable	179,476	-	8,300	187,776
Other	67,797	-	(3,400)	64,397
Total Accrued Liabilities	170,555	-	(3,400)	167,155
Total Current Liabilities	469,170	-	4,900	474,070
Retained Earnings	1,042,673	72,441	(7,600)	1,107,514
Accumulated Other Comprehensive Income (Loss)	(56,510)	(72,441)	-	(128,951)
Total Shareholders’ Investment	846,054	-	(7,600)	838,454
TOTAL LIABILITIES & SHAREHOLDERS’ INVESTMENT	1,887,168	-	(2,700)	1,884,468

Consolidated Statements of Earnings:
	Fiscal Year Ended July 1, 2007
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net Sales	$2,157,233	$-	$(400)	$2,156,833
Cost of Goods Sold	1,827,013	(7,666)	(800)	1,818,547
Gross Profit	287,132	7,666	400	295,198
ESG&A	265,596	(2,555)	-	263,041
Income from Operations	21,536	10,221	400	32,157
(Loss) Income before Credit for Income Taxes	(7,319)	10,221	400	3,302
Credit for Income Taxes	(7,465)	3,986	80	(3,399)
Net Income	146	6,235	320	6,701
Basic EPS	0.00	0.12	0.01	0.13
Diluted EPS	0.00	0.12	0.01	0.13

Notes…

	Fiscal Year Ended July 2, 2006
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net Sales	$2,542,171	$-	$(2,500)	$2,539,671
Cost of Goods Sold	2,050,487	(7,461)	1,300	2,044,326
Gross Profit	491,684	7,461	(3,800)	495,345
ESG&A	315,718	(2,487)	-	313,231
Income from Operations	175,966	9,948	(3,800)	182,114
Income before Provision for Income Taxes	152,366	9,948	(3,800)	158,514
Provision for Income Taxes	50,020	3,880	(1,367)	52,533
Net Income	102,346	6,068	(2,433)	105,981
Basic EPS	1.99	0.12	(0.05)	2.06
Diluted EPS	1.98	0.12	(0.05)	2.05

Consolidated Statements of Cash Flows:
	Fiscal Year Ended July 1, 2007
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net Income	$146	$6,235	$320	$6,701
Provision for Deferred Income Taxes	(21,513)	3,986	80	(17,447)
Decrease in Inventory	7,732	-	(600)	7,132
Increase In Accounts Payable, Accrued Liabilities and Income Taxes	16,418	-	200	16,618
Change in Accrued/Prepaid Pension	1,830	(10,221)	-	(8,391)

	Fiscal Year Ended July 2, 2006
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net Income	$102,346	$6,068	$(2,433)	$105,981
Provision for Deferred Income Taxes	(10,438)	3,880	(1,367)	(7,925)
Increase in Inventory	(92,350)	-	900	(91,450)
Decrease In Accounts Payable, Accrued Liabilities and Income Taxes	(7,695)	-	2,900	(4,795)
Change in Accrued/Prepaid Pension	10,847	(9,948)	-	899

All adjustments are in cash flows from operating activities and consequently the total cash flows from operating activities remains unchanged.

(4)  Goodwill and Other Intangible Assets:

Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engine Power Products, Home Power Products and Yard Power Products and have goodwill at June 29, 2008 of $129.0 million, $86.9 million, and $32.4 million, respectively.

The changes in the carrying amount of goodwill for the fiscal years ended June 29, 2008 and July 1, 2007 are as follows (in thousands):

	2008	2007
Beginning Goodwill Balance	$250,107	$251,885
Tax Benefit on Amortization	(1,779)	(1,778)

Ending Goodwill Balance	$248,328	$250,107

Notes…

The Company’s other intangible assets for the years ended June 29, 2008 and July 1, 2007 are as follows (in thousands):

	2008			2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$13,281	$(4,638)	$8,643	$13,281	$(3,488)	$9,793
Customer Relationships	17,910	(2,866)	15,044	17,910	(2,149)	15,761
Miscellaneous	279	(279)	-	279	(277)	2

Total Amortized Intangible Assets	31,470	(7,783)	23,687	31,470	(5,914)	25,556

Unamortized Intangible Assets:
Trademarks/Brand Names	67,000	-	67,000	67,000	-	67,000

Total Unamortized Intangible Assets	67,000	-	67,000	67,000	-	67,000

Total Intangible Assets	$98,470	$(7,783)	$90,687	$98,470	$(5,914)	$92,556

Amortization expense of other intangible assets amounts to approximately $1,869,100, $2,039,200 and $1,850,000 in 2008, 2007, and 2006, respectively.

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2009	$1,860
2010	1,860
2011	1,860
2012	1,860
2013	1,860

$9,300

(5)  Income Taxes:

The provision (credit) for income taxes consists of the following (in thousands):

	2008	Restated 2007	Restated 2006

Current
Federal	$(5,800)	$11,861	$51,743
State	3	961	7,796
Foreign	2,300	1,226	919

	(3,497)	14,048	60,458
Deferred	10,506	(17,447)	(7,925)

	$7,009	$(3,399)	$52,533

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:
	2008	Restated 2007	Restated 2006

U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	2.4%	14.4%	2.6%
Foreign Tax Benefits	3.4%	(6.0%)	(0.1%)
Resolution of Prior Period Tax Matters	-	-	(1.7%)
Benefit on Dividends Received	(22.3%)	48.7%	(2.9%)
Other	5.2%	10.8%	0.2%

Effective Tax Rate	23.7%	102.9%	33.1%

Notes…

The components of deferred income taxes were as follows (in thousands):
Current Asset:	2008	2007
Difference Between Book and Tax Related to:
Inventory	$16,674	$15,153
Payroll Related Accruals	3,279	3,110
Warranty Reserves	14,010	14,670
Workers Compensation Accruals	2,976	2,971
Other Accrued Liabilities	22,508	23,765
Pension Cost	1,022	977
Miscellaneous	(6,973)	(5,126)

Deferred Income Tax Asset	$53,496	$55,520

Long-Term Liability:	2008	2007
Difference Between Book and Tax Related to:
Pension Cost	$31,270	$34,114
Accumulated Depreciation	50,606	48,198
Intangibles	68,358	64,952
Accrued Employee Benefits	(25,836)	(24,165)
Postretirement Health Care Obligation	(62,736)	(72,558)
Warranty	(5,707)	(6,712)
Miscellaneous	(8,689)	(6,529)

Deferred Income Tax Liability	$47,266	$37,300

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $14.4 million at June 29, 2008. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be less than the U.S. statutory income tax because of available foreign tax credits.

The Company adopted FIN 48 at the beginning of fiscal year 2008. As a result of the implementation, the Company recognized a $4.0 million increase in the net liability for unrecognized tax benefits. This increase was accounted for as a decrease to the July 1, 2007 balance of retained earnings.

The change to the total unrecognized tax benefits of the Company during the fiscal year ended June 29, 2008 is reconciled as follows:

Uncertain Tax Positions:
(in thousands)
Beginning Balance	$15,949
Changes based on tax positions related to prior year	1,112
Additions based on tax positions related to current year	3,566
Settlements with taxing authorities	(1,398)
Lapse of statute of limitations	(1,116)
Impact of changes in foreign exchange rates and interest accruals	1,092

Balance at June 29, 2008	$19,205

As of June 29, 2008, the Company had $27.8 million of gross unrecognized tax benefits. Of this amount, $19.2 million represents the portion that, if recognized, would impact the effective tax rate. As of June 29, 2008, the Company had $6.8 million accrued for the payment of interest and penalties. The Company anticipates that a resolution on audits will result in a reduction of the FIN 48 reserve. The range of potential positive change is $2.2 to $2.5 million and is anticipated to occur within the next twelve months.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2004 and 2005 are currently under IRS audit.

Notes…

(6)  Segment and Geographic Information and Significant Customers:

The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2008	Restated 2007	Restated 2006
NET SALES:
Engines	$1,459,882	$1,447,051	$1,648,224
Power Products	870,403	889,976	1,183,525
Eliminations	(178,892)	(180,194)	(292,078)

	$2,151,393	$2,156,833	$2,539,671

GROSS PROFIT ON SALES:
Engines	$270,961	$216,910	$388,093
Power Products	39,376	80,359	110,666
Eliminations	(3,021)	(2,071)	(3,414)

	$307,316	$295,198	$495,345

INCOME (LOSS) FROM OPERATIONS:
Engines	$69,455	$26,514	$158,408
Power Products	(40,094)	5,958	27,120
Eliminations	(3,021)	(315)	(3,414)

	$26,340	$32,157	$182,114

ASSETS:
Engines	$1,302,986	$1,310,020	$1,408,805
Power Products	1,150,040	1,051,992	1,019,279
Eliminations	(619,732)	(477,544)	(378,648)

	$1,833,294	$1,884,468	$2,049,436

CAPITAL EXPENDITURES:
Engines	$36,998	$45,848	$54,208
Power Products	28,515	22,152	15,310

	$65,513	$68,000	$69,518

DEPRECIATION & AMORTIZATION:
Engines	$48,922	$54,757	$59,053
Power Products	19,964	19,557	18,181

	$68,886	$74,314	$77,234

Information regarding the Company’s geographic sales based on product shipment destination (in thousands):
	2008	Restated 2007	Restated 2006
United States	$1,584,635	$1,685,050	$2,088,627
All Other Countries	566,758	471,783	451,044

Total	$2,151,393	$2,156,833	$2,539,671

Notes…

Sales to the following customers in the Company’s Engines Segment amount to greater than or equal to 10% of consolidated net sales, respectively:

	2008		2007		2006
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$336,271	16%	$443,393	21%	$407,964	16%
MTD	183,554	9%	206,291	10%	230,123	9%

	$519,825	25%	$649,684	31%	$638,087	25%

(7)  Leases:

The Company leases certain facilities, vehicles, and equipment under both capital and operating leases. Assets held under capital leases are included in Plant and Equipment and are charged to depreciation and interest over the life of the lease. Related liabilities are included in Other Accrued Liabilities and Other Long-Term Liabilities. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2008, 2007 and 2006 was $25.0 million, $22.5 million and $18.9 million, respectively.

Future minimum lease commitments for all non-cancelable leases as of June 29, 2008 are as follows (in thousands):

Fiscal Year	Operating	Capital
2009	$14,981	$524
2010	13,432	530
2011	10,138	462
2012	7,459	395
2013	5,307	166
Thereafter	7,986	–

Total future minimum lease commitments	$59,303	2,077

Less: Interest		400

Present value of minimum capital lease payments		$1,677

(8)  Indebtedness:

On August 8, 2006, the Company amended its unsecured five-year $350 million revolving credit facility (the credit facility) that was to expire in May 2009 to allow a repurchase of its common stock for aggregate consideration not to exceed $120 million during the period from August 10, 2006 through February 8, 2008. There were no borrowings under the credit facility as of July 1, 2007.

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. See further discussion in Note 16 of the Notes to the Consolidated Financial Statements. As of June 29, 2008, borrowings under the credit facility totaled $99.1 million.

Borrowings under the credit facility by the Company bear interest at a rate per annum equal to, at its option, either:

(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 0.50% to 1.00%, depending upon the rating of the Company’s long-term debt by Standard & Poor’s Rating group, a division of McGraw-Hill Companies (S&P) and Moody’s Investors Service, Inc. (Moody’s); or

(2) the higher of (a) the federal funds rate plus 0.50% or (b) the bank’s prime rate.

In addition, the Company is subject to a 0.10% to 0.20% commitment fee and a 0.50% to 1.00% letter of credit fee, depending on the Company’s long-term credit ratings.

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $16.7 million, expire at various times throughout fiscal 2009 and are renewable. None of these arrangements had material

Notes…

commitment fees or compensating balance requirements. Borrowings using these lines of credit are included in short-term debt. Outstanding balances are as follows (in thousands):

	2008	2007
Balance at Fiscal Year-End	$3,000	$3,000
Weighted Average Interest Rate at Fiscal Year-End	5.11%	7.05%

The Long-Term Debt and Current Maturities on Long-Term Debt captions consist of the following (in thousands):

	2008	2007
7.25% Senior Notes Due 2007, Net of Unamortized Discount of $36 in 2007	$–	$81,139
8.875% Senior Notes Due 2011, Net of Unamortized Discount of $1,522 in 2008 and $2,091 in 2007	266,478	267,909
Variable Rate Term Notes Due 2008	–	35,000
Borrowings on Revolving Credit Facility	99,077	–

Total Long-Term Debt	$365,555	$384,048

On August 8, 2006, the Company amended its unsecured three-year $125 million term loan agreement (the term loan) that was to expire on February 11, 2008 to allow a repurchase of its common stock for aggregate consideration not to exceed $120 million during the period from August 10, 2006 through February 8, 2008. The Company prepaid $90 million of the term loan in the fourth quarter of fiscal 2006. The Company prepaid the remaining $35 million of the term loan in the first quarter of fiscal 2008.

In May 2001, the Company issued $275 million of 8.875% Senior Notes due March 15, 2011. No principal payments are due before the maturity date; however, the Company repurchased $5.0 million of the bonds in the second quarter of fiscal year 2006 and $2.0 million in the second quarter of fiscal 2008 after receiving unsolicited offers from bondholders.

In May 1997, the Company issued $100 million of 7.25% Senior Notes due September 15, 2007. No principal payments were due before the maturity date; however, the Company repurchased $10.0 million of the bonds in the fourth quarter of fiscal year 2002 and $8.825 million in the fourth quarter of fiscal year 2006 after receiving unsolicited offers from bondholders. The notes matured in the first quarter of fiscal 2008 and were paid in full.

The separate indenture provided for the 8.875% Senior Notes and the Credit Agreement for the credit facility (collectively, the “Domestic Indebtedness”) each include a number of financial and operating restrictions. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate, merge, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The credit facility contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of June 29, 2008, the Company was in compliance with these covenants.

Additionally, under the terms of the indentures and Credit Agreements governing the Domestic Indebtedness, BSPPG became a joint and several guarantor of amounts outstanding under the Domestic Indebtedness. Refer to Note 16 of the Notes to Consolidated Financial Statements for subsidiary guarantor financial information.

Notes…

(9)  Other Income:

The components of other income (expense) are as follows (in thousands):

	2008	2007	2006
Interest Income	$1,506	$1,916	$2,856
Income on Preferred Stock	28,346	10,000	12,000
Equity in Earnings from Unconsolidated Affiliates	3,588	3,303	4,174
Deferred Financing Costs	(1,414)	(1,173)	(1,708)
Gain on Share Redemption	8,622	–	–
Other Items	744	790	1,169

Total	$41,392	$14,836	$18,491

(10)  Commitments and Contingencies:

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $2.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. On June 29, 2008 and July 1, 2007 the reserve for product and general liability claims (which includes asbestos-related liabilities) was $6.3 million and $7.2 million, respectively. Because there is inherent uncertainty as to the eventual resolution of unsettled claims, no reasonable range of possible losses can be determined. Management does not anticipate that these claims, excluding the impact of insurance proceeds and reserves, will have a material adverse effect on the financial condition or results of operations of the Company.

In October 1998, the Company joined seventeen other companies in guaranteeing a $17.9 million letter of credit issued as a guarantee of certain City of Milwaukee Revenue Bonds used to develop a residential rental property. The Revenue Bonds were issued on behalf of a not-for-profit organization established to manage the project and rental property post construction. The revenues from the rental property are used to fund operating expenses and all debt service requirements. The Company’s share of the guarantee and the maximum exposure to the Company under the agreement is $1.8 million. The letter of credit and underlying guarantee expires November 15, 2008. Management believes the likelihood is remote that material payments will be required under this guarantee. Accordingly, no liability has been reflected in the accompanying Consolidated Balance Sheets related to this item.

Certain independent dealers and distributors finance inventory purchases through a third party financing company. Briggs & Stratton has indemnified the third party finance company against credit default. The Company’s maximum exposure under this agreement due to customer credit default in a fiscal year is $1.85 million. In fiscal 2008 and fiscal 2007, the third party financing company provided financing for $232.3 million and $289.1 million of Briggs & Stratton product, respectively. As of June 29, 2008 and July 1, 2007 there were $179.3 million and $184.7 million, respectively, in receivables outstanding under this arrangement. Briggs & Stratton made no payments under this indemnity agreement in fiscal 2008 and fiscal 2007.

Certain of the Company’s vendors in Asia require their customers to obtain letters of credit, payable upon shipment of the product. At the end of fiscal 2008, the Company had four letters of credit issued by Comerica Bank, totaling $4.7 million. At July 1, 2007, the Company held three letters of credit from Bank of America, totaling $14.1 million. The products ordered typically arrive in partial shipments spanning several months, with payment initiated at the time the vendor provides documentation to the bank of the quantity and occurrence of shipment.

On June 3, 2004, eight individuals who claim to have purchased lawnmowers in Illinois and Minnesota filed a lawsuit (Ronnie Phillips et al. v. Sears Roebuck Corporation et al., No. 04-L-334 (20th Judicial Circuit, St. Clair County, IL)) against Briggs & Stratton and other defendants alleging that the horsepower labels on the products they purchased were inaccurate. The plaintiffs sought an injunction, compensatory and punitive damages, and attorneys’ fees under various federal and state laws including the Racketeer Influenced and Corrupt Organization Act (RICO) on behalf of all persons in the United States who, beginning January 1, 1994

Notes…

through the present, purchased a lawnmower containing a two-stroke or four-stroke gasoline combustion engine up to 30 horsepower that was manufactured by the defendants. On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH).

The defendants subsequently filed a motion to dismiss the amended complaint, and two defendants (MTD Products, Inc. and American Honda Motor Company) notified the Court that they reached a settlement with the plaintiff class. On March 30, 2007 the Court issued an order granting defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the RICO claims with prejudice, (ii) dismissed all claims of the 93 non-Illinois plaintiffs with instructions to refile amended claims in individual state Courts, (iii) ordered that any amended complaint for the three Illinois plaintiffs be refiled by May 30, 2008, and (iv) rejected the proposed class-wide settlement with MTD. The plaintiffs have filed new complaints in New Jersey and California federal Courts, and refiled an amended complaint in Illinois. Each of these complaints allege, among other things, breach of each state’s consumer fraud laws and seek certification of a state-wide class.

On June 2, 2008, plaintiffs in the New Jersey action, the California action, and the Illinois action filed a motion with the Judicial Panel of Multidistrict Litigation seeking to transfer the three actions to the United States District Court for the District of New Jersey for coordinated pretrial proceedings. Counsel for plaintiffs have represented that they would be filing related actions across the country “and expect to have actions pending in all fifty states and the District of Columbia.” On August 12, 2008 the Multidistrict Litigation Panel denied plaintiffs’ request for centralization of these various state proceedings. Defendants’ answers or responsive pleadings in each of the separate federal cases are currently due September 26, 2008. Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, Briggs & Stratton believes the unresolved legal actions will not have a material effect on its financial position.

(11)  Stock Incentives:

Effective July 2, 2007, Briggs & Stratton adopted a Powerful Solution Incentive Compensation Program. Briggs & Stratton previously adopted an Incentive Compensation Plan, effective October 20, 2004, under which 4,000,000 shares of common stock (8,000,000 shares as a result of the 2-for-1 stock split) were reserved for future issuance. Prior to October 20, 2004, Briggs & Stratton had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance. The adoption of the Incentive Compensation Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero. However, as of June 29, 2008, there were 2,449,230 outstanding option and restricted stock awards granted under the Stock Incentive Plan that are or may become exercisable in the future. No additional shares of common stock were reserved for future issuance under the Powerful Solution Incentive Compensation Program. In accordance with the three plans, Briggs & Stratton can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock and cash bonus awards subject to certain annual limitations. The plans also allow Briggs & Stratton to issue directors non-qualified stock options and directors’ fees in stock.

During fiscal 2008, 2007 and 2006, Briggs & Stratton recognized stock based compensation expense of approximately $4.6 million, $8.5 million and $10.0 million, respectively.

Notes…

On the grant date, the exercise price of each stock option issued exceeds the market value of the stock. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and standard industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

Options Granted During	2008	2007	2006

Grant Date Fair Value (Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)	$5.31	$5.46	$7.37

Assumptions:
Risk-free Interest Rate	4.5%	5.0%	4.3%
Expected Volatility	26.4%	27.4%	25.1%
Expected Dividend Yield	3.1%	3.2%	1.9%
Expected Term (In Years)	5.1	5.0	5.0

Information on the options outstanding is as follows:

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, July 3, 2005	3,007,168	$30.52

Granted During the Year	355,123	38.83
Exercised During the Year	(418,858)	26.92
Expired During the Year	–	–

Balance, July 2, 2006	2,943,433	$32.05

Granted During the Year	554,020	29.87
Exercised During the Year	(143,332)	23.36
Expired During the Year	(24,442)	33.26

Balance, July 1, 2007	3,329,679	$32.05

Granted During the Year	596,590	30.81
Exercised During the Year	(40,948)	23.11
Expired During the Year	–	–

Balance, June 29, 2008	3,885,321	$31.96	4.05	$ –

Exercisable, June 29, 2008	2,404,030	$31.72	4.51	$ –

The total intrinsic value of options exercised during the fiscal years ended 2008, 2007 and 2006, was $0.3 million, $0.8 million and $3.4 million, respectively, and the total fair value of options exercised during fiscal 2008 was $0.9 million. The exercise of options resulted in cash receipts of $0.9 million, $3.3 million and $11.3 million in fiscal 2008, 2007 and 2006, respectively.

Grant Summary
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2002	8-7-01	8-7-04	8-7-08	$24.60	286,180
2003	8-13-02	8-13-05	8-13-09	23.35	280,460
2004	8-15-03	8-15-06	8-15-13	30.44	758,320
2005	8-13-04	8-13-07	8-13-14	36.68	1,079,070
2006	8-16-05	8-16-08	8-16-10	38.83	345,881
2007	8-15-06	8-15-09	8-15-11	29.87	538,820
2008	8-14-07	8-14-10	8-31-12	30.81	596,590

Notes…

Below is a summary of the status of the Company’s nonvested shares as of June 29, 2008, and changes during the year then ended:

	Deferred Stock		Restricted Stock		Stock Options
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares, July 1, 2007	29,640	$35.26	132,227	$32.08	1,963,771	$32.90
Granted	2,207	27.93	32,550	27.52	596,590	27.93
Cancelled	(250)	27.93	(8,000)	33.44	–	–
Vested	–	–	(12,800)	22.12	(1,079,070)	34.90

Nonvested shares, June 29, 2008	31,597	34.80	143,977	32.11	1,481,291	29.45

As of June 29, 2008, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 1.7 years. The total fair value of shares vested during fiscal 2008 was $30.5 million.

Under the plans, the Company has issued restricted stock to certain employees. During fiscal years 2008, 2007 and 2006, the Company has issued 32,550, 21,425 and 42,574 shares, respectively. The restricted stock vests on the fifth anniversary date of the issue provided the recipient is still employed by the Company. The aggregate market value on the date of issue is approximately $0.9 million, $0.6 million and $1.5 million in fiscal 2008, 2007 and 2006, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the plans, the Company may also issue stock to its directors in lieu of directors fees. The Company has issued 3,521, 3,497 and 3,477 shares in fiscal 2008, 2007 and 2006, respectively, under this provision of the plans.

Under the Incentive Compensation Plan, the Company may also issue deferred stock to its officers and key employees. The Company has issued 2,207 and 735 shares in fiscal 2008 and 2007, respectively, under this provision. The aggregate market value on the date of issue was approximately $62,000 and $20,000, respectively. Expense is recognized ratably over the five-year vesting period.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2008	2007	2006
Stock Options:
Pretax compensation expense	$3,304	$7,258	$8,252
Tax benefit	(1,289)	(2,831)	(3,218)

Stock option expense, net of tax	$2,015	$4,427	$5,034

Restricted Stock:
Pretax compensation expense	$1,117	$900	$1,142
Tax benefit	(436)	(351)	(445)

Restricted stock expense, net of tax	$681	$549	$697

Deferred Stock:
Pretax compensation expense	$142	$326	$605
Tax benefit	(55)	(127)	(236)

Deferred stock expense, net of tax	$87	$199	$369

Total Stock-Based Compensation:
Pretax compensation expense	$4,563	$8,484	$9,999
Tax benefit	(1,780)	(3,309)	(3,899)

Total stock-based compensation, net of tax	$2,783	$5,175	$6,100

Notes…

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

The Company has the following forward currency contracts outstanding at the end of fiscal 2008:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain)/Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Japanese Yen	Buy	1,200.0	11.3	11.4	(.1)	U.S.	December 2008
Australian Dollar	Sell	5.5	4.9	5.2	.3	U.S.	September 2008

The Company had the following forward currency contracts outstanding at the end of fiscal 2007:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain)/Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Japanese Yen	Buy	2,300.0	19.2	19.0	.2	U.S.	March 2008
Euro	Sell	38.0	51.4	51.6	.2	U.S.	March 2008
Australian Dollar	Sell	4.5	3.6	3.8	.2	U.S.	October 2007

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective hedges in fiscal 2008 or 2007.

(14)  Employee Benefit Costs:

Retirement Plan and Other Postretirement Benefits

The Company adopted SFAS No. 158 on July 1, 2007. See Note 2 – Summary of Significant Accounting Policies for further discussion of SFAS No. 158.

Notes…

The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

Actuarial Assumptions:	Pension Benefits		Other Postretirement Benefits
	2008	Restated	2008	2007
		2007
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	7.0%	6.35%	6.40%	6.09%
Expected Rate of Future Compensation Level Increases	3.0-5.0%	3.0-5.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.75%	8.75%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$986,472	$949,634	$243,545	$276,952
Service Cost	12,037	13,324	1,486	1,777
Interest Cost	60,326	57,940	13,760	16,007
Curtailment	-	-	(16,417)	-
Plan Participant Contributions	-	-	629	1,696
Actuarial (Gain) Loss	(74,125)	38,877	(2,597)	(17,830)
Benefits Paid	(72,717)	(73,303)	(30,492)	(35,057)

Projected Benefit Obligation at End of Year	$911,993	$986,472	$209,914	$243,545

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,048,881	$945,203	$-	$-
Actual Return on Plan Assets	(13,677)	167,244	-	-
Plan Participant Contributions	-	-	629	1,696
Employer Contributions	1,653	9,737	29,863	33,361
Benefits Paid	(72,717)	(73,303)	(30,492)	(35,057)

Fair Value of Plan Assets at End of Year	$964,140	$1,048,881	$-	$-

Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$52,147	$62,409	$(209,914)	$(243,545)
Amounts Recognized on the Balance Sheets:
Prepaid Pension	$90,020	$103,247	$-	$-
Accrued Pension Cost	(36,173)	(39,438)	-	-
Accrued Wages and Salaries	(1,700)	(1,400)	-	-
Accrued Postretirement Health Care Obligation	-	-	(161,684)	(186,868)
Accrued Liabilities	-	-	(30,621)	(37,504)
Accrued Employee Benefits	-	-	(17,609)	(19,173)

Net Amount Recognized at End of Year	$52,147	$62,409	$(209,914)	$(243,545)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Transition Assets (Obligation)	$(24)	$(29)	$-	$(26)
Net Actuarial Gain (Loss)	(62,611)	(53,146)	(67,139)	(77,405)
Prior Service (Credit) Cost	(10,398)	(12,406)	2,844	3,363

Net Amount Recognized at End of Year	$(73,033)	$(65,581)	$(64,295)	$(74,068)

Notes…

The accumulated benefit obligation for all defined benefit pension plans was $872 million and $933 million at June 30, 2008 and 2007, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

Components of Net Periodic (Income) Expense:	Pension Benefits			Other Postretirement Benefits
	2008	Restated 2007	Restated 2006	2008	2007	2006

Service Cost-Benefits Earned During the Year	$12,037	$13,290	$15,395	$1,486	$1,777	$3,031
Interest Cost on Projected Benefit Obligation	60,326	57,940	52,596	13,760	16,007	15,025
Expected Return on Plan Assets	(81,344)	(78,250)	(78,368)	-	-	-
Amortization of:
Transition Asset	8	8	8	42	46	46
Prior Service Cost (Credit)	3,290	3,290	3,292	(849)	(849)	(629)
Actuarial Loss	5,368	5,032	9,675	10,861	13,337	15,793

Net Periodic (Income) Expense	$(315)	$1,310	$2,598	$25,300	$30,318	$33,266

Significant assumptions used in determining net periodic benefit cost for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount Rate	7.0%	6.35%	5.25%	6.40%	6.09%	5.25%
Expected Return on Plan Assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Compensation Increase Rate	3.0-5.0%	3.0-5.0%	3.0-5.0%	n/a	n/a	n/a

The amounts in Accumulated Other Comprehensive Income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Prior service credit (cost)	$(3,289)	$876
Net actuarial loss	(753)	(11,511)

The “Other Postretirement Benefit” plans are unfunded.

For measurement purposes an 8% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2008 decreasing gradually to 5% for the fiscal year 2014. In fiscal 2005, the Company acquired the liabilities associated with the Simplicity Post-Retirement Benefit Plan covering certain Port Washington, Wisconsin employees. For measurement purposes this plan also assumes an 8% annual rate of increase in the per capita cost decreasing gradually to 5% for the fiscal year 2014. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $10.0 million and would increase the service and interest cost by $0.8 million for fiscal 2008. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $9.2 million and decrease the service and interest cost by $0.7 million for the fiscal year 2008.

As discussed in Note 17 in the Notes to the Consolidated Financial Statements, the Company plans to close its Port Washington, WI production facility during the second quarter of fiscal 2009. The closure of this facility will result in termination of all Port Washington union and certain salaried employees. This employee reduction will reduce the Company’s liability for postretirement healthcare benefits. Additionally, the closing agreement reduced the retiree health benefits for certain retirees. These combined changes resulted in a net curtailment gain of $13.3 million in fiscal 2008.

Notes…

Plan Assets

A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. Briggs & Stratton’s pension plans weighted-average asset allocations and target allocations at June 30, 2008, and 2007, by asset category are as follows:

Asset Category	Target %	Plan Assets at Year- end
		2008	2007
Cash	0%-2%	1%	3%
Domestic Bonds	10%-30%	29%	21%
Non-Investment Grade Bonds	0%-15%	0%	0%
Non-US Bonds	0%-10%	0%	0%
Domestic Equities	20%-40%	20%	35%
Global & International Equities	10%-25%	16%	19%
Alternative & Absolute Return	20%-30%	30%	18%
Real Estate	4%-10%	4%	4%

		100%	100%

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

Contributions

The Company is not required to, nor intends to, make any contributions to the pension plans in fiscal 2009.

Estimated Future Benefit Payments

Projected benefit payments from the plans as of June 29, 2008 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life	LTD
2009	$67,538	$1,824	$28,908	$1,156	$133
2010	67,978	1,818	25,861	1,188	137
2011	68,283	2,199	26,329	1,218	139
2012	68,864	2,180	24,742	1,156	142
2013	69,345	2,155	22,328	1,246	124
2014-2018	356,542	14,554	70,043	6,567	592

Defined Contribution Plans

Employees of the Company may participate in a defined contribution savings plan that allows participants to contribute a portion of their earnings in accordance with plan specifications. A maximum of 1-1/2% to 3-1/2% of each participant’s salary, depending upon the participant’s group, is matched by the Company. Additionally, certain employees may receive Company nonelective contributions equal to 2% of the employee’s salary. The Company contributions totaled $6.6 million in 2008, $6.1 million in 2007 and $6.7 million in 2006.

Notes…

Postemployment Benefits

The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits are substantially smaller amounts because they apply only to employees who permanently terminate employment prior to retirement. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using interest rates of 6.40% and 6.09% for fiscal years 2008 and 2007, respectively. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.

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

Long-Term Debt: The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt -
7.25% Notes Due 2007	$-	$-	$81,139	$83,124
8.875% Notes Due 2011	$266,478	$280,364	$267,909	$287,868
Variable Term Notes Due 2008	$-	$-	$35,000	$35,000
Borrowings on Revolving Credit Facility	$99,077	$99,077	$-	$-

(16)  Separate Financial Information of Subsidiary Guarantors of Indebtedness

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

Notes…

date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	June 29, 2008
	Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$266,478	$268,000
Revolving Credit Facility, expiring July 2012	$99,077	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET: As of June 29, 2008	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$543,349	$1,071,298	$234,889	$(870,999)	$978,537
Investment in Subsidiary	1,065,613	-	-	(1,065,613)	-
Noncurrent Assets	371,781	445,777	37,199	-	854,757

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

Current Liabilities	$574,795	$462,968	$166,838	$(870,999)	$333,602
Long-Term Debt	365,555	-	-	-	365,555
Other Long-Term Obligations	202,870	93,218	526	-	296,614
Shareholders’ Equity	837,523	960,889	104,724	(1,065,613)	837,523

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

Restated as of July 1, 2007
Current Assets	$548,057	$976,298	$198,123	$(729,385)	$993,093
Investment in Subsidiary	1,101,113	-	-	(1,101,113)	-
Noncurrent Assets	418,213	438,506	34,656	-	891,375

	$2,067,383	$1,414,804	$232,779	$(1,830,498)	$1,884,468

Current Liabilities	$756,954	$304,958	$141,543	$(729,385)	$474,070
Long-Term Debt	267,909	-	-	-	267,909
Other Long-Term Obligations	204,066	99,571	398	-	304,035
Shareholders’ Equity	838,454	1,010,275	90,838	(1,101,113)	838,454

	$2,067,383	$1,414,804	$232,779	$(1,830,498)	$1,884,468

Notes…

STATEMENT OF EARNINGS: For the Fiscal Year Ended June 29, 2008	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,372,382	$831,024	$250,046	$(302,059)	$2,151,393
Cost of Goods Sold	1,133,200	802,254	209,022	(300,399)	1,844,077

Gross Profit	239,182	28,770	41,024	(1,660)	307,316
Engineering, Selling, General and Administrative Expenses	165,625	79,946	35,405	-	280,976
Equity in Loss from Subsidiaries	25,265	-	-	(25,265)	-

Income (Loss) from Operations	48,292	(51,176)	5,619	23,605	26,340
Interest Expense	(37,615)	(219)	(289)	-	(38,123)
Other Income, Net	42,146	1,628	913	(3,295)	41,392

Income (Loss) Before Provision for Income Taxes	52,823	(49,767)	6,243	20,310	29,609
Provision (Credit) for Income Taxes	25,269	(20,561)	2,301	-	7,009

Net Income (Loss)	$27,554	$(29,206)	$3,942	$20,310	$22,600

Restated for the Fiscal Year Ended July 1, 2007
Net Sales	$1,397,336	$861,435	$196,762	$(298,700)	$2,156,833
Cost of Goods Sold	1,166,971	782,465	163,635	(294,524)	1,818,547
Impairment Charge	33,900	7,907	1,281	-	43,088

Gross Profit	196,465	71,063	31,846	(4,176)	295,198
Engineering, Selling, General and Administrative Expenses	163,553	74,676	26,742	(1,930)	263,041
Equity in Earnings from Subsidiaries	(2,531)	-	-	2,531	-

Income (Loss) from Operations	35,443	(3,613)	5,104	(4,777)	32,157
Interest Expense	(43,285)	(122)	(284)	-	(43,691)
Other Income (Expense), Net	10,440	3,143	(948)	2,201	14,836

Income (Loss) Before Provision for Income Taxes	2,598	(592)	3,872	(2,576)	3,302
Provision (Credit) for Income Taxes	(4,147)	(478)	1,226	-	(3,399)

Net Income (Loss)	$6,745	$(114)	$2,646	$(2,576)	$6,701

Restated for the Fiscal Year Ended July 2, 2006
Net Sales	$1,611,327	$1,157,675	$189,160	$(418,491)	$2,539,671
Cost of Goods Sold	1,248,750	1,052,361	156,079	(412,864)	2,044,326

Gross Profit	362,577	105,314	33,081	(5,627)	495,345
Engineering, Selling, General and Administrative Expenses	199,439	81,852	31,940	-	313,231
Equity in Earnings from Subsidiaries	(18,149)	-	-	18,149	-

Income from Operations	181,287	23,462	1,141	(23,776)	182,114
Interest Expense	(41,833)	(52)	(206)	-	(42,091)
Other Income (Expense), Net	16,089	4,761	(919)	(1,440)	18,491

Income Before Provision for Income Taxes	155,543	28,171	16	(25,216)	158,514
Provision for Income Taxes	42,496	9,118	919	-	52,533

Net Income (Loss)	$113,047	$19,053	$(903)	$(25,216)	$105,981

Notes…

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 29, 2008	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$27,554	$(29,206)	$3,942	$20,310	$22,600
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	45,308	19,809	3,769	-	68,886
Stock Compensation Expense	4,563	-	-	-	4,563
Earnings of Unconsolidated Affiliates, Net of Dividends	(758)	-	(30)	-	(788)
Equity in Loss from Subsidiaries	25,265	-	-	(25,265)	-
(Gain) Loss on Disposition of Plant and Equipment	1,010	1,728	(30)	-	2,708
Gain on Sale of Investment	(36,960)	-	-	-	(36,960)
Curtailment Gain	-	(13,288)	-	-	(13,288)
(Provision) Credit for Deferred Income Taxes	25,628	(14,921)	(201)	-	10,506
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	5,221	(113,597)	(26,155)	141,437	6,906
(Increase) Decrease in Inventories	1,466	19,745	(3,572)	751	18,390
Decrease in Prepaid Expenses and Other Current Assets	6,809	2,802	343	-	9,954
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	6,985	86,679	16,813	(132,634)	(22,157)
Change in Accrued/Prepaid Pension	(2,325)	38	29	-	(2,258)
Other, Net	(4,571)	(3,346)	(4,035)	4,179	(7,773)

Net Cash Provided (Used) by Operating Activities	105,195	(43,557)	(9,127)	8,778	61,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(34,805)	(28,575)	(2,133)	-	(65,513)
Proceeds Received on Disposition of Plant and Equipment	434	120	126	-	680
Proceeds Received on Sale of Investment	66,011	-	-	-	66,011
Cash Investment in Subsidiary	(5,819)	-	(202)	6,021	-
Other, Net	(503)	-	-	-	(503)

Net Cash Provided (Used) by Investing Activities	25,318	(28,455)	(2,209)	6,021	675

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans, Notes Payable and Long-Term Debt	(92,883)	74,118	8,481	(8,778)	(19,062)
Issuance Cost of Amended Revolver	(1,286)	-	-	-	(1,286)
Cash Dividends Paid	(43,560)	-	-	-	(43,560)
Capital Contributions Received	-	383	5,638	(6,021)	-
Stock Option Exercise Proceeds and Tax Benefits	991	-	-	-	991

Net Cash Provided (Used) by Financing Activities	(136,738)	74,501	14,119	(14,799)	(62,917)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	3,952	-	3,952

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,225)	2,489	6,735	-	2,999
Cash and Cash Equivalents, Beginning of Year	8,785	(1,402)	22,086	-	29,469

Cash and Cash Equivalents, End of Year	$2,560	$1,087	$28,821	$-	$32,468

Notes…

STATEMENT OF CASH FLOWS: Restated for the Fiscal Year Ended July 1, 2007	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$6,745	$(114)	$2,646	$(2,576)	$6,701
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	52,681	19,347	2,286	-	74,314
Stock Compensation Expense	8,484	-	-	-	8,484
Impairment Items	33,900	7,907	1,281	-	43,088
Earnings of Unconsolidated Affiliates, Net of Dividends	1,903	-	(327)	-	1,576
Equity in Earnings from Subsidiaries	(2,531)	-	-	2,531	-
Loss on Disposition of Plant and Equipment	2,783	75	81	-	2,939
Provision for Deferred Income Taxes	(16,717)	(672)	(58)	-	(17,447)
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	(108,828)	(46,758)	4,970	96,644	(53,972)
(Increase) Decrease in Inventories	25,767	(21,983)	1,097	2,251	7,132
Decrease in Prepaid Expenses and Other Current Assets	1,959	9,081	518	-	11,558
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	20,311	88,901	(1,094)	(91,500)	16,618
Change in Accrued/Prepaid Pension	(8,426)	35	-	-	(8,391)
Other, Net	(3,958)	(358)	(445)	-	(4,761)

Net Cash Provided by Operating Activities	14,073	55,461	10,955	7,350	87,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(28,446)	(22,038)	(17,516)	-	(68,000)
Proceeds Received on Disposition of Plant and Equipment	487	52	60	-	599
Cash Investment in Subsidiary	8,619	-	181	(8,800)	-

Net Cash Used by Investing Activities	(19,340)	(21,986)	(17,275)	(8,800)	(67,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	44,838	(42,071)	3,811	(7,051)	(473)
Cash Dividends Paid	(43,870)	-	(1,201)	1,201	(43,870)
Capital Contributions Received	-	382	(7,682)	7,300	-
Stock Option Exercise Proceeds and Tax Benefits	3,694	-	-	-	3,694
Treasury Stock Repurchases	(48,232)	-	-	-	(48,232)

Net Cash Used by Financing Activities	(43,570)	(41,689)	(5,072)	1,450	(88,881)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	-	2,822	-	2,821

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,838)	(8,214)	(8,570)	-	(65,622)
Cash and Cash Equivalents, Beginning of Year	57,623	6,812	30,656	-	95,091

Cash and Cash Equivalents, End of Year	$8,785	$(1,402)	$22,086	$-	$29,469

Notes…

STATEMENT OF CASH FLOWS: Restated for the Fiscal Year Ended July 2, 2006	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$113,047	$19,053	$(903)	$(25,216)	$105,981
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	57,437	18,030	1,767	-	77,234
Stock Compensation Expense	9,999	-	-	-	9,999
Earnings of Unconsolidated Affiliates, Net of Dividends	401	-	58	-	459
Equity in Earnings from Subsidiaries	(18,149)	-	-	18,149	-
(Gain) Loss on Disposition of Plant and Equipment	(12,059)	584	336	-	(11,139)
Provision for Deferred Income Taxes	(18,069)	9,371	773	-	(7,925)
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	93,660	(225,177)	16,959	201,842	87,284
Increase in Inventories	(57,410)	(31,992)	(5,932)	3,884	(91,450)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	3,161	(15,675)	212	-	(12,302)
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	(16,164)	205,460	887	(194,978)	(4,795)
Change in Accrued/Prepaid Pension	865	34	-	-	899
Other, Net	5,868	(5,370)	(136)	1	363

Net Cash Provided (Used) by Operating Activities	162,587	(25,682)	14,021	3,682	154,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(50,084)	(14,745)	(4,689)	-	(69,518)
Proceeds Received on Disposition of Plant and Equipment	11,420	51	47	-	11,518
Cash Investment in Subsidiary	(391)	-	9	382	-
Refund of Cash Paid for Acquisition	-	6,347	-	-	6,347
Other, Net	(3,400)	-	-	-	(3,400)

Net Cash Used by Investing Activities	(42,455)	(8,347)	(4,633)	382	(55,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable and Long Term Debt	(137,803)	34,082	9,308	(6,382)	(100,795)
Cash Dividends Paid	(45,278)	-	(2,701)	2,701	(45,278)
Capital Contributions Received	-	383	-	(383)	-
Stock Option Exercise Proceeds and Tax Benefits	12,457	-	-	-	12,457
Treasury Stock Repurchases	(34,919)	-	-	-	(34,919)

Net Cash (Used) Provided by Financing Activities	(205,543)	34,465	6,607	(4,064)	(168,535)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	2,498	-	2,498

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,411)	436	18,493	-	(66,482)
Cash and Cash Equivalents, Beginning of Year	143,034	6,376	12,163	-	161,573

Cash and Cash Equivalents, End of Year	$57,623	$6,812	$30,656	$-	$95,091

Notes…

(17) Impairment and Disposal Charges

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

Additionally, an expense was recorded within cost of goods sold to accrue for severance payments to be paid to the employees of the Rolla facility. Accrued severance at July 1, 2007 was approximately $1.1 million. Another approximately $1.4 million was accrued in fiscal 2008 and approximately $2.5 million was paid in fiscal 2008, resulting in no remaining accrued severance as of June 29, 2008.

An expense was also recorded within cost of goods sold to accrue for severance payments to be paid to employees of the Port Washington facility upon its close. Approximately $1.9 million of severance expense is expected to be incurred related to the closure of this facility and of this $1.9 million, approximately $1.1 million has been incurred as of June 29, 2008. Severance payments are contingent upon an employee working through scheduled end dates, and will continue to accrue until the plant closes.

(18) Subsequent Events

On June 30, 2008 the Company, through its wholly owned subsidiary Briggs & Stratton Australia, Pty Limited, acquired Victa Lawncare Pty Ltd (Victa) of Sydney, Australia from GUD Holdings Limited for a total consideration of $23.0 million in cash. The purchase price is subject to revision based on a review of changes in working capital from an interim balance sheet date until the transaction closing date. Victa is a leading designer, manufacturer and marketer of a broad range of outdoor power equipment used in consumer lawn and garden applications in Australia and New Zealand. Its products are sold at large retail stores and independent dealers. Victa had net sales of approximately $57.3 million for the twelve months ending June 30, 2008. The Company financed the transaction from cash on hand and its existing credit facilities. The Company expects that the acquisition will have no material effect on earnings in fiscal 2009.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and its subsidiaries at June 29, 2008 and July 1, 2007, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Notes 2 and 14 to the consolidated financial statements, the Company changed its method of accounting for its defined benefit pension and other postretirement plans in 2008.

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

PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

August 28, 2008

Quarterly Financial Data, Dividend and Market Information (Unaudited)

As discussed in Note 3 to the Notes to Consolidated Financial Statements, the Company has restated its prior years’ financial statements for a change in accounting principle related to its defined benefit pension plan, which occurred in the first quarter of fiscal 2008, and for the correction of certain errors which were identified in the third quarter of fiscal 2008. The impact of the change in accounting principle has already been reflected in the Company’s fiscal 2008 previously filed quarterly reports on Form 10-Q. During the third quarter of fiscal 2008, the Company recorded an out-of-period adjustment of $1.7 million to net income ($.03 per diluted share) to correct the errors included in the first and second quarters of fiscal 2008. The tables below reflect the adjustments in the appropriate quarterly periods in fiscal 2008. In addition, the tables below reflect the impact of the errors on the quarterly periods in fiscal 2007. The Company does not believe that the adjustments to correct the errors described in Note 3 are material, individually or in the aggregate, to the Company’s results of operations, financial position or cash flows for any of the Company’s previously filed quarterly financial statements.

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)

Restated Fiscal 2008

September	$367,069	$42,844	$(20,811)

December	477,537	44,317	4,062

March	725,686	124,452	38,870

June	581,101	95,703	479

Total	$2,151,393	$307,316	$22,600

Restated Fiscal 2007

September	$338,749	$44,378	$(17,615)

December	423,559	69,180	(4,330)

March	716,953	89,228	10,585

June	677,572	92,412	18,061

Total	$2,156,833	$295,198	$6,701

	Per Share of Common Stock
Quarter Ended	Net Income (Loss) (1)	Dividends Declared	Market Price Range on New York Stock Exchange
			High	Low

Restated Fiscal 2008

September	$(.42)	$.22	$33.40	$25.16

December	.08	.22	25.80	21.16

March	.78	.22	22.75	16.35

June	.01	.22	19.00	12.80

Total	$.46	$.88

Restated Fiscal 2007

September	$(.35)	$.22	$31.49	$24.60

December	(.09)	.22	29.06	24.79

March	.21	.22	31.45	26.88

June	.36	.22	33.06	28.50

Total	$.13	$.88

The number of record holders of Briggs & Stratton Corporation Common Stock on August 25, 2008 was 3,640.

Net Income (Loss) per share of Common Stock represents Diluted Earnings per Share.

(1) Refer to Note 2 of the Notes to Consolidated Financial Statements, for information about Diluted Earnings per Share. Amounts may not total because of differing numbers of shares outstanding at the end of each quarter.

Quarterly Financial Data, Dividend and Market Information (Unaudited)

Consolidated Condensed Statements of Income (in thousands, except per share data):

	Three Months Ended September 30, 2007
	As Reported	Error Correction	As Restated

Net Sales	$366,669	$400	$367,069
Cost of Goods Sold	323,225	1,000	324,225
Gross Profit	43,444	(600)	42,844
Loss from Operations	(20,696)	(600)	(21,296)
Loss before Credit for Income Taxes	(29,647)	(600)	(30,247)
Credit for Income Taxes	(9,195)	(241)	(9,436)
Net Loss	(20,452)	(359)	(20,811)
Basic EPS	(0.41)	(0.01)	(0.42)
Diluted EPS	(0.41)	(0.01)	(0.42)

	Three Months Ended December 30, 2007
	As Reported	Error Correction	As Restated

Net Sales	$478,837	$(1,300)	$477,537
Cost of Goods Sold	432,220	1,000	433,220
Gross Profit	46,617	(2,300)	44,317
(Loss) from Operations	(19,813)	(2,300)	(22,113)
Income before Provision for Income Taxes	7,572	(2,300)	5,272
Provision for Income Taxes	2,134	(925)	1,209
Net Income	5,438	(1,375)	4,063
Basic EPS	0.11	(0.03)	0.08
Diluted EPS	0.11	(0.03)	0.08

	Three Months Ended March 30, 2008
	As Reported	Error Correction	As Restated

Net Sales	$724,786	$900	$725,686
Cost of Goods Sold	603,234	(2,000)	601,234
Gross Profit	121,552	2,900	124,452
Income from Operations	53,019	2,900	55,919
Income before Provision for Income Taxes	44,697	2,900	47,597
Provision for Income Taxes	7,561	1,166	8,727
Net Income	37,136	1,734	38,870
Basic EPS	0.75	0.03	0.78
Diluted EPS	0.75	0.03	0.78

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	Three Months Ended October 1, 2006
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net Sales	$338,249	$—	$500	$338,749
Cost of Goods Sold	293,887	(1,916)	2,400	294,371
Gross Profit	44,362	1,916	(1,900)	44,378
ESG&A	66,321	(639)	—	65,682
Loss from Operations	(21,959)	2,555	(1,900)	(21,304)
Loss before Credit for Income Taxes	(27,539)	2,555	(1,900)	(26,884)
Credit for Income Taxes	(9,501)	996	(764)	(9,269)
Net Loss	(18,038)	1,559	(1,136)	(17,615)
Basic EPS	(0.36)	0.03	(0.02)	(0.35)
Diluted EPS	(0.36)	0.03	(0.02)	(0.35)

	Three Months Ended December 31, 2006
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net Sales	$423,059	$—	$500	$423,559
Cost of Goods Sold	355,695	(1,916)	600	354,379
Gross Profit	67,364	1,916	(100)	69,180
ESG&A	64,853	(639)	—	64,214
Income from Operations	2,511	2,555	(100)	4,966
Loss before Credit for Income Taxes	(8,397)	2,555	(100)	(5,942)
Credit for Income Taxes	(2,487)	996	(121)	(1,612)
Net Loss	(5,910)	1,559	21	(4,330)
Basic EPS	(0.12)	0.03	0.00	(0.09)
Diluted EPS	(0.12)	0.03	0.00	(0.09)

	Three Months Ended April 1, 2007
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net Sales	$717,053	$—	$(100)	$716,953
Cost of Goods Sold	596,641	(1,916)	(2,200)	592,525
Gross Profit	85,212	1,916	2,100	89,228
ESG&A	64,289	(639)	—	63,650
Income from Operations	20,923	2,555	2,100	25,578
Income before Provision for Income Taxes	13,033	2,555	2,100	17,688
Provision for Income Taxes	5,263	996	844	7,103
Net Income	7,770	1,559	1,256	10,585
Basic EPS	0.15	0.03	0.03	0.21
Diluted EPS	0.15	0.03	0.03	0.21

	Three Months Ended July 1, 2007
	As Reported	Pension Accounting Change	Error Correction	As Restated
Net Sales	$678,872	$—	$(1,300)	$677,572
Cost of Goods Sold	580,771	(1,916)	(1,600)	577,255
Gross Profit	90,194	1,916	300	92,410
ESG&A	70,133	(639)	—	69,494
Income from Operations	20,061	2,555	300	22,916
Income before Provision for Income Taxes	15,584	2,555	300	18,439
Provision (Credit) for Income Taxes	(740)	997	121	378
Net Income	16,324	1,558	179	18,061
Basic EPS	0.32	0.03	0.01	0.36
Diluted EPS	0.32	0.03	0.01	0.36

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, who has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of June 29, 2008, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)	Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, under the caption “Election of Directors”, and is incorporated herein by reference.

(c)	Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)	Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, under the caption “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

(e)	Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, under the caption “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

(f)	Code of Ethics. Briggs & Stratton has adopted a written code of ethics, referred to as the Briggs & Stratton Business Integrity Manual applicable to all directors, officers and employees, which includes provisions related to accounting and financial matters applicable to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. The Briggs & Stratton Business Integrity Manual is available on the Company’s corporate website at www.briggsandstratton.com. If the Company makes any substantive amendment to, or grants any waiver of, the code of ethics for any director or officer, Briggs & Stratton will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, concerning this item, under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, and “Director Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, concerning this item, under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Audit Committee” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2008 Annual Meeting of Shareholders, under the captions “Independent Auditors Fees” and “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, June 29, 2008 and July 1, 2007

For the Fiscal Years Ended June 29, 2008, July 1, 2007 and July 2, 2006:
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JUNE 29, 2008, JULY 1, 2007 AND JULY 2, 2006

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2008	$4,102,000	6,524,000	(5,019,000)	$5,607,000
2007	$4,851,000	1,872,000	(2,621,000)	$4,102,000
2006	$5,461,000	4,321,000	(4,931,000)	$4,851,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ James E. Brenn
James E. Brenn
August 28 , 2008		Senior Vice President and
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
Brian C. Walker
Director

*Each signature affixed as of
August 28 , 2008.

BRIGGS & STRATTON CORPORATION

(Commission File No. 1-1370)

EXHIBIT INDEX

2008 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Document Description
3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.1 (a)	Amendment to Articles of Incorporation.
(Filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated by reference herein.)

3.2	Bylaws, as amended and restated April 18, 2007.
(Filed as Exhibit 3.2 to the Company’s Report on Form 8-K dated April 18, 2007 and incorporated by reference herein.)

4.0	Rights Agreement dated as of August 7, 1996, as amended through August 9, 2006, between Briggs & Stratton Corporation and National City Bank which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B.
(Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated as of August 15, 2006 and incorporated by reference herein.)

4.6	Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation, the Guarantors listed on Schedule I thereto and Bank One, N.A., as Trustee, providing for 8.875% Senior Notes due March 15, 2011 (including form of Note, form of Notation of Guarantee and other exhibits).
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

10.0*	Amended and Restated Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

Exhibit Number	Document Description

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-K for fiscal year ended July 1, 2007 and incorporated by reference herein.)

10.2 (a)*	Amendment to the Economic Value Added Incentive Compensation Plan.
(Filed as Exhibit 10.8 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.3*	Amended and Restated Form of Change of Control Employment Agreement.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4 (a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.5*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (a)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5 (b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.5 (c)*	2004 Amended and Restated Briggs & Stratton Corporate Incentive Compensation Plan.
(Filed as Exhibit B to the Company’s 2004 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (d)*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan as Modified October 29, 2004.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for quarter ended September 26, 2004 and incorporated by reference herein.)

10.6*	Premium Option and Stock Award Program.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 9, 2005 and incorporated by reference herein.)

10.6 (a)*	Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (a) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.6 (b)*	Amended and Restated Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

Exhibit Number	Document Description

10.6 (c)*	Form of Restricted Stock Award Agreement under the Premium Option and Restricted Stock Program.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.6 (d)*	Amended Form of Restricted Stock Award Agreement Under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.6 (e)*	Form of Deferred Stock Award Agreement Under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.7*	Amended and Restated Powerful Solution Incentive Compensation Program
(Filed herewith.)

10.8	Amended and Restated Supplemental Employee Retirement Plan.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.12*	Amended and Restated Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.12 (a)*	Form of Director’s Stock Option Agreement under the Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

10.13*	Summary of Director Compensation.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.13 (a)*	Summary of Changes to Director Compensation.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.14*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14 (a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14 (b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.15*	Amended and Restated Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.15 (a)*	Amendment to Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

Exhibit Number	Document Description

10.15 (b)*	Amendment to Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2008 and incorporated by reference herein.)

10.15 (c)*	Amendment to Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarter ended October 1, 2006 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.19	Retention and Consulting Agreement entered into on September 12, 2005 between Briggs & Stratton Corporation and Mark R. Hazeltine.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated September 12, 2005 and incorporated by reference herein.)

10.20	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs & Stratton Power Products Group, LLC, Briggs & Stratton Canada Inc., Murray, Inc. and Murray Canada Co.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

10.21	Transition Supply Agreement, dated February 11, 2005, between Briggs & Stratton Power Products Group, LLC and Murray, Inc.
(Form of Transition Supply Agreement filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

10.23 (c)	Amended and Restated Multicurrency Credit Agreement, dated July 12, 2007, among Briggs & Stratton Corporation, the financial institutions party hereto, and J.P. Morgan Chase Bank, N.A., La Salle Bank National Association, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as co-documentation agents, and Bank of America, N.A., as administrative agent, issuing bank and swing line bank, and Banc of America Securities LLC, lead arranger and book manager.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated July 12, 2007 and incorporated by reference herein.)

10.24	Class B Preferred Share Redemption Agreement.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.25	Victa Agreement.
(Filed herewith.)

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed herewith.)

18.0	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principal
(Filed as Exhibit 18.0 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

Exhibit Number	Document Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)
*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.