Form 10-Q
period 2008-09-28
BRIGGS & STRATTON CORP
filed 2008-11-05
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
COMMON STOCK, par value $0.01 per share	49,811,729 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	September 28, 2008	June 29, 2008
CURRENT ASSETS:
Cash and cash equivalents	$32,607	$32,468
Accounts receivable, net	305,359	320,568
Inventories -
Finished products and parts	379,505	339,186
Work in process	170,227	177,280
Raw materials	14,441	13,738

Total inventories	564,173	530,204

Deferred income tax asset	53,345	53,496
Prepaid expenses and other current assets	44,974	41,801

Total current assets	1,000,458	978,537

OTHER ASSETS:
Goodwill	248,571	248,328
Prepaid pension	93,298	90,020
Investments	19,688	21,956
Deferred loan costs, net	2,785	3,106
Other intangible assets, net	100,847	90,687
Other long-term assets, net	8,654	8,827

Total other assets	473,843	462,924

PLANT AND EQUIPMENT:
Cost	1,020,992	1,012,987
Less - accumulated depreciation	632,959	621,154

Total plant and equipment, net	388,033	391,833

TOTAL ASSETS	$1,862,334	$1,833,294

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 28, 2008	June 29, 2008
CURRENT LIABILITIES:
Accounts payable	$182,611	$170,476
Accrued liabilities	162,688	160,126
Short-term debt	141,348	3,000

Total current liabilities	486,647	333,602

OTHER LIABILITIES:
Long-term debt	266,617	365,555
Deferred income tax liability	46,913	47,266
Accrued pension cost	36,445	36,173
Accrued employee benefits	18,541	18,521
Accrued postretirement health care obligation	160,223	161,684
Other long-term liabilities	33,893	32,970

Total other liabilities	562,632	662,169

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	75,563	76,667
Retained earnings	1,069,691	1,082,553
Accumulated other comprehensive loss	(123,709)	(110,234)
Treasury shares at cost, 8,042 and 8,154 shares, respectively	(209,069)	(212,042)

Total shareholders’ investment	813,055	837,523

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,862,334	$1,833,294

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 28, 2008	September 30, 2007
NET SALES	$458,151	$367,069
COST OF GOODS SOLD	393,432	324,225

Gross profit on sales	64,719	42,844
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	64,851	64,140

Loss from operations	(132)	(21,296)
INTEREST EXPENSE	(7,897)	(8,973)
OTHER INCOME, net	1,199	22

Loss before credit for income taxes	(6,830)	(30,247)
CREDIT FOR INCOME TAXES	(4,874)	(9,436)

NET LOSS	$(1,956)	$(20,811)

EARNINGS PER SHARE DATA -
Average shares outstanding	49,563	49,536

Basic loss per share	$(0.04)	$(0.42)

Diluted average shares outstanding	49,563	49,536

Diluted loss per share	$(0.04)	$(0.42)

CASH DIVIDENDS PER SHARE	$0.22	$0.22

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 28, 2008	September 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,956)	$(20,811)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,574	16,612
Stock compensation expense	1,986	2,673
Earnings of unconsolidated affiliates, net of dividends	1,282	866
Loss on disposition of plant and equipment	408	467
Provision for deferred income taxes	(1,223)	(4,111)
Change in operating assets and liabilities:
Decrease in accounts receivable	15,829	93,940
Increase in inventories	(24,497)	(75,139)
(Increase) Decrease in other current assets	(1,715)	7,276
Decrease in accounts payable and accrued liabilities	(6,610)	(45,807)
Change in accrued/prepaid pension	(1,897)	53
Other, net	(1,291)	(2,280)

Net cash used by operating activities	(2,110)	(26,261)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(11,291)	(18,246)
Cash paid for acquisition, net of cash acquired	(24,757)	—
Proceeds received on sale of plant and equipment	1,694	150

Net cash used by investing activities	(34,354)	(18,096)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on loans, notes payable, & other long-term debt	38,104	51,041
Issuance cost of amended revolver	—	(1,286)
Stock option proceeds and tax benefits	—	991

Net cash provided by financing activities	38,104	50,746

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,501)	1,092

NET INCREASE IN CASH AND CASH EQUIVALENTS	139	7,481

CASH AND CASH EQUIVALENTS, beginning	32,468	29,469

CASH AND CASH EQUIVALENTS, ending	$32,607	$36,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$12,986	$17,151

Income taxes paid	$1,327	$1,950

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The year-end condensed balance sheet data was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton Corporation (the Company), adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature. These consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

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

Shares outstanding used to compute diluted earnings per share for the quarter ended September 28, 2008 excluded approximately 163,000 shares for restricted and deferred stock and outstanding options to purchase approximately 3,900,000 shares of common stock as their inclusion would have been anti-dilutive. Shares outstanding used to compute diluted earnings per share for the quarter ended September 30, 2007 excluded approximately 171,000 shares for restricted and deferred stock and outstanding options to purchase approximately 3,600,000 shares of common stock as their inclusion would have been anti-dilutive.

Information on earnings per share is as follows (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Net loss	$(1,956)	$(20,811)

Average shares of common stock outstanding	49,563	49,536

Diluted average shares of common stock outstanding	49,563	49,536

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Comprehensive Income (Loss)

Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive income (loss) is defined as net income and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive income (loss) is as follows (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Net loss	$(1,956)	$(20,811)
Cumulative translation adjustments	(10,392)	1,775
Unrealized loss on derivative instruments	(5,317)	(1,504)
Unrecognized pension and postretirement obligation	2,234	1,518

Total comprehensive loss	$(15,431)	$(19,022)

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	September 28, 2008	June 29, 2008
Cumulative translation adjustments	$12,253	$22,645
Unrealized gain (loss) on derivative instruments	(868)	4,449
Unrecognized pension and postretirement obligation	(135,094)	(137,328)

Accumulated other comprehensive loss	$(123,709)	$(110,234)

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

The Company manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, the Company hedges up to 100% of its anticipated monthly natural gas usage along with a pool of other companies. The Company does not hold any actual futures contracts, and actual delivery of natural gas is not required of the participants in the program. Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

party and the actual price of natural gas paid by the Company in the period. The fair value of the underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss, which are reclassified into the Consolidated Condensed Statements of Income as the monthly cash settlements occur and actual natural gas is consumed.

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges approximately 50-60% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss if the forward purchase contracts are deemed to be effective and are reclassified into the Consolidated Condensed Statements of Income when sales of inventory are made. Changes in the fair value of any derivative deemed to be ineffective would be immediately recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income.

Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
NET SALES:
Engines	$258,621	$208,416
Power Products	255,531	187,391
Inter-Segment Eliminations	(56,001)	(28,738)

Total *	$458,151	$367,069

* Includes international sales based on product shipment destination of	$110,961	$103,418

GROSS PROFIT ON SALES:
Engines	$40,427	$34,254
Power Products	21,531	8,425
Inter-Segment Eliminations	2,761	165

Total	$64,719	$42,844

INCOME (LOSS) FROM OPERATIONS:
Engines	$(5,511)	$(11,228)
Power Products	2,618	(10,233)
Inter-Segment Eliminations	2,761	165

Total	$(132)	$(21,296)

Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. In the three months ended September 30, 2007 the Company incurred $2.1 million of expenses to accrue for current and future warranty claims related to a snow thrower engine recall. An additional $17.7 million was accrued in the second quarter of fiscal 2008 and no additional expenses were accrued thereafter. The snow thrower engines were recalled due to a potential risk of fire. The amounts accrued were to repair the units to reduce or eliminate the potential fire hazard. As of September 28, 2008 and September 30, 2007, the balance sheet included $3.7 million and $0.1 million, respectively, of reserves for this specific engine warranty matter. During fiscal 2008, product liability

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

reserves totaling less than $50,000 were accrued for product liability matters related to this recall as the Company has had minimal product liability claims asserted for nominal amounts related to the snow engine recall. The following is a reconciliation of the changes in accrued warranty costs, including the snow thrower engine recall, for the reporting period (in thousands):

	Three Months Ended
	September 28, 2008	September 30, 2007
Beginning balance	$49,548	$54,566
Payments	(9,206)	(15,935)
Provision for current year warranties	8,529	7,099
Adjustment to prior years’ warranties	(817)	(900)

Ending balance	$48,054	$44,830

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $2.0 million and $2.7 million for the quarters ended September 28, 2008 and September 30, 2007, respectively.

Pension and Postretirement Benefits

Briggs & Stratton has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits Three Months Ended		Other Postretirement Benefits Three Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Components of net periodic expense:
Service cost-benefits earned	$3,136	$3,623	$318	$471
Interest cost on projected benefit obligation	15,342	15,114	3,101	3,475
Expected return on plan assets	(20,869)	(20,379)	—	—
Amortization of:
Transition obligation	2	2	—	11
Prior service cost	822	822	(219)	(213)
Actuarial loss	133	1,141	2,603	2,682

Net periodic (income) expense	$(1,434)	$323	$5,803	$6,426

The Company is not required to, nor has or intends to, make any contributions to the pension plans in fiscal 2009. The Company was not required to, nor did it make any contributions to the pension plans in fiscal 2008.

The Company expects to make benefit payments of approximately $1.8 million attributable to its non-qualified pension plans during fiscal 2009. During the first quarter of fiscal 2009, Briggs & Stratton made payments of approximately $0.5 million for its non-qualified pension plans. Briggs & Stratton anticipates making benefit payments of approximately $30.2 million for its other postretirement benefit plans during fiscal 2009. During the first quarter of fiscal 2009, Briggs & Stratton had made payments of $6.6 million for its other postretirement benefit plans.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Income Taxes

As of June 29, 2008, the Company had $27.8 million of gross unrecognized tax benefits. Of this amount, $19.2 million represents the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 29, 2008, the Company had $6.8 million accrued for interest and penalties. In the first quarter of fiscal 2009, the Company recorded a reduction in the tax reserve of $2.9 million. This decrease relates to the resolution of a favorable tax treatment of foreign dividends and the impact of foreign exchange and interest rate adjustments.

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

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. At this time, the impact of adoption of SFAS 161 on the Company’s consolidated financial position is being assessed.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R). SFAS 141R states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. SFAS 141R also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective prospectively for financial statements issued for fiscal years beginning after December 15, 2008. The impact of the adoption of SFAS 141R will depend on the nature and significance of business combinations the Company enters into subsequent to adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (SFAS 159). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. SFAS No. 159 was effective for the Company on June 30, 2008. Refer to “Fair Value Measurements” in the Notes to Consolidated Condensed Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 157 on June 30, 2008. For more information, see “Fair Value Measurements” in the Notes to Consolidated Condensed Financial Statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Acquisitions

On June 30, 2008 Briggs & Stratton, through its wholly owned subsidiary Briggs & Stratton Australia, Pty Limited, acquired Victa Lawncare Pty. Ltd. (“Victa”) of Sydney, Australia from GUD Holdings Limited for total consideration of $24.8 million in net cash. Victa is a leading designer, manufacturer and marketer of a broad range of outdoor power equipment used in consumer lawn and garden applications in Australia and New Zealand. Victa’s products are sold at large retail stores and independent dealers. Victa had net sales of approximately $57 million for the twelve months ended June 30, 2008. The Company financed the transaction from cash on hand and its existing credit facilities. Victa is included in the Power Products Segment.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values, with the excess purchase price recorded as goodwill. This goodwill is recorded within the Engines Segment. Final adjustments to the purchase price allocation, resulting from finalizing a third party valuation of certain assets’ fair values, are not expected to be material to the consolidated financial statements. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets Acquired:
Current assets	$12,928
Property, plant and equipment	6,092
Goodwill	243
Other intangible assets	12,282

Total assets acquired	31,545
Liabilities Assumed:
Current liabilities	$6,788

Total liabilities assumed	6,788

Net assets acquired	$24,757

Fair Value Measurements

Effective June 30, 2008, the Company adopted SFAS 157, Fair Value Measurements, which establishes a new framework for measuring fair value and expands the related disclosures. To increase consistency and comparability in fair value measurements and related disclosures, SFAS 157 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2008 (in thousands):

	September 28,	Fair Value Measurement Using
	2008	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,937	$1,502	$435	$—
Liabilities:
Derivatives	$1,819	$1,817	$2	$—

Effective January 1, 2008, the Company adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

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

On May 31, 2006, the defendants removed the case to the U.S. District Court for the Southern District of Illinois (No. 06-412-DRH). The defendants subsequently filed a motion to dismiss the amended complaint, and two defendants (MTD Products, Inc. and American Honda Motor Company) notified the Court that they reached a settlement with the putative plaintiff class. On March 30, 2007, the Court issued an order granting defendants’ motion to dismiss, and on May 8, 2008 the Court issued an opinion that (i) dismissed all the RICO claims with prejudice, (ii) dismissed all claims of the 93 non-Illinois plaintiffs with leave to refile amended claims in individual state courts, (iii) ordered that any amended complaint for the three Illinois plaintiffs be refiled by May 30, 2008, and (iv) rejected the proposed class-wide settlement with MTD.

Plaintiffs subsequently filed new complaints in federal court in New Jersey, California and refiled an amended complaint in federal court in the Southern District of Illinois. On June 2, 2008, plaintiffs in the New Jersey action, the California action, and the Illinois action filed a motion with the Judicial Panel of Multidistrict Litigation seeking to transfer the three actions to the United States District Court for the District of New Jersey for coordinated pretrial proceedings. On August 12, 2008, the Multidistrict Litigation Panel denied plaintiffs’ request for centralization of these various state proceedings. Since that denial, plaintiffs have filed over 30 additional complaints that are now pending in over 20 different states and over 25 Federal Districts. Each of these complaints

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

alleges, among other things, breach of each state’s consumer fraud laws and seeks certification of a statewide class. Plaintiffs’ counsel have represented that they will be filing similar complaints in all states, the District of Columbia, and Puerto Rico. Defendants have yet to answer or otherwise plead in response to the complaints.

On September 25, 2008, Briggs & Stratton along with several other defendants filed a new motion with the Judicial Panel on Multidistrict Litigation seeking to transfer the 30-plus actions to the United States District Court for the Southern District of Illinois or the United States District Court for the Northern District of Illinois. Plaintiffs have not contested that transfer is appropriate, but different groups of plaintiffs have argued that the cases should be transferred to the District of New Jersey, the Northern District of Ohio and the Eastern District of Texas. The Multidistrict Litigation Panel has scheduled an oral argument on this matter on November 20, 2008.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material effect on its financial position.

Impairment and Disposal Charges

Impairment charges were recognized in the Consolidated Condensed Statement of Income for $43.1 million pretax ($26.2 million after tax) during fiscal 2007, of which $33.9 and $9.2 were recognized in the Engines and Power Products Segments, respectively. The Engines Segment $33.9 million charge was primarily for the write-down of assets of the Rolla, MO (Rolla) engine manufacturing facility that closed in the second quarter of fiscal 2008. A decision was made to close the Rolla facility as a result of the Company’s analysis to reduce its fixed manufacturing costs by consolidating production into its other existing engine plants in Poplar Bluff, MO and Chongqing, China. The related impaired machinery and equipment no longer used in production was sold in an auction or scrapped during the second quarter of fiscal 2008. The $9.2 million recognized in the Power Products Segment primarily relates to the closure of the Port Washington, WI (Port Washington) production facility expected to be completed in the second quarter of fiscal 2009. Management of the Company conducted an analysis of the Company’s manufacturing facilities that had been acquired through acquisitions over the past several years. Management concluded to consolidate the lawn and garden manufacturing facilities into three focused factories. A new factory in Newbern, TN, located near the Company’s high volume lawnmower engine plants, will build walk behind lawnmowers for the consumer market. An existing factory in McDonough, GA (McDonough) will build riding lawnmowers for the consumer market. A third factory in Munnsville, NY will build commercial riding lawnmowers and zero turn lawnmowers. The production from Port Washington will primarily move to the McDonough facility. For each Segment, it was determined that the carrying value of the assets exceeded the undiscounted future cash flows. The impairment was computed as the difference between the estimated fair value and the carrying value of the assets. Fair value was determined based on market prices for comparable assets.

An expense was recorded within cost of goods sold to accrue for severance payments to be paid to the employees of the Rolla facility. Accrued severance at July 1, 2007 was approximately $1.1 million. Another $1.3 million was accrued in the first quarter of fiscal 2008, and approximately $0.4 million was paid in the first quarter of fiscal 2008. Another $0.1 million was accrued in the remainder of fiscal 2008 and another $2.1 million was paid in the remainder of fiscal 2008, resulting in no remaining accrued severance as of June 29, 2008.

Additionally, an expense was also recorded within cost of goods sold to accrue for severance payments to be paid to employees of the Port Washington facility upon its close. A total of approximately $1.8 million of severance expense is expected to be incurred related to the closure of this facility, of which approximately $1.1 million was incurred in fiscal 2008 and an additional $0.6 million has been incurred in the first quarter of fiscal 2009. Severance payments are contingent upon an employee working through scheduled end dates, and will continue to accrue until the plant closes.

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

	September 28, 2008 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$266,616	$268,000

Revolving Credit Facility, expiring July 12, 2012	$135,870	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of September 28, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$542,591	$455,338	$260,171	$(257,642)	$1,000,458
Investment in subsidiaries	715,776	—	—	(715,776)	—
Non-current assets	544,725	311,804	51,377	(46,030)	861,876

	$1,803,092	$767,142	$311,548	$(1,019,448)	$1,862,334

Current liabilities	$498,802	$111,014	$134,473	$(257,642)	$486,647
Long-term debt	266,617	—	—	—	266,617
Other long-term obligations	224,617	70,467	46,960	(46,029)	296,015
Shareholders’ investment	813,056	585,661	130,115	(715,777)	813,055

	$1,803,092	$767,142	$311,548	$(1,019,448)	$1,862,334

BALANCE SHEET

As of June 29, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$543,349	$1,071,298	$234,889	$(870,999)	$978,537
Investment in subsidiaries	1,065,613	—	—	(1,065,613)	—
Non-current assets	371,781	445,777	37,199	—	854,757

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

Current liabilities	$574,795	$462,968	$166,838	$(870,999)	$333,602
Long-term debt	365,555	—	—	—	365,555
Other long-term obligations	202,870	93,218	526	—	296,614
Shareholders’ investment	837,523	960,889	104,724	(1,065,613)	837,523

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended September 28, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$238,459	$234,032	$77,386	$(91,726)	$458,151
Cost of goods sold	205,346	218,442	67,033	(97,389)	393,432

Gross profit	33,113	15,590	10,353	5,663	64,719
Engineering, selling, general and administrative expenses	37,290	16,768	10,793	—	64,851
Equity in loss from subsidiaries	2,012	—	—	(2,012)	—

Loss from operations	(6,189)	(1,178)	(440)	7,675	(132)
Interest expense	(7,782)	(41)	(74)	—	(7,897)
Other income (expense), net	1,976	(69)	5	(713)	1,199

Loss before income taxes	(11,995)	(1,288)	(509)	6,962	(6,830)
Provision (credit) for income taxes	(5,089)	(475)	690	—	(4,874)

Net loss	$(6,906)	$(813)	$(1,199)	$6,962	$(1,956)

STATEMENT OF INCOME

For the Three Months Ended September 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$196,867	$178,054	$45,845	$(53,697)	$367,069
Cost of goods sold	170,404	172,161	36,895	(55,235)	324,225

Gross profit	26,463	5,893	8,950	1,538	42,844
Engineering, selling, general and administrative expenses	37,213	18,432	8,495	—	64,140
Equity in loss from subsidiaries	8,421	—	—	(8,421)	—

Income (loss) from operations	(19,171)	(12,539)	455	9,959	(21,296)
Interest expense	(8,843)	(72)	(58)	—	(8,973)
Other income (expense), net	(865)	905	(613)	595	22

Loss before income taxes	(28,879)	(11,706)	(216)	10,554	(30,247)
Provision (credit) for income taxes	(5,935)	(3,860)	359	—	(9,436)

Net loss	$(22,944)	$(7,846)	$(575)	$10,554	$(20,811)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 28, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(42,071)	$24,964	$1,044	$13,953	$(2,110)

Cash Flows from Investing Activities:
Additions to plant and equipment	(8,273)	(2,297)	(721)	—	(11,291)
Cash paid for acquisition, net of cash received	—	—	(24,757)	—	(24,757)
Proceeds received on sale of plant and equipment	—	1,688	6	—	1,694
Cash investment in subsidiary	(6,405)	—	(200)	6,605	—

Net Cash Used by Investing Activities	(14,678)	(609)	(25,672)	6,605	(34,354)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans, notes payable and long-term debt	59,418	(22,622)	15,261	(13,953)	38,104
Capital contributions received	—	—	6,605	(6,605)	—

Net Cash Provided (Used) by Financing Activities	59,418	(22,622)	21,866	(20,558)	38,104

Effect of Foreign Currency Exchange Rates	—	—	(1,501)	—	(1,501)

Net Increase (Decrease) in Cash and Cash Equivalents	2,669	1,733	(4,263)	—	139
Cash and Cash Equivalents, Beginning	2,560	1,087	28,821	—	32,468

Cash and Cash Equivalents, Ending	$5,229	$2,820	$24,558	$—	$32,607

STATEMENT OF CASH FLOWS

For the Three Months Ended September 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(44,299)	$11,627	$5,712	$699	$(26,261)

Cash Flows from Investing Activities:
Additions to plant and equipment	(6,807)	(10,537)	(902)	—	(18,246)
Proceeds received on sale of plant and equipment	40	82	28	—	150
Cash investment in subsidiary	(383)	—	—	383	—

Net Cash Used by Investing Activities	(7,150)	(10,455)	(874)	383	(18,096)

Cash Flows from Financing Activities:
Net borrowings on loans, notes payable and long-term debt	47,852	2,228	1,660	(699)	51,041
Issuance cost of amended Revolver	(1,286)	—	—	—	(1,286)
Stock option exercise proceeds and tax benefits	991	—	—	—	991
Capital contributions received		383		(383)	—

Net Cash Provided by Financing Activities	47,557	2,611	1,660	(1,082)	50,746

Effect of Foreign Currency Exchange Rates	—	—	1,092	—	1,092

Net Increase (Decrease) in Cash and Cash Equivalents	(3,892)	3,783	7,590	—	7,481
Cash and Cash Equivalents, Beginning	8,785	(1,402)	22,086	—	29,469

Cash and Cash Equivalents, Ending	$4,893	$2,381	$29,676	$—	$36,950

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Subsequent Event

On October 2, 2008, the Company repurchased $20 million of Briggs & Stratton Corporation 8.875% Notes due March 15, 2011 at a discount, after receiving an unsolicited offer from a bondholder, which resulted in an immaterial gain.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of Briggs & Stratton’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the first quarter of fiscal 2009 totaled $458 million, an increase of $91 million or 25% when compared to fiscal 2008.

First quarter net sales for the Engines Segment were $259 million versus $208 million in fiscal 2008, an increase of $51 million or 25%. This increase reflects 27% greater engine unit shipments compared to the same period a year ago. The increase was partially attributable to low channel inventories of lawn and garden equipment that needed to be replenished due to ongoing demand throughout the summer. Additionally, weather events caused strong demand for portable generator engines and demand increased for snow thrower engines in anticipation of the upcoming snow season.

First quarter Power Products Segment net sales were $256 million versus $187 million in fiscal 2008, an increase of $69 million or 37%. This increase was primarily the result of several hurricanes making landfall in the United States in the first quarter, causing increased sales of portable generators. There was no storm activity in the first quarter of fiscal 2008. Additionally, $13.2 million of sales were included for the first time from the June 30, 2008 acquisition of Victa Lawncare Pty. Ltd.

GROSS PROFIT MARGIN

The consolidated gross profit margin in the first quarter of fiscal 2009 increased to 14.1% from 11.7% in the same period last year.

Engines Segment gross profit margin decreased to 15.6% in the first quarter of fiscal 2009 from 16.4% in the first quarter of fiscal 2008. This decline in margin is primarily due to the mix of engines sold with lower profit margins. In addition, manufacturing costs increased due to higher commodity costs and increases in transportation costs and certain other overhead expense categories. These unfavorable items were offset in part due to cost savings of approximately $4.0 million from no longer operating the Rolla, MO plant and improved absorption due to higher production volumes.

The Power Products Segment gross profit margin increased to 8.4% for the first quarter of fiscal 2009 from 4.5% in the first quarter of fiscal 2008. This margin improvement is primarily the result of higher sales of portable generators combined with improved absorption of fixed costs due to higher production volumes. In addition, initial startup costs for the Newbern, Tennessee plant incurred in the prior year were not recurring.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $65 million in the first quarter of fiscal 2009, an increase of $1 million or 2% from the first quarter of fiscal 2008. This increase is primarily attributable to higher salaries and fringe benefits, offset by reduced marketing and travel expenses.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2009 was $7.9 million, down $1.1 million from the $9.0 million in the first quarter of 2008, due to lower borrowings for working capital and lower average interest rates.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

The first quarter fiscal 2009 effective tax rate is 71.4% versus the 31.2% used in the same period last year. The increase is a result of a tax reserve decrease related to the favorable tax treatment of foreign dividends and the impact of foreign exchange and interest rate adjustments. These are discrete items for which the tax effects are required to be recognized in the quarter in which they occur rather than in the overall expected annual tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities for the first quarter of fiscal 2009 was $2 million as compared to the $26 million in the first quarter of fiscal 2008, a $24 million improvement. This improvement is primarily attributable to increased operating earnings resulting from improved sales volumes, combined with $3 million less of working capital requirements compared to the first quarter of fiscal 2008.

In the first quarter of fiscal 2009, $34 million was used for investing activities as compared to $18 million in fiscal 2008. This $16 million increase is primarily the result of $25 million net cash used for the acquisition of Victa, offset by $7 million less of additions to plant and equipment. The decrease in additions to plant and equipment primarily relates to the absence of capital expenditures incurred in the first quarter of the prior year related to the new lawn equipment plant located in Newbern, Tennessee and projects in McDonough, Georgia, both of which are taking on additional capacity due to the future closure of our Port Washington, Wisconsin facility. Additionally, capital projects occurred in our Poplar Bluff, Missouri facility in the first quarter of the prior year as it prepared for additional capacity from the closure of our Rolla, Missouri facility.

Net cash provided by financing activities was $38 million in fiscal 2009, a $13 million decrease from the $51 million provided in the first quarter of fiscal 2008. This decrease is primarily attributable to decreased net borrowings for working capital purposes.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of the end of the first quarter of fiscal 2009, the unused availability of the revolving credit facility was approximately $362 million. This credit facility and Briggs and Stratton’s other indebtedness contain restrictive covenants as described in Note 8 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the first quarter of fiscal 2009, Briggs & Stratton was in compliance with these covenants.

Management expects cash outflows for capital expenditures to be approximately $50 million in fiscal 2009. These anticipated expenditures provide for continued investment in equipment, new products and capacity enhancements. These expenditures will be funded using available cash.

Management believes that available cash, the credit facility, cash generated from operations and existing lines of credit will be adequate to fund capital requirements for the foreseeable future.

OTHER MATTERS

A discussion of an acquisition and impairment and disposal charges are included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the headings Acquisitions and Impairment and Disposal Charges, respectively, and incorporated herein by reference.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 28, 2008, filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 28, 2008, filing of the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in Briggs & Stratton’s critical accounting policies since the August 28, 2008 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include a goodwill assessment, estimates as to the recovery of accounts receivable and inventory reserves, as well as estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, group health insurance, litigation and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. Briggs & Stratton re-evaluates these significant factors as facts and circumstances change.

The pension benefit obligation and related pension expense or income is impacted by certain actuarial assumptions, including the discount rate and expected rate of return on plan assets. These rates are evaluated considering such factors as market interest rates and historical assets performance, which is essential in the current volatile market.

NEW ACCOUNTING PRONOUNCEMENTS

A discussion of new accounting pronouncements is included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the heading New Accounting Pronouncements and incorporated herein by reference.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer confidence; changes in the market value of the assets in our defined benefit pension plan and any related funding requirements; changes in foreign economic conditions, including currency rate fluctuations; the actions of customers of our OEM customers; the ability to bring new productive capacity on line efficiently and with good quality; the ability to successfully realize the maximum market value of assets that may require disposal if products or production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the August 28, 2008, filing of the Company’s Annual Report on Form 10-K.

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

In addition to the risk factors outlined in the August 28, 2008 filing of the Company’s Annual Report on Form 10-K, the Company faces risks related to the current credit crisis. Current uncertainty in global economic conditions resulting from the recent disruption in credit markets poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage relationships with our customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on October 15, 2008, director nominees named below were elected to a three-year term expiring in 2011 by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
Michael E. Batten	42,235,216	1,204,930
Keith R. McLoughlin	42,406,508	1,033,638
Brian C. Walker	31,628,413	11,811,733

Directors whose terms of office continue past the Annual Meeting of Shareholders are William F. Achtmeyer, David L. Burner, Mary K. Bush, Robert J. O’Toole, John S. Shiely and Charles I. Story.

Shareholders ratified the selection of PricewaterhouseCoopers LLP as the company’s independent registered public accounting firm. The vote was 43,052,048 for the proposal, 268,265 against, with 119,833 abstentions.

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

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: November 5, 2008	/s/ James E. Brenn
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