Form 10-Q
period 2008-12-28
BRIGGS & STRATTON CORP
filed 2009-02-04
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2008

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2009
COMMON STOCK, par value $0.01 per share	49,811,802 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	December 28, 2008	June 29, 2008
CURRENT ASSETS:
Cash and cash equivalents	$19,036	$32,468
Accounts receivable, net	329,593	320,568
Inventories -
Finished products and parts	451,267	339,186
Work in process	143,425	177,280
Raw materials	13,528	13,738

Total inventories	608,220	530,204

Deferred income tax asset	54,608	53,496
Prepaid expenses and other current assets	45,707	41,801

Total current assets	1,057,164	978,537

OTHER ASSETS:
Goodwill	248,546	248,328
Investments	16,968	21,956
Prepaid pension	97,119	90,020
Deferred loan costs, net	2,360	3,106
Other intangible assets, net	98,518	90,687
Other long-term assets, net	8,646	8,827

Total other assets	472,157	462,924

PLANT AND EQUIPMENT:
Cost	1,017,261	1,012,987
Less - accumulated depreciation	637,334	621,154

Total plant and equipment, net	379,927	391,833

TOTAL ASSETS	$1,909,248	$1,833,294

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 28, 2008	June 29, 2008
CURRENT LIABILITIES:
Accounts payable	$194,223	$170,476
Short-term debt	204,894	3,000
Accrued liabilities	169,631	160,126

Total current liabilities	568,748	333,602

OTHER LIABILITIES:
Deferred income tax liability	50,833	47,266
Accrued pension cost	36,936	36,173
Accrued employee benefits	18,685	18,521
Accrued postretirement health care obligation	156,406	161,684
Other long-term liabilities	32,936	32,970
Long-term debt	246,848	365,555

Total other liabilities	542,644	662,169

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	76,153	76,667
Retained earnings	1,061,978	1,082,553
Accumulated other comprehensive loss	(131,793)	(110,234)
Treasury stock at cost, 8,042 and 8,154 shares, respectively	(209,061)	(212,042)

Total shareholders’ investment	797,856	837,523

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,909,248	$1,833,294

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
NET SALES	$477,481	$477,537	$935,632	$844,606
COST OF GOODS SOLD	401,584	433,220	795,016	757,445

Gross profit on sales	75,897	44,317	140,616	87,161
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	63,302	66,430	128,153	130,570

Income (Loss) from operations	12,595	(22,113)	12,463	(43,409)
INTEREST EXPENSE	(8,714)	(10,610)	(16,611)	(19,583)
OTHER INCOME, net	687	37,995	1,886	38,017

Income (Loss) before provision (credit) for income taxes	4,568	5,272	(2,262)	(24,975)
PROVISION (CREDIT) FOR INCOME TAXES	1,376	1,209	(3,498)	(8,226)

NET INCOME (LOSS)	$3,192	$4,063	$1,236	$(16,749)

EARNINGS (LOSS) PER SHARE DATA -
Average shares outstanding	49,571	49,536	49,567	49,543

Basic earnings (loss) per share	$0.06	$0.08	$0.02	$(0.34)

Diluted average shares outstanding	49,707	49,637	49,664	49,543

Diluted earnings (loss) per share	$0.06	$0.08	$0.02	$(0.34)

CASH DIVIDENDS PER SHARE	$0.22	$0.22	$0.44	$0.44

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 28, 2008	December 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,236	$(16,749)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	34,580	34,930
Stock compensation expense	2,560	3,261
Loss (Gain) on disposition of plant and equipment	641	(404)
Gain on sale of investment	—	(36,960)
(Provision) Credit for deferred income taxes	4	(701)
Earnings of unconsolidated affiliates	(810)	(1,552)
Dividends received from unconsolidated affiliates	4,812	2,507
Change in operating assets and liabilities:
Increase in accounts receivable	(8,344)	(14,933)
Increase in inventories	(68,125)	(81,498)
Decrease (Increase) in other current assets	(355)	8,797
Increase (Decrease) in accounts payable and accrued liabilities	4,958	(51,429)
Change in accrued/prepaid pension	(4,214)	(1,129)
Other, net	(5,684)	(6,783)

Net cash used by operating activities	(38,741)	(162,643)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(21,140)	(34,177)
Cash paid for acquisition, net of cash acquired	(24,757)	—
Proceeds received on sale of plant and equipment	2,211	523
Proceeds received on sale of investment	—	66,011
Other, net	—	(503)

Net cash provided (used) by investing activities	(43,686)	31,854

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on loans, notes payable and long-term debt	81,650	159,920
Issuance cost of amended revolver	—	(1,286)
Dividends paid	(10,906)	(10,901)
Stock option proceeds and tax benefits	—	991

Net cash provided by financing activities	70,744	148,724

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,749)	1,517

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,432)	19,452
CASH AND CASH EQUIVALENTS, beginning	32,468	29,469

CASH AND CASH EQUIVALENTS, ending	$19,036	$48,921

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$16,142	$20,952

Income taxes paid	$2,121	$2,798

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

Shares outstanding used to compute diluted earnings per share for the three and six months ended December 28, 2008 excluded outstanding options to purchase approximately 4,329,000 and 4,130,000 shares of common stock, respectively, because the options’ exercise price was greater than the average market price of the common shares.

Shares outstanding used to compute diluted earnings per share for the three months ended December 30, 2007 excluded outstanding options to purchase approximately 3,885,000 shares of common stock because the options’ exercise price was greater than the average market price of the common shares. Shares outstanding used to compute diluted earnings per share for the six months ended December 30, 2007 excluded all shares of restricted and deferred stock and all outstanding options to purchase shares of common stock, as their inclusion would have been anti-dilutive.

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net income (loss)	$3,192	$4,063	$1,236	$(16,749)

Average shares of common stock outstanding	49,571	49,536	49,567	49,543
Incremental common shares applicable to restricted and deferred common stock based on the common stock average market price during the period	136	101	97	—
Diluted average shares of common stock outstanding	49,707	49,637	49,664	49,543

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

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Net income (loss)	$3,192	$4,063	$1,236	$(16,749)
Cumulative translation adjustments	(8,472)	2,321	(18,864)	4,096
Unrealized gain (loss) on derivative instruments	(1,848)	974	(7,165)	(530)
Amortization of net actuarial changes and prior service cost	2,236	1,518	4,470	3,036

Total comprehensive income (loss)	$(4,892)	$8,876	$(20,323)	$(10,147)

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	December 28, 2008	June 29, 2008
Cumulative translation adjustments	$3,781	$22,645
Unrealized gain (loss) on derivative instruments	(2,716)	4,449
Unrecognized pension and postretirement obligation	(132,858)	(137,328)

Accumulated other comprehensive loss	$(131,793)	$(110,234)

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

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges up to 80% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made.

Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
NET SALES:
Engines	$339,287	$315,537	$597,908	$523,953
Power Products	192,012	195,695	447,543	383,086
Inter-Segment Eliminations	(53,818)	(33,695)	(109,819)	(62,433)

Total *	$477,481	$477,537	$935,632	$844,606

* International sales based on product shipment destination included in net sales	$165,225	$152,019	$276,394	$255,437

GROSS PROFIT ON SALES:
Engines	$65,697	$42,421	$106,124	$76,675
Power Products	10,953	1,236	32,484	9,661
Inter-Segment Eliminations	(753)	660	2,008	825

Total	$75,897	$44,317	$140,616	$87,161

INCOME (LOSS) FROM OPERATIONS:
Engines	$21,970	$(5,857)	$16,459	$(17,085)
Power Products	(8,622)	(16,916)	(6,004)	(27,149)
Inter-Segment Eliminations	(753)	660	2,008	825

Total	$12,595	$(22,113)	$12,463	$(43,409)

Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. In the first quarter of fiscal 2008, the Company incurred $2.1 million of expenses to accrue for current and future warranty claims related to a snow thrower engine recall. An additional $17.7 million was accrued in the second quarter of fiscal 2008 and no additional expenses were specifically accrued thereafter. The snow thrower engines were recalled due to a potential risk of fire. The amounts accrued were to repair the units to reduce or eliminate the potential fire hazard. As of December 28, 2008, June 29, 2008 and December 30, 2007, the balance sheet included $3.3 million, $3.8 million and $7.7 million, respectively, of reserves for this specific engine warranty matter. During fiscal 2008, product liability reserves totaling less than $50,000 were accrued for product liability matters related to this recall as the Company has had minimal product liability claims asserted for nominal amounts related to the snow engine recall. The following is a reconciliation of the changes in accrued warranty costs, including the snow thrower engine recall, for the reporting period (in thousands):

	Six Months Ended
	December 28, 2008	December 30, 2007
Beginning balance	$49,548	$54,566
Payments	(17,652)	(32,335)
Provision for current year warranties	15,683	31,952
Adjustment to prior years’ warranties	(834)	(2,846)

Ending balance	$46,745	$51,337

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $0.6 million and $2.6 million for the quarter and six months ended December 28, 2008, respectively. For the quarter and six months ended December 30, 2007, stock based compensation was $0.6 million and $3.3 million, respectively.

Pension and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Components of net periodic (income) expense:
Service cost-benefits earned	$2,603	$2,406	$319	$471
Interest cost on projected benefit obligation	15,231	15,049	3,100	3,475
Expected return on plan assets	(20,796)	(20,293)	—	—
Amortization of:
Transition obligation	2	2	—	11
Prior service cost	852	823	(219)	(213)
Actuarial loss	146	1,543	2,603	2,682

Net periodic (income) expense	$(1,962)	$(470)	$5,803	$6,426

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 28, 2008	December 30, 2007	December 28, 2008	December 30, 2007
Components of net periodic (income) expense:
Service cost-benefits earned	$5,739	$6,029	$637	$943
Interest cost on projected benefit obligation	30,573	30,163	6,201	6,950
Expected return on plan assets	(41,665)	(40,672)	—	—
Amortization of:
Transition obligation	4	4	—	21
Prior service cost	1,674	1,645	(438)	(426)
Actuarial loss	279	2,684	5,206	5,364

Net periodic (income) expense	$(3,396)	$(147)	$11,606	$12,852

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company expects to make benefit payments of approximately $1.9 million attributable to its non-qualified pension plans during fiscal 2009. During the six months ended December 28, 2008, the Company made payments of approximately $0.9 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $29.7 million for its other postretirement benefit plans during fiscal 2009. During the six months ended December 28, 2008, the Company made payments of $13.8 million for its other postretirement benefit plans.

Based on an estimated $800 million fair market value of plan assets as of December 28, 2008 and an assumed discount rate of 6.5%, the Company projects it would be required to recognize a decrease in its pension funded status of approximately $191 million at June 28, 2009. This $191 million decrease would change the current prepaid pension asset position to an accrued pension liability position. Additionally, accumulated other comprehensive loss would increase approximately $122 million, net of tax.

A 0.25% decrease in the discount rate would decrease annual pension expense by approximately $0.5 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension expense by approximately $2.3 million.

The Company is not required to, nor intends to, make any contributions to the qualified pension plan in fiscal 2009. The Company was not required, nor did it make any contributions to the qualified pension plan in fiscal 2008. Assuming plan assets decrease in a range of 10% to 20% during fiscal 2009 and the discount rate is in a range of 5.5% to 7.5% for fiscal 2009, the Company may be required to make contributions to the qualified pension plan in a range of $5 million to $40 million for the fiscal 2010 plan year.

Given recent market volatility, it is difficult to predict the book and/or funding impact, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination will only be known on the June 30, 2009 measurement date.

Income Taxes

As of June 29, 2008, the Company had $27.8 million of gross unrecognized tax benefits. Of this amount, $19.2 million represented the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the six months ended December 28, 2008, the Company recorded a reduction in the tax reserve of $3.0 million. The decrease relates primarily to the resolution of a favorable tax treatment of foreign dividends recorded in the first quarter plus a small impact of foreign exchange and interest rate adjustments in both quarters.

The Company files income tax returns in the U.S. federal and various state and foreign jurisdictions. In the U.S. the Company is no longer subject to U.S. federal income tax examinations by the tax authorities before 2004 and is currently at appeals for taxable years ending in 2004 and 2005. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations by tax authorities before 1997.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

Acquisitions

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2008 (in thousands):

		Fair Value Measurement Using
	December 28, 2008	Level 1	Level 2	Level 3
Assets:
Derivatives	4,077	4,077	—	—
Liabilities:
Derivatives	3,871	5	3,866	—

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

Starting with the first complaint in June 2004, various plaintiff groups have filed complaints in federal courts across the country against the Company and other engine and lawnmower manufacturers alleging, among other things, that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines. In these 62 actions, plaintiffs seek to certify 52 separate classes of all persons in each of the 50 states, Puerto Rico and the District of Columbia who purchased a lawnmower containing a gasoline combustion engine up to 30 horsepower from 1994 to the present. Plaintiffs seek injunctive relief, compensatory and punitive damages, and attorneys’ fees.

On September 25, 2008, the Company, along with several other defendants, filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer the pending actions, and any subsequently filed similar actions, to a single federal court for coordinated pretrial proceedings. On December 5, 2008, the Multidistrict Litigation Panel granted the motion and transferred the cases to Judge Adelman of the United States District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999). On January 27, 2009, Judge Adelman held an initial hearing in the action. At that hearing, the court appointed lead plaintiffs’ class counsel, liaison counsel for defendants, and entered a stay of all litigation in all cases for 120 days so that the parties may conduct mediation in an effort to resolve all outstanding litigation. The court set May 28, 2009 as the next status date to report on the mediation efforts. The Company has yet to answer or otherwise plead in response to any of the complaints filed to date.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material effect on its financial position.

Casualty Event

On December 1, 2008, a fire destroyed inventory and equipment in a leased warehouse facility in Dyersburg, Tennessee. The destroyed facility supported the lawn and garden manufacturing operations in Newbern, Tennessee where production was temporarily suspended as replacement parts and components were expedited. Production at the Newbern plant has since resumed to normal levels. The business interruption effect is still being quantified; however, the Company expects all related losses to be effectively covered by insurance.

Assets lost in the fire were valued at approximately $24.9 million. Subsequent to the second fiscal quarter, an insurance proceed installment of $12.0 million was received. The Company believes all property losses incurred are covered under property insurance policies subject to customary incurred loss deductibles.

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

	December 28, 2008 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$246,848	$248,000
Revolving Credit Facility, expiring July 12, 2012	$199,700	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of December 28, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$630,396	$442,011	$253,752	$(268,995)	$1,057,164
Investment in subsidiaries	704,549	—	—	(704,549)	—
Non-current assets	537,609	309,743	46,916	(42,184)	852,084

	$1,872,554	$751,754	$300,668	$(1,015,728)	$1,909,248

Current liabilities	$604,423	$104,661	$128,659	$(268,995)	$568,748
Long-term debt	246,848	—	—	—	246,848
Other long-term obligations	223,427	71,721	42,834	(42,186)	295,796
Shareholders’ investment	797,856	575,372	129,175	(704,547)	797,856

	$1,872,554	$751,754	$300,668	$(1,015,728)	$1,909,248

BALANCE SHEET

As of June 29, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$543,349	$1,071,298	$234,889	$(870,999)	$978,537
Investment in subsidiaries	1,065,613	—	—	(1,065,613)	—
Non-current assets	371,781	445,777	37,199	—	854,757

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

Current liabilities	$574,795	$462,968	$166,838	$(870,999)	$333,602
Long-term debt	365,555	—	—	—	365,555
Other long-term obligations	202,870	93,218	526	—	296,614
Shareholders’ investment	837,523	960,889	104,724	(1,065,613)	837,523

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 28, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$313,218	$172,021	$77,146	$(84,904)	$477,481
Cost of goods sold	258,245	164,770	65,884	(87,315)	401,584

Gross profit	54,973	7,251	11,262	2,411	75,897
Engineering, selling, general and administrative expenses	36,921	18,109	8,272	—	63,302
Equity in loss from subsidiaries	5,042	—	—	(5,042)	—

Income (loss) from operations	13,010	(10,858)	2,990	7,453	12,595
Interest expense	(8,531)	(59)	(124)	—	(8,714)
Other income (expense), net	1,441	302	(502)	(554)	687

Income (loss) before income taxes	5,920	(10,615)	2,364	6,899	4,568
Provision (credit) for income taxes	4,585	(4,056)	847	—	1,376

Net income (loss)	$1,335	$(6,559)	$1,517	$6,899	$3,192

STATEMENT OF INCOME

For the Six Months Ended December 28, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$551,677	$406,053	$154,532	$(176,630)	$935,632
Cost of goods sold	463,591	383,212	132,917	(184,704)	795,016

Gross profit	88,086	22,841	21,615	8,074	140,616
Engineering, selling, general and administrative expenses	74,211	34,877	19,065	—	128,153
Equity in loss from subsidiaries	7,056	—	—	(7,056)	—

Income (loss) from operations	6,819	(12,036)	2,550	15,130	12,463
Interest expense	(16,313)	(100)	(198)	—	(16,611)
Other income (expense), net	3,416	232	(497)	(1,265)	1,886

Income (loss) before income taxes	(6,078)	(11,904)	1,855	13,865	(2,262)
Provision (credit) for income taxes	(505)	(4,531)	1,538	—	(3,498)

Net income (loss)	$(5,573)	$(7,373)	$317	$13,865	$1,236

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$302,052	$187,715	$52,551	$(64,781)	$477,537
Cost of goods sold	265,339	188,623	43,143	(63,885)	433,220

Gross profit (loss)	36,713	(908)	9,408	(896)	44,317
Engineering, selling, general and administrative expenses	40,715	18,710	7,005	—	66,430
Equity in loss from subsidiaries	11,108	—	—	(11,108)	—

Income (loss) from operations	(15,110)	(19,618)	2,403	10,212	(22,113)
Interest expense	(10,466)	(38)	(106)	—	(10,610)
Other income (expense), net	36,854	789	(122)	474	37,995

Income (loss) before income taxes	11,278	(18,867)	2,175	10,686	5,272
Provision (credit) for income taxes	6,793	(6,700)	1,116	—	1,209

Net income (loss)	$4,485	$(12,167)	$1,059	$10,686	$4,063

STATEMENT OF INCOME

For the Six Months Ended December 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$498,919	$365,769	$98,396	$(118,478)	$844,606
Cost of goods sold	435,743	360,784	80,038	(119,120)	757,445

Gross profit	63,176	4,985	18,358	642	87,161
Engineering, selling, general and administrative expenses	77,928	37,143	15,499	—	130,570
Equity in loss from subsidiaries	19,530	—	—	(19,530)	—

Income (loss) from operations	(34,282)	(32,158)	2,859	20,172	(43,409)
Interest expense	(19,309)	(110)	(164)	—	(19,583)
Other income (expense), net	35,989	1,694	(735)	1,069	38,017

Income (loss) before income taxes	(17,602)	(30,574)	1,960	21,241	(24,975)
Provision (credit) for income taxes	858	(10,560)	1,476	—	(8,226)

Net income (loss)	$(18,460)	$(20,014)	$484	$21,241	$(16,749)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 28, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(75,451)	$36,052	$32,228	$(31,570)	$(38,741)

Cash Flows from Investing Activities:
Additions to plant and equipment	(15,022)	(4,685)	(1,433)	—	(21,140)
Cash paid for acquisition, net of cash acquired	—	—	(24,757)	—	(24,757)
Proceeds received on sale of plant and equipment	26	2,167	18	—	2,211
Cash investment in subsidiary	(9,686)	—	(221)	9,907	—

Net Cash Used by Investing Activities	(24,682)	(2,518)	(26,393)	9,907	(43,686)

Cash Flows from Financing Activities:
Net borrowings on loans, notes payable and long-term debt	111,986	(30,418)	(30,371)	30,453	81,650
Dividends paid	(10,906)	—	(1,117)	1,117	(10,906)
Capital contributions received	—	—	9,907	(9,907)	—

Net Cash Provided (Used) by Financing Activities	101,080	(30,418)	(21,581)	21,663	70,744

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,749)	—	(1,749)

Net Increase (Decrease) in Cash and Cash Equivalents	947	3,116	(17,495)	—	(13,432)
Cash and Cash Equivalents, Beginning	2,560	1,087	28,821	—	32,468

Cash and Cash Equivalents, Ending	$3,507	$4,203	$11,326	$—	$19,036

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 30, 2007

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used by Operating Activities	$(164,714)	$(4,016)	$(556)	$6,643	$(162,643)

Cash Flows from Investing Activities:
Additions to plant and equipment	(14,489)	(17,952)	(1,736)	—	(34,177)
Proceeds received on sale of plant and equipment	406	86	31	—	523
Proceeds received on sale of investment	66,011	—	—	—	66,011
Cash investment in subsidiary	(5,819)	—	(202)	6,021	—
Other, net	(503)	—	—	—	(503)

Net Cash Provided (Used) by Investing Activities	45,606	(17,866)	(1,907)	6,021	31,854

Cash Flows from Financing Activities:
Net borrowings on loans, notes payable and long-term debt	130,187	28,866	7,510	(6,643)	159,920
Issuance cost of amended revolver	(1,286)	—	—	—	(1,286)
Dividends paid	(10,901)	—	—	—	(10,901)
Capital contributions received	—	383	5,638	(6,021)	—
Stock option proceeds and tax benefits	991	—	—	—	991

Net Cash Provided by Financing Activities	118,991	29,249	13,148	(12,664)	148,724

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	1,517	—	1,517

Net Increase (Decrease) in Cash and Cash Equivalents	(117)	7,367	12,202	—	19,452
Cash and Cash Equivalents, Beginning	8,785	(1,402)	22,086	—	29,469

Cash and Cash Equivalents, Ending	$8,668	$5,965	$34,288	$—	$48,921

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the second quarter of fiscal 2009 were consistent with the second quarter of fiscal 2008 at $477 million.

Second quarter net sales for the Engines Segment were $339 million versus $316 million in fiscal 2008, an increase of $23 million or 7%. This increase reflects 11% greater engine unit shipments compared to the same period a year ago driven by increased engine requirements for portable generators and snow removal equipment.

Second quarter fiscal 2009 Power Products Segment net sales were $192 million, down $4 million or 2% from the second quarter of fiscal 2008. This is primarily the result of decreased shipments of pressure washer product since demand for this product has softened between years as consumer sentiment weakened. Offsetting this decrease was $12 million of sales related to our June 30, 2008 acquisition of Victa.

Consolidated net sales for the first six months of fiscal 2009 totaled $936 million, an increase of $91 million or 11% over the first six months of fiscal 2008.

Engines Segment net sales for the first six months of fiscal 2009 were $598 million, up $74 million or 14% from the prior year. This increase reflects a 16% increase in engine unit shipments between years resulting from strong demand for engines for portable generators caused by weather events and snow removal equipment for the current snow season. Additionally, engine demand resulted from low channel inventories of lawn and garden equipment that needed to be replenished for retail demand during the first quarter.

Power Products Segment net sales for the first six months of fiscal 2009 were $448 million, up $65 million or 17% from the prior year. This improvement was the result of $25.2 million of net sales from the Victa acquisition and increased sales of portable generators caused by a number of hurricanes making landfall in the United States in the first quarter of fiscal 2009. This was partially offset by weaker pressure washer product demand in the second quarter.

GROSS PROFIT MARGIN

The consolidated gross profit margin in the second quarter of fiscal 2009 improved to 15.9% from 9.3% in the same period last year.

The Engines Segment gross profit margin increased to 19.4% in the second quarter of fiscal 2009 from 13.4% in the second quarter of fiscal 2008. The margin improvement was favorably impacted by the absence of the prior year $17.7 million warranty expense associated with the snow engine recall and $2.4 million of costs incurred to close the Rolla facility. The remainder of the improvement was the result of a 2.9% production volume increase year over year and planned reductions of selected operating expenses, offset by commodity costs that continue to be higher than the prior year.

The Power Products Segment gross profit margin improved to 5.7% for the second quarter of fiscal 2009 from 0.6 % in the second quarter of fiscal 2008. This improvement resulted from a favorable mix of portable generator unit shipments and better plant utilization from ongoing portable generator demand. Pricing improvements experienced in the quarter were offset by increased costs for commodities and components.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The consolidated gross profit margin for the first six months of fiscal 2009 improved to 15.0% from 10.3% in the same period a year ago.

The Engines Segment gross profit margin for the first six months of fiscal 2009 increased to 17.7% from 14.6% in the prior year. The margin improvement was favorably impacted by the absence of the prior year $19.8 million warranty expense associated with the snow engine recall and $6.4 million of costs incurred to close the Rolla facility. The remainder of the improvement was the result of a 3.1% production volume increase year over year and planned reductions of selected operating expenses, offset by commodity costs that continue to be higher than the prior year. Additionally, pricing on engines sold to Europe was less favorable than the prior year due to currency fluctuations.

The Power Products gross profit margin for the first six months of fiscal 2009 increased to 7.3% from 2.5% in fiscal 2008. This improvement was partially attributable to higher production volumes combined with an improvement year over year in margins resulting from a favorable product mix.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $63 million in the second quarter of fiscal 2009, a decrease of $3 million or 5% from the second quarter of fiscal 2008. This decrease is primarily attributable to planned reductions of salaries, marketing and professional service expenses. Engineering, selling, general and administrative expenses were $128 million for the first six months of fiscal 2009, a decrease of $2 million or 2% from fiscal 2008, attributable to the same reasons mentioned for the second quarter.

INTEREST EXPENSE

Interest expense for the second quarter of fiscal 2009 was $8.7 million, down $1.9 million or 18% from fiscal 2008. Interest expense for the first six months of fiscal 2009 was $16.6 million, down $3.0 million or 15% from fiscal 2008. The decreased interest expense is attributable to lower interest rates and lower average outstanding borrowings.

PROVISION FOR INCOME TAXES

The second quarter and year to date fiscal 2009 effective tax rates were 30% and 155%, respectively, versus the 23% and 33% in the same respective periods of fiscal 2008. The effective tax rate fluctuation between the second quarters was due to the difference in dividends. The difference in the year to date rates was due to the resolution of federal tax matters.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first six months of fiscal 2009 was $39 million as compared to $163 million for fiscal 2008, a $124 million improvement. This improvement was due to improved operating results and an improvement in working capital accounts, primarily resulting from the timing of payments of accounts payable.

In the first six months of fiscal 2009, $44 million was used for investing activities as compared to $32 million provided by investing activities in fiscal 2008. This $76 million change was primarily the result of $66 million in proceeds received on the sale of an investment in preferred stock including the final dividends paid on the preferred stock in the prior year and $25 million net cash used for the acquisition of Victa in fiscal 2009, offset by $13 million less of additions to plant and equipment between years. The reduction of plant and equipment additions primarily relates to absence of capital expenditures incurred in the prior year related to the new lawn equipment plant located in Newbern, Tennessee and projects in McDonough, Georgia, both of which have taken on additional capacity due to the closure of our Port Washington, Wisconsin facility. Additionally, capital projects occurred in our Poplar Bluff, Missouri facility in the prior year as it prepared for additional capacity from the closure of our Rolla, Missouri facility.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Net cash provided by financing activities was $71 million in the first six months of fiscal 2009, a $78 million decrease from the $149 million provided in fiscal 2008, primarily attributable to decreased net borrowings between years.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of the end of the second quarter of fiscal 2009, the unused availability of the revolving credit facility was approximately $298 million. This credit facility and the Company’s other indebtedness contain restrictive covenants as described in Note 8 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the second quarter of fiscal 2009, the Company was in compliance with these covenants.

Management expects cash outflows for capital expenditures to be approximately $50 million in fiscal 2009. These anticipated expenditures provide for continued investment in equipment, new products and capacity enhancements. These expenditures will be funded using available cash.

The Company is not required to, nor intends to, make any contributions to the pension plans in fiscal 2009. Assuming plan assets decrease in a range of 10% to 20% during fiscal 2009 and the discount rate is in a range of 5.5% to 7.5% for fiscal 2009, the Company may be required to make contributions to the pension plans in a range of $5 million to $40 million for the fiscal 2010 plan year.

Management believes that available cash, the credit facility, cash generated from operations and existing lines of credit will be adequate to fund capital requirements for the foreseeable future.

OTHER MATTERS

A discussion of an acquisition and casualty event are included in the Notes to Consolidated Condensed Financial Statements of this Form 10-Q under the headings Acquisitions and Casualty Event, respectively, and incorporated herein by reference.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 28, 2008, filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 28, 2008, filing of the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 28, 2008 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The most significant accounting estimates inherent in the preparation of our financial statements include a goodwill assessment, estimates as to the realizability of accounts receivable and inventory assets, as well as estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, group health insurance, litigation and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. The Company re-evaluates these significant factors as facts and circumstances change.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This release contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer confidence; changes in the market value of the assets in our defined benefit pension plan and any related funding requirements; changes in foreign economic conditions, including currency rate fluctuations; the actions of customers of our OEM customers; the ability to bring new productive capacity on line efficiently and with good quality; the ability to successfully realize the maximum market value of assets that may require disposal if products or production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on October 15, 2008. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2008 filed on November 5, 2008.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.0	Amended and Restated Form of Officer Employment Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

10.3	Amended and Restated Form of Change of Control Employment Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

10.11	Amendment to the Deferred Compensation Plan for Directors (Filed herewith)

10.15	Amendment to the Key Employees Savings and Investment Plan (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: February 4, 2009	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and
Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
10.0	Amended and Restated Form of Officer Employment Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

10.3	Amended and Restated Form of Change of Control Employment Agreement (Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

10.11	Amendment to the Deferred Compensation Plan for Directors (Filed herewith)

10.15	Amendment to the Key Employees Savings and Investment Plan (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)