Form 10-Q
period 2009-03-29
BRIGGS & STRATTON CORP
filed 2009-05-06
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2009
COMMON STOCK, par value $0.01 per share	49,812,493 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

(Unaudited)

ASSETS

	March 29, 2009	June 29, 2008
CURRENT ASSETS:
Cash and cash equivalents	$16,473	$32,468
Accounts receivable, net	484,294	320,568
Inventories -
Finished products and parts	367,685	339,186
Work in process	131,200	177,280
Raw materials	12,648	13,738

Total inventories	511,533	530,204

Deferred income tax asset	56,559	53,496
Prepaid expenses and other current assets	34,614	41,801

Total current assets	1,103,473	978,537

OTHER ASSETS:
Goodwill	248,663	248,328
Investments	19,427	21,956
Prepaid pension	100,668	90,020
Deferred loan costs, net	2,052	3,106
Other intangible assets, net	98,124	90,687
Other long-term assets, net	8,776	8,827

Total other assets	477,710	462,924

PLANT AND EQUIPMENT:
Cost	991,894	1,012,987
Less - accumulated depreciation	620,568	621,154

Total plant and equipment, net	371,326	391,833

TOTAL ASSETS	$1,952,509	$1,833,294

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 29, 2009	June 29, 2008
CURRENT LIABILITIES:
Accounts payable	$179,253	$170,476
Short-term debt	242,906	3,000
Accrued liabilities	170,587	160,126

Total current liabilities	592,746	333,602

OTHER LIABILITIES:
Deferred income tax liability	56,259	47,266
Accrued pension cost	37,266	36,173
Accrued employee benefits	18,752	18,521
Accrued postretirement health care obligation	152,990	161,684
Other long-term liabilities	34,853	32,970
Long-term debt	246,976	365,555

Total other liabilities	547,096	662,169

SHAREHOLDERS’ INVESTMENT:
Common stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional paid-in capital	76,723	76,667
Retained earnings	1,076,483	1,082,553
Accumulated other comprehensive loss	(132,064)	(110,234)
Treasury stock at cost, 8,042 and 8,154 shares, respectively	(209,054)	(212,042)

Total shareholders’ investment	812,667	837,523

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,952,509	$1,833,294

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
NET SALES	$673,794	$725,686	$1,609,426	$1,570,292

COST OF GOODS SOLD	561,724	601,234	1,356,740	1,358,679

Gross profit on sales	112,070	124,452	252,686	211,613

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	68,118	68,533	196,271	199,103

Income from operations	43,952	55,919	56,415	12,510

INTEREST EXPENSE	(7,709)	(10,127)	(24,320)	(29,710)

OTHER INCOME, net	806	1,805	2,692	39,822

Income before provision for income taxes	37,049	47,597	34,787	22,622

PROVISION FOR INCOME TAXES	11,638	8,727	8,140	501

NET INCOME	$25,411	$38,870	$26,647	$22,121

EARNINGS PER SHARE DATA -

Average shares outstanding	49,571	49,541	49,568	49,547

Basic earnings per share	$0.51	$0.78	$0.54	$0.45

Diluted average shares outstanding	49,728	49,631	49,699	49,651

Diluted earnings per share	$0.51	$0.78	$0.54	$0.45

CASH DIVIDENDS PER SHARE	$0.22	$0.22	$0.66	$0.66

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 29, 2009	March 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,647	$22,121
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	51,417	51,337
Stock compensation expense	3,136	3,899
Loss on disposition of plant and equipment	2,807	1,308
Gain on sale of investment	—	(36,960)
Provision for deferred income taxes	2,051	4,633
Earnings of unconsolidated affiliates	(1,095)	(2,698)
Dividends received from unconsolidated affiliates	4,812	2,807
Change in operating assets and liabilities:
Increase in accounts receivable	(166,324)	(184,632)
(Increase) Decrease in inventories	27,257	(8,739)
Decrease in other current assets	360	7,831
Increase in accounts payable and accrued liabilities	4,664	11,685
Changes in accrued/prepaid pension	(6,423)	(1,601)
Other, net	(6,881)	(8,768)

Net cash used by operating activities	(57,572)	(137,777)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to plant and equipment	(30,963)	(46,584)
Cash paid for acquisition, net of cash acquired	(24,757)	—
Proceeds received on sale of plant and equipment	2,538	596
Proceeds received on sale of investment	—	66,011
Other, net	—	(503)

Net cash provided (used) by investing activities	(53,182)	19,520

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on loans, notes payable and long-term debt	119,661	150,961
Issuance cost of amended revolver	—	(1,286)
Dividends paid	(21,811)	(21,871)
Stock option proceeds and tax benefits	—	991

Net cash provided by financing activities	97,850	128,795

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,091)	3,397

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,995)	13,935
CASH AND CASH EQUIVALENTS, beginning	32,468	29,469

CASH AND CASH EQUIVALENTS, ending	$16,473	$43,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$29,806	$37,786

Income taxes paid	$3,732	$3,973

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

Shares outstanding used to compute diluted earnings per share for the three months ended March 29, 2009 excluded outstanding options to purchase approximately 4,329,000 of common stock because the options’ exercise price was greater than the average market price of the common shares. Additionally, outstanding options to purchase approximately 4,199,000 shares of common stock were excluded from the diluted earnings per share for the nine months ended March 29, 2009 because the options’ exercise price was greater than the average market price of the common shares.

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

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net income	$25,411	$38,870	$26,647	$22,121

Average shares of common stock outstanding	49,571	49,541	49,568	49,547
Incremental common shares applicable to common stock options based on the common stock average market price during the period	—	—	—	2
Incremental common shares applicable to restricted and deferred common stock based on the common stock average market price during the period	157	90	131	102

Diluted average shares of common stock outstanding	49,728	49,631	49,699	49,651

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

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Net income	$25,411	$38,870	$26,647	$22,121
Cumulative translation adjustments	(1,148)	4,148	(20,012)	8,244
Unrealized gain (loss) on derivative instruments	(1,358)	3,454	(8,523)	2,924
Amortization of net actuarial changes and prior service cost	2,235	1,518	6,705	4,555

Total comprehensive income	$25,140	$47,990	$4,817	$37,844

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	March 29, 2009	June 29, 2008
Cumulative translation adjustments	$2,633	$22,645
Unrealized gain (loss) on derivative instruments	(4,074)	4,449
Unrecognized pension and postretirement obligation	(130,623)	(137,328)

Accumulated other comprehensive loss	$(132,064)	$(110,234)

Derivative Instruments & Hedging Activity

Derivatives are recorded on the balance sheet as assets or liabilities, measured at fair value. The Company enters into derivative contracts designated as cash flow hedges to manage certain foreign currency and commodity exposures.

Changes in the fair value of cash flow hedges to manage its foreign currency exposure are recorded on the Consolidated Condensed Statements of Income or as a component of Accumulated Other Comprehensive Loss. The amounts included in Accumulated Other Comprehensive Loss are reclassified into income when the forecasted transactions occur. These forecasted transactions represent the exporting of products for which the Company will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income. These instruments generally do not have a maturity of more than twelve months.

The Company manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, the Company hedges up to 100% of its anticipated monthly natural gas usage along with a pool of other companies. The Company does not hold any actual futures contracts, and actual delivery of natural gas is not required of the participants in the program. Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by the Company in the period. The fair value of the

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss, which are reclassified into the income statement as the monthly cash settlements occur and actual natural gas is consumed. These instruments generally do not have a maturity of more than twenty-four months.

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges up to 80% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made. These instruments generally do not have a maturity of more than twenty-four months.

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

As of March 29, 2009, the Company had the following outstanding derivative contracts (in thousands):

Contract		Quantity
Foreign Currency:
Australian Dollar	Sell	362	AUD
Canadian Dollar	Sell	6,000	CAD
Euro	Sell	28,942	EUR
Japanese Yen	Buy	525,373	JPY
Mexican Peso	Sell	15,500	MXN
Swedish Krona	Buy	1,800	SEK
Commodity:
Copper	Buy	675	Pounds
Natural Gas	Buy	13,387	Therms

As of March 29, 2009 and for the nine months ended March 29, 2009, the Company’s derivative contracts had the following impact on the Consolidated Condensed Balance Sheet and the Consolidated Condensed Statement of Income (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts	Other Current Assets	1,683	Accrued Liabilities	243
Commodity contracts	Other Current Assets	167	Accrued Liabilities	3,450
Commodity contracts	Other Long-Term Assets, Net	29	Other Long-Term Liabilities	910

		1,879		4,603

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Foreign currency contracts	8	Net Sales	8,803	Net Sales	2,703
Foreign currency contracts	(13)	Cost of Goods Sold	197	Cost of Goods Sold	12
Commodity contracts	(4,069)	Cost of Goods Sold	(2,124)	Cost of Goods Sold	(144)

	(4,074)		6,876		2,571

Of the $4.1 million loss detailed above that is currently recognized in Other Comprehensive Loss, the Company expects to reclassify approximately $3.2 million into the earnings within the next twelve months.

Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
NET SALES:
Engines	$480,216	$546,358	$1,078,124	$1,070,311
Power Products	250,176	241,737	697,719	624,823
Inter-Segment Eliminations	(56,598)	(62,409)	(166,417)	(124,842)

Total *	$673,794	$725,686	$1,609,426	$1,570,292

* International sales included in net sales based on product shipment destination	$144,639	$186,992	$417,137	$442,428

GROSS PROFIT ON SALES:
Engines	$94,556	$115,865	$200,680	$192,540
Power Products	17,294	11,537	49,778	21,198
Inter-Segment Eliminations	220	(2,950)	2,228	(2,125)

Total	$112,070	$124,452	$252,686	$211,613

INCOME (LOSS) FROM OPERATIONS:
Engines	$46,600	$67,701	$63,059	$50,616
Power Products	(2,868)	(8,832)	(8,872)	(35,981)
Inter-Segment Eliminations	220	(2,950)	2,228	(2,125)

Total	$43,952	$55,919	$56,415	$12,510

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. In the first half of fiscal 2008, the Company incurred $19.8 million of expenses to accrue for current and future warranty claims related to a snow thrower engine recall and no additional expenses were specifically accrued thereafter. The snow thrower engines were recalled due to a potential risk of fire. The amounts accrued were to repair the units to reduce or eliminate the potential fire hazard. As of March 29, 2009, June 29, 2008 and March 30, 2008, the balance sheet included $3.1 million, $3.8 million and $4.4 million, respectively, of reserves for this specific engine warranty matter. During fiscal 2008, product liability reserves totaling less than $50,000 were accrued for product liability matters related to this recall as the Company has had minimal product liability claims asserted for nominal amounts related to the snow engine recall. The following is a reconciliation of the changes in accrued warranty costs, including the snow thrower engine recall, for the reporting period (in thousands):

	Nine Months Ended
	March 29, 2009	March 30, 2008
Beginning balance	$49,548	$54,566
Payments	(26,309)	(42,645)
Provision for current year warranties	24,190	40,312
Adjustment to prior years’ warranties	(830)	(2,275)

Ending balance	$46,599	$49,958

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $0.5 million and $3.1 million for the quarter and nine months ended March 29, 2009, respectively. For the quarter and nine months ended March 30, 2008, stock based compensation was $0.6 million and $3.9 million, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pension and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Components of net periodic (income) expense:
Service cost-benefits earned	$2,870	$3,004	$(96)	$217
Interest cost on projected benefit obligation	15,287	15,082	3,164	3,491
Expected return on plan assets	(20,833)	(20,336)	—	—
Amortization of:
Transition obligation	2	2	—	11
Prior service cost	837	822	(219)	(212)
Actuarial loss	139	1,342	2,174	2,782

Net periodic (income) expense	$(1,698)	$(84)	$5,023	$6,289

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Components of net periodic (income) expense:
Service cost-benefits earned	$8,609	$9,033	$541	$1,160
Interest cost on projected benefit obligation	45,860	45,245	9,365	10,441
Expected return on plan assets	(62,498)	(61,008)	—	—
Amortization of:
Transition obligation	6	6	—	32
Prior service cost	2,511	2,468	(657)	(637)
Actuarial loss	418	4,026	7,380	8,145

Net periodic (income) expense	$(5,094)	$(230)	$16,629	$19,141

The Company expects to make benefit payments of approximately $1.9 million attributable to its non-qualified pension plans during fiscal 2009. During the nine months ended March 29, 2009, the Company made payments of approximately $1.4 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $27.0 million for its other postretirement benefit plans during fiscal 2009. During the nine months ended March 29, 2009, the Company made payments of $19.8 million for its other postretirement benefit plans.

Based on an estimated $750 million fair market value of plan assets as of March 29, 2009 and an assumed discount rate of 7.0%, the Company projects it would be required to recognize a decrease in its pension funded status of approximately $205 million at June 28, 2009. This $205 million decrease would change the current prepaid pension asset position to an accrued pension liability position. Additionally, accumulated other comprehensive loss would increase approximately $129 million, net of tax.

A 0.25% decrease in the discount rate would decrease annual pension expense by approximately $0.5 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension expense by approximately $2.3 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company is not required to, nor intends to, make any contributions to the qualified pension plan in fiscal 2009. The Company was not required, nor did it make any contributions to the qualified pension plan in fiscal 2008. Assuming plan assets decrease in a range of 10% to 20% during fiscal 2009 and the discount rate is in a range of 6.5% to 7.5% for fiscal 2009, the Company may be required to make contributions to the qualified pension plan in a range of $5.0 million to $25.0 million for the fiscal 2010 plan year.

Given recent market volatility, it is difficult to predict the book and/or funding impact, as it is dependent on several factors including the discount rate, actual returns on plan assets and other actuarial assumptions. Final determination will only be known on the June 30, 2009 measurement date.

Income Taxes

As of June 29, 2008, the Company had $27.8 million of gross unrecognized tax benefits. Of this amount, $19.2 million represented the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the nine months ended March 29, 2009, the Company recorded a reduction in the tax reserve of $2.9 million. The decrease relates primarily to the resolution of a favorable tax treatment of foreign dividends recorded in the first quarter plus a small impact of foreign exchange and interest rate adjustments year to date.

The Company files income tax returns in the U.S. federal, various state and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before 2004 and is currently at appeals for taxable years ending in 2004 and 2005. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations before 1997.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”) SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the accounting principles to be used in the preparation of the financial statement presented in conformity with U.S. GAAP. This statement is effective sixty days after approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411 “The meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” SFAS No. 162 is now effective for the Company. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 during the third quarter of fiscal 2009. See further discussion in the Derivative Instruments & Hedging Activity footnote.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Acquisitions

On June 30, 2008 the Company, through its wholly owned subsidiary Briggs & Stratton Australia, Pty. Limited, acquired Victa Lawncare Pty. Limited (“Victa”) of Sydney, Australia from GUD Holdings Limited for total consideration of $24.8 million in net cash. Victa is a leading designer, manufacturer and marketer of a broad range of outdoor power equipment used in consumer lawn and garden applications in Australia and New Zealand. Victa’s products are sold at large retail stores and independent dealers. Victa had net sales of approximately $57.0 million for the twelve months ended June 30, 2008. The Company financed the transaction from cash on hand and its existing credit facilities. Victa is included in the Power Products Segment.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2009 (in thousands):

		Fair Value Measurement Using
	March 29, 2009	Level 1	Level 2	Level 3
Assets:
Derivatives	1,879	1,683	196	—
Liabilities:
Derivatives	4,603	243	4,360	—

The Company has adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

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

Assets lost in the fire were valued at approximately $24.9 million. During the third quarter of fiscal 2009, an insurance proceed installment of $12.0 million was received; additional payments are expected during the fiscal fourth quarter. The Company believes all property losses incurred are covered under property insurance policies subject to customary incurred loss deductibles.

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

	March 29, 2009 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$246,976	$248,000

Revolving Credit Facility, expiring July 12, 2012	$239,585	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of March 29, 2009

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$633,989	$440,625	$264,075	$(235,216)	$1,103,473
Investment in subsidiaries	703,652	—	—	(703,652)	—
Non-current assets	533,740	308,578	47,198	(40,480)	849,036

	$1,871,381	$749,203	$311,273	$(979,348)	$1,952,509

Current liabilities	$587,695	$104,938	$135,329	$(235,216)	$592,746
Long-term debt	246,976	—	—	—	246,976
Other long-term obligations	224,043	75,464	41,093	(40,480)	300,120
Shareholders’ investment	812,667	568,801	134,851	(703,652)	812,667

	$1,871,381	$749,203	$311,273	$(979,348)	$1,952,509

BALANCE SHEET

As of June 29, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current assets	$543,349	$1,071,298	$234,889	$(870,999)	$978,537
Investment in subsidiaries	1,065,613	—	—	(1,065,613)	—
Non-current assets	371,781	445,777	37,199	—	854,757

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

Current liabilities	$574,795	$462,968	$166,838	$(870,999)	$333,602
Long-term debt	365,555	—	—	—	365,555
Other long-term obligations	202,870	93,218	526	—	296,614
Shareholders’ investment	837,523	960,889	104,724	(1,065,613)	837,523

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended March 29, 2009

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$449,314	$233,915	$78,868	$(88,303)	$673,794
Cost of goods sold	367,967	221,895	60,935	(89,073)	561,724

Gross profit	81,347	12,020	17,933	770	112,070
Engineering, selling, general and administrative expenses	39,295	18,707	10,116	—	68,118
Equity in income from subsidiaries	(3,035)	—	—	3,035	—

Income (Loss) from operations	45,087	(6,687)	7,817	(2,265)	43,952
Interest expense	(7,606)	(30)	(73)	—	(7,709)
Other income, net	1,894	—	402	(1,490)	806

Income (Loss) before income taxes	39,375	(6,717)	8,146	(3,755)	37,049
Provision (Credit) for income taxes	13,244	(2,263)	657	—	11,638

Net income (loss)	$26,131	$(4,454)	$7,489	$(3,755)	$25,411

STATEMENT OF INCOME

For the Nine Months Ended March 29, 2009

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,000,991	$639,968	$233,400	$(264,933)	$1,609,426
Cost of goods sold	831,558	605,107	193,852	(273,777)	1,356,740

Gross profit	169,433	34,861	39,548	8,844	252,686
Engineering, selling, general and administrative expenses	113,506	53,584	29,181	—	196,271
Equity in loss from subsidiaries	4,020	—	—	(4,020)	—

Income (Loss) from operations	51,907	(18,723)	10,367	12,864	56,415
Interest expense	(23,919)	(130)	(271)	—	(24,320)
Other income (expense), net	5,311	232	(94)	(2,757)	2,692

Income (Loss) before income taxes	33,299	(18,621)	10,002	10,107	34,787
Provision (Credit) for income taxes	12,740	(6,794)	2,194	—	8,140

Net income (loss)	$20,559	$(11,827)	$7,808	$10,107	$26,647

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended March 30, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$514,327	$229,972	$75,514	$(94,127)	$725,686
Cost of goods sold	407,203	221,632	65,001	(92,602)	601,234

Gross profit	107,124	8,340	10,513	(1,525)	124,452
Engineering, selling, general and administrative expenses	38,723	20,414	9,396	—	68,533
Equity in loss from subsidiaries	5,498	—	—	(5,498)	—

Income (Loss) from operations	62,903	(12,074)	1,117	3,973	55,919
Interest expense	(10,061)	(45)	(21)	—	(10,127)
Other income, net	636	144	1,041	(16)	1,805

Income (Loss) before income taxes	53,478	(11,975)	2,137	3,957	47,597
Provision (Credit) for income taxes	13,068	(4,909)	568	—	8,727

Net income (loss)	$40,410	$(7,066)	$1,569	$3,957	$38,870

STATEMENT OF INCOME

For the Nine Months Ended March 30, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,013,246	$595,741	$173,910	$(212,605)	$1,570,292
Cost of goods sold	842,946	582,416	145,039	(211,722)	1,358,679

Gross profit	170,300	13,325	28,871	(883)	211,613
Engineering, selling, general and administrative expenses	116,651	57,556	24,896	—	199,103
Equity in loss from subsidiaries	25,027	—	—	(25,027)	—

Income (Loss) from operations	28,622	(44,231)	3,975	24,144	12,510
Interest expense	(29,370)	(155)	(185)	—	(29,710)
Other income, net	36,625	1,838	306	1,053	39,822

Income (Loss) before income taxes	35,877	(42,548)	4,096	25,197	22,622
Provision (Credit) for income taxes	13,926	(15,469)	2,044	—	501

Net income (loss)	$21,951	$(27,079)	$2,052	$25,197	$22,121

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 29, 2009

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(83,964)	$16,944	$39,540	$(30,092)	$(57,572)

Cash Flows from Investing Activities:
Additions to plant and equipment	(19,946)	(7,417)	(3,600)	—	(30,963)
Cash paid for acquisition, net of cash acquired	—	—	(24,757)	—	(24,757)
Proceeds received on sale of plant and equipment	219	2,301	18	—	2,538
Cash investment in subsidiary	(10,660)	—	(221)	10,881	—

Net Cash Used by Investing Activities	(30,387)	(5,116)	(28,560)	10,881	(53,182)

Cash Flows from Financing Activities:
Net borrowings (repayments) on loans, notes payable and long-term debt	137,026	(11,228)	(33,958)	27,821	119,661
Dividends paid	(21,811)	—	(2,271)	2,271	(21,811)
Capital contributions received	—	—	10,881	(10,881)	—

Net Cash Provided (Used) by Financing Activities	115,215	(11,228)	(25,348)	19,211	97,850

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(3,091)	—	(3,091)

Net Increase (Decrease) in Cash and Cash Equivalents	864	600	(17,459)	—	(15,995)
Cash and Cash Equivalents, Beginning	2,557	1,089	28,822	—	32,468

Cash and Cash Equivalents, Ending	$3,421	$1,689	$11,363	$—	$16,473

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 30, 2008

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used by Operating Activities	$(85,432)	$(59,798)	$(2,617)	$10,070	$(137,777)

Cash Flows from Investing Activities:
Additions to plant and equipment	(22,272)	(22,726)	(1,586)	—	(46,584)
Proceeds received on sale of plant and equipment	430	116	50	—	596
Proceeds received on sale of investment	66,011	—	—	—	66,011
Capital contributions to subsidiary	(5,819)	—	(202)	6,021	—
Other, net	(503)	—	—	—	(503)

Net Cash Provided (Used) by Investing Activities	37,847	(22,610)	(1,738)	6,021	19,520

Cash Flows from Financing Activities:
Net borrowings on loans, notes payable and long-term debt	64,670	86,521	9,840	(10,070)	150,961
Issuance cost of amended revolver	(1,286)	—	—	—	(1,286)
Dividends Paid	(21,871)	—	—	—	(21,871)
Stock option proceeds and tax benefits	991	—	—	—	991
Capital contributions received	—	383	5,638	(6,021)	—

Net Cash Provided by Financing Activities	42,504	86,904	15,478	(16,091)	128,795

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	3,397	—	3,397

Net Increase (Decrease) in Cash and Cash Equivalents	(5,081)	4,496	14,520	—	13,935
Cash and Cash Equivalents, Beginning	8,785	(1,402)	22,086		29,469

Cash and Cash Equivalents, Ending	$3,704	$3,094	$36,606	$—	$43,404

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the third quarter of fiscal 2009 were $674 million, a decrease of $52 million or 7% when compared to the same period a year ago.

Third quarter fiscal 2009 net sales for the Engines Segment were $480 million versus $546 million in fiscal 2008, a decrease of $66 million or 12%. This decrease primarily reflects a 13% decrease in engine unit shipments from the prior year. Shipments of engines decreased for lawn and garden applications due to an uncertainty as to the amount of retail demand that will occur this season and the desire of channel participants to control their working capital commitments.

Third quarter fiscal 2009 Power Products Segment net sales were $250 million, an $8 million or 3%, increase from fiscal 2008. This increase was primarily due to $8 million of sales related to our June 30, 2008 acquisition of Victa. Lower shipment volumes in nearly all product categories in the Segment, except portable generators, offset pricing enhancements implemented to address commodity cost increases. As noted for the Engines Segment, lower shipment volumes reflect uncertainty as to the amount of retail demand that will occur this season and the desire of channel participants to control their working capital commitments.

Consolidated net sales for the first nine months of fiscal 2009 were $1.61 billion, an increase of $40 million or 3%, compared to the first nine months of fiscal 2008.

Engines Segment sales for the first nine months of fiscal 2009 were $1.08 billion, slightly up from the $1.07 billion in fiscal 2008. Unit volume increases of 16% during the first six months of the year, resulting from market share gains and higher engine demand for portable generators, were negated by the soft engine demand discussed for the third quarter.

Power Products Segment sales for the first nine months were $698 million, an increase of $73 million or 12%, from the same period a year ago. Victa sales during this period accounted for $34 million of this increase. The remaining increase was due to pricing enhancements implemented to counter commodity cost increases and a net unit volume increase resulting from stronger portable generator shipments.

GROSS PROFIT MARGIN

The consolidated gross profit margin in the third quarter of fiscal 2009 slightly decreased to 16.6% from 17.1% in the same period last year.

Engines Segment gross profit margin decreased to 19.7% in the third quarter of fiscal 2009 from 21.2% in the third quarter of fiscal 2008. This decline was the result of the negative impact of currency exchange rates, primarily on sales denominated in Euro and lower utilization of production facilities.

The Power Products Segment gross profit margin increased to 6.9% for the third quarter of fiscal 2009 from 4.8% in the third quarter of fiscal 2008. This improvement primarily resulted from better plant utilization. Pricing enhancement experienced in the third quarter was effectively offset by higher manufacturing expenses, mainly commodity costs.

The consolidated gross profit margin for the first nine months of fiscal 2009 increased to 15.7% from the 13.5% in fiscal 2008.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Engines Segment gross profit margin slightly increased to 18.6% for the first nine months of fiscal 2009 compared to the 18.0% in fiscal 2008. This margin improvement was favorably impacted by the absence of the prior year $19.8 million warranty expense associated with the snow engine recall, the benefit from a plant closure in fiscal 2008, lower expenditures for several operating costs and certain price increases from the prior year. These favorable items were effectively offset by higher commodity costs, the negative impact of currency exchange rates experienced in the third quarter and lower production volumes.

Power Products Segment gross profit margin increased to 7.1% for the first nine months of fiscal 2009 compared to the 3.4% in fiscal 2009. This improvement resulted partially from better plant utilization because of higher production volumes, mainly portable generator product. Additionally, pricing enhancements in several product categories contributed to the improvement.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $68.1 million in the third quarter of fiscal 2009, a decrease of $0.4 million or 1% from the third quarter of fiscal 2008. Engineering, selling, general and administrative expenses for the first nine months of fiscal 2009 were $196.3 million compared to $199.1 million in fiscal 2008, a decrease of $2.8 million or 1%. Both the third quarter and nine month decrease are primarily attributable to planned reductions of salaries, marketing and professional service expenses.

INTEREST EXPENSE

Interest expense for the third quarter of fiscal 2009 was $7.7 million compared to the $10.1 million in fiscal 2008. Interest expense for the first nine months of fiscal 2009 was $24.3 compared to the $29.7 million in fiscal 2008. The decreased interest expense is attributable to lower borrowings for working capital and lower average interest rates.

PROVISION FOR INCOME TAXES

The effective tax rate was 31.4% for the third quarter and 23.4% for the first nine months of fiscal 2009 versus 18.3% and 2.2% for the same periods last year, respectively. The variation reflected between years was due to the required recognition of the tax effects of certain events as discrete items in the quarter that they occur rather than in the overall expected annual tax rate. In addition, the impact of expected tax credits and exclusions as a percentage of annual earnings for fiscal 2008 resulted in a lower effective tax rate for the first nine months of fiscal 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities for the first nine months of fiscal 2009 was $57.6 million as compared to $137.8 million for fiscal 2008, an $80.2 million improvement. During the first nine months of fiscal 2009 changes to working capital accounts including inventory and accounts receivable, resulted in a $54.3 million increase in cash flows from operating activities as compared to the first nine months of fiscal 2008. A focus on reducing inventory levels in fiscal 2009 resulted in a reduction of inventory. The change in accounts receivable was the result of the timing of collections and shipments. Also contributing to the increase in cash flow from operating activities was the improvement in operating income of $43.9 million.

In the first nine months of fiscal 2009 $53.2 million was used for investing activities as compared to the $19.5 million provided by investing activities in fiscal 2008. This $72.7 million change was primarily the result of $66.0 million in proceeds received on the sale of an investment in preferred stock including the final dividends paid on the preferred stock in the prior year and $24.8 million net cash used for the acquisition of Victa in fiscal 2009, offset by $15.6 million less of additions to plant and equipment between years. The

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

reduction of plant and equipment additions primarily relates to the absence of capital expenditures incurred in the prior year related to the new lawn equipment plant located in Newbern, Tennessee and projects in McDonough, Georgia, both of which have taken on additional capacity due to the closure of our Port Washington, Wisconsin facility. Additionally, capital projects occurred in our Poplar Bluff, Missouri facility in the prior year as it prepared for incremental volume resulting from the closure of our Rolla, Missouri facility.

Net cash provided by financing activities was $97.8 million in the first nine months of fiscal 2009, a $31.0 million decrease from the $128.8 million provided in 2008. This decrease is attributable to decreased net borrowings for working capital purposes between years.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of the end of the third quarter of fiscal 2009, the unused availability of the revolving credit facility was approximately $257.0 million. This credit facility and the Company’s other indebtedness contain restrictive covenants as described in Note 8 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the third quarter of fiscal 2009, the Company was in compliance with these covenants.

In April 2009, the Board of Directors of the Company declared a quarterly dividend of eleven cents ($0.11) per share on the common stock of the Company. The dividend is payable June 26, 2009 to shareholders of record at the close of business June 1, 2009. The quarterly dividend was reduced 50% from the prior quarter’s level. The reduced dividend is more comparable with the Company’s historical payout ratio of 50% of net income and dividend yield of 3.5%. In addition, a reduced dividend preserves cash in light of the continuing uncertainty in the credit markets. This action, along with other cash preserving initiatives, should reduce the Company’s need for additional borrowings for working capital in the near to medium term future.

Management expects cash outflows for capital expenditures to be approximately $45.0 million in fiscal 2009. These anticipated expenditures provide for continued investment in equipment, new products and capacity enhancements. These expenditures will be funded using available cash.

The Company is not required to, nor intends to, make any contributions to the pension plans in fiscal 2009. Assuming plan assets decrease in a range of 10% to 20% during fiscal 2009 and the discount rate is in a range of 6.5% to 7.5% for fiscal 2009, the Company may be required to make contributions to the qualified pension plan in a range of $5.0 million to $25.0 million for the fiscal 2010 plan year.

Management believes that available cash, cash generated from operations and existing lines of credit will be adequate to fund capital requirements for the foreseeable future.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, access to credit markets, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer confidence; changes in the market value of the assets in our defined benefit pension plan and any related funding requirements; changes in foreign economic conditions, including currency rate fluctuations; the actions

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

of customers of our OEM customers; the ability to successfully realize the maximum market value of assets that may require disposal if products or production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

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

In addition to the risk factors outlined in the August 28, 2008 filing of the Company’s Annual Report on Form 10-K, the Company faces risks related to the current instability and uncertainty in the credit and financial markets. Current uncertainty in global economic conditions resulting from the recent disruption in credit and financial markets poses a risk to the overall economy that could impact consumer and customer demand for our products, as well as our ability to manage relationships with our banks, customers, suppliers and creditors. If the current situation deteriorates significantly, our business could be negatively impacted, including such areas as reduced demand for our products from a slow-down in the general economy, or supplier or customer disruptions resulting from tighter credit markets.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.2	Amended and Restated Bylaws, as adopted on April 15, 2009 (Filed herein)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: May 6, 2009	/s/ James E. Brenn
James E. Brenn
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description
3.2	Amended and Restated Bylaws, as adopted on April 15, 2009 (Filed herein)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)