Form 10-K
period 2009-06-28
BRIGGS & STRATTON CORP
filed 2009-08-27
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ ✓ ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended JUNE 28, 2009
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

Yes           No   ✓

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

Yes           No   ✓

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes           No

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

Yes           No   ✓

The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $752.4 million based on the reported last sale price of such securities as of December 26, 2008, the last business day of the most recently completed second fiscal quarter.

Number of Shares of Common Stock Outstanding at August 24, 2009: 50,002,339.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for Annual Meeting on October 21, 2009	Part III

The Exhibit Index is located on page 66.

BRIGGS & STRATTON CORPORATION

FISCAL 2009 FORM 10-K

Cautionary Statement on Forward-Looking Statements

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; the ability to secure adequate working capital funding and meet related covenants; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and changes in consumer confidence; changes in the market value of the assets in our defined benefit pension plan and any related funding requirements; changes in foreign economic conditions, including currency rate fluctuations; the actions of customers of our OEM customers; the ability to bring new productive capacity on line efficiently and with good quality; the ability to successfully realize the maximum market value of assets that may require disposal if products or production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

PART I

ITEM 1.	BUSINESS

Briggs & Stratton (the “Company”) is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are aluminum alloy gasoline engines with displacements ranging from 141 cubic centimeters to 993 cubic centimeters.

Additionally, through its wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC, Briggs & Stratton is a leading designer, manufacturer and marketer of generators (portable and home standby), pressure washers, snow throwers, lawn and garden powered equipment (riding and walk behind mowers, tillers, chipper/shredders, leaf blowers and vacuums) and related accessories.

Briggs & Stratton conducts its operations in two reportable segments: Engines and Power Products. Further information about Briggs & Stratton’s business segments is contained in Note 7 of the Notes to Consolidated Financial Statements.

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

Engines

General

Briggs & Stratton’s engines are used primarily by the lawn and garden equipment industry, which accounted for 81% of the segment’s fiscal 2009 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 19% of engine sales to OEMs in fiscal 2009 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps and pressure washers. Many retailers specify Briggs & Stratton’s engines on the power equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is a component.

In fiscal 2009, approximately 28% of Briggs & Stratton’s Engines segment net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries and offices in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, Italy, Japan, Mexico, New Zealand, Poland, Russia, South Africa, Sweden and the United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More detailed information about our foreign operations is in Note 7 of the Notes to Consolidated Financial Statements.

Briggs & Stratton engines are sold primarily by its worldwide sales force through direct calls on customers. Briggs & Stratton’s marketing staff and engineers in the United States provide support and technical assistance to its sales force.

Briggs & Stratton also manufactures replacement engines and service parts and sells them to sales and service distributors. Briggs & Stratton owns its principal international distributors. In the United States the distributors are independently owned and operated. These distributors supply service parts and replacement engines directly to independently owned, authorized service dealers throughout the world. These distributors and service dealers incorporate Briggs & Stratton’s commitment to reliability and service.

Customers

Briggs & Stratton’s engine sales are made primarily to OEMs. Briggs & Stratton’s three largest external engine customers in fiscal years 2009, 2008 and 2007 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Deere & Company. Sales to the top three customers combined were 41%, 42% and 54% of Engines segment net sales in fiscal 2009, 2008 and 2007, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements.

Briggs & Stratton believes that in fiscal 2009 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the Company attempts to recover increases in commodity costs through increased pricing. Briggs & Stratton believes that a similar trend has developed for its products in industrial and consumer applications outside of the lawn and garden market.

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

Seasonality of Demand

Sales of engines to lawn and garden OEMs are highly seasonal because of consumer buying patterns. The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Sales of lawn and garden equipment are also influenced by consumer sentiment, housing starts and weather conditions. Engine sales in Briggs & Stratton’s fiscal third quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest.

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

As announced in April 2007, the Company discontinued operations at the Rolla, Missouri facility during the second fiscal quarter of 2008. Engine manufacturing performed in Rolla has been moved to the Chongqing, China and Poplar Bluff, Missouri plants.

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

Power Products

General

Power Products segment’s (Power Products) principal product lines include portable and standby generators, pressure washers, snow throwers and lawn and garden powered equipment. Power Products sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers. Power Products product lines are marketed under various brands including Briggs & Stratton, Brute, Craftsman®, Ferris, Giant Vac, John Deere, Murray, Simplicity, Snapper, Victa and Troy-Bilt®.

Power Products has a network of independent dealers worldwide for the sale and service of snow throwers, standby generators and lawn and garden powered equipment.

To support its international business, Power Products has leveraged the existing Briggs & Stratton worldwide distribution network.

Customers

Historically, Power Products’ major customers have been Lowe’s, The Home Depot and Sears. Sales to these three customers combined were 35%, 34% and 38% of Power Products segment net sales in fiscal 2009, 2008 and 2007, respectively. Other U.S. customers include Wal-Mart, Deere & Company, Tractor Supply Inc., and a network of independent dealers.

Competition

The principal competitive factors in the power products industry include price, service, product performance, technical innovation and delivery. Power Products has various competitors, depending on the type of equipment. Primary competitors include: Honda (portable generators, pressure washers and lawn and garden equipment), Generac Power Systems, Inc. (“Generac”) (portable and standby generators), Alfred Karcher GmbH & Co. (pressure washers), Techtronic Industries (pressure washers and portable generators), Deere & Company (commercial and consumer lawn mowers), MTD (commercial and consumer lawn mowers), the Toro Company (commercial and consumer lawn mowers), Scag Power Equipment, a Division of Metalcraft of Mayville, Inc. (commercial lawn mowers), and Husqvarna Outdoor Power Equipment (commercial and consumer lawn mowers).

Power Products believes it has a significant share of the North American market for portable generators and consumer pressure washers.

Seasonality of Demand

Sales of Power Products’ products are subject to seasonal patterns. Due to seasonal and regional weather factors, sales of pressure washers and lawn and garden powered equipment are typically higher during the fiscal third and fourth quarters than at other times of the year. Sales of portable generators and snow throwers are typically higher during the first and second fiscal quarters.

Manufacturing

Power Products’ manufacturing facilities are located in Jefferson and Watertown, Wisconsin; McDonough, Georgia; Munnsville, New York; Newbern, Tennessee; and Sydney, Australia. Power Products also purchases certain powered equipment under contract manufacturing agreements.

As previously disclosed, Power Products ceased operations at the Port Washington, Wisconsin facility during the second quarter of fiscal 2009 and moved production to the McDonough, Georgia; Newbern, Tennessee and Munnsville, New York facilities.

In July 2009, the Company announced plans to close its Jefferson and Watertown, Wisconsin facilities. This production will be consolidated into existing United States engine and lawn and garden product facilities.

Power Products manufactures core components for its products, where such integration improves operating profitability by providing lower costs.

Power Products purchases engines from its parent, Briggs & Stratton, as well as from Honda, Kawasaki and Kohler. Power Products has not experienced any difficulty obtaining necessary engines or other purchased components.

Power Products assembles products for the international markets at its U.S. and Australian locations and through contract manufacturing agreements with other OEMs.

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

For the fiscal years ended June 28, 2009, June 29, 2008 and July 1, 2007, Briggs & Stratton spent approximately $23.0 million, $26.5 million and $25.7 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by Briggs & Stratton during fiscal 2009 was 7,024. Employment ranged from a low of 6,847 in June 2009 to a high of 7,212 in September 2008.

Export Sales

Export sales for fiscal 2009, 2008 and 2007 were $399.6 million (19% of net sales), $469.9 million (22% of net sales) and $388.9 million (18% of net sales), respectively. These sales were principally to customers in European countries. Refer to Note 7 of the Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 14 of the Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

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

Sales of our products are subject to seasonal and consumer buying patterns. Consumer demand in our markets can be reduced by unfavorable weather and weak consumer confidence. We manufacture throughout the year although our sales are concentrated in the second half of our fiscal year. This operating method requires us to anticipate demand of our customers many months in advance. If we overestimate or underestimate demand during a given year, we may not be able to adjust our production quickly enough to avoid excess or insufficient inventories, and that may in turn limit our ability to maximize our potential sales or maintain optimum working capital levels.

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

In fiscal 2009, our three largest customers accounted for 28% of our consolidated net sales. The loss of a significant portion of the business of one or more of these key customers would significantly impact our net sales and profitability.

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

In fiscal 2009, we derived approximately 24% of our consolidated net sales from international markets, primarily Europe. Weak economic conditions in Europe could reduce our sales and currency fluctuations could adversely affect our sales or profit levels in U.S. dollar terms.

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

Currently, 10% of our workforce is represented by labor unions. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position.

As of June 28, 2009, we had $281.1 million of long-term debt. In addition, we have the ability to incur additional borrowings on our revolving credit facility. Our level of debt could adversely affect our operating flexibility and put us at a competitive disadvantage.

Our level of debt and the limitations imposed on us by the indenture for the notes and our other credit agreements could have important consequences, including the following:

•	we will have to use a portion of our cash flow from operations for debt service rather than for our operations;

•	we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;

•	some or all of the debt under our current or future revolving credit facilities will be at a variable interest rate, making us more vulnerable to increases in interest rates;

•	we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;

•	we may be more vulnerable to general adverse economic and industry conditions; and

•	we may be disadvantaged compared to competitors with less leverage.

The terms of the indenture for the senior notes do not fully prohibit us from incurring substantial additional debt in the future and our revolving credit facilities permit additional borrowings, subject to certain conditions. As incremental debt is added to our current debt levels, the related risks we now face could intensify.

We expect to obtain the money to pay our expenses and to pay the principal and interest on the outstanding 8.875% senior notes, the credit facilities and other debt primarily from our operations or by refinancing part of our existing debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including the revolving credit facilities and our indentures, may restrict us from adopting certain of these alternatives.

We are restricted by the terms of the outstanding senior notes and our other debt, which could adversely affect us.

The indenture relating to the senior notes and our revolving credit agreement include a number of financial and operating restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants include, among other things, restrictions on our ability to:

•	pay dividends or make distributions in respect of our capital stock or to make certain other restricted payments;

•	incur indebtedness or issue preferred shares;

•	create liens;

•	make loans or investments;

•	enter into sale and leaseback transactions;

•	agree to payment restrictions affecting our restricted subsidiaries;

•	consolidate or merge with other entities, sell or lease all or substantially all of our assets;

•	enter into transactions with affiliates; and

•	dispose of assets or the proceeds of sales of our assets.

In addition, our revolving credit facility contains financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and impose a maximum leverage ratio.

Our failure to comply with restrictive covenants under the indenture governing the senior notes and our revolving credit facility could trigger prepayment obligations.

Our failure to comply with the restrictive covenants described above could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. Non-cash charges, including goodwill impairment, could impact our convenant compliance. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

Current worldwide economic conditions may adversely affect our industry, business and results of operations.

General worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they are causing U.S. and foreign OEMs and consumers to slow spending on our products. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the specific end markets we serve. If the consumer and commercial lawn and garden markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

As of June 28, 2009, goodwill was 16% of our total assets, and if we determine that goodwill has become impaired in the future, net income in such years may be adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over the estimated fair value is charged to the results of operations. A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have an adverse impact upon the market price of our common stock. If the current worldwide economic downturn continues, it could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our goodwill may be impaired. If we are required to record a significant change to earnings in our consolidated financial statements because an impairment of goodwill is determined, our results of operations will be adversely affected.

We are subject to litigation, including product liability and warranty claims, that may adversely affect our business and results of operations.

We are a party to litigation that arises in the normal course of our business operations, including product warranty and liability (strict liability and negligence) claims, contract disputes and environmental, asbestos, employment and other litigation matters. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. While we currently maintain general liability and product liability insurance coverage in amounts that we believe are adequate, we cannot be sure that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation.

We have a defined benefit pension plan and future legislation or regulations intended to reform the funding and reporting of pension benefit plans could adversely affect our operating results and cash flows, as could changes in market conditions that impact the assumptions we use to measure our liabilities under these plans.

Legislators and agencies of the U.S. government have proposed legislation and regulations to amend, restrict or eliminate various features of, and mandate additional funding of, pension benefit plans. If legislation or new regulations are adopted, we may be required to contribute additional cash to these plans, in excess of our current estimates. Market volatility in interest rates, investment returns and other factors could also adversely affect the funded status of our pension plans and require that we contribute additional cash to these plans. Moreover, future changes to the accounting and reporting standards related to pension plans could create significant volatility in our operating results.

Our dependence on, and the price of, raw materials may adversely affect our profits.

The principal raw materials used to produce our products are aluminum, copper and steel. We source raw materials on a global or regional basis, and the prices of those raw materials are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. If we are unable to pass on raw material price increases to our customers, our future profitability may be adversely affected.

We may be adversely affected by environmental, health and safety laws and regulations.

We are subject to various laws and regulations relating to the protection of the environment and human health and safety and have incurred and will continue to incur capital and other expenditures to comply with these regulations. Failure to comply with any environmental regulations could subject us to future liabilities, fines or penalties or the suspension of production.

The operations and success of our company can be impacted by natural disasters, terrorism, acts of war, international conflict and political and governmental actions, which could harm our business.

Natural disasters, acts or threats of war or terrorism, international conflicts and the actions taken by the United States and other governments in response to such events could cause damage or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products or could disrupt our supply chain. We may also be impacted by actions by foreign governments, including currency devaluation, tariffs and nationalization, where our facilities are located, which could disrupt manufacturing and commercial operations.

We are subject to tax laws and regulations in many jurisdictions, and the inability to successfully defend claims from taxing authorities related to our current and/or acquired businesses could adversely affect our operating results and financial position.

We conduct business in many countries, which requires us to interpret the income tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of income tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.

We have implemented, and Wisconsin law contains, anti-takeover provisions that may adversely affect the rights of holders of our common stock.

Our articles of incorporation contain provisions that could have the effect of discouraging or making it more difficult for someone to acquire us through a tender offer, a proxy contest or otherwise, even though such an acquisition might be economically beneficial to our shareholders. These provisions include a board of directors divided into three classes of directors serving staggered terms of three years each and the removal of directors only for cause and only with the affirmative vote of a majority of the votes entitled to be cast in an election of directors.

Each currently outstanding share of our common stock includes, and each newly issued share of our common stock will include, a common share purchase right. The rights are attached to and trade with the shares of common stock and are exercisable only under limited circumstances. The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 20% or more of our outstanding common stock, subject to certain exceptions. The rights have some anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution. The rights could have the effect of delaying, deferring or preventing a change of control.

We are subject to the Wisconsin Business Corporation Law, which contains several provisions that could have the effect of discouraging non-negotiated takeover proposals or impeding a business combination. These provisions include:

•	requiring a supermajority vote of shareholders, in addition to any vote otherwise required, to approve business combinations not meeting adequacy of price standards;

•

prohibiting some business combinations between an interested shareholder and us for a period of three years, unless the combination was approved by our board of directors prior to the time the shareholder became a 10% or greater beneficial owner of our shares or under some other circumstances;

•	limiting actions that we can take while a takeover offer for us is being made or after a takeover offer has been publicly announced; and

•	limiting the voting power of shareholders who own more than 20% of our stock.

Our common stock is subject to substantial price and volume fluctuations.

The market price of shares of our common stock may be volatile. Among the factors that could affect our common stock price are those previously discussed, as well as:

•	quarterly fluctuation in our operating income and earnings per share results;

•	decline in demand for our products;

•	significant strategic actions by our competitors, including new product introductions or technological advances;

•	fluctuations in interest rates;

•	cost increases in energy, raw materials or labor;

•	changes in revenue or earnings estimates or publication of research reports by analysts; and

•	domestic and international economic and political factors unrelated to our performance.

In addition, the stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Briggs & Stratton maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As Briggs & Stratton’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 7.1 million square feet, of which 55% is owned, including its corporate offices and an engine manufacturing facility located in Wauwatosa, Wisconsin. Facilities outside of the United States occupy approximately 878 thousand square feet, of which 45% is owned. Certain of the Company’s facilities are leased through operating and capital lease agreements. See Note 8 to the Consolidated Financial Statements for information on the Company’s operating and capital leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of June 28, 2009:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing and office	Owned and Leased	Engines
McDonough, Georgia	Manufacturing, office and warehouse	Owned and Leased	Power Products
Statesboro, Georgia	Manufacturing and office	Owned and Leased	Engines
Murray, Kentucky	Manufacturing and office	Owned and Leased	Engines
Poplar Bluff, Missouri	Manufacturing and office	Owned and Leased	Engines
Reno, Nevada	Warehouse	Leased	Power Products
Munnsville, New York	Manufacturing and office	Owned	Power Products
Sherrill, New York	Warehouse	Leased	Power Products
Lawrenceburg, Tennessee	Office	Leased	Power Products
Dyersburg, Tennessee	Warehouse	Leased	Power Products
Newbern, Tennessee	Manufacturing and office	Leased	Power Products
Grand Prairie, Texas	Warehouse	Leased	Power Products
Brookfield, Wisconsin	Office	Leased	Power Products
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines
Jefferson, Wisconsin	Manufacturing, office and warehouse	Owned and Leased	Power Products
Watertown, Wisconsin	Manufacturing and warehouse	Leased	Power Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office	Leased	Engines
Sydney, Australia	Manufacturing and office	Leased	Power Products
Mississauga, Canada	Office and Warehouse	Leased	Power Products
Chongqing, China	Manufacturing and office	Owned	Engines
Shanghai, China	Office	Leased	Engines
Ostrava, Czech Republic	Manufacturing and office	Owned	Engines
Nijmegen, Netherlands	Distribution and office	Leased	Engines

In July 2009, the Company announced plans to close its Jefferson and Watertown, Wisconsin facilities. This production will be consolidated into existing United States engine and lawn and garden product facilities.

ITEM 3.	LEGAL PROCEEDINGS

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups have filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging, among other things, that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines. In May 2008, a putative nationwide class of plaintiffs pursuing these claims was dismissed by Judge Murphy of the United States District Court for the Southern District of Illinois. Since that time, plaintiffs have filed 66 separate actions in 49 states across the country seeking to certify 52 separate classes of all persons in each of the 50 states, Puerto Rico and the District of Columbia who purchased a lawnmower containing a gasoline combustion engine up to 30 horsepower from 1994 to the present. In these various actions, plaintiffs seek injunctive relief, compensatory and punitive damages, and attorneys’ fees. Plaintiffs have also filed state and federal antitrust and RICO claims and seek a nationwide class based on these claims. However, in May 2008 Judge Murphy dismissed similar RICO claims with prejudice.

On September 25, 2008, the Company, along with several other defendants, filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all pending actions, and any subsequently filed similar actions, to a single federal court for coordinated pretrial proceedings. On December 5, 2008, the Multidistrict Litigation Panel granted the motion and transferred the cases to Judge Adelman of the United States District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999). On January 27, 2009, Judge Adelman held an initial hearing in the action. At that hearing, the court appointed lead plaintiffs’ class counsel, liaison counsel for defendants, and entered a stay of all litigation in all cases for 120 days so that the parties may conduct mediation in an effort to resolve all outstanding litigation. Since that order, on May 28, 2009 the Court entered an additional stay until August 28, 2009 to allow those mediation efforts to continue. The Company has yet to answer or otherwise plead in response to any of the complaints filed to date.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material effect on its financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 28, 2009.

Executive Officers of the Registrant

Name, Age, Position	Business Experience for Past Five Years

JOHN S. SHIELY, 57 Chairman and Chief Executive Officer (1)(2)(3)

Mr. Shiely was elected to his current position effective September 2008, after serving as Chairman, President and Chief Executive Officer since January 2003. Mr. Shiely will retire as Chief Executive Officer on December 31, 2009.

TODD J. TESKE, 44 President and Chief Operating Officer (1)

Mr. Teske was elected to his current position effective September 2008 after serving as Executive Vice President and Chief Operating Officer since September 2005. He previously served as Senior Vice President and President – Briggs & Stratton Power Products Group, LLC from September 2003 to August 2005. Mr. Teske will become President and Chief Executive Officer on January 1, 2010.

JAMES E. BRENN, 61 Senior Vice President and Chief Financial Officer	Mr. Brenn was elected to his current position in October 1998, after serving as Vice President and Controller since November 1988.

RANDALL R. CARPENTER, 52 Vice President – Marketing

Mr. Carpenter was elected to his current position effective September 2009. He served as Vice President – Marketing since May 2007. He was previously Vice President Marketing and Product Development for Royal Appliance Manufacturing from 2005 to 2007. He was an Independent Marketing Consultant from 2004 to 2005.

DAVID G. DEBAETS, 46 Vice President – North American Operations (Engine Power Products Group)	Mr. DeBaets was elected to his current position effective September 2007. He has served as Vice President and General Manager – Large Engine Division since April 2000.

ROBERT F. HEATH, 61 Secretary	Mr. Heath was elected to his current position in January 2002. In addition, Mr. Heath is Vice President and General Counsel and has served in these positions since January 2001.

HAROLD L. REDMAN, 44 Senior Vice President and President – Home Power Products Group

Mr. Redman was elected to his current position effective September 2009 after serving as Vice President and President – Home Power Products Group since May 2006. He also served as Senior Vice President – Sales & Marketing – Simplicity Manufacturing, Inc. since July 1995.

WILLIAM H. REITMAN, 53 Senior Vice President – Sales & Customer Support

Mr. Reitman was elected to his current position effective September 2007, after serving as Senior Vice President – Sales & Marketing since May 2006, and Vice President – Sales & Marketing since October 2004. He also served as Vice President – Marketing since November 1995.

DAVID J. RODGERS, 38 Controller

Mr. Rodgers was elected as an executive officer in September 2007 and has served as Controller since December 2006. He was previously employed by Roundy’s Supermarkets, Inc. as Vice President – Corporate Controller from September 2005 to November 2006 and Vice President – Retail Controller from May 2003 to August 2005.

THOMAS R. SAVAGE, 61 Senior Vice President – Administration	Mr. Savage was elected to his current position effective July 1997.

VINCENT R. SHIELY, 49 Senior Vice President and President – Yard Power Products Group (3)

Mr. Shiely was elected to his current position effective May 2006, after serving as Vice President and President – Home Power Products Group since September 2005. He also served as Vice President and General Manager – Home

Power Products Division October 2004 to September 2005. He previously served as Vice President and General Manager – Engine Products Group since September 2002.

CARITA R. TWINEM, 54 Treasurer	Ms. Twinem was elected to her current position in February 2000. In addition, Ms. Twinem is Tax Director and has served in this position since July 1994.

JOSEPH C. WRIGHT, 50 Senior Vice President and President – Engine Power Products Group

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

Briggs & Stratton common stock and its common share purchase rights are traded on the NYSE under the symbol “BGG”. Information required by this Item is incorporated by reference from the “Quarterly Financial Data, Dividend and Market Information” (unaudited), included in Item 8 of this report.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Briggs & Stratton did not make any purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the fourth quarter of fiscal 2009.

Five-year Stock Performance Graph

The chart below is a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on June 30, 2004 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2009	2008	2007	2006	2005
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS (1) (2)
NET SALES	$2,092,189	$2,151,393	$2,156,833	$2,539,671	$2,651,975
GROSS PROFIT ON SALES	333,679	307,316	295,198	495,345	508,691
PROVISION (CREDIT) FOR INCOME TAXES	8,437	7,009	(3,399)	52,533	59,890
INCOME BEFORE EXTRAORDINARY GAIN	31,972	22,600	6,701	105,981	120,525
INCOME BEFORE EXTRAORDINARY GAIN PER SHARE OF COMMON STOCK:
Basic Earnings	0.64	0.46	0.13	2.06	2.34
Diluted Earnings	0.64	0.46	0.13	2.05	2.32
PER SHARE OF COMMON STOCK:
Cash Dividends	.77	.88	.88	.88	.68
Shareholders’ Investment	$14.01	$16.90	$16.94	$20.47	$18.28
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	49,572	49,549	49,715	51,479	51,472
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	49,725	49,652	49,827	51,594	51,954

OTHER DATA (1) (2)
SHAREHOLDERS’ INVESTMENT	$694,684	$837,523	$838,454	$1,045,492	$943,837
LONG-TERM DEBT	281,104	365,555	384,048	383,324	486,321
CAPITAL LEASES	1,807	1,677	2,379	1,385	1,988
TOTAL ASSETS	1,619,023	1,833,294	1,884,468	2,049,436	2,072,538
PLANT AND EQUIPMENT	995,682	1,012,987	1,006,402	1,008,164	1,005,644
PLANT AND EQUIPMENT, NET OF RESERVES	364,175	391,833	388,318	430,288	447,255
PROVISION FOR DEPRECIATION	63,981	65,133	70,379	72,734	66,348
EXPENDITURES FOR PLANT AND EQUIPMENT	43,027	65,513	68,000	69,518	86,075
WORKING CAPITAL	$557,431	$644,935	$519,023	$680,606	$761,037
Current Ratio	2.9 to 1	2.9 to 1	2.1 to 1	3.0 to 1	3.1 to 1
NUMBER OF EMPLOYEES AT YEAR-END	6,847	7,145	7,260	8,701	9,073
NUMBER OF SHAREHOLDERS AT YEAR-END	3,509	3,545	3,693	3,874	4,058
QUOTED MARKET PRICE:
High	$21.51	$33.40	$33.07	$40.38	$44.50
Low	$11.13	$12.80	$24.29	$30.01	$30.83

(1)	The amounts include the acquisitions of Victa Lawncare Pty. Limited since June 30, 2008 and certain assets of Murray, Inc. since February 11, 2005.

(2)	Share data adjusted for effect of 2-for-1 stock split effective October 29, 2004.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 2009 COMPARED TO FISCAL 2008

Net Sales

Fiscal 2009 consolidated net sales were approximately $2.09 billion, a decrease of $59.2 million compared to the previous year. This decrease is attributable to the net effect of reduced shipment volumes, primarily related to lawn and garden equipment in the Power Products segment, unfavorable currency exchange rates, primarily the Euro, and a mix of shipments reflecting lower priced units. Partially offsetting the consolidated net sales decrease were sales of $39.5 million included in the results for the first time this year from the June 30, 2008 acquisition of Victa Lawncare Pty. Ltd., increased portable generator sales volume due to weather events and pricing improvements on certain products.

Engines segment net sales were $1.41 billion compared to $1.46 billion in the prior year, a decrease of $45.8 million or 3%. This decrease is primarily the result of product shipment mix reflecting lower priced units, a small decrease in engine shipments and unfavorable currency exchange rates. Softer demand for engines for powered lawn and garden equipment was offset by the improvement in demand for engines for portable generators.

Power Products segment net sales were $892.9 million in fiscal 2009 compared to $870.4 million in fiscal 2008, an increase of $22.5 million or 3%. This increase was the result of improved pricing on certain products and favorable mix improvements, the addition of $39.5 million from the Victa Lawncare Pty. Ltd. acquisition and a 58% increase in portable generator sales volume due to weather events. Offsetting these improvements was a 45% volume decline in our shipment of premium lawn and garden equipment that was comparable to the overall industry decline.

Gross Profit

Consolidated gross profit was $333.7 million in fiscal 2009 compared to $307.3 million in fiscal 2008, an increase of $26.4 million or 9%. In fiscal 2009 a $5.8 million pretax ($3.5 million after tax) expense was recorded associated with the closing of the Jefferson and Watertown, WI manufacturing facilities. In fiscal 2008, the Company recorded a $13.3 million pretax ($8.1 million after tax) gain associated with the reduction of certain post closing employee benefit costs related to the closing of the Port Washington, Wisconsin manufacturing facility and a $19.8 million pretax ($13.5 million after tax) expense from a snow engine recall. In addition to the above items, consolidated gross profit increased primarily from enhanced pricing, lower spending and improved productivity, that was partially offset by the impact of unfavorable currency exchange rates, higher commodity costs and a mix of shipments reflecting lower margined product.

Engines segment gross profit decreased to $266.3 million in fiscal 2009 from $271.0 million in fiscal 2008, a decrease of $4.7 million. Engines segment gross profit margins increased to 18.8% in fiscal 2009 from 18.6% in fiscal 2008. As mentioned above, a $19.8 million expense was recorded in fiscal 2008 from a snow engine recall. In addition to the snow engine recall, the gross profit decrease year over year primarily resulted from $27.3 million in less favorable Euro exchange rates and higher commodity costs, partially offset by improved productivity.

The Power Products segment gross profit increased to $67.5 million in fiscal 2009 from $39.4 million in fiscal 2008, an increase of $28.1 million. The Power Products segment gross profit margins increased to 7.6% in fiscal 2009 from 4.5% in fiscal 2008. As previously mentioned, a $5.8 million expense was recorded in fiscal 2009 associated with the closing of the Jefferson and Watertown, WI manufacturing facilities and a $13.3 million gain associated with the reduction of certain post closing employee benefit costs related to the closing of the Port Washington, Wisconsin manufacturing facility was recorded in fiscal 2008. In addition to the above items, the gross profit increase primarily resulted from pricing improvements, a more favorable product mix and $9.4 million related to lower spending and improved productivity, which were partially offset by increased commodity costs and a 12% decline in sales volumes.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs decreased to $265.3 million in fiscal 2009 from $281.0 million in fiscal 2008, a decrease of $15.7 million. Engineering, selling, general and administrative costs as a percent of sales decreased to 12.7% in fiscal 2009 from 13.1% in fiscal 2008.

The decrease in engineering, selling, general and administrative expenses was primarily due to planned decreases in advertising and professional services of $14.8 million and $5.5 million, respectively, offset by an additional $7.3 million related to the Victa Lawncare Pty. Ltd. acquisition.

Interest Expense

Interest expense decreased $7.0 million in fiscal 2009 compared to fiscal 2008. The decrease is attributable to lower average borrowings between years for working capital requirements and lower average interest rates.

Other Income

Other income decreased $38.2 million in fiscal 2009 as compared to fiscal 2008. This decrease is primarily due to the $8.6 million gain on the redemption of preferred stock and $28.3 million of dividends received on this stock in 2008.

Provision for Income Taxes

The effective tax rate was 20.9% for fiscal year 2009 and 23.7% for fiscal 2008. The fiscal 2009 effective tax rate is less than the statutory 35% rate primarily due to the Company’s ability to exclude from taxable income a portion of the distributions received from investments from the resolution of prior year tax matters and increased foreign tax credits. In 2008, the effective rate was reduced due to the Company’s ability to exclude a portion of distributions received from investments and the research credit.

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

The increase in engineering, selling, general and administrative expenses was due to planned increases in salaries and benefits of $10.0 million, $2.2 million of increased engineering costs and increased selling, marketing and advertising expenses of $1.4 million.

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

Provision for Income Taxes

The effective tax rate was 23.7% for fiscal 2008 and 102.9% for fiscal 2007. The fiscal 2008 effective tax rate is less than the statutory 35% rate primarily due to the Company’s ability to exclude from taxable income a portion of the distributions received from investments and the benefit from research credits. In 2007, the combination of similar exclusion, the research credit and production activity deduction with a small pretax financial loss effectively increased the total tax (benefit) by an amount greater than the pretax loss.

Liquidity and Capital Resources

FISCAL YEARS 2009, 2008 AND 2007

Cash flows from operating activities were $172 million, $61 million and $88 million in fiscal 2009, 2008 and 2007, respectively.

The fiscal 2009 cash flows from operating activities were $111 million greater than the prior year. This increase is due to higher cash operating earnings and $50 million less of working capital requirements between years.

The fiscal 2008 cash flows from operating activities were $27 million less than the prior year. This decrease is primarily due to lower cash operating earnings, offset by $32 million less of working capital requirements between years.

Cash used by investing activities was $64 million in fiscal 2009. Cash provided by investing activities was $0.7 million in fiscal 2008. Cash used by investing activities was $67 million in fiscal 2007. These cash flows include capital expenditures of $43 million, $66 million and $68 million in fiscal 2009, 2008 and 2007, respectively. The capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products. During fiscal 2007, the Company increased its Engines segment capacity by opening a new plant in Ostrava, Czech Republic which accounted for $15 million of capital expenditures. This new plant began production in December 2006. In addition, the Power Products segment added lawn and garden product capacity with a new plant in Newbern, Tennessee that accounted for $14 million and $6 million of capital expenditures in fiscal 2008 and 2007, respectively. This plant began production in the second quarter of fiscal 2008.

In fiscal 2009, net cash of $24.8 million was used for the Victa Lawncare Pty. Ltd. acquisition. In fiscal 2008, the Company received $66 million in proceeds on the sale of an investment in preferred stock including the final dividends paid on this preferred stock.

Briggs & Stratton used cash of $123 million, $63 million and $89 million in financing activities in fiscal 2009, 2008 and 2007, respectively. The Company reduced its outstanding debt by $85 million and $19 million in fiscal 2009 and 2008, respectively. The Company paid common stock dividends of $38 million, $44 million and $44 million in fiscal 2009, 2008 and 2007, respectively. The fiscal 2009 fourth quarter dividend was reduced 50%, to $0.11 per share from the $0.22 per share paid in the past several quarters, to preserve cash in light of the continuing uncertainty in the credit markets. In fiscal 2007, Briggs & Stratton repurchased $48 million of its common shares outstanding as part of a $120 million share repurchase program authorized by the Board of Directors in fiscal 2007, which expired in February 2008.

Future Liquidity and Capital Resources

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used proceeds from the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of June 28, 2009, borrowings on the Revolver totaled $34.0 million.

In April 2009, the Board of Directors of the Company declared a quarterly dividend of eleven cents ($0.11) per share on the common stock of the Company, which was payable June 26, 2009 to shareholders of record at the close of business June 1, 2009. This quarterly dividend was reduced 50% from the prior quarter’s level. The reduced dividend is more comparable with the Company’s historical payout ratio of 50% of net income and dividend yield of 3.5%. In addition, a reduced dividend preserves cash in light of the continuing uncertainty in the credit markets. This action, along with other cash preserving initiatives, should reduce the Company’s need for additional borrowings for working capital in the near to medium term future.

On August 10, 2006, Briggs & Stratton announced its intent to initiate repurchases of up to $120 million of its common stock through open market transactions during fiscal 2007 and fiscal 2008. The Company repurchased approximately $48 million of common stock under this plan, which expired in February 2008.

Briggs & Stratton expects capital expenditures to be approximately $40 to $45 million in fiscal 2010. These anticipated expenditures reflect our plans to continue to reinvest in equipment, new products, and capacity enhancements.

The Company is not required to make any contributions to the qualified pension plan during fiscal 2010, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations and existing lines of credit will be adequate to fund Briggs & Stratton’s capital requirements for the foreseeable future.

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

Briggs & Stratton is subject to financial and operating restrictions in addition to certain financial covenants under its domestic debt agreements. As is fully disclosed in Note 9 of the Notes to Consolidated Financial Statements, these restrictions could limit our ability to: pay dividends; incur further indebtedness; create liens; enter into sale and/or leaseback transactions; consolidate or merge with other entities, sell or lease all or substantially all of our assets; and dispose of assets or the proceeds of our assets. We believe we will remain in compliance with these covenants in fiscal 2010. Briggs & Stratton has obligations concerning certain employee benefits including its pension plans, postretirement benefit obligations and deferred compensation arrangements. All of these obligations are recorded on our Balance Sheets and disclosed more fully in the Notes to Consolidated Financial Statements.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of June 28, 2009 is as follows (in thousands):

	Total	Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter
Long-Term Debt	$282,000	$-	$248,000	$34,000	$-
Interest on Long-Term Debt	39,845	22,748	17,066	31	-
Capital Leases	2,070	983	954	133	-
Operating Leases	58,313	22,752	21,617	9,444	4,500
Purchase Obligations	65,339	46,343	18,996	-	-
Consulting and Employment Agreements	989	629	360	-	-

	$448,556	$93,455	$306,993	$43,608	$4,500

Other Matters

Labor Agreement

Briggs & Stratton has collective bargaining agreements with its unions. These agreements expire at various times ranging from 2010-2013.

Emissions

The U.S. Environmental Protection Agency (EPA) has developed multiple phases of national emission standards for small air cooled engines. Briggs & Stratton currently has a complete product offering that complies with the EPA’s Phase II engine emission standards.

The EPA issued proposed Phase III standards in 2008 to further reduce engine exhaust emissions and to control evaporative emissions from small off-road engines and equipment in which they are used. The Phase III standards are similar to those adopted by the California Air Resources Board (CARB). The Phase III program requires evaporative controls in 2009 and go into full effect in 2011 for Class II engines (225 cubic centimeter displacement and larger) and 2012 for Class I engines (less than 225 cubic centimeter displacement). Briggs & Stratton does not believe the cost of compliance with the new standards will have a material adverse effect on its financial position or results of operations.

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

The European Commission adopted an engine emission Directive regulating exhaust emissions from small air cooled engines. The Directive parallels the Phase I and II regulations adopted by the U.S. EPA. Stage 1 was effective in February 2004 and Stage 2 was phased in between calendar years 2005 and 2007, with some limited extensions available for specific size and type engines until 2010. Briggs & Stratton has a full product line compliant with Stage 2. Briggs & Stratton does not believe the cost of compliance with the Directive will have a material adverse effect on its financial position or results of operations.

Critical Accounting Policies

Briggs & Stratton’s critical accounting policies are more fully described in Note 2 and Note 15 of the Notes to Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of our financial statements include a goodwill assessment, estimates as to the recovery of accounts receivable and inventory reserves, and estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, litigation and taxation.

The carrying amount of goodwill is tested annually and when events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” The Company performs impairment reviews using a fair value method for its reporting units, which have been determined to be one level below the Company’s reportable segments. The reporting units are Engine, Home Power Products and Yard Power Products. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. To estimate fair value, the Company periodically retains independent third party valuation experts. Fair value is estimated using a valuation methodology that incorporates two approaches in estimating fair value including the public guideline company method and the discounted cash flow method. The determination of fair value requires significant management assumptions and other factors including estimating future sales growth, selling prices and costs, changes in working capital, investments in property and equipment, recent stock price volatility, and the selection of an appropriate weighted average cost of capital (WACC). The WACC used for the Engine, Home Power Products and Yard Power Products reporting units were 13.05%, 13.65% and 14.65%, respectively. The estimated fair value is then compared with the carrying value of the reporting unit, including the recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at June 28, 2009 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and as such, no impairment existed.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that an asset may be impaired. Indefinite lived intangible assets are also subject to impairment testing on at least an annual basis. At June 28, 2009 there was no impairment of intangible assets.

The reserves for customer rebates, warranty, product liability, inventory and doubtful accounts are fact specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions.

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Company’s estimate of income taxes payable, deferred income taxes, and the effective tax rate is based on a complex analysis of many factors including interpretations of federal, state and foreign income tax laws, the difference between tax and financial reporting bases of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known. In addition, Federal, state and foreign taxing authorities periodically review the Company’s estimates and interpretation of income tax laws. Adjustments to the effective income tax rate and recorded tax related assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations. At the beginning of fiscal 2008, the Company adopted the provisions of Interpretations No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that a company has taken or expects to take on tax returns. As such, accruals for tax contingencies are provided for in accordance with the requirements of FIN 48.

The pension benefit obligation and related pension expense or income are calculated in accordance with SFAS No.158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132 (R)”, and are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance, which is essential in the current volatile market. Actuarial valuations at June 28, 2009 used a discount rate of 6.75% and an expected rate of return on plan assets of 8.75%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody’s Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension expense by approximately $0.2 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension expense by approximately $2.4 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that our investment performance has been in the top decile compared to other plans. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders’ equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At June 28, 2009 the fair value of plan assets was less than the projected benefit obligation by approximately $141 million.

The Company is not required to make any contributions to the qualified pension plan during fiscal 2010, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

The other postretirement benefits obligation and related expense or income are also calculated in accordance with SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” and are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $8.7 million and would increase the service and interest cost by $0.7 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $8.1 million and decrease the service and interest cost by $0.7 million.

For pension and postretirement benefits, actuarial gains and losses are accounted for in accordance with GAAP. Refer to Note 15 of the Notes to the Consolidated Financial Statements for additional discussion.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. All nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company will adopt this statement in fiscal 2010, and does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted this statement effective June 28, 2009. There was no material financial statement impact as a result of adoption.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. See the Derivative Instruments & Hedging Activity section of Note 2 – Summary of Significant Accounting Policies for more information.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. At this time, the impact of adoption of SFAS No. 160 on our consolidated financial position is being assessed.

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

In March 2007, the Emerging Issues Task Force (EITF) ratified EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, and EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. The consensus on both issues requires the Company to recognize a liability for the estimated cost, net of expected recoveries, of maintaining the split-dollar life insurance policy during the postretirement period of the employee. The Company adopted the requirements of EITF No. 06-4 and EITF No. 06-10 during fiscal 2009 and it did not have a material impact on the financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Briggs & Stratton is exposed to market risk from changes in foreign exchange rates, commodity prices and interest rates. To reduce the risk from changes in certain foreign exchange rates and commodity prices, Briggs & Stratton uses financial instruments. Briggs & Stratton does not hold or issue financial instruments for trading purposes.

Foreign Currency

Briggs & Stratton’s earnings are affected by fluctuations in the value of the U.S. dollar against various currencies, with the Japanese Yen and the Euro as the most significant. The Yen is used to purchase engines from Briggs & Stratton’s joint venture. Briggs & Stratton purchases components in Euros from third parties and receives Euros for certain products sold to European customers. Briggs & Stratton’s foreign subsidiaries’ earnings are also influenced by fluctuations of the local currency against the U.S. dollar as these subsidiaries purchase inventory from the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At June 28, 2009, Briggs & Stratton had the following forward foreign exchange contracts outstanding with the Fair Value (Gains) Losses shown (in thousands):

Hedge Currency	Notional Value	Fair Market Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	12,862	$9,235	U.S.	$154
Canadian Dollar	2,500	$2,170	U.S.	$(43)
Euro	58,450	$82,165	U.S.	$1,845
Great British Pound	750	$1,240	U.S.	$2
Japanese Yen	562,808	$5,918	U.S.	$(274)
Swedish Krona	2,500	$321	U.S.	$(6)

All of the above contracts expire within twelve months.

Fluctuations in currency exchange rates may also impact the shareholders’ investment in Briggs & Stratton. Amounts invested in Briggs & Stratton’s non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Shareholders’ Investment decreased $13.7 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 28, 2009 was approximately $126.3 million.

Commodity Prices

Briggs & Stratton is exposed to fluctuating market prices for commodities, including natural gas, copper and aluminum. The Company has established programs to manage commodity price fluctuations through contracts that fix the price of certain commodities, some of which are financial derivative instruments. The maturities of these contracts coincide with the expected usage of the commodities over the next twenty-four months.

Interest Rates

Briggs & Stratton is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions.

On June 28, 2009, Briggs & Stratton had the following short-term loan outstanding (in thousands):

Currency	Amount		Weighted Average Interest Rate
U.S. Dollars	$3,000		4.26%

This loan has a variable interest rate. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by $30 thousand.

Long-term loans, net of unamortized discount, consisted of the following (in thousands):

Description	Amount	Maturity	Weighted Average Interest Rate
8.875% Senior Notes	$247,104	March 2011	8.875%
Revolving Credit Facility	$34,000	July 2012	1.819%

The Senior Notes carry fixed rates of interest and are therefore not subject to market fluctuation. The Revolving Credit Facility has a variable interest rate. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by approximately $340 thousand.

THIS PAGE INTENTIONALLY LEFT BLANK

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JUNE 28, 2009 AND JUNE 29, 2008

(in thousands)

ASSETS	2009	2008

CURRENT ASSETS:

Cash and Cash Equivalents	$15,992	$32,468
Receivables, Less Reserves of $7,360 and $5,607, Respectively	262,934	320,568
Inventories:
Finished Products and Parts	359,429	339,186
Work in Process	109,774	177,280
Raw Materials	8,136	13,738

Total Inventories	477,339	530,204
Deferred Income Tax Asset	51,658	53,496
Prepaid Expenses and Other Current Assets	48,597	41,801

Total Current Assets	856,520	978,537

GOODWILL	253,854	248,328

INVESTMENTS	18,667	21,956

PREPAID PENSION	-	90,020

DEFERRED LOAN COSTS, Net	1,776	3,106

OTHER INTANGIBLE ASSETS, Net	92,190	90,687

LONG-TERM DEFERRED INCOME TAX ASSET	23,165	-

OTHER LONG-TERM ASSETS, Net	8,676	8,827

PLANT AND EQUIPMENT:

Land and Land Improvements	17,559	18,826
Buildings	137,749	139,876
Machinery and Equipment	827,259	838,085
Construction in Progress	13,115	16,200

	995,682	1,012,987

Less - Accumulated Depreciation	631,507	621,154

Total Plant and Equipment, Net	364,175	391,833

	$1,619,023	$1,833,294

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JUNE 28, 2009 AND JUNE 29, 2008

(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2009	2008

CURRENT LIABILITIES:

Accounts Payable	$128,151	$170,476
Short-term Debt	3,000	3,000
Accrued Liabilities:
Wages and Salaries	54,663	40,870
Warranty	30,427	34,913
Accrued Postretirement Health Care Obligation	26,343	30,621
Other	56,505	53,722

Total Accrued Liabilities	167,938	160,126

Total Current Liabilities	299,089	333,602

DEFERRED INCOME TAX LIABILITY	-	47,266

ACCRUED PENSION COST	138,811	36,173

ACCRUED EMPLOYEE BENEFITS	19,429	18,521

ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	155,443	161,684

ACCRUED WARRANTY	11,617	14,635

OTHER LONG-TERM LIABILITIES	18,846	18,335

LONG-TERM DEBT	281,104	365,555

SHAREHOLDERS’ INVESTMENT:

Common Stock -
Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	77,522	76,667
Retained Earnings	1,075,838	1,082,553
Accumulated Other Comprehensive Income (Loss)	(250,273)	(110,234)
Treasury Stock at Cost, 8,042 Shares in 2009 and 8,154 Shares in 2008	(208,982)	(212,042)

Total Shareholders’ Investment	694,684	837,523

	$1,619,023	$1,833,294

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Earnings

FOR THE FISCAL YEARS ENDED JUNE 28, 2009, JUNE 29, 2008 AND JULY 1, 2007

(in thousands, except per share data)

	2009	2008	2007

NET SALES	$2,092,189	$2,151,393	$2,156,833

COST OF GOODS SOLD	1,753,935	1,844,077	1,818,547

IMPAIRMENT CHARGE	4,575	-	43,088

Gross Profit	333,679	307,316	295,198

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	265,338	280,976	263,041

Income from Operations	68,341	26,340	32,157

INTEREST EXPENSE	(31,147)	(38,123)	(43,691)

OTHER INCOME, Net	3,215	41,392	14,836

Income Before Provision (Credit) for Income Taxes	40,409	29,609	3,302

PROVISION (CREDIT) FOR INCOME TAXES	8,437	7,009	(3,399)

NET INCOME	$31,972	$22,600	$6,701

EARNINGS PER SHARE DATA

Weighted Average Shares Outstanding	49,572	49,549	49,715

Basic Earnings Per Share	$0.64	$0.46	$0.13

Diluted Average Shares Outstanding	49,725	49,652	49,827

Diluted Earnings Per Share	$0.64	$0.46	$0.13

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JUNE 28, 2009, JUNE 29, 2008 AND JULY 1, 2007

(in thousands, except per share data)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Comprehensive Income
BALANCES, JULY 2, 2006	$579	$65,126	$1,144,683	$4,960	$(169,856)
Comprehensive Income:
Net Income	-	-	6,701	-	-	$6,701
Foreign Currency Translation Adjustments	-	-	-	4,275	-	4,275
Unrealized Loss on Derivatives	-	-	-	(765)	-	(765)
Minimum Pension Liability Adjustment, net of tax of $(1,218)	-	-	-	(1,904)	-	(1,904)

Total Comprehensive Income	-	-	-	-	-	$8,307

Cash Dividends Paid ($0.88 per share)	-	-	(43,870)	-	-
Purchase of Common Stock for Treasury	-	-	-	-	(48,232)
Stock Option Activity, net of tax	-	7,226	-	-	3,725
Restricted Stock	-	(559)	-	-	436
Amortization of Unearned Compensation	-	1,023	-	-	-
Deferred Stock	-	326	-	-	-
Shares Issued to Directors	-	7	-	-	90
Adjustment to Initially Apply SFAS 158, net of tax of $(86,643)	-	-	-	(135,517)	-

BALANCES, JULY 1, 2007	$579	$73,149	$1,107,514	$(128,951)	$(213,837)
Comprehensive Income:
Net Income	-	-	22,600	-	-	$22,600
Foreign Currency Translation Adjustments	-	-	-	10,846	-	10,846
Unrealized Gain on Derivatives	-	-	-	5,550	-	5,550
Change in Pension and Postretirement Plans, net of tax of $1,483	-	-	-	2,321	-	2,321

Total Comprehensive Income	-	-	-	-	-	$41,317

Cash Dividends Paid ($0.88 per share)	-	-	(43,560)	-	-
Stock Option Activity, net of tax	-	3,230	-	-	1,065
Restricted Stock	-	(974)	-	-	638
Amortization of Unearned Compensation	-	1,117	-	-	-
Deferred Stock	-	142	-	-	-
Shares Issued to Directors	-	3	-	-	92
Adoption of FIN 48	-	-	(4,001)	-	-

BALANCES, JUNE 29, 2008	$579	$76,667	$1,082,553	$(110,234)	$(212,042)
Comprehensive Income:
Net Income	-	-	31,972	-	-	$31,972
Foreign Currency Translation Adjustments	-	-	-	(13,684)	-	(13,684)
Unrealized Loss on Derivatives	-	-	-	(7,576)	-	(7,576)
Change in Pension and Postretirement Plans, net of tax of $75,953	-	-	-	(118,779)	-	(118,779)

Total Comprehensive Income (Loss)	-	-	-	-	-	$(108,067)

Cash Dividends Paid ($0.77 per share)	-	-	(38,171)	-	-
Stock Option Activity, net of tax	-	1,760	-	-	-
Restricted Stock	-	(3,075)	-	-	2,880
Amortization of Unearned Compensation	-	1,097	-	-	-
Deferred Stock	-	1,142	-	-	160
Shares Issued to Directors	-	(69)	-	-	20
Adoption of EITF 06-4 and 06-10	-	-	(516)	-	-

BALANCES, JUNE 28, 2009	$579	$77,522	$1,075,838	$(250,273)	$(208,982)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JUNE 28, 2009, JUNE 29, 2008 AND JULY 1, 2007

(in thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$31,972	$22,600	$6,701
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	67,803	68,886	74,314
Stock Compensation Expense	3,999	4,563	8,484
Impairment Charge	4,575	-	43,088
Loss of Unconsolidated Affiliates	(1,526)	(3,587)	(3,303)
Dividends Received from Unconsolidated Affiliates	5,211	2,799	4,879
Loss on Disposition of Plant and Equipment	2,514	2,708	2,939
Gain on Sale of Investment	-	(36,960)	-
(Gain) Loss on Curtailment of Employee Benefits	1,190	(13,288)	-
(Provision) Credit for Deferred Income Taxes	7,368	10,506	(17,447)
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
(Increase) Decrease in Receivables	59,809	6,906	(53,972)
Decrease in Inventories	61,810	18,390	7,132
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(13,152)	9,954	11,558
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	(45,318)	(22,157)	16,618
Change in Accrued/Prepaid Pension	(8,441)	(2,258)	(8,391)
Other, Net	(5,394)	(7,773)	(4,761)

Net Cash Provided by Operating Activities	172,420	61,289	87,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(43,027)	(65,513)	(68,000)
Cash Paid for Acquisition, Net of Cash Acquired	(24,757)	-	-
Proceeds Received on Disposition of Plant and Equipment	3,659	680	599
Proceeds Received on Sale of Investment	-	66,011	-
Other, Net	(348)	(503)	-

Net Cash Provided (Used) by Investing Activities	(64,473)	675	(67,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments on Loans, Notes Payable and Long-Term Debt	(85,077)	(19,062)	(473)
Issuance Cost of Amended Revolver	-	(1,286)	-
Cash Dividends Paid	(38,171)	(43,560)	(43,870)
Stock Option Exercise Proceeds and Tax Benefits	-	991	3,694
Treasury Stock Purchases	-	-	(48,232)

Net Cash Used by Financing Activities	(123,248)	(62,917)	(88,881)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,175)	3,952	2,821

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,476)	2,999	(65,622)
CASH AND CASH EQUIVALENTS:
Beginning of Year	32,468	29,469	95,091

End of Year	$15,992	$32,468	$29,469

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$31,169	$40,332	$43,169

Income Taxes Paid	$4,107	$4,032	$12,102

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

FOR THE FISCAL YEARS ENDED JUNE 28, 2009, JUNE 29, 2008 AND JULY 1, 2007

(1)  Nature of Operations:

Briggs & Stratton (the “Company”) is a U.S. based producer of air cooled gasoline engines and engine powered outdoor equipment. The engines are sold worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. The Company’s Power Products segment designs, manufacturers and markets a wide range of outdoor power equipment and related accessories.

(2)  Summary of Significant Accounting Policies:

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Fiscal years 2009, 2008 and 2007 were all 52 weeks long. All references to years relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents: This caption includes cash, commercial paper and certificates of deposit. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Bank overdrafts of $0.2 million and $2.2 million are included in accounts payable at June 28, 2009 and June 29, 2008, respectively.

Receivables: Receivables are recorded at their original carrying value less reserves for estimated uncollectible accounts.

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 46% of total inventories at June 28, 2009 and 53% of total inventories at June 29, 2008. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $59.2 million and $72.1 million higher in fiscal 2009 and 2008, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.

Goodwill and Other Intangible Assets: Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engine, Home Power Products and Yard Power Products and have goodwill at June 28, 2009 of $136.3 million, $86.9 million, and $30.7 million, respectively. Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are comprised of trademarks, patents and customer relationships. Goodwill and trademarks, which are considered to have indefinite lives are not amortized; however, both must be tested for impairment annually. Amortization is recorded on a straight-line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of thirteen years. The customer relationships have been assigned an estimated useful life of twenty-five years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired. The Company performed the required impairment tests in fiscal 2009, 2008 and 2007, and found no impairment of the assets.

Investments: This caption represents the Company’s investment in its 30% and 50% owned joint ventures. Until the second quarter of fiscal 2008, investments also included preferred stock in privately held Metal Technologies Holding Company, Inc. (MTHC). The investments in the joint ventures are accounted for under

Notes…

the equity method. During the second quarter of fiscal 2008, the Company and MTHC entered into a Class B Preferred Share Redemption Agreement that provided for MTHC to pay all dividends in arrears on the 45,000 MTHC Class B preferred shares held by the Company and redeem the shares in exchange for a payment to the Company. The shares were received as part of the payment from MTHC when it acquired certain foundry operations of the Company in 1999. The Company received $66.0 million, resulting in a $37.0 million gain ($29.0 million after tax) on this redemption of preferred stock and final dividend payment.

Deferred Loan Costs: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the straight-line method over periods ranging from three to ten years. Accumulated amortization related to outstanding debt instruments amounted to $12.5 million as of June 28, 2009 and $14.0 million as of June 29, 2008.

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

Impairment of Property, Plant and Equipment: Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no adjustments to the carrying value of property, plant and equipment in fiscal 2008. Refer to Note 18 of the Notes to Consolidated Financial Statements for impairment charges recognized in fiscal 2009 and 2007.

Warranty: The Company recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. In fiscal 2008 and 2007, the Company incurred $19.8 million and $5.0 million, respectively, of expenses to accrue for current and future warranty claims related to a snow thrower engine recall. The snow thrower engines were recalled due to a potential risk of fire. The amounts accrued were to repair the units to eliminate the potential fire hazard. As of June 28, 2009, the Consolidated Balance Sheet includes $1.2 million of reserves for this specific engine warranty matter. Product liability reserves totaling less than $50,000 have been accrued for product liability matters related to this recall as the Company has had minimal product liability claims asserted for nominal amounts related to the snow engine recall. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	2009	2008
Balance, Beginning of Period	$49,548	$54,566
Payments	(34,255)	(50,263)
Provision for Current Year Warranties	28,623	47,402
Credit for Prior Years Warranties	(1,872)	(2,157)

Balance, End of Period	$42,044	$49,548

Revenue Recognition: Net sales include sales of engines, power products, and related service parts and accessories, net of allowances for cash discounts, customer volume rebates and discounts, floor plan interest

Notes…

and advertising allowances. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” as amended, the Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, except for certain international shipments, where revenue is recognized when the customer receives the product.

Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by Briggs & Stratton as a marketing incentive for customers to buy inventory. The financing costs included in net sales in fiscal 2009, 2008 and 2007 were $6.2 million, $9.1 million and $13.1 million, respectively.

The Company also offers a variety of customer rebates and sales incentives. The Company records estimates for rebates and incentives at the time of sale, as a reduction in net sales.

Income Taxes: The Provision (Credit) for Income Taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Deferred Income Tax Asset (Liability) represents temporary differences relating to current assets and current liabilities, and the Long-Term Deferred Income Tax Asset (Liability) represents temporary differences related to noncurrent assets and liabilities.

Retirement Plans: The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Retirement benefits represent a form of deferred compensation, which are subject to change due to changes in assumptions. Management reviews underlying assumptions on an annual basis. Refer to Note 15 of the Notes to Consolidated Financial Statements.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $23.0 million in fiscal 2009, $26.5 million in fiscal 2008 and $25.7 million in fiscal 2007.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $19.2 million in fiscal 2009, $34.0 million in fiscal 2008 and $31.5 million in fiscal 2007.

The Company reports co-op advertising expense as a reduction in net sales. Co-op advertising expense reported as a reduction in net sales totaled $1.4 million in fiscal 2009, $10.2 million in fiscal 2008 and $11.4 million in fiscal 2007.

Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales. Shipping fee revenue for fiscal 2009, 2008 and 2007 was $4.3 million, $4.8 million and $4.3 million, respectively.

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

The shares outstanding used to compute diluted earnings per share for fiscal 2009, 2008 and 2007 excludes outstanding options to purchase 4,305,681, 3,885,321 and 2,722,091 shares of common stock, respectively, with weighted average exercise prices of $29.53, $31.96 and $35.64, respectively. These options are excluded because their exercise prices are greater than the average market price of the common shares, and their inclusion in the computation would be antidilutive.

Notes…

Information on earnings per share is as follows (in thousands):

	Fiscal Year Ended
	June 28, 2009	June 29, 2008	July 1, 2007
Net Income Used in Basic and Diluted Earnings Per Share	$31,972	$22,600	$6,701

Average Shares of Common Stock Outstanding	49,572	49,549	49,715
Incremental Common Shares Applicable to Common Stock Options Based on the Common Stock Average Market Price During the Period	-	1	16
Incremental Common Shares Applicable to Deferred and Restricted Common Stock Based on the Common Stock Average Market Price During the Period	153	102	96

Diluted Average Common Shares Outstanding	49,725	49,652	49,827

Comprehensive Income (Loss): Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income and Accumulated Other Comprehensive Income (Loss) which encompasses net income, cumulative translation adjustments, unrealized gain (loss) on derivatives and unrecognized pension and postretirement obligations in the Consolidated Statements of Shareholders’ Investment. The Company’s implementation of SFAS No. 158 on July 1, 2007 affected Accumulated Other Comprehensive Income (Loss) by recognizing the funded status of the Company’s defined benefit pension and other postretirement plans. Information on Accumulated Other Comprehensive Income (Loss) is as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Minimum Pension Liability Adjustment	Unrecognized Pension and Postretirement Obligation	Accumulated Other Comprehensive Income (Loss)
Balance at July 2, 2006	$7,524	$(336)	$(2,228)	$-	$4,960
Fiscal Year Change	4,275	(765)	2,228	(139,649)	(133,911)

Balance at July 1, 2007	11,799	(1,101)	-	(139,649)	(128,951)
Fiscal Year Change	10,846	5,550	-	2,321	18,717

Balance at June 29, 2008	22,645	4,449	-	(137,328)	(110,234)
Fiscal Year Change	(13,684)	(7,576)	-	(118,779)	(140,039)

Balance at June 28, 2009	$8,961	$(3,127)	$-	$(256,107)	$(250,273)

Derivative Instruments & Hedging Activity: Derivatives are recorded on the Balance Sheets as assets or liabilities, measured at fair value. The Company enters into derivative contracts designated as cash flow hedges to manage certain currency and commodity exposures.

Changes in the fair value of cash flow hedges to manage its foreign currency exposure are recorded on the Consolidated Statements of Earnings or as a component of Accumulated Other Comprehensive Income (Loss). The amounts included in Accumulated Other Comprehensive Income (Loss) are reclassified into income when the forecasted transactions occur. These forecasted transactions represent the exporting of products for which Briggs & Stratton will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Statements of Earnings. These instruments generally do not have a maturity of more than twelve months.

The Company manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, the Company hedges up to 90% of its anticipated monthly natural gas usage along with a pool of other companies. The Company does not hold any actual futures contracts, and actual delivery of natural gas is not required of the participants in the program. Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by the Company in the period. The fair value of the underlying

Notes…

NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Income (Loss), which are reclassified into the income statement as the monthly cash settlements occur and actual natural gas is consumed. These contracts generally do not have a maturity of more than twenty-four months.

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges up to 90% of its anticipated copper usage, and the fair value of outstanding futures contracts is reflected as an asset or liability on the accompanying Consolidated Balance Sheets based on NYMEX prices. Changes in fair value are reflected as a component of Accumulated Other Comprehensive Income (Loss) if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Statements of Earnings. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made. These contracts generally do not have a maturity of more than twenty-four months.

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

As of June 28, 2009, the Company had the following outstanding derivative contracts (in thousands):

Contract		Quantity
Foreign Currency:
Australian Dollar	Sell	12,862	AUD
Canadian Dollar	Sell	2,500	CAD
Euro	Sell	58,450	EUR
Great British Pound	Buy	750	GBP
Japanese Yen	Buy	562,808	JPY
Swedish Krona	Buy	2,500	SEK
Commodity:
Copper	Buy	525	Pounds
Natural Gas	Buy	11,207	Therms

As of June 28, 2009 and for the year ended June 28, 2009, the Company’s derivative contracts had the following impact on the Consolidated Balance Sheet and the Consolidated Statement of Earnings (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts	Other Current Assets	$445	Accrued Liabilities	$2,123
Commodity contracts	Other Current Assets	378	Accrued Liabilities	2,131
Commodity contracts	Other Long-Term Assets, Net	-	Other Long-Term Liabilities	385

		$823		$4,639

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
Foreign currency contracts	$149	Net Sales	$11,707
Foreign currency contracts	(1,138)	Cost of Goods Sold	233
Commodity contracts	(2,138)	Cost of Goods Sold	(3,535)

	$(3,127)		$8,405

Of the $3.1 million loss detailed above that is currently recognized in Other Comprehensive Loss, the Company expects to reclassify approximately $2.7 million into earnings within the next twelve months.

Notes…

Any ineffectiveness incurred upon inception of the Company’s derivative contracts is negligible. The Company recognized a $0.3 million loss in earnings in fiscal 2009 related to dedesignating certain contracts when overhedging situations occurred.

New Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a Replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the Codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. All guidance contained in the Codification carries an equal level of authority. The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. All nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for interim or annual financial periods ending after September 15, 2009. The Company will adopt this statement in fiscal 2010, and does not anticipate adoption will have a material impact on its consolidated financial position, results of operations or liquidity.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for the disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and is applied prospectively. The Company adopted this statement effective June 28, 2009. There was no material financial statement impact as a result of adoption.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 is intended to help investors better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. See the Derivative Instruments & Hedging Activity section of Note 2 – Summary of Significant Accounting Policies for more information.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS No. 160). SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. At this time, the impact of adoption of SFAS No. 160 on our consolidated financial position is being assessed.

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

In March 2007, the Emerging Issues Task Force (EITF) ratified EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”,

Notes…

and EITF No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements”. The consensus on both issues requires the Company to recognize a liability for the estimated cost, net of expected recoveries, of maintaining the split-dollar life insurance policy during the postretirement period of the employee. The Company adopted the requirements of EITF No. 06-4 and EITF No. 06-10 during fiscal 2009 and it did not have a material impact on the financial statements.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

(3)	Acquisitions:

On June 30, 2008 the Company, through its wholly owned subsidiary Briggs & Stratton Australia, Pty. Limited, acquired Victa Lawncare Pty. Limited (Victa) of Sydney, Australia from GUD Holdings Limited for total consideration of $24.8 million in net cash. Victa is a leading designer, manufacturer and marketer of a broad range of outdoor power equipment used in consumer lawn and garden applications in Australia and New Zealand. Victa’s products are sold at large retail stores and independent dealers. The Company financed the transaction from cash on hand and its existing credit facilities. Victa is included in the Power Products segment.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to identifiable assets acquired and liabilities assumed based upon their estimated fair values, with the excess purchase price recorded as goodwill, none of which is tax deductible. This goodwill is recorded within the Engines segment. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Assets Acquired:
Current Assets	$14,057
Property, Plant & Equipment	5,357
Goodwill	8,063
Other Intangible Assets	4,068

Total Assets Acquired	31,545
Liabilities Assumed:
Current Liabilities	6,788

Total Liabilities Assumed	6,788

Net Assets Acquired	$24,757

(4)	Fair Value Measurements:

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

Notes…

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2009 (in thousands):

		Fair Value Measurement Using
	June 28, 2009	Level 1	Level 2	Level 3
Assets:
Derivatives	$823	$445	$378	$-
Liabilities:
Derivatives	4,639	2,123	2,516	-

The Company has adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

(5)  Goodwill and Other Intangible Assets:

Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engine, Home Power Products and Yard Power Products and have goodwill at June 28, 2009 of $136.3 million, $86.9 million and $30.7 million, respectively.

The changes in the carrying amount of goodwill for the fiscal years ended June 28, 2009 and June 29, 2008 are as follows (in thousands):

	2009	2008
Beginning Goodwill Balance	$248,328	$250,107
Victa Acquisition	7,305	-
Tax Benefit on Amortization	(1,779)	(1,779)

Ending Goodwill Balance	$253,854	$248,328

The Company’s other intangible assets for the years ended June 28, 2009 and June 29, 2008 are as follows (in thousands):

	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$13,601	$(5,843)	$7,758	$13,281	$(4,638)	$8,643
Customer Relationships	17,910	(3,582)	14,328	17,910	(2,866)	15,044
Miscellaneous	279	(279)	-	279	(279)	-

Total Amortized Intangible Assets	31,790	(9,704)	22,086	31,470	(7,783)	23,687

Unamortized Intangible Assets:
Trademarks/Brand Names	70,104	-	70,104	67,000	-	67,000

Total Unamortized Intangible Assets	70,104	-	70,104	67,000	-	67,000

Total Intangible Assets	$101,894	$(9,704)	$92,190	$98,470	$(7,783)	$90,687

Amortization expense of other intangible assets amounts to approximately $1.9 million, $1.9 million and $2.0 million in 2009, 2008, and 2007, respectively.

Notes…

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2010	$1,905
2011	1,905
2012	1,905
2013	1,905
2014	1,905

$9,525

(6)  Income Taxes:

The provision (credit) for income taxes consists of the following (in thousands):

	2009	2008	2007

Current
Federal	$(1,152)	$(5,800)	$11,861
State	(336)	3	961
Foreign	2,557	2,300	1,226

	1,069	(3,497)	14,048
Deferred	7,368	10,506	(17,447)

	$8,437	$7,009	$(3,399)

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:
	2009	2008	2007

U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	0.8%	2.4%	14.4%
Foreign Tax Benefits	(4.3%)	3.4%	(6.0%)
Benefit on Dividends Received	(1.5%)	(22.3%)	48.7%
Current Year FIN 48 Changes	(7.5%)	-	-
Other	(1.6%)	5.2%	10.8%

Effective Tax Rate	20.9%	23.7%	102.9%

The components of deferred income taxes were as follows (in thousands):

Current Asset (Liability):	2009	2008
Difference Between Book and Tax Related to:
Inventory	$16,624	$16,674
Payroll Related Accruals	7,768	3,279
Warranty Reserves	11,839	14,010
Workers Compensation Accruals	2,482	2,976
Other Accrued Liabilities	17,469	22,508
Pension Cost	1,031	1,022
Miscellaneous	(5,555)	(6,973)

Deferred Income Tax Asset	$51,658	$53,496

Notes…

Long-Term Asset (Liability):	2009	2008
Difference Between Book and Tax Related to:
Pension Cost	$43,185	$(31,270)
Accumulated Depreciation	(49,218)	(50,606)
Intangibles	(71,686)	(68,358)
Accrued Employee Benefits	28,472	25,836
Postretirement Health Care Obligation	59,404	62,736
Warranty	4,530	5,707
Valuation Allowance	(6,712)	(3,788)
Net Operating Loss Carryforwards	7,073	3,788
Miscellaneous	8,117	8,689

Deferred Income Tax Asset (Liability)	$23,165	$(47,266)

The deferred tax assets that were generated as a result of foreign income tax loss carryforwards and tax incentives in the amount of $7.1 million are potentially not useable by certain foreign subsidiaries. If not utilized against taxable income, $6.9 million will expire from 2010 through 2020. The remaining $0.2 million has no expiration date. In addition, a deferred tax asset of $0.7 million was generated as a result of state income tax carryforwards. If not utilized against future taxable income, this amount will expire from 2010 through 2030. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. Management believes that realization of certain foreign deferred tax assets is unlikely, therefore valuation allowances were established in the amount of $6.7 million.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries that are indefinitely reinvested in foreign operations. These undistributed earnings amounted to approximately $35.5 million at June 28, 2009. If these earnings were remitted to the U.S., they would be subject to U.S. income tax. However, this tax would be less than the U.S. statutory income tax because of available foreign tax credits.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), at the beginning of fiscal year 2008. As a result of the implementation, the Company recognized a $4.0 million increase in the net liability for unrecognized tax benefits. This increase was accounted for as a decrease to the July 1, 2007 balance of retained earnings.

The change to the total unrecognized tax benefits of the Company during the fiscal year ended June 28, 2009 is reconciled as follows:

Uncertain Tax Positions:
(in thousands)
Beginning Balance	$19,205
Changes based on tax positions related to prior year	(575)
Resolution of prior year tax matters	(2,664)
Additions based on tax positions related to current year	1,306
Settlements with taxing authorities	(827)
Impact of changes in foreign exchange rates and interest accruals	(312)

Balance at June 28, 2009	$16,133

As of June 28, 2009, the Company had $24.1 million of gross unrecognized tax benefits. Of this amount, $15.8 million represents the portion that, if recognized, would impact the effective tax rate. As of June 28, 2009, the Company had $6.3 million accrued for the payment of interest and penalties.

The Company is regularly audited by federal, state and foreign tax authorities. The Company’s taxable years 2006, 2007 and 2008 are currently under IRS audit.

Notes…

(7)	Segment and Geographic Information and Significant Customers:

The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2009	2008	2007
NET SALES:
Engines	$1,414,113	$1,459,882	$1,447,051
Power Products	892,887	870,403	889,976
Eliminations	(214,811)	(178,892)	(180,194)

	$2,092,189	$2,151,393	$2,156,833

GROSS PROFIT ON SALES:
Engines	$266,289	$270,961	$216,910
Power Products	67,479	39,376	80,359
Eliminations	(89)	(3,021)	(2,071)

	$333,679	$307,316	$295,198

INCOME (LOSS) FROM OPERATIONS:
Engines	$83,411	$69,455	$26,514
Power Products	(14,981)	(40,094)	5,958
Eliminations	(89)	(3,021)	(315)

	$68,341	$26,340	$32,157

ASSETS:
Engines	$1,099,653	$1,302,986	$1,310,020
Power Products	700,651	1,150,040	1,051,992
Eliminations	(181,281)	(619,732)	(477,544)

	$1,619,023	$1,833,294	$1,884,468

CAPITAL EXPENDITURES:
Engines	$32,032	$36,998	$45,848
Power Products	10,995	28,515	22,152

	$43,027	$65,513	$68,000

DEPRECIATION & AMORTIZATION:
Engines	$49,045	$48,922	$54,757
Power Products	18,758	19,964	19,557

	$67,803	$68,886	$74,314

Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2009	2008	2007
United States	$1,589,223	$1,584,635	$1,685,050
All Other Countries	502,966	566,758	471,783

Total	$2,092,189	$2,151,393	$2,156,833

Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales, respectively:

	2009		2008		2007
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$316,021	15%	$336,271	16%	$443,393	21%
MTD	203,254	10%	183,554	9%	206,291	10%

	$519,275	25%	$519,825	25%	$649,684	31%

Notes…

(8)  Leases:

The Company leases certain facilities, vehicles, and equipment under both capital and operating leases. Assets held under capital leases are included in Plant and Equipment and are charged to depreciation and interest over the life of the lease. Related liabilities are included in Other Accrued Liabilities and Other Long-Term Liabilities. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2009, 2008 and 2007 was $24.7 million, $25.0 million and $22.5 million, respectively.

Future minimum lease commitments for all non-cancelable leases as of June 28, 2009 are as follows (in thousands):

Fiscal Year	Operating	Capital
2010	$22,752	$983
2011	13,298	551
2012	8,319	403
2013	5,534	133
2014	3,910	–
Thereafter	4,500	–

Total future minimum lease commitments	$58,313	2,070

Less: Interest		263

Present value of minimum capital lease payments		$1,807

(9)  Indebtedness:

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement (Credit Agreement). See further discussion in Note 17 of the Notes to the Consolidated Financial Statements. As of June 28, 2009 and June 29, 2008, borrowings under the credit facility totaled $34.0 million and $99.1 million, respectively.

Borrowings under the credit facility by the Company bear interest at a rate per annum equal to, at its option, either:

(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 0.50% to 1.00%, depending upon the rating of the Company’s long-term debt by Standard & Poor’s Rating group, a division of McGraw-Hill Companies (S&P) and Moody’s Investors Service, Inc. (Moody’s), or the Company’s average leverage ratio; or

(2) the higher of (a) the federal funds rate plus 0.50% or (b) the bank’s prime rate.

In addition, the Company is subject to a 0.10% to 0.20% commitment fee and a 0.50% to 1.00% letter of credit fee, depending on the Company’s long-term credit ratings or the Company’s average leverage ratio.

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $15.6 million, expire at various times throughout fiscal 2010 and are renewable. None of these arrangements had material commitment fees or compensating balance requirements. Borrowings using these lines of credit are included in short-term debt. Outstanding balances are as follows (in thousands):

	2009	2008
Balance at Fiscal Year-End	$3,000	$3,000
Weighted Average Interest Rate at Fiscal Year-End	4.26%	5.11%

Notes…

The Long-Term Debt caption consists of the following (in thousands):

	2009	2008
8.875% Senior Notes Due March 2011, Net of Unamortized Discount of $896 in 2009 and $1,522 in 2008	$247,104	$266,478
Borrowings on Revolving Credit Facility Due July 2012	34,000	99,077

Total Long-Term Debt	$281,104	$365,555

In May 2001, the Company issued $275 million of 8.875% Senior Notes due March 15, 2011. No principal payments are due before the maturity date; however, the Company repurchased $5.0 million of the bonds in the second quarter of fiscal 2006, $2.0 million in the second quarter of fiscal 2008 and $20.0 million in the second quarter of fiscal 2009, after receiving unsolicited offers from bondholders.

The indenture for the 8.875% Senior Notes and the Credit Agreement for the credit facility (collectively, the “Domestic Indebtedness”) each include a number of financial and operating restrictions. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The credit facility contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of June 28, 2009, the Company was in compliance with these covenants.

Additionally, under the terms of the indentures and Credit Agreements governing the Domestic Indebtedness, Briggs & Stratton Power Products Group, LLC became a joint and several guarantor of amounts outstanding under the Domestic Indebtedness. Refer to Note 17 of the Notes to Consolidated Financial Statements for subsidiary guarantor financial information.

(10)  Other Income:

The components of other income (expense) are as follows (in thousands):

	2009	2008	2007
Interest Income	$1,081	$1,506	$1,916
Income on Preferred Stock	–	28,346	10,000
Equity in Earnings from Unconsolidated Affiliates	1,526	3,588	3,303
Gain on Share Redemption	–	8,622	–
Other Items	608	(670)	(383)

Total	$3,215	$41,392	$14,836

(11)  Commitments and Contingencies:

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $2.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. On June 28, 2009 and June 29, 2008, the reserve for product and general liability claims (which includes asbestos-related liabilities) was $7.1 million and $6.3 million, respectively. Because there is inherent uncertainty as to the eventual resolution of unsettled claims, no reasonable range of possible losses can be determined. Management does not anticipate that these claims, excluding the impact of insurance proceeds and reserves, will have a material adverse effect on the financial condition or results of operations of the Company.

In October 1998, the Company joined seventeen other companies in guaranteeing a $17.9 million letter of credit issued as a guarantee of certain City of Milwaukee Revenue Bonds used to develop a residential rental property. The Revenue Bonds were issued on behalf of a not-for-profit organization established to manage the project and rental property post construction. The revenues from the rental property are used to fund operating expenses and all debt service requirements. The Company’s share of the guarantee and the

Notes…

maximum exposure to the Company under the agreement was $1.8 million. In January 2009, a substitute letter of credit was issued that did not require a guarantee; however, it did require that the back-up reserve remains in place. The Company’s share of the back-up reserve is $50,000. The letter of credit will expire in January 2014.

Certain independent dealers and distributors finance inventory purchases through a third party financing company. Briggs & Stratton has indemnified the third party finance company against credit default. The Company’s maximum exposure under this agreement due to customer credit default in a fiscal year is $1.7 million. In fiscal 2009 and fiscal 2008, the third party financing company provided financing for $194.2 million and $232.3 million of Briggs & Stratton product, respectively. As of June 28, 2009 and June 29, 2008, there were $166.4 million and $179.3 million, respectively, in receivables outstanding under this arrangement. Briggs & Stratton made no payments for customer credit defaults under this indemnity agreement in fiscal 2009 or fiscal 2008.

Certain of the Company’s vendors in Asia require their customers to obtain letters of credit, payable upon shipment of the product. At the end of fiscal 2009, the Company had two letters of credit issued by Comerica Bank, totaling $7.3 million. At the end of fiscal 2008, the Company had four letters of credit issued by Comerica Bank, totaling $4.7 million. The products ordered typically arrive in partial shipments spanning several months, with payment initiated at the time the vendor provides documentation to the bank of the quantity and occurrence of shipment.

Starting with the first complaint in June 2004, various plaintiff groups have filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging, among other things, that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines. In May 2008, a putative nationwide class of plaintiffs pursuing these claims was dismissed by Judge Murphy of the United States District Court for the Southern District of Illinois. Since that time, plaintiffs have filed 66 separate actions in 49 states across the country seeking to certify 52 separate classes of all persons in each of the 50 states, Puerto Rico and the District of Columbia who purchased a lawnmower containing a gasoline combustion engine up to 30 horsepower from 1994 to the present. In these various actions, plaintiffs seek injunctive relief, compensatory and punitive damages, and attorneys’ fees. Plaintiffs have also filed state and federal antitrust and RICO claims and seek a nationwide class based on these claims. However, in May 2008 Judge Murphy dismissed similar RICO claims with prejudice.

On September 25, 2008, the Company, along with several other defendants, filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all pending actions, and any subsequently filed similar actions, to a single federal court for coordinated pretrial proceedings. On December 5, 2008, the Multidistrict Litigation Panel granted the motion and transferred the cases to Judge Adelman of the United States District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999). On January 27, 2009, Judge Adelman held an initial hearing in the action. At that hearing, the court appointed lead plaintiffs’ class counsel, liaison counsel for defendants, and entered a stay of all litigation in all cases for 120 days so that the parties may conduct mediation in an effort to resolve all outstanding litigation. Since that order, on May 28, 2009 the Court entered an additional stay until August 28, 2009 to allow those mediation efforts to continue. The Company has yet to answer or otherwise plead in response to any of the complaints filed to date.

(12)  Stock Incentives:

Effective July 2, 2007, the Company adopted the Powerful Solution Incentive Compensation Program. The Company previously adopted an Incentive Compensation Plan, effective October 20, 2004, under which 4,000,000 shares of common stock (8,000,000 shares as a result of the 2-for-1 stock split) were reserved for future issuance. Prior to October 20, 2004, the Company had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance. The adoption of the Incentive Compensation Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero. However, as of June 28, 2009, there were 2,110,383 outstanding option and restricted stock awards granted under the Stock Incentive Plan that are or may become exercisable in the future. No additional shares of common stock

Notes…

were reserved for future issuance under the Powerful Solution Incentive Compensation Program. In accordance with the three plans, the Company can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock and cash bonus awards subject to certain annual limitations. The plans also allow the Company to issue directors non-qualified stock options and directors’ fees in stock.

During fiscal 2009, 2008 and 2007, the Company recognized stock based compensation expense of approximately $4.0 million, $4.6 million and $8.5 million, respectively.

On the grant date, the exercise price of each stock option issued exceeds the market value of the stock. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and standard industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

Options Granted During	2009	2008	2007
Grant Date Fair Value (Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)	$1.93	$5.31	$5.46

Assumptions:
Risk-free Interest Rate	3.1%	4.5%	5.0%
Expected Volatility	32.7%	26.4%	27.4%
Expected Dividend Yield	6.5%	3.1%	3.2%
Expected Term (In Years)	5.0	5.1	5.0

Information on the options outstanding is as follows:

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, July 2, 2006	2,943,433	$32.05

Granted During the Year	554,020	29.87
Exercised During the Year	(143,332)	23.36
Expired During the Year	(24,442)	33.26

Balance, July 1, 2007	3,329,679	$32.05

Granted During the Year	596,590	30.81
Exercised During the Year	(40,948)	23.11
Expired During the Year	–	–

Balance, June 29, 2008	3,885,321	$31.96

Granted During the Year	729,990	14.83
Exercised During the Year	–	–
Expired During the Year	(309,630)	25.35

Balance, June 28, 2009	4,305,681	$29.53	3.50	$ –

Exercisable, June 28, 2009	2,448,281	$33.52	3.68	$ –

Notes…

No options were exercised in fiscal 2009. The total intrinsic value of options exercised during the fiscal years ended 2008 and 2007 was $0.3 million and $0.8 million, respectively. The exercise of options resulted in cash receipts of $0.9 million and $3.3 million in fiscal 2008 and 2007, respectively.

Grant Summary
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2003	8-13-02	8-13-05	8-13-09	$23.35	280,460
2004	8-15-03	8-15-06	8-15-13	30.44	758,320
2005	8-13-04	8-13-07	8-13-14	36.68	1,063,620
2006	8-16-05	8-16-08	8-16-10	38.83	345,881
2007	8-15-06	8-15-09	8-15-11	29.87	534,820
2008	8-14-07	8-14-10	8-31-12	30.81	592,590
2009	8-19-08	8-19-11	8-31-13	14.83	729,990

Below is a summary of the status of the Company’s nonvested shares as of June 28, 2009, and changes during the year then ended:

	Deferred Stock		Restricted Stock		Stock Options
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares, June 29, 2008	31,597	$34.80	143,977	$32.11	1,481,291	$5.85
Granted	124,879	13.51	118,975	13.51	729,990	1.93
Cancelled	(500)	13.51	(1,750)	21.75	(8,000)	5.39
Vested	(5,922)	13.51	(37,217)	31.17	(345,881)	7.37

Nonvested shares, June 28, 2009	150,054	$17.99	223,985	$22.47	1,857,400	$4.02

As of June 28, 2009, there was $3.1 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 1.9 years. The total fair value of shares vested during fiscal 2009 and 2008 was $3.1 million and $13.4 million, respectively.

Under the plans, the Company has issued restricted stock to certain employees. During fiscal years 2009, 2008 and 2007, the Company has issued 118,975, 32,550 and 21,425 shares, respectively. The restricted stock vests on the fifth anniversary date of the issue provided the recipient is still employed by the Company. The aggregate market value on the date of issue is approximately $1.6 million, $0.9 million and $0.6 million in fiscal 2009, 2008 and 2007, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the plans, the Company may also issue deferred stock to its directors in lieu of directors fees. The Company has issued 47,744, 3,521 and 3,497 shares in fiscal 2009, 2008 and 2007, respectively, under this provision of the plans.

Under the Incentive Compensation Plan, the Company may also issue deferred stock to its officers and key employees. The Company has issued 77,135 and 2,207 shares in fiscal 2009 and 2008, respectively, under this provision. The aggregate market value on the date of issue was approximately $1.0 million and $0.1 million, respectively. Expense is recognized ratably over the five-year vesting period.

Notes…

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2009	2008	2007
Stock Options:
Pretax compensation expense	$1,760	$3,304	$7,258
Tax benefit	(686)	(1,289)	(2,831)

Stock option expense, net of tax	$1,074	$2,015	$4,427

Restricted Stock:
Pretax compensation expense	$1,097	$1,117	$900
Tax benefit	(428)	(436)	(351)

Restricted stock expense, net of tax	$669	$681	$549

Deferred Stock:
Pretax compensation expense	$1,142	$142	$326
Tax benefit	(445)	(55)	(127)

Deferred stock expense, net of tax	$697	$87	$199

Total Stock-Based Compensation:
Pretax compensation expense	$3,999	$4,563	$8,484
Tax benefit	(1,559)	(1,780)	(3,309)

Total stock-based compensation, net of tax	$2,440	$2,783	$5,175

(13)  Shareholder Rights Agreement:

On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company’s common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company’s common stock at an exercise price of $160.00 per full common share ($80.00 per full common share after taking into consideration the effect of a 2-for-1 stock split effective October 29, 2004), subject to adjustment. The agreement relating to the rights was amended by the Board of Directors on August 9, 2006 to extend the term of the rights by three years to October 18, 2009, to increase from 15 percent to 20 percent or more the percentage of outstanding shares that a person or group must acquire or attempt to acquire in order for the rights to become exercisable, and to add a qualifying offer clause that permits shareholders to vote to redeem the rights in certain circumstances. Shareholders ratified the amended rights agreement at their annual meeting on October 18, 2006. On August 12, 2009, the Board of Directors amended the rights agreement to: (i) modify the definition of “Beneficial Owner” and “beneficial ownership” of common shares of the Company to include, among other things, certain derivative security interests in common shares of the Company; (ii) reduce the redemption price for the rights to $.001 per right; and (iii) extend the term of the rights agreement by changing the scheduled expiration date from October 18, 2009 to October 17, 2012. Shareholders have the opportunity to ratify the rights agreement in an effort to determine the viewpoint of shareholders on the advisability of the rights agreement at the annual meeting scheduled for October 21, 2009. If the rights agreement is not ratified by shareholders as proposed, the Board of Directors intends to reevaluate the rights agreement and determine whether it believes the rights agreement in its current form continues to be in the shareholders’ best interests. The Board may, as a result of such reevaluation and determination, terminate the rights agreement, modify the terms of the rights agreement or allow the rights agreement to remain in place without change, among other actions.

(14)  Foreign Exchange Risk Management:

The Company enters into forward exchange contracts to hedge purchases and sales that are denominated in foreign currencies. The terms of these currency derivatives do not exceed twelve months, and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.

The Company has forward foreign currency exchange contracts to purchase foreign currencies, with the Japanese Yen as the most significant. The Japanese Yen contracts are used to hedge the commitments to purchase engines from the Company’s Japanese joint venture. The Company also has forward contracts to

Notes…

sell foreign currency, with the Euro as the most significant. These contracts are used to hedge foreign currency collections on sales of inventory. The Company’s foreign currency forward contracts are carried at fair value based on current exchange rates.

The Company has the following forward currency contracts outstanding at the end of fiscal 2009:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	12.9	9.1	9.3	.2	U.S.	April 2010
Canadian Dollar	Sell	2.5	2.2	2.2	-	U.S.	November 2009
Euro	Sell	58.5	80.3	82.2	1.9	U.S.	May 2010
Great British Pound	Buy	.8	1.2	1.2	-	U.S.	July 2009
Japanese Yen	Buy	562.8	5.6	5.9	(.3)	U.S.	December 2009
Swedish Krona	Buy	2.5	.3	.3	-	U.S.	July 2009

The Company had the following forward currency contracts outstanding at the end of fiscal 2008:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Japanese Yen	Buy	1,200.0	11.3	11.4	(.1)	U.S.	December 2008
Australian Dollar	Sell	5.5	4.9	5.2	.3	U.S.	September 2008

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective hedges in fiscal 2009 or 2008.

Notes…

(15)  Employee Benefit Costs:

Retirement Plan and Other Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

Actuarial Assumptions:	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	6.75%	7.0%	6.40%	6.40%
Expected Rate of Future Compensation Level Increases	3.0-4.0%	3.0-5.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.75%	8.75%	n/a	n/a

Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$911,993	$986,472	$209,914	$243,545
Service Cost	11,507	12,037	721	1,486
Interest Cost	61,210	60,326	12,487	13,760
Curtailment	(1,723)	-	-	(16,417)
Plan Participant Contributions	-	-	869	629
Actuarial (Gain) Loss	28,477	(74,125)	2,992	(2,597)
Benefits Paid	(73,195)	(72,717)	(26,869)	(30,492)

Projected Benefit Obligation at End of Year	$938,269	$911,993	$200,114	$209,914

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$964,140	$1,048,881	$-	$-
Actual Return on Plan Assets	(95,538)	(13,677)	-	-
Plan Participant Contributions	-	-	869	629
Employer Contributions	1,851	1,653	26,000	29,863
Benefits Paid	(73,195)	(72,717)	(26,869)	(30,492)

Fair Value of Plan Assets at End of Year	$797,258	$964,140	$-	$-

Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(141,011)	$52,147	$(200,114)	$(209,914)

Amounts Recognized on the Balance Sheets:
Prepaid Pension	$-	$90,020	$-	$-
Accrued Pension Cost	(138,811)	(36,173)	-	-
Accrued Wages and Salaries	(2,200)	(1,700)	-	-
Accrued Postretirement Health Care Obligation	-	-	(155,443)	(161,684)
Accrued Liabilities	-	-	(26,343)	(30,621)
Accrued Employee Benefits	-	-	(18,328)	(17,609)

Net Amount Recognized at End of Year	$(141,011)	$52,147	$(200,114)	$(209,914)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Transition Assets (Obligation)	$(20)	$(24)	$-	$-
Net Actuarial Loss	(187,680)	(62,611)	(63,088)	(67,139)
Prior Service Credit (Cost)	(7,629)	(10,398)	2,310	2,844

Net Amount Recognized at End of Year	$(195,329)	$(73,033)	$(60,778)	$(64,295)

Notes…

The accumulated benefit obligation for all defined benefit pension plans was $907 million and $872 million at June 28, 2009 and June 29, 2008, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$11,507	$12,037	$13,290	$721	$1,486	$1,777
Interest Cost on Projected Benefit Obligation	61,210	60,326	57,940	12,487	13,760	16,007
Expected Return on Plan Assets	(83,331)	(81,344)	(78,250)	-	-	-
Amortization of:
Transition Obligation	8	8	8	-	42	46
Prior Service Cost (Credit)	3,348	3,290	3,290	(876)	(849)	(849)
Actuarial Loss	558	5,368	5,032	9,840	10,861	13,337

Net Periodic (Income) Expense	$(6,700)	$(315)	$1,310	$22,172	$25,300	$30,318

Significant assumptions used in determining net periodic benefit cost for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount Rate	6.75%	7.0%	6.35%	6.40%	6.40%	6.09%
Expected Return on Plan Assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Compensation Increase Rate	3.0-4.0%	3.0-5.0%	3.0-5.0%	n/a	n/a	n/a

The amounts in Accumulated Other Comprehensive Income that are expected to be recognized as components of net periodic benefit cost during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Transition Obligation	$8	$-
Prior Service Cost (Credit)	3,112	(921)
Net Actuarial Loss	3,365	10,592

The “Other Postretirement Benefit” plans are unfunded.

For measurement purposes an 8.5% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2009 decreasing gradually to 4.5% for the fiscal year 2017. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point would increase the accumulated postretirement benefit by $8.7 million and would increase the service and interest cost by $0.7 million for fiscal 2009. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $8.1 million and decrease the service and interest cost by $0.7 million for the fiscal year 2009.

As discussed in Note 18 in the Notes to the Consolidated Financial Statements, the Company plans to close its Jefferson and Watertown, WI production facilities by the end of the second quarter of fiscal 2010. The closure of these facilities will result in the termination of certain employees, and the related impact on unrecognized prior service costs, unrecognized losses and the projected benefit obligation resulted in a net curtailment loss of $1.2 million in fiscal 2009.

Plan Assets

A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the

Notes…

asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The Company’s pension plans weighted-average asset allocations and target allocations at June 28, 2009, and June 29, 2008, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2009	2008
Cash	0%-2%	8%	1%
Domestic Bonds	10%-30%	27%	29%
Non-Investment Grade Bonds	0%-15%	0%	0%
Non-US Bonds	0%-10%	0%	0%
Domestic Equities	20%-40%	18%	20%
Global & International Equities	10%-25%	9%	16%
Alternative & Absolute Return	20%-30%	34%	30%
Real Estate	4%-10%	4%	4%

		100%	100%

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

Contributions

The Company is not required to make any contributions to the pension plans in fiscal 2010.

Estimated Future Benefit Payments

Projected benefit payments from the plans as of June 28, 2009 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life	LTD
2010	$68,966	$2,244	$26,232	$1,133	$195
2011	69,049	2,221	27,379	1,165	199
2012	69,199	2,200	26,400	1,195	179
2013	69,231	2,174	24,239	1,223	171
2014	69,193	2,150	20,753	1,250	160
2015-2019	346,644	16,003	62,602	6,581	1,443

Defined Contribution Plans

Employees of the Company may participate in a defined contribution savings plan that allows participants to contribute a portion of their earnings in accordance with plan specifications. A maximum of 1-1/2% to 3-1/2% of each participant’s salary, depending upon the participant’s group, is matched by the Company. Some of these Company match contributions ceased July 1, 2009. Additionally, certain employees may receive Company nonelective contributions equal to 2% of the employee’s salary. The Company contributions totaled $8.1 million in 2009, $6.6 million in 2008 and $6.1 million in 2007.

Postemployment Benefits

The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or

Notes…

who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using a 6.40% interest rate for both fiscal years 2009 and 2008. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.

(16)  Disclosures About Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Receivables, Accounts Payable, Foreign Loans, Accrued Liabilities and Income Taxes Payable: The carrying amounts approximate fair market value because of the short maturity of these instruments.

Long-Term Debt: The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term Debt -
8.875% Notes Due 2011	$247,104	$259,537	$266,478	$280,364
Borrowings on Revolving Credit Facility	$34,000	$34,000	$99,077	$99,077

(17)  Separate Financial Information of Subsidiary Guarantors of Indebtedness:

In May 2001, the Company issued $275 million of 8.875% senior notes.

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

	June 28, 2009
	Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$247,104	$248,000
Revolving Credit Facility, expiring July 2012	$34,000	$500,000

Notes…

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET: As of June 28, 2009	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$447,878	$378,806	$243,983	$(214,147)	$856,520
Investment in Subsidiary	693,119	-	-	(693,119)	-
Noncurrent Assets	454,694	301,229	50,964	(44,384)	762,503

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

Current Liabilities	$348,483	$47,020	$117,733	$(214,147)	$299,089
Long-Term Debt	281,104	-	-	-	281,104
Other Long-Term Obligations	271,421	72,198	44,912	(44,384)	344,147
Shareholders’ Equity	694,683	560,817	132,302	(693,119)	694,683

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

As of June 29, 2008
Current Assets	$543,349	$1,071,298	$234,889	$(870,999)	$978,537
Investment in Subsidiary	1,065,613	-	-	(1,065,613)	-
Noncurrent Assets	371,781	445,777	37,199	-	854,757

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

Current Liabilities	$574,795	$462,968	$166,838	$(870,999)	$333,602
Long-Term Debt	365,555	-	-	-	365,555
Other Long-Term Obligations	202,870	93,218	526	-	296,614
Shareholders’ Equity	837,523	960,889	104,724	(1,065,613)	837,523

	$1,980,743	$1,517,075	$272,088	$(1,936,612)	$1,833,294

Notes…

STATEMENT OF EARNINGS: For the Fiscal Year Ended June 28, 2009	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,316,402	$819,826	$299,200	$(343,239)	$2,092,189
Cost of Goods Sold	1,090,223	767,615	246,494	(350,397)	1,753,935
Impairment Charge	-	4,575	-	-	4,575

Gross Profit	226,179	47,636	52,706	7,158	333,679
Engineering, Selling, General and
Administrative Expenses	148,811	75,801	40,726	-	265,338
Equity in Loss from Subsidiaries	8,644	-	-	(8,644)	-

Income (Loss) from Operations	68,724	(28,165)	11,980	15,802	68,341
Interest Expense	(30,657)	(166)	(324)	-	(31,147)
Other Income (Expense), Net	8,552	286	(18)	(5,605)	3,215

Income (Loss) Before Provision for Income Taxes	46,619	(28,045)	11,638	10,197	40,409
Provision (Credit) for Income Taxes	16,200	(9,939)	2,176	-	8,437

Net Income (Loss)	$30,419	$(18,106)	$9,462	$10,197	$31,972

For the Fiscal Year Ended June 29, 2008
Net Sales	$1,372,382	$831,024	$250,046	$(302,059)	$2,151,393
Cost of Goods Sold	1,133,200	802,254	209,022	(300,399)	1,844,077

Gross Profit	239,182	28,770	41,024	(1,660)	307,316
Engineering, Selling, General and
Administrative Expenses	165,625	79,946	35,405	-	280,976
Equity in Loss from Subsidiaries	25,265	-	-	(25,265)	-

Income (Loss) from Operations	48,292	(51,176)	5,619	23,605	26,340
Interest Expense	(37,615)	(219)	(289)	-	(38,123)
Other Income, Net	42,146	1,628	913	(3,295)	41,392

Income (Loss) Before Provision for Income Taxes	52,823	(49,767)	6,243	20,310	29,609
Provision (Credit) for Income Taxes	25,269	(20,561)	2,301	-	7,009

Net Income (Loss)	$27,554	$(29,206)	$3,942	$20,310	$22,600

For the Fiscal Year Ended July 1, 2007
Net Sales	$1,397,336	$861,435	$196,762	$(298,700)	$2,156,833
Cost of Goods Sold	1,166,971	782,465	163,635	(294,524)	1,818,547
Impairment Charge	33,900	7,907	1,281	-	43,088

Gross Profit	196,465	71,063	31,846	(4,176)	295,198
Engineering, Selling, General and
Administrative Expenses	163,553	74,676	26,742	(1,930)	263,041
Equity in Earnings from Subsidiaries	(2,531)	-	-	2,531	-

Income (Loss) from Operations	35,443	(3,613)	5,104	(4,777)	32,157
Interest Expense	(43,285)	(122)	(284)	-	(43,691)
Other Income (Expense), Net	10,440	3,143	(948)	2,201	14,836

Income (Loss) Before Provision for Income Taxes	2,598	(592)	3,872	(2,576)	3,302
Provision (Credit) for Income Taxes	(4,147)	(478)	1,226	-	(3,399)

Net Income (Loss)	$6,745	$(114)	$2,646	$(2,576)	$6,701

Notes…

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 28, 2009	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$39,054	$(18,106)	$9,462	$1,562	$31,972
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	44,476	18,758	4,569	-	67,803
Stock Compensation Expense	3,999	-	-	-	3,999
Earnings of Unconsolidated Affiliates, Net of Dividends	3,559	-	126	-	3,685
Impairment Charge	-	4,575	-	-	4,575
Equity in Loss from Subsidiaries	9	-	-	(9)	-
Loss on Disposition of Plant and Equipment	1,959	516	39	-	2,514
Long-Term Intercompany Notes	(44,384)	-	44,384	-	-
Loss on Curtailment of Employee Benefits	1,190	-	-	-	1,190
(Provision) Credit for Deferred Income Taxes	27,624	(20,354)	98	-	7,368
Change in Operating Assets and Liabilities:
Decrease in Receivables	75,859	413,751	1,860	(431,661)	59,809
Decrease in Inventories	29,966	35,295	3,339	(6,790)	61,810
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(15,647)	1,687	808	-	(13,152)
Decrease in Accounts Payable, Accrued Liabilities and Income Taxes	(54,470)	(377,898)	(24,771)	411,821	(45,318)
Change in Accrued/Prepaid Pension	(8,465)	-	24	-	(8,441)
Other, Net	566	(10,530)	4,570	-	(5,394)

Net Cash Provided by Operating Activities	105,295	47,694	44,508	(25,077)	172,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(27,166)	(10,994)	(4,867)	-	(43,027)
Proceeds Received on Disposition of Plant and Equipment	1,325	2,316	18	-	3,659
Cash Paid for Acquisition, Net of Cash Received	-	-	(24,757)	-	(24,757)
Cash Investment in Subsidiary	(11,504)	-	(200)	11,704	-
Other, Net	(348)	-	-	-	(348)

Net Cash Used by Investing Activities	(37,693)	(8,678)	(29,806)	11,704	(64,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments on Loans, Notes Payable and Long-Term Debt	(30,447)	(38,804)	(35,665)	19,839	(85,077)
Cash Dividends Paid	(38,171)	-	(5,238)	5,238	(38,171)
Capital Contributions Received	-	-	11,704	(11,704)	-

Net Cash Used by Financing Activities	(68,618)	(38,804)	(29,199)	13,373	(123,248)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	(1,175)	-	(1,175)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,016)	212	(15,672)	-	(16,476)
Cash and Cash Equivalents, Beginning of Year	2,557	1,089	28,822	-	32,468

Cash and Cash Equivalents, End of Year	$1,541	$1,301	$13,150	$-	$15,992

Notes…

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 29, 2008	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$27,554	$(29,206)	$3,942	$20,310	$22,600
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	45,308	19,809	3,769	-	68,886
Stock Compensation Expense	4,563	-	-	-	4,563
Earnings of Unconsolidated Affiliates, Net of Dividends	(758)	-	(30)	-	(788)
Equity in Loss from Subsidiaries	25,265	-	-	(25,265)	-
(Gain) Loss on Disposition of Plant and Equipment	1,010	1,728	(30)	-	2,708
Gain on Sale of Investment	(36,960)	-	-	-	(36,960)
Gain on Curtailment of Employee Benefits	-	(13,288)	-	-	(13,288)
(Provision) Credit for Deferred Income Taxes	25,628	(14,921)	(201)	-	10,506
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	5,221	(113,597)	(26,155)	141,437	6,906
(Increase) Decrease in Inventories	1,466	19,745	(3,572)	751	18,390
Decrease in Prepaid Expenses and Other Current Assets	6,809	2,802	343	-	9,954
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	6,985	86,679	16,813	(132,634)	(22,157)
Change in Accrued/Prepaid Pension	(2,325)	38	29	-	(2,258)
Other, Net	(4,571)	(3,346)	(4,035)	4,179	(7,773)

Net Cash Provided (Used) by Operating Activities	105,195	(43,557)	(9,127)	8,778	61,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(34,805)	(28,575)	(2,133)	-	(65,513)
Proceeds Received on Disposition of Plant and Equipment	434	120	126	-	680
Proceeds Received on Sale of Investment	66,011	-	-	-	66,011
Cash Investment in Subsidiary	(5,819)	-	(202)	6,021	-
Other, Net	(503)	-	-	-	(503)

Net Cash Provided (Used) by Investing Activities	25,318	(28,455)	(2,209)	6,021	675

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans, Notes Payable and Long-Term Debt	(92,883)	74,118	8,481	(8,778)	(19,062)
Issuance Cost of Amended Revolver	(1,286)	-	-	-	(1,286)
Cash Dividends Paid	(43,560)	-	-	-	(43,560)
Capital Contributions Received	-	383	5,638	(6,021)	-
Stock Option Exercise Proceeds and Tax Benefits	991	-	-	-	991

Net Cash Provided (Used) by Financing Activities	(136,738)	74,501	14,119	(14,799)	(62,917)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	3,952	-	3,952

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,225)	2,489	6,735	-	2,999
Cash and Cash Equivalents, Beginning of Year	8,785	(1,402)	22,086	-	29,469

Cash and Cash Equivalents, End of Year	$2,560	$1,087	$28,821	$-	$32,468

Notes…

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 1, 2007	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$6,745	$(114)	$2,646	$(2,576)	$6,701
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	52,681	19,347	2,286	-	74,314
Stock Compensation Expense	8,484	-	-	-	8,484
Impairment Charge	33,900	7,907	1,281	-	43,088
Earnings of Unconsolidated Affiliates, Net of Dividends	1,903	-	(327)	-	1,576
Equity in Earnings from Subsidiaries	(2,531)	-	-	2,531	-
Loss on Disposition of Plant and Equipment	2,783	75	81	-	2,939
Provision for Deferred Income Taxes	(16,717)	(672)	(58)	-	(17,447)
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	(108,828)	(46,758)	4,970	96,644	(53,972)
(Increase) Decrease in Inventories	25,767	(21,983)	1,097	2,251	7,132
Decrease in Prepaid Expenses and Other Current Assets	1,959	9,081	518	-	11,558
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	20,311	88,901	(1,094)	(91,500)	16,618
Change in Accrued/Prepaid Pension	(8,426)	35	-	-	(8,391)
Other, Net	(3,958)	(358)	(445)	-	(4,761)

Net Cash Provided by Operating Activities	14,073	55,461	10,955	7,350	87,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(28,446)	(22,038)	(17,516)	-	(68,000)
Proceeds Received on Disposition of Plant and Equipment	487	52	60	-	599
Cash Investment in Subsidiary	8,619	-	181	(8,800)	-

Net Cash Used by Investing Activities	(19,340)	(21,986)	(17,275)	(8,800)	(67,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans and Notes Payable	44,838	(42,071)	3,811	(7,051)	(473)
Cash Dividends Paid	(43,870)	-	(1,201)	1,201	(43,870)
Capital Contributions Received	-	382	(7,682)	7,300	-
Stock Option Exercise Proceeds and Tax Benefits	3,694	-	-	-	3,694
Treasury Stock Repurchases	(48,232)	-	-	-	(48,232)

Net Cash Used by Financing Activities	(43,570)	(41,689)	(5,072)	1,450	(88,881)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1)	-	2,822	-	2,821

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,838)	(8,214)	(8,570)	-	(65,622)
Cash and Cash Equivalents, Beginning of Year	57,623	6,812	30,656	-	95,091

Cash and Cash Equivalents, End of Year	$8,785	$(1,402)	$22,086	$-	$29,469

Notes…

(18) Impairment and Disposal Charges:

Impairment charges were recognized in the Consolidated Statements of Earnings, in the Power Products segment, for $4.6 million pretax ($2.8 million after tax) during fiscal 2009 related to the future closure of the Jefferson and Watertown, WI manufacturing facilities expected to be completed by the end of second quarter of fiscal 2010. Additionally, a $1.2 million pretax ($0.7 million after tax) curtailment loss for employee benefits was recorded in fiscal 2009, as further discussed in Note 15 of the Notes to the Consolidated Financial Statements. These facilities currently manufacture all portable generator, home standby generator and pressure washer products marketed and sold by the Company. This production will be consolidated into existing United States engine and lawn and garden product facilities to optimize plant utilization and achieve better integration between engine and end product design, manufacturing and distribution.

Impairment charges were recognized in the Consolidated Statements of Earnings for $43.1 million pretax ($26.2 million after tax) during fiscal 2007, of which $33.9 and $9.2 million were recognized in the Engines and Power Products segments, respectively. The Engines segment $33.9 million charge was primarily for the write-down of assets of the Rolla, MO (Rolla) engine manufacturing facility that closed in the second quarter of fiscal 2008. A decision was made to close the Rolla facility as a result of the Company’s analysis to reduce its fixed manufacturing costs by consolidating production into its other existing engine plants in Poplar Bluff, MO and Chongqing, China. The related impaired machinery and equipment no longer used in production was sold in an auction or scrapped during the second quarter of fiscal 2008. The $9.2 million recognized in the Power Products segment primarily relates to the closure of the Port Washington, WI production facility, which closed in the second quarter of fiscal 2009. Management of the Company conducted an analysis of the Company’s manufacturing facilities that had been acquired through acquisitions over the past several years. Management concluded to consolidate the lawn and garden manufacturing facilities into three focused factories. A new factory in Newbern, TN, located near the Company’s high volume lawnmower engine plants, builds walk behind lawnmowers for the consumer market. An existing factory in McDonough, GA builds riding lawnmowers for the consumer market. A third factory in Munnsville, NY builds commercial riding lawnmowers and zero turn lawnmowers. The production from Port Washington, WI was moved primarily to the McDonough, GA facility.

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

An expense was also recorded within cost of goods sold to accrue for severance payments to be paid to employees of the Port Washington facility. Approximately $1.8 million of severance expense was incurred related to the closure of this facility and $1.6 million was paid, resulting in an approximate $0.2 million accrued severance balance as of June 28, 2009.

(19) Casualty Event:

On December 1, 2008, a fire destroyed inventory and equipment in a leased warehouse facility in Dyersburg, TN. The destroyed facility supported the lawn and garden manufacturing operations in Newbern, TN where production was temporarily suspended as replacement parts and components were expedited. Production at the Newbern plant has since resumed to normal levels.

Assets lost in the fire were valued at approximately $24.9 million. Total insurance installment proceeds received in fiscal 2009 were $22.0 million. The Company believes all property losses incurred are covered under property insurance policies subject to customary incurred loss deductibles.

(20) Subsequent Events:

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial

Notes…

statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through August 27, 2009, the date the financial statements were issued. The Company noted no significant subsequent events that occurred through this date requiring adjustment to the financial statements or disclosures.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1. present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and its subsidiaries at June 28, 2009 and June 29, 2008, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

August 27, 2009

Quarterly Financial Data, Dividend and Market Information

(Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)

Fiscal 2009

September	$458,151	$64,719	$(1,956)

December	477,481	75,897	3,192

March	673,794	112,070	25,411

June	482,763	80,993	5,325

Total	$2,092,189	$333,679	$31,972

Fiscal 2008

September	$367,069	$42,844	$(20,811)

December	477,537	44,317	4,062

March	725,686	124,452	38,870

June	581,101	95,703	479

Total	$2,151,393	$307,316	$22,600

	Per Share of Common Stock
Quarter Ended	Net Income (Loss) (1)	Dividends Declared	Market Price Range on New York Stock Exchange
			High	Low

Fiscal 2009

September	$(.04)	$.22	$21.51	$11.20

December	.06	.22	17.53	11.30

March	.51	.22	18.78	11.13

June	.11	.11	17.99	13.20

Total	$.64	$.77

Fiscal 2008

September	$(.42)	$.22	$33.40	$25.16

December	.08	.22	25.80	21.16

March	.78	.22	22.75	16.35

June	.01	.22	19.00	12.80

Total	$.46	$.88

The number of record holders of Briggs & Stratton Corporation Common Stock on August 24, 2009 was 3,578.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of June 28, 2009, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)	Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, under the caption “Election of Directors”, and is incorporated herein by reference.

(c)	Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)	Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders,

under the caption “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

(e)	Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, under the caption “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

(f)	Code of Ethics. Briggs & Stratton has adopted a written code of ethics, referred to as the Briggs & Stratton Business Integrity Manual applicable to all directors, officers and employees, which includes provisions related to accounting and financial matters applicable to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. The Briggs & Stratton Business Integrity Manual is available on the Company’s corporate website at www.briggsandstratton.com. If the Company makes any substantive amendment to, or grants any waiver of, the code of ethics for any director or officer, Briggs & Stratton will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, concerning this item, under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, and “Director Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, concerning this item, under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Audit Committee” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2009 Annual Meeting of Shareholders, under the captions “Independent Auditors Fees” and “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, June 28, 2009 and June 29, 2008

For the Fiscal Years Ended June 28, 2009, June 29, 2008 and July 1, 2007:
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JUNE 28, 2009, JUNE 29, 2008 AND JULY 1, 2007

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2009	$5,607,000	3,558,000	(1,805,000)	$7,360,000
2008	$4,102,000	4,484,000	(2,979,000)	$5,607,000
2007	$4,851,000	1,211,000	(1,960,000)	$4,102,000

Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for New Operating and Other Loss Carryforwards	Allowance Reserved for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2009	$3,788,000	2,924,000	-	$6,712,000
2008	$-	3,788,000	-	$3,788,000
2007	$-	-	-	$-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ James E. Brenn
James E. Brenn
August 27 , 2009		Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ John S. Shiely	/s/ David L. Burner
John S. Shiely	David L. Burner
Chairman and Chief Executive Officer and	Director
Director (Principal Executive Officer)

/s/ James E. Brenn	/s/ Keith R. McLoughlin
James E. Brenn	Keith R. McLoughlin
Senior Vice President and Chief Financial	Director
Officer (Principal Financial Officer)

/s/ David J. Rodgers	/s/ Robert J. O’Toole
David J. Rodgers	Robert J. O’Toole
Controller (Principal Accounting Officer)	Director

/s/ William F. Achtmeyer	/s/ Charles I. Story
William F. Achtmeyer	Charles I. Story
Director	Director

/s/ Michael E. Batten	/s/ Todd J. Teske
Michael E. Batten	Todd J. Teske
Director	Director

/s/ Brian C. Walker
Brian C. Walker
Director

*Each signature affixed as of
August 27 , 2009.

BRIGGS & STRATTON CORPORATION

(Commission File No. 1-1370)

EXHIBIT INDEX

2009 ANNUAL REPORT ON FORM 10-K

Exhibit Number	Document Description
3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.1 (a)	Amendment to Articles of Incorporation.
(Filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated by reference herein.)

3.2	Bylaws, as amended and restated as adopted April 15, 2009.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended March 29, 2009 and incorporated by reference herein.)

4.0	Rights Agreement dated as of August 7, 1996, as amended through August 12, 2009, between Briggs & Stratton Corporation and National City Bank which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B.
(Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated as of August 17, 2009 and incorporated by reference herein.)

4.6	Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation, the Guarantors listed on Schedule I thereto and Bank One, N.A., as Trustee, providing for 8.875% Senior Notes due March 15, 2011 (including form of Note, form of Notation of Guarantee and other exhibits).
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

10.0*	Amended and Restated Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

Exhibit Number	Document Description

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 11, 2009 and incorporated by reference herein.)

10.3*	Amended and Restated Form of Change of Control Employment Agreement.
(Filed herewith.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4 (a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.5*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (a)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5 (b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.5 (c)*	2004 Amended and Restated Briggs & Stratton Corporate Incentive Compensation Plan.
(Filed as Exhibit B to the Company’s 2004 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (d)*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan as Modified October 29, 2004.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for quarter ended September 26, 2004 and incorporated by reference herein.)

10.6*	Premium Option and Stock Award Program.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 9, 2005 and incorporated by reference herein.)

10.6 (a)*	Amended and Restated Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

10.6 (b)*	Amended and Restated Premium Option and Stock Award Program.
(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated August 11, 2009 and incorporated by reference herein.)

10.6 (c)*	Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (a) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

Exhibit Number	Document Description

10.6 (d)*	Amended Form of Stock Option Agreement under the Premium Option and Stock Award Program, as is effective beginning with plan year 2010.
(Filed herewith.)

10.6 (e)*	Form of Restricted Stock Award Agreement under the Premium Option and Restricted Stock Program, as used through plan year 2009.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.6 (f)*	Amended Form of Restricted Stock Award Agreement Under the Premium Option and Stock Award Program, as used through plan year 2009.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.6 (g)*	Amended Form of Restricted Stock Award Agreement Under the Premium Option and Stock Award Program, as is effective beginning with plan year 2010.
(Filed herewith.)

10.6 (h)*	Form of Deferred Stock Award Agreement Under the Premium Option and Stock Award Program, as used through plan year 2009.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.6 (i)*	Amended Form of Deferred Stock Award Agreement Under the Premium Option and Stock Award Program, as is effective beginning with plan year 2010.
(Filed herewith.)

10.7*	Amended and Restated Powerful Solution Incentive Compensation Program.
(Filed as Exhibit 10.7 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

10.8*	Amended and Restated Supplemental Employee Retirement Plan.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.11 (a)*	Amendment to the Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.11 to the Company’s Report on Form 10-Q for the quarter ended December 28, 2008 and incorporated by reference herein.)

10.12*	Amended and Restated Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.12 (a)*	Form of Director’s Stock Option Agreement under the Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

10.13*	Summary of Director Compensation.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.13 (a)*	Summary of Changes to Director Compensation.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.14*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

Exhibit Number	Document Description

10.14 (a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14 (b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.15*	Amended and Restated Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.15 (a)*	Amendment to Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.15 (b)*	Amendment to Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2008 and incorporated by reference herein.)

10.15 (c)*	Amendment to Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarter ended October 1, 2006 and incorporated by reference herein.)

10.15 (d)*	Amendment to the Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarter ended December 28, 2008 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.18	Early Retirement Agreement between Briggs & Stratton Corporation and John S. Shiely.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 21, 2009 and incorporated by reference herein.)

10.20	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs & Stratton Power Products Group, LLC, Briggs & Stratton Canada Inc., Murray, Inc. and Murray Canada Co.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

10.21	Transition Supply Agreement, dated February 11, 2005, between Briggs & Stratton Power Products Group, LLC and Murray, Inc.
(Form of Transition Supply Agreement filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

10.22*	Employment Agreement entered into on January 1, 2009 between Briggs & Stratton Corporation and Michael D. Schoen.
(Filed herewith.)

Exhibit Number	Document Description

10.23 (c)	Amended and Restated Multicurrency Credit Agreement, dated July 12, 2007, among Briggs & Stratton Corporation, the financial institutions party hereto, and J.P. Morgan Chase Bank, N.A., La Salle Bank National Association, M&I Marshall & Ilsley Bank, U.S. Bank, National Association, as co-documentation agents, and Bank of America, N.A., as administrative agent, issuing bank and swing line bank, and Banc of America Securities LLC, lead arranger and book manager.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated July 12, 2007 and incorporated by reference herein.)

10.24	Class B Preferred Share Redemption Agreement.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.25	Victa Agreement.
(Filed as Exhibit 10.25 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed herewith.)

18.0	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principal.
(Filed as Exhibit 18.0 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)
*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.