Form 10-Q
period 2009-09-27
BRIGGS & STRATTON CORP
filed 2009-11-04
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
COMMON STOCK, par value $0.01 per share	50,002,339 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	(Unaudited) September 27, 2009	June 28, 2009

CURRENT ASSETS:
Cash and Cash Equivalents	$26,116	$15,992
Accounts Receivable, Net	185,127	262,934
Inventories -
Finished Products and Parts	426,338	359,429
Work in Process	115,045	109,774
Raw Materials	4,726	8,136

Total Inventories	546,109	477,339

Deferred Income Tax Asset	53,959	51,658
Prepaid Expenses and Other Current Assets	33,893	48,597

Total Current Assets	845,204	856,520

OTHER ASSETS:
Goodwill	254,657	253,854
Investments	16,332	18,667
Deferred Loan Costs, Net	1,565	1,776
Other Intangible Assets, Net	91,652	92,190
Long-Term Deferred Income Tax Asset	23,945	23,165
Other Long-Term Assets, Net	9,169	8,676

Total Other Assets	397,320	398,328

PLANT AND EQUIPMENT:
Cost	996,873	995,682
Less - Accumulated Depreciation	640,494	631,507

Total Plant and Equipment, Net	356,379	364,175

TOTAL ASSETS	$1,598,903	$1,619,023

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDER’S INVESTMENT

	(Unaudited) September 27, 2009	June 28, 2009
CURRENT LIABILITIES:
Accounts Payable	$118,360	$128,151
Short-Term Debt	41,750	3,000
Accrued Liabilities	159,676	167,938

Total Current Liabilities	319,786	299,089

OTHER LIABILITIES:
Accrued Pension Cost	136,051	138,811
Accrued Employee Benefits	19,465	19,429
Accrued Postretirement Health Care Obligation	152,860	155,443
Other Long-Term Liabilities	28,837	30,463
Long-Term Debt	247,232	281,104

Total Other Liabilities	584,445	625,250

SHAREHOLDERS’ INVESTMENT:
Common Stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-in Capital	78,493	77,522
Retained Earnings	1,061,695	1,075,838
Accumulated Other Comprehensive Loss	(242,065)	(250,273)
Treasury Stock at cost, 7,852 and 8,042 shares, respectively	(204,030)	(208,982)

Total Shareholders’ Investment	694,672	694,684

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,598,903	$1,619,023

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008

NET SALES	$324,608	$458,151

COST OF GOODS SOLD	272,218	393,432

Gross profit on sales	52,390	64,719

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	60,793	64,851

Loss from operations	(8,403)	(132)

INTEREST EXPENSE	(6,476)	(7,897)

OTHER INCOME, net	1,290	1,199

Loss before credit for income taxes	(13,589)	(6,830)

CREDIT FOR INCOME TAXES	(4,902)	(4,874)

NET LOSS	$(8,687)	$(1,956)

EARNINGS (LOSS) PER SHARE DATA -

Average Shares Outstanding	49,593	49,563

Basic Earnings (Loss) Per Share	$(0.18)	$(0.04)

Diluted Average Shares Outstanding	49,593	49,563

Diluted Earnings (Loss) Per Share	$(0.18)	$(0.04)

CASH DIVIDENDS PER SHARE	$0.11	$0.22

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 27, 2009	September 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,687)	$(1,956)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and Amortization	16,152	17,574
Stock Compensation Expense	4,187	1,986
Loss on Disposition of Plant and Equipment	145	408
Provision for Deferred Income Taxes	(2,402)	(1,223)
Loss of Unconsolidated Affiliates	(613)	(718)
Dividends Received from Unconsolidated Affiliates	3,500	2,000
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	78,955	15,829
Increase in Inventories	(68,452)	(24,497)
Decrease (Increase) in Other Current Assets	7,939	(1,715)
Decrease in Accounts Payable and Accrued Liabilities	(18,297)	(6,610)
Changes in Accrued/Prepaid Pension	(1,136)	(1,897)
Other, Net	572	(1,291)

Net Cash Provided (Used) by Operating Activities	11,863	(2,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(6,969)	(11,291)
Cash Paid for Acquisition, Net of Cash Acquired	—	(24,757)
Proceeds Received on Sale of Plant and Equipment	163	1,694
Other, Net	(144)	—

Net Cash Used by Investing Activities	(6,950)	(34,354)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Loans, Notes Payable and Long-term Debt	4,750	38,104

Net Cash Provided by Financing Activities	4,750	38,104

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	461	(1,501)

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,124	139
CASH AND CASH EQUIVALENTS, Beginning	15,992	32,468

CASH AND CASH EQUIVALENTS, Ending	$26,116	$32,607

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$11,707	$13,467

Income Taxes Paid	$1,833	$1,327

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

Earnings Per Share

In June 2008, new guidance was issued requiring unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. The Company adopted this guidance June 29, 2009. The guidance requires all prior-period earnings per share data to be adjusted retrospectively. The adoption did not have any impact on the Company’s earning per share for the first quarters ended September 27, 2009 and September 28, 2008. The calculation of earnings per share for common stock below excludes the income attributable to the unvested share units from the numerator and excludes the dilutive impact of those units from the denominator.

Shares outstanding used to compute diluted earnings per share for the quarter ended September 27, 2009 excluded approximately 226,000 shares for restricted and deferred stock and outstanding options to purchase approximately 4,100,000 shares of common stock as their inclusion would have been anti-dilutive. Shares outstanding used to compute diluted earnings per share for the quarter ended September 28, 2008 excluded approximately 163,000 shares for restricted and deferred stock and outstanding options to purchase approximately 3,900,000 shares of common stock as their inclusion would have been anti-dilutive.

Information on earnings per share is as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008

Net Loss	$(8,687)	$(1,956)
Less: Dividends Attributable to Unvested Shares	(74)	(78)

Net Loss available to Common Shareholders	$(8,761)	$(2,034)

Average Shares of Common Stock Outstanding	49,593	49,563
Diluted Average Shares of Common Stock Outstanding	49,593	49,563

Basic Earnings (Loss) Per Share	$(0.18)	$(0.04)
Diluted Earnings (Loss) Per Share	$(0.18)	$(0.04)

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

	Three Months Ended
	September 27, 2009	September 28, 2008
Net Loss	$(8,687)	$(1,956)

Cumulative Translation Adjustments	6,159	(10,392)

Unrealized Loss on Derivative Instruments	(415)	(5,317)

Unrecognized Pension and Postretirement Obligation	2,464	2,234

Total Comprehensive Loss	$(479)	$(15,431)

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	September 27, 2009	June 28, 2009
Cumulative Translation Adjustments	$15,120	$8,961

Unrealized Loss on Derivative Instruments	(3,542)	(3,127)

Unrecognized Pension and Postretirement Obligation	(253,643)	(256,107)

Accumulated Other Comprehensive Loss	$(242,065)	$(250,273)

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss, which are reclassified into the income statement as the monthly cash settlements occur and actual natural gas is consumed. These instruments generally do not have a maturity of more than twenty-four months.

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges up to 100% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made. These instruments generally do not have a maturity of more than twenty-four months.

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

As of September 27, 2009, the Company had the following outstanding derivative contracts (in thousands):

Contract		Quantity
Foreign Currency:
Australian Dollar	Sell	8,800	AUD
Canadian Dollar	Sell	13,200	CAD
Czech Koruna	Buy	10,000	CZK
Euro	Sell	62,200	EUR
Great British Pound	Buy	800	GBP
Japanese Yen	Buy	230,000	JPY
Swedish Krona	Buy	2,000	SEK
Commodity:
Copper	Buy	225	Pounds
Natural Gas	Buy	21,487	Therms

As of September 27, 2009, the Company’s derivative contracts had the following impact on the Consolidated Condensed Balance Sheet and the Consolidated Condensed Statement of Income (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts	Other Current Assets	$598	Accrued Liabilities	$6,663
Commodity contracts	Other Current Assets	281	Accrued Liabilities	1,603
Commodity contracts	Other Long-Term Assets, Net	162	Other Long-Term Liabilities	202

		$1,041		$8,468

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
Foreign currency contracts	$(2,682)	Net Sales	$(1,220)
Foreign currency contracts	61	Cost of Goods Sold	225
Commodity contracts	(921)	Cost of Goods Sold	626

	$(3,542)		$(369)

The entire $3.5 million loss detailed above that is currently recognized in Other Comprehensive Loss is expected to be reclassified into the earnings within the next twelve months.

Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
NET SALES:
Engines	$210,404	$258,621
Power Products	163,606	255,531
Inter-Segment Eliminations	(49,402)	(56,001)

Total *	$324,608	$458,151

* International sales included in net sales based on product shipment destination	$85,438	$111,867

GROSS PROFIT ON SALES:
Engines	$36,400	$40,427
Power Products	22,030	21,531
Inter-Segment Eliminations	(6,040)	2,761

Total	$52,390	$64,719

INCOME (LOSS) FROM OPERATIONS:
Engines	$(5,914)	$(5,511)
Power Products	3,551	2,618
Inter-Segment Eliminations	(6,040)	2,761

Total	$(8,403)	$(132)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Three Months Ended
	September 27, 2009	September 28, 2008
Beginning Balance	$42,044	$49,548
Payments	(9,487)	(9,206)
Provision for Current Year Warranties	6,593	8,529
Adjustment to Prior Years’ Warranties	—	(817)

Ending Balance	$39,150	$48,054

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $4.2 million and $2.0 million for the quarters ended September 27, 2009 and September 28, 2008, respectively.

Pension and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008

Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned	$2,722	$3,136	$194	$318
Interest Cost on Projected Benefit Obligation	15,223	15,342	2,792	3,101
Expected Return on Plan Assets	(20,246)	(20,869)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost	778	822	(230)	(219)
Actuarial Loss	893	133	2,569	2,603

Net Periodic (Income) Expense	$(628)	$(1,434)	$5,325	$5,803

The Company expects to make benefit payments of approximately $2.2 million attributable to its non-qualified pension plans during fiscal 2010. During the first quarter of fiscal 2010, the Company made payments of approximately $0.5 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $27.6 million for its other postretirement benefit plans during fiscal 2010. During the first quarter of fiscal 2010, the Company made payments of $5.8 million for its other postretirement benefit plans.

The Company is not required to, nor has or intends to, make any contributions to the qualified pension plan during fiscal 2010, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Income Taxes

As of June 28, 2009, the Company had $24.1 million of gross unrecognized tax benefits. Of this amount, $15.8 million represented the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the three months ended September 27, 2009, the Company recorded a reduction in the tax reserve of $0.4 million. The decrease relates primarily to the resolution of a Federal audit plus a small impact for interest rate adjustments year to date. Over the next twelve months it is possible that we will settle global tax examinations, which could decrease the amount of unrecognized tax benefits. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlements, the amount cannot be reasonably estimated.

The Company files income tax returns in the U.S. federal, various state and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before 2006 and is currently under audit by the IRS for fiscal years 2006 through 2008. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations before 1999.

New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board (“FASB”) issued a clarification on fair value measurements. This clarification provides that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This clarification was effective in the first reporting period following issuance, and did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance for the hierarchy of accounting standards, which establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for the Company beginning with the first quarter of our current fiscal year. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued new guidance that changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. We are currently assessing the potential impacts, if any, on our consolidated financial statements.

In April 2009, the FASB issued an update that requires disclosure about the fair value of financial instruments whenever summarized financial information for interim periods is issued, and requires disclosure of the fair value of all financial instruments (where practicable) in the body or accompanying notes of interim and annual financial statements. This update was effective for the Company’s first quarter of fiscal 2010, with no material impact on the financial statements.

In December 2008, the FASB issued additional guidance on an employer’s disclosures regarding plan assets of a defined benefit pension or other postretirement plan. The objectives of the disclosures required under this guidance are to provide users of financial statements with an understanding of how investment allocation decisions are made; the major categories of plan assets; the inputs and valuation techniques used to measure the fair value of plan assets; the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period; and significant concentrations of risk within plan assets. These disclosures around plan assets are required for fiscal years ending after December 15, 2009. The adoption of this statement is not expected to have a material impact on the company’s financial position or results of operations.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

In February 2008, the FASB issued guidance which delayed the effective date of fair value guidance for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008. The Company adopted the guidance related to its nonfinancial assets and nonfinancial liabilities as of September 27, 2009. There was no material financial impact as a result of the adoption.

In December 2007, the FASB issued new guidance regarding business combinations and acquisitions. The new guidance states that all business combinations (whether full, partial or step acquisitions) will result in all assets and liabilities of an acquired business being recorded at their fair values. Certain forms of contingent consideration and certain acquired contingencies will be recorded at fair value at the acquisition date. This guidance also states acquisition costs will generally be expensed as incurred and restructuring costs will be expensed in periods after the acquisition date. This statement is effective for the Company beginning with the current fiscal year. The impact of the adoption of this guidance will depend on the nature and significance of business combinations the Company enters into subsequent to adoption.

Fair Value Measurements

The following guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2009 (in thousands):

		Fair Value Measurement Using
	September 27, 2009	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,041	$598	$443	$—
Liabilities:
Derivatives	$8,468	$6,663	$1,805	$—

Commitments and Contingencies

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups have filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging, among other things, that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

engines. In May 2008, a putative nationwide class of plaintiffs pursuing these claims was dismissed without prejudice by Judge Murphy of the United States District Court for the Southern District of Illinois. Since that time plaintiffs have filed 66 separate actions in 49 states across the country seeking to certify 52 separate classes of all persons in each of the 50 states, Puerto Rico and the District of Columbia who purchased a lawnmower containing a gasoline combustion engine up to 30 horsepower from 1994 to the present. In these various actions, plaintiffs seek injunctive relief, compensatory and punitive damages, and attorneys’ fees. Plaintiffs have also filed state and federal antitrust and RICO claims and seek a nationwide class based on these claims. However, in May 2008 Judge Murphy dismissed similar RICO claims with prejudice.

On September 25, 2008, the Company, along with several other defendants, filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all pending actions, and any subsequently filed similar actions, to a single federal court for coordinated pretrial proceedings. On December 5, 2008, the Multidistrict Litigation Panel granted the motion and transferred the cases to Judge Adelman of the United States District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999). On January 27, 2009, Judge Adelman held an initial hearing in the action. At that hearing, the court appointed lead plaintiffs’ class counsel, liaison counsel for defendants, and entered a stay of all litigation in all cases for 120 days so that the parties may conduct mediation in an effort to resolve all outstanding litigation. Since that order, the Court has extended the stay on two occasions to allow those mediation efforts to continue. The current stay extends through February 22, 2010. The Company has yet to answer or otherwise plead in response to any of the complaints filed to date.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material effect on its financial position, operations or cash flow.

Financial Information of Subsidiary Guarantor of Indebtedness

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

In May 2001, the Company issued $275 million of 8.875% senior notes. Under the terms of the Company’s 8.875% senior notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC is the joint and several guarantor of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	September 27, 2009 Carrying Amount	Maximum Guarantee

8.875% Senior Notes, due March 15, 2011	$247,232	$248,000

Revolving Credit Facility, expiring July 12, 2012	$38,750	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of September 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Current Assets	$405,526	$380,736	$241,763	$(182,821)	$845,204
Investment in Subsidiaries	700,555	—	—	(700,555)	—
Non-Current Assets	452,985	298,395	51,807	(49,488)	753,699

	$1,559,066	$679,131	$293,570	$(932,864)	$1,598,903

Current Liabilities	$352,961	$47,729	$101,917	$(182,821)	$319,786
Long-term Debt	247,232	—	—	—	247,232
Other Long-term Obligations	264,201	72,317	50,183	(49,488)	337,213
Shareholders' Investment	694,672	559,085	141,470	(700,555)	694,672

	$1,559,066	$679,131	$293,570	$(932,864)	$1,598,903

BALANCE SHEET

As of June 28, 2009

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Current Assets	$447,878	$378,806	$243,983	$(214,147)	$856,520
Investment in Subsidiaries	693,119	—	—	(693,119)	—
Non-current Assets	454,694	301,229	50,964	(44,384)	762,503

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

Current Liabilities	$348,483	$47,020	$117,733	$(214,147)	$299,089
Long-term Debt	281,104	—	—	—	281,104
Other Long-term Obligations	271,421	72,198	44,912	(44,384)	344,147
Shareholders' Investment	694,683	560,817	132,302	(693,119)	694,683

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended September 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$191,233	$145,219	$59,997	$(71,841)	$324,608
Cost of Goods Sold	164,826	130,398	44,299	(67,305)	272,218

Gross Profit	26,407	14,821	15,698	(4,536)	52,390
Engineering, Selling, General and Administrative Expenses	34,756	16,030	10,007	—	60,793
Equity in Income from Subsidiaries	(4,105)	—	—	4,105	—

Income (Loss) from Operations	(4,244)	(1,209)	5,691	(8,641)	(8,403)
Interest Expense	(6,389)	(27)	(60)	—	(6,476)
Other Income, Net	1,149	89	(98)	150	1,290

Income (Loss) before Income Taxes	(9,484)	(1,147)	5,533	(8,491)	(13,589)
Provision (Credit) for Income Taxes	(5,183)	(396)	677	—	(4,902)

Net Income (Loss)	$(4,301)	$(751)	$4,856	$(8,491)	$(8,687)

STATEMENT OF INCOME

For the Three Months Ended September 28, 2008

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net Sales	$238,459	$234,032	$77,386	$(91,726)	$458,151
Cost of Goods Sold	205,346	218,442	67,033	(97,389)	393,432

Gross Profit	33,113	15,590	10,353	5,663	64,719
Engineering, Selling, General and Administrative Expenses	37,290	16,768	10,793	—	64,851
Equity in Loss from Subsidiaries	2,012	—	—	(2,012)	—

Loss from Operations	(6,189)	(1,178)	(440)	7,675	(132)
Interest Expense	(7,782)	(41)	(74)	—	(7,897)
Other Income (Expense), Net	1,976	(69)	5	(713)	1,199

Loss before Income Taxes	(11,995)	(1,288)	(509)	6,962	(6,830)
Provision (Credit) for Income Taxes	(5,089)	(475)	690	—	(4,874)

Net Loss	$(6,906)	$(813)	$(1,199)	$6,962	$(1,956)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$17,495	$(9,435)	$9,898	$(6,095)	$11,863

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(4,602)	(1,976)	(391)	—	(6,969)
Proceeds Received on Sale of Plant and Equipment	156	1	6	—	163
Cash Investment in Subsidiary	(2,021)	—	613	1,408	—
Other, net	(144)	—	—	—	(144)

Net Cash Provided (Used) by Investing Activities	(6,611)	(1,975)	228	1,408	(6,950)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-term Debt	(11,886)	10,765	(224)	6,095	4,750
Capital Contributions Received	—	—	1,408	(1,408)	—

Net Cash Provided (Used) by Financing Activities	(11,886)	10,765	1,184	4,687	4,750

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	461	—	461

Net Increase (Decrease) in Cash and Cash Equivalents	(1,002)	(645)	11,771	—	10,124
Cash and Cash Equivalents, Beginning	1,541	1,301	13,150	—	15,992

Cash and Cash Equivalents, Ending	$539	$656	$24,921	$—	$26,116

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 28, 2008

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(42,071)	$24,964	$1,044	$13,953	$(2,110)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(8,273)	(2,297)	(721)	—	(11,291)
Cash Paid for Acquisition, Net of Cash Received	—	—	(24,757)	—	(24,757)
Proceeds Received on Sale of Plant and Equipment	—	1,688	6	—	1,694
Cash Investment in Subsidiary	(6,405)	—	(200)	6,605	—

Net Cash Used by Investing Activities	(14,678)	(609)	(25,672)	6,605	(34,354)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-term Debt	59,418	(22,622)	15,261	(13,953)	38,104
Capital Contributions Received	—	—	6,605	(6,605)	—

Net Cash Provided (Used) by Financing Activities	59,418	(22,622)	21,866	(20,558)	38,104

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,501)	—	(1,501)

Net Increase (Decrease) in Cash and Cash Equivalents	2,669	1,733	(4,263)	—	139
Cash and Cash Equivalents, Beginning	2,560	1,087	28,821		32,468

Cash and Cash Equivalents, Ending	$5,229	$2,820	$24,558	$—	$32,607

Subsequent Events

In May 2009, the FASB issued guidance requiring disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through November 4, 2009, the date the financial statements were issued.

On October 26, 2009, the Company repurchased approximately $14 million of Briggs & Stratton Corporation 8.875% Notes due March 15, 2011 at a premium, after receiving an unsolicited offer from a bondholder. This is the only significant event that occurred through November 4, 2009 requiring adjustment to the financial statements and disclosures.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the first quarter of fiscal 2010 were $325 million, a decrease of $134 million or 29% when compared to the same period a year ago.

First quarter fiscal 2010 net sales for the Engines Segment were $210 million versus $259 million in fiscal 2010, a decrease of $49 million or 19%. This decrease reflects a 22% decrease in engine unit shipments from the prior year attributable to softer consumer demand for lawn and garden equipment and a decrease in demand for engines for portable generators due to the lack of landed hurricanes year over year.

First quarter fiscal 2010 Power Products Segment net sales were $164 million, a $92 million or 36% decrease from the first quarter of fiscal 2009. This decrease was primarily attributable to decreased portable generator sales due to the lack of hurricanes making landfall in the U.S. in this year’s first quarter. Additionally, unit shipments of lawn and garden products were soft, especially the premium equipment sold through the dealer channel.

GROSS PROFIT MARGIN

The consolidated gross profit margin improved to 16.1% in the first quarter of fiscal 2010 from 14.1% in the same period last year.

Engines Segment gross profit margin increased to 17.3% in the first quarter of fiscal 2010 from 15.6% in the first quarter of fiscal 2009. This improvement was due to lower production costs, resulting from lower costs for purchased materials and components, lower transportation costs and lower warranty expenses.

The Power Products Segment gross profit margin increased to 13.5% for the first quarter of fiscal 2010 from 8.4% in the first quarter of fiscal 2009. This improvement primarily resulted from lower production costs for materials and components, improved absorption related to the mix of product manufactured and certain pricing improvements.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $60.8 million in the first quarter of fiscal 2010, a decrease of $4.1 million or 6% from the first quarter of fiscal 2009. This decrease is due to planned reductions in salaries, fringes and professional services expenses.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2010 was $6.5 million compared to the $7.9 million in fiscal 2009. This decrease is attributable to lower borrowings for working capital and lower average interest rates.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

The effective tax rate was 36% versus the 71% used in the first quarter last year. The effective tax rate for the first quarter of fiscal 2010 was significantly lower than the 2009 period because 2009 included the favorable tax impact of foreign dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operating activities in the first quarter of fiscal 2010 was $11.9 million, a $14.0 million improvement from the $2.1 million used by operating activities in the first quarter of fiscal 2009. This improvement was primarily attributable to $17.1 million less of working capital requirements compared to the first quarter of fiscal 2009, which was primarily due to a $63.1 million reduction in accounts receivable offset by a $44.0 million increase in inventory.

Cash used by investing activities was $7.0 million and $34.4 million in the first quarters of fiscal 2010 and fiscal 2009, respectively. The $27.4 million decrease was primarily the result of the absence of the $24.8 million used for the acquisition of Victa Lawncare Pty. Ltd. in the first quarter of fiscal 2009 and planned reductions to plant and equipment spending.

Cash provided by financing activities was $4.8 million and $38.1 million in the first quarters of fiscal 2010 and fiscal 2009, respectively. This decrease is attributable to decreased net borrowings for working capital purposes.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of September 27, 2009, the unused availability of the revolving credit facility was approximately $457 million. This credit facility and the Company’s other indebtedness contain restrictive covenants as described in Note 9 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the first quarter of fiscal 2010, the Company was in compliance with these covenants.

The Company expects capital expenditures to be approximately $40 to $45 million in fiscal 2010. These anticipated expenditures reflect our plans to continue to reinvest in equipment, new products, and capacity enhancements.

The Company is not required to make any contributions to the qualified pension plan during fiscal 2010, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations and existing lines of credit will be adequate to fund the Company’s capital requirements for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 27, 2009, filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 27, 2009, filing of the Company’s Annual Report on Form 10-K.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 27, 2009 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “anticipate”, “believe”, “could”, “estimate”, “expect”, “forecast”, “intend”, “may”, “objective”, “plan”, “project”, “seek”, “think”, “will”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products and appropriately adjust our manufacturing and inventory levels; changes in our operating expenses; changes in interest rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; the seasonal nature of our business; changes in laws and regulations, including environmental, tax, pension funding and accounting standards; the ability of ourselves and our customers to secure adequate working capital funding and meet related covenants; work stoppages or other consequences of any deterioration in our employee relations; work stoppages by other unions that affect the ability of suppliers or customers to manufacture; acts of war or terrorism that may disrupt our business operations or those of our customers and suppliers; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic economic conditions, including housing starts and consumer confidence; changes in the market value of the assets in our defined benefit pension plan and any related funding requirements; changes in foreign economic conditions, including currency rate fluctuations; the actions of customers of our OEM customers; the ability to bring new productive capacity on line efficiently and with good quality; the ability to successfully realize the maximum market value of assets that may require disposal if products or production methods change; new facts that come to light in the future course of litigation proceedings which could affect our assessment of those matters; and other factors that may be disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. Some or all of the factors may be beyond our control. We caution you that any forward-looking statement reflects only our belief at the time the statement is made. We undertake no obligation to

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the August 27, 2009, filing of the Company’s Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

There have been no material changes since the August 27, 2009, filing of the Company’s Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders on October 21, 2009, director nominees named below were elected to a three-year term expiring in 2012 by the indicated votes cast for and withheld with respect to each nominee.

Name of Nominee	For	Withheld
Robert J. O’Toole	29,708,363	17,057,738
John S. Shiely	29,305,109	17,460,992
Charles I. Story	29,618,671	17,147,430

Directors whose terms of office continue past the Annual Meeting of Shareholders are William F. Achtmeyer, Michael E. Batten, David L. Burner, Keith R. McLoughlin, Todd J. Teske and Brian C. Walker.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Shareholders ratified the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm. The vote was 46,548,376 for the proposal, 154,121 against, with 63,604 abstentions.

Shareholders ratified the Rights Agreement as amended by the Board of Directors on August 12, 2009. The vote was 30,382,118 for the proposal, 11,876,377 against, with 216,511 abstentions and 4,291,095 broker non-votes.

Shareholders approved the amended and restated Briggs & Stratton Corporation Incentive Compensation Plan. The vote was 34,471,450 for the proposal, 7,689,704 against, with 313,852 abstentions and 4,291,094 broker non-votes.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Amendment to Rights Agreement, dated as of October 13, 2009 between Briggs & Stratton Corporation and National City Bank (Filed as Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form 8-A/A of the Company dated as of October 13, 2009 and incorporated herein by reference)

4.2	Amendment to Rights Agreement, effective October 22, 2009 (Filed herewith)

10.1	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 21, 2009 and incorporated by reference herein)

10.2	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein)

10.15	Amendment to the Briggs & Stratton Corporation Key Employee Savings and Investment Plan, adopted by the Board of Directors on October 21, 2009 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: November 4, 2009	/S/ JAMES E. BRENN
James E. Brenn
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

4.1	Amendment to Rights Agreement, dated as of October 13, 2009 between Briggs & Stratton Corporation and National City Bank (Filed as Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form 8-A/A of the Company dated as of October 13, 2009 and incorporated herein by reference)

4.2	Amendment to Rights Agreement, effective October 22, 2009 (Filed herewith)

10.1	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 21, 2009 and incorporated by reference herein)

10.2	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein)

10.15	Amendment to the Briggs & Stratton Corporation Key Employee Savings and Investment Plan, adopted by the Board of Directors on October 21, 2009 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)