Form 10-Q
period 2009-12-27
BRIGGS & STRATTON CORP
filed 2010-02-03
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2010
COMMON STOCK, par value $0.01 per share	50,003,126 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	(Unaudited) December 27, 2009	June 28, 2009
CURRENT ASSETS:
Cash and Cash Equivalents	$22,909	$15,992
Accounts Receivable, Net	218,915	262,934
Inventories -
Finished Products and Parts	460,184	359,429
Work in Process	130,914	109,774
Raw Materials	4,966	8,136

Total Inventories	596,064	477,339

Deferred Income Tax Asset	57,285	51,658
Prepaid Expenses and Other Current Assets	27,223	48,597

Total Current Assets	922,396	856,520

OTHER ASSETS:
Goodwill	254,844	253,854
Investments	16,673	18,667
Other Intangible Assets, Net	91,343	92,190
Long-Term Deferred Income Tax Asset	23,964	23,165
Other Long-Term Assets, Net	11,951	10,452

Total Other Assets	398,775	398,328

PLANT AND EQUIPMENT:
Cost	981,162	995,682
Less - Accumulated Depreciation	632,399	631,507

Total Plant and Equipment, Net	348,763	364,175

TOTAL ASSETS	$1,669,934	$1,619,023

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	(Unaudited) December 27, 2009	June 28, 2009
CURRENT LIABILITIES:
Accounts Payable	$135,580	$128,151
Short-Term Debt	106,415	3,000
Accrued Liabilities	163,881	167,938

Total Current Liabilities	405,876	299,089

OTHER LIABILITIES:
Deferred Income Tax Liability	3,280	—
Accrued Pension Cost	133,137	138,811
Accrued Employee Benefits	19,512	19,429
Accrued Postretirement Health Care Obligation	150,238	155,443
Other Long-Term Liabilities	28,686	30,463
Long-Term Debt	230,924	281,104

Total Other Liabilities	565,777	625,250

SHAREHOLDERS’ INVESTMENT:
Common Stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-in Capital	79,455	77,522
Retained Earnings	1,059,632	1,075,838
Accumulated Other Comprehensive Loss	(237,355)	(250,273)
Treasury Stock at cost, 7,852 and 8,042 shares, respectively	(204,030)	(208,982)

Total Shareholders’ Investment	698,281	694,684

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,669,934	$1,619,023

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
NET SALES	$393,049	$477,481	$717,656	$935,632
COST OF GOODS SOLD	322,399	401,584	594,616	795,016

Gross profit on sales	70,650	75,897	123,040	140,616
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	60,339	63,302	121,132	128,153

Income from operations	10,311	12,595	1,908	12,463
INTEREST EXPENSE	(7,179)	(8,714)	(13,655)	(16,611)
OTHER INCOME, net	1,137	687	2,427	1,886

Income (Loss) before income taxes	4,269	4,568	(9,320)	(2,262)
PROVISION (CREDIT) FOR INCOME TAXES	1,244	1,376	(3,658)	(3,498)

NET INCOME (LOSS)	$3,025	$3,192	$(5,662)	$1,236

EARNINGS (LOSS) PER SHARE DATA
Average Shares Outstanding	49,595	49,571	49,594	49,567

Basic Earnings (Loss) Per Share	$0.06	$0.06	$(0.12)	$0.02

Diluted Average Shares Outstanding	50,040	49,707	49,594	49,664

Diluted Earnings (Loss) Per Share	$0.06	$0.06	$(0.12)	$0.02

CASH DIVIDENDS PER SHARE	$0.11	$0.22	$0.22	$0.44

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 27, 2009	December 28, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(5,662)	$1,236
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and Amortization	32,265	34,580
Stock Compensation Expense	5,359	2,560
Loss on Disposition of Plant and Equipment	1,013	641
(Provision) Credit for Deferred Income Taxes	(6,216)	4
Earnings of Unconsolidated Affiliates	(1,460)	(810)
Dividends Received from Unconsolidated Affiliates	4,005	4,812
Change in Operating Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	44,779	(8,344)
Increase in Inventories	(118,127)	(68,125)
Decrease (Increase) in Other Current Assets	10,271	(355)
Decrease in Accounts Payable and Accrued Liabilities	10,296	4,958
Changes in Accrued Pension	(2,386)	(4,214)
Other, Net	584	(5,684)

Net Cash Used by Operating Activities	(25,279)	(38,741)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(15,592)	(21,140)
Cash Paid for Acquisition, Net of Cash Acquired	—	(24,757)
Proceeds Received on Sale of Plant and Equipment	172	2,211
Other, Net	(144)	—

Net Cash Used by Investing Activities	(15,564)	(43,686)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Loans, Notes Payable and Long-term Debt	52,932	81,650
Dividends Paid	(5,500)	(10,906)

Net Cash Provided by Financing Activities	47,432	70,744

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	328	(1,749)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,917	(13,432)
CASH AND CASH EQUIVALENTS, Beginning	15,992	32,468

CASH AND CASH EQUIVALENTS, Ending	$22,909	$19,036

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$13,672	$16,142

Income Taxes Paid	$2,317	$2,103

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

Earnings Per Share

In June 2008, new guidance was issued requiring unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. The Company adopted this guidance June 29, 2009. The guidance requires all prior-period earnings per share data to be adjusted retrospectively. The adoption had no impact on the Company’s earnings per share for the second fiscal quarters ended December 27, 2009 and December 28, 2008 or for the six months ended December 28, 2008. It had a $0.01 impact on the earnings per share for the six months ended December 27, 2009. The calculation of earnings per share for common stock below excludes the income attributable to the unvested share units from the numerator and excludes the dilutive impact of those units from the denominator.

Shares outstanding used to compute diluted earnings per share for the quarter ended December 27, 2009 excluded outstanding options to purchase approximately 4,600,000 shares of common stock because the options’ exercise price was greater than the average market price of the common shares. Shares outstanding used to compute diluted earnings per share for the six months ended December 27, 2009 excluded approximately 346,000 shares for restricted and deferred stock and outstanding options to purchase approximately 4,400,000 shares of common stock as their inclusion would have been anti-dilutive.

Shares outstanding used to compute diluted earnings per share for the three and six months ended December 28, 2008 excluded outstanding options to purchase approximately 4,329,000 and 4,130,000 shares of common stock, respectively, because the options’ exercise price was greater than the average market price of the common shares.

Information on earnings (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Net Income (Loss)	$3,025	$3,192	$(5,662)	$1,236
Less: Dividends Attributable to Unvested Shares	(74)	(78)	(149)	(155)

Net Income (Loss) available to Common Shareholders	$2,951	$3,114	$(5,811)	$1,081

Average Shares of Common Stock Outstanding	49,595	49,571	49,594	49,567
Diluted Average Shares of Common Stock Outstanding	50,040	49,707	49,594	49,664

Basic Earnings (Loss) Per Share	$0.06	$0.06	$(0.12)	$0.02
Diluted Earnings (Loss) Per Share	$0.06	$0.06	$(0.12)	$0.02

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

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
Net Income (Loss)	$3,025	$3,192	$(5,662)	$1,236
Cumulative Translation Adjustments	(1,184)	(8,472)	4,975	(18,864)
Unrealized Gain (Loss) on Derivative Instruments	3,430	(1,848)	3,015	(7,165)
Unrecognized Pension & Postretirement Obligation	2,464	2,236	4,928	4,470

Total Comprehensive Income (Loss)	$7,735	$(4,892)	$7,256	$(20,323)

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	December 27, 2009	June 28, 2009
Cumulative Translation Adjustments	$13,937	$8,961
Unrealized Loss on Derivative Instruments	(111)	(3,127)
Unrecognized Pension & Postretirement Obligation	(251,181)	(256,107)

Accumulated Other Comprehensive Loss	$(237,355)	$(250,273)

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

As of December 27, 2009, the Company had the following outstanding derivative contracts (in thousands):

Contract		Quantity
Foreign Currency:
Australian Dollar	Sell	16,424	AUD
Canadian Dollar	Sell	6,400	CAD
Czech Koruna	Buy	7,500	CZK
Euro	Sell	109,900	EUR
British Pound	Buy	500	GBP
Japanese Yen	Buy	865,000	JPY
Swedish Krona	Buy	3,500	SEK
Commodity:
Copper	Buy	150	Pounds
Natural Gas	Buy	21,425	Therms

As of December 27, 2009 and for the six months ended December 27, 2009, the Company’s derivative contracts had the following impact on the Consolidated Condensed Balance Sheet and the Consolidated Condensed Statement of Income (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts	Other Current Assets	$1,121	Accrued Liabilities	$3,316
Commodity contracts	Other Current Assets	271	Accrued Liabilities	1,233
Foreign currency contracts	Other Long-Term Assets, Net	1,692	Other Long-Term Liabilities	—
Commodity contracts	Other Long-Term Assets, Net	—	Other Long-Term Liabilities	469

		$3,084		$5,018

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
Foreign currency contracts	$950	Net Sales	$(3,674)
Foreign currency contracts	(80)	Cost of Goods Sold	363
Commodity contracts	(981)	Cost of Goods Sold	(1,777)

	$(111)		$(5,088)

Of the net $0.1 million loss detailed above that is currently recognized in Accumulated Other Comprehensive Loss, a $0.9 million loss is expected to be reclassified into the earnings within the next twelve months.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008
NET SALES:
Engines	$274,332	$339,287	$484,735	$597,908
Power Products	156,576	192,012	320,182	447,543
Inter-Segment Eliminations	(37,859)	(53,818)	(87,261)	(109,819)

Total *	$393,049	$477,481	$717,656	$935,632

* International sales included in net sales based on product shipment destination	$147,374	$164,930	$232,812	$276,797

GROSS PROFIT ON SALES:
Engines	$59,909	$65,697	$96,309	$106,124
Power Products	14,014	10,953	36,044	32,484
Inter-Segment Eliminations	(3,273)	(753)	(9,313)	2,008

Total	$70,650	$75,897	$123,040	$140,616

INCOME (LOSS) FROM OPERATIONS:
Engines	$18,043	$21,970	$12,129	$16,459
Power Products	(4,459)	(8,622)	(908)	(6,004)
Inter-Segment Eliminations	(3,273)	(753)	(9,313)	2,008

Total	$10,311	$12,595	$1,908	$12,463

Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Six Months Ended
	December 27, 2009	December 28, 2008
Beginning Balance	$42,044	$49,548
Payments	(16,724)	(17,652)
Provision for Current Year Warranties	14,513	15,683
Adjustment to Prior Years’ Warranties	(1,523)	(834)

Ending Balance	$38,310	$46,745

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. Some awards’ vesting periods are subject to acceleration based on the participants’ retirement eligibility. Stock based compensation expense was $1.2 million and $5.4 million for the quarter and six months ended December 27, 2009, respectively. For the quarter and six months ended December 28, 2008, stock based compensation expense was $0.6 million and $2.6 million, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pension and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 27, 2009	December 28, 2008	December 27, 2009	December 28, 2008

Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned	$2,914	$2,603	$120	$319
Interest Cost on Projected Benefit Obligation	15,149	15,231	2,840	3,100
Expected Return on Plan Assets	(20,264)	(20,796)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	756	852	(230)	(219)
Actuarial Loss	693	146	2,534	2,603

Net Periodic (Income) Expense	$(750)	$(1,962)	$5,264	$5,803

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2009	2008	2009	2008

Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned	$5,636	$5,739	$314	$637
Interest Cost on Projected Benefit Obligation	30,372	30,573	5,632	6,201
Expected Return on Plan Assets	(40,510)	(41,665)	—	—
Amortization of:
Transition Obligation	4	4	—	—
Prior Service Cost (Credit)	1,534	1,674	(460)	(438)
Actuarial Loss	1,586	279	5,103	5,206

Net Periodic (Income) Expense	$(1,378)	$(3,396)	$10,589	$11,606

The Company expects to make benefit payments of approximately $2.0 million attributable to its non-qualified pension plans during fiscal 2010. During the first six months of fiscal 2010, the Company made payments of approximately $1.0 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $23.4 million for its other postretirement benefit plans during fiscal 2010. During the first six months of fiscal 2010, the Company made payments of $11.7 million for its other postretirement benefit plans.

The Company is not required to, nor has or intends to, make any contributions to the qualified pension plan during fiscal 2010, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Income Taxes

As of June 28, 2009, the Company had $24.1 million of gross unrecognized tax benefits. Of this amount, $15.8 million represented the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the six months ended December 27, 2009, the Company recorded a reduction of the tax reserve of $0.4 million. The decrease relates primarily to the resolution of a federal audit plus a small impact for interest rate adjustments year to date. Over the next twelve months it is possible that we will settle global tax examinations, which could decrease the amount of unrecognized tax benefits. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlements, the amount cannot be reasonably estimated.

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

In June 2009, the FASB issued new guidance that changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This new standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the potential impacts, if any, on the consolidated financial statements.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2009 (in thousands):

		Fair Value Measurement Using
	December 27, 2009	Level 1	Level 2	Level 3
Assets:
Derivatives	$3,084	$2,813	$271	$—
Liabilities:
Derivatives	$5,018	$3,316	$1,702	$—

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

	December 27, 2009 Carrying Amount	Maximum Guarantee

8.875% Senior Notes, due March 15, 2011	$230,924	$231,517

Revolving Credit Facility, expiring July 12, 2012	$103,415	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of December 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$475,317	$388,399	$260,728	$(202,048)	$922,396
Investment in Subsidiaries	702,318	—	—	(702,318)	—
Non-Current Assets	447,076	297,539	52,018	(49,095)	747,538

	$1,624,711	$685,938	$312,746	$(953,461)	$1,669,934

Current Liabilities	$434,486	$64,067	$109,371	$(202,048)	$405,876
Long-term Debt	230,924	—	—	—	230,924
Other Long-term Obligations	261,020	73,185	49,743	(49,095)	334,853
Shareholders’ Investment	698,281	548,686	153,632	(702,318)	698,281

	$1,624,711	$685,938	$312,746	$(953,461)	$1,669,934

BALANCE SHEET

As of June 28, 2009

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$447,878	$378,806	$243,983	$(214,147)	$856,520
Investment in Subsidiaries	693,119	—	—	(693,119)	—
Non-current Assets	454,694	301,229	50,964	(44,384)	762,503

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

Current Liabilities	$348,483	$47,020	$117,733	$(214,147)	$299,089
Long-term Debt	281,104	—	—	—	281,104
Other Long-term Obligations	271,421	72,198	44,912	(44,384)	344,147
Shareholders’ Investment	694,683	560,817	132,302	(693,119)	694,683

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended December 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$254,624	$133,612	$69,297	$(64,484)	$393,049
Cost of Goods Sold	200,865	127,832	53,439	(59,737)	322,399

Gross Profit	53,759	5,780	15,858	(4,747)	70,650
Engineering, Selling, General and Administrative Expenses	34,458	16,264	9,617	—	60,339
Equity in Loss from Subsidiaries	1,760	—	—	(1,760)	—

Income (Loss) from Operations	17,541	(10,484)	6,241	(2,987)	10,311
Interest Expense	(7,115)	(24)	(40)	—	(7,179)
Other Income, Net	1,003	29	105	—	1,137

Income (Loss) before Income Taxes	11,429	(10,479)	6,306	(2,987)	4,269
Provision (Credit) for Income Taxes	3,657	(3,781)	1,368	—	1,244

Net Income (Loss)	$7,772	$(6,698)	$4,938	$(2,987)	$3,025

STATEMENT OF INCOME

For the Three Months Ended December 28, 2008

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$313,218	$172,021	$77,146	$(84,904)	$477,481
Cost of Goods Sold	258,245	164,770	65,884	(87,315)	401,584

Gross Profit	54,973	7,251	11,262	2,411	75,897
Engineering, Selling, General and Administrative Expenses	36,921	18,109	8,272	—	63,302
Equity in Loss from Subsidiaries	5,042	—	—	(5,042)	—

Income (Loss) from Operations	13,010	(10,858)	2,990	7,453	12,595
Interest Expense	(8,531)	(59)	(124)	—	(8,714)
Other Income (Expense), Net	1,441	302	(502)	(554)	687

Income (Loss) before Income Taxes	5,920	(10,615)	2,364	6,899	4,568
Provision (Credit) for Income Taxes	4,585	(4,056)	847	—	1,376

Net Income (Loss)	$1,335	$(6,559)	$1,517	$6,899	$3,192

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Six Months Ended December 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$445,856	$278,831	$129,294	$(136,325)	$717,656
Cost of Goods Sold	365,691	258,229	97,737	(127,041)	594,616

Gross Profit	80,165	20,602	31,557	(9,284)	123,040
Engineering, Selling, General and Administrative Expenses	69,214	32,294	19,624	—	121,132
Equity in Earnings from Subsidiaries	(2,345)	—	—	2,345	—

Income (Loss) from Operations	13,296	(11,692)	11,933	(11,629)	1,908
Interest Expense	(13,505)	(51)	(99)	—	(13,655)
Other Income, Net	2,153	117	7	150	2,427

Income (Loss) before Income Taxes	1,944	(11,626)	11,841	(11,479)	(9,320)
Provision (Credit) for Income Taxes	(1,528)	(4,176)	2,046	—	(3,658)

Net Income (Loss)	$3,472	$(7,450)	$9,795	$(11,479)	$(5,662)

STATEMENT OF INCOME

For the Six Months Ended December 28, 2008

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$551,677	$406,053	$154,532	$(176,630)	$935,632
Cost of Goods Sold	463,591	383,212	132,917	(184,704)	795,016

Gross Profit	88,086	22,841	21,615	8,074	140,616
Engineering, Selling, General and Administrative Expenses	74,211	34,877	19,065	—	128,153
Equity in Loss from Subsidiaries	7,056	—	—	(7,056)	—

Income (Loss) from Operations	6,819	(12,036)	2,550	15,130	12,463
Interest Expense	(16,313)	(100)	(198)	—	(16,611)
Other Income (Expense), Net	3,416	232	(497)	(1,265)	1,886

Income (Loss) before Income Taxes	(6,078)	(11,904)	1,855	13,865	(2,262)
Provision (Credit) for Income Taxes	(505)	(4,531)	1,538	—	(3,498)

Net Income (Loss)	$(5,573)	$(7,373)	$317	$13,865	$1,236

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$5,457	$(18,979)	$(8,661)	$(3,096)	$(25,279)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(8,296)	(5,500)	(1,796)	—	(15,592)
Proceeds Received on Sale of Plant and Equipment	158	2	12	—	172
Cash Investment in Subsidiary	(9,519)	—	613	8,906	—
Other, net	(144)	—	—	—	(144)

Net Cash Used by Investing Activities	(17,801)	(5,498)	(1,171)	8,906	(15,564)

Cash Flows from Financing Activities:
Net Borrowings on Loans, Notes Payable and Long-term Debt	21,467	26,248	2,121	3,096	52,932
Dividends Paid	(5,500)	—	—	—	(5,500)
Capital Contributions Received	—	—	8,906	(8,906)	—

Net Cash Provided by Financing Activities	15,967	26,248	11,027	(5,810)	47,432

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	328	—	328

Net Increase in Cash and Cash Equivalents	3,623	1,771	1,523	—	6,917
Cash and Cash Equivalents, Beginning	1,541	1,301	13,150	—	15,992

Cash and Cash Equivalents, Ending	$5,164	$3,072	$14,673	$—	$22,909

STATEMENT OF CASH FLOWS

For the Six Months Ended December 28, 2008

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(75,451)	$36,052	$32,228	$(31,570)	$(38,741)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(15,022)	(4,685)	(1,433)	—	(21,140)
Cash Paid for Acquisition, Net of Cash Received	—	—	(24,757)	—	(24,757)
Proceeds Received on Sale of Plant and Equipment	26	2,167	18	—	2,211
Cash Investment in Subsidiary	(9,686)	—	(221)	9,907	—

Net Cash Used by Investing Activities	(24,682)	(2,518)	(26,393)	9,907	(43,686)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-term Debt	111,986	(30,418)	(30,371)	30,453	81,650
Dividends Paid	(10,906)	—	(1,117)	1,117	(10,906)
Capital Contributions Received	—	—	9,907	(9,907)	—

Net Cash Provided (Used) by Financing Activities	101,080	(30,418)	(21,581)	21,663	70,744

Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,749)	—	(1,749)

Net Increase (Decrease) in Cash and Cash Equivalents	947	3,116	(17,495)	—	(13,432)
Cash and Cash Equivalents, Beginning	2,560	1,087	28,821	—	32,468

Cash and Cash Equivalents, Ending	$3,507	$4,203	$11,326	$—	$19,036

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Subsequent Events

In May 2009, the FASB issued guidance requiring disclosure of the date through which subsequent events have been evaluated, as well as whether the date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company has evaluated subsequent events through February 3, 2010, the date the financial statements were issued. The Company noted no significant events that occurred through this date requiring adjustment to the financial statements or disclosures.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the second quarter of fiscal 2010 were $393 million, a decrease of $84 million or 18% when compared to the same period a year ago.

Second quarter fiscal 2010 net sales for the Engines Segment were $274 million versus $339 million in fiscal 2009, a decrease of $65 million or 19%. This decrease is primarily attributable to a 15% decrease in engine unit shipments between quarters which is driven by lower shipments for lawn and garden applications as some OEMs are delaying deliveries of engines to control their inventory investment ahead of an uncertain market environment for the spring of 2010. Additionally, engine requirements for portable generators were down due to the lack of any significant weather events and engine shipments for snow thrower applications were down because of placement shifts.

Second quarter fiscal 2010 Power Products Segment net sales were $157 million, a $35 million or 18% decrease from the second quarter of fiscal 2009. This decline is primarily attributable to decreased portable generator shipments. Replenishment demand that occurred because of major weather events in fiscal 2009 did not occur in fiscal 2010 due to the lack of weather events. In general, all lawn and garden unit shipments were down from the prior year, except for stronger snow thrower shipments. All levels of the lawn and garden distribution channel appear to be managing to lower inventory levels ahead of the spring 2010 retail season.

Consolidated net sales for the first six months of fiscal 2010 were $718 million, a decrease of $218 million or 23% when compared to the same period a year ago.

Engines Segment net sales for the first six months of fiscal 2010 were $485 million, a $113 million or 19% decrease compared to the first six months of fiscal 2009. This decrease reflects an 18% decline in engine unit shipments between years primarily resulting from the same reasons mentioned for the second quarter. Additionally, first quarter engine sales were light because 2009 summer retail demand for lawn and garden equipment was soft and did not generate levels of engine reorders similar to those in the prior year.

Power Products Segment net sales for the first six months of fiscal 2010 were $320 million, a $128 million or 29% decrease compared to the first six months of fiscal 2010. This decline was primarily the result of a decrease in portable generator shipments due to no hurricanes making landfall in the United States in the first half of fiscal 2010. Other than a small increase in pressure washer shipments, the other product offerings in this reporting segment had volume declines between years.

GROSS PROFIT MARGIN

The consolidated gross profit margin improved to 18.0% for the second quarter of fiscal 2010 from 15.9% in the same period last year.

Engines Segment gross profit margin increased to 21.8% for the second quarter of fiscal 2010 from 19.4% in the second quarter of fiscal 2009. This improvement was the result of lower manufacturing and operating costs, resulting primarily from lower commodity costs and planned cost savings initiatives.

The Power Products Segment gross profit margin increased to 9.0% for the second quarter of fiscal 2010 from 5.7% in the second quarter of fiscal 2009. This improvement was the result of lower manufacturing costs, primarily related to lower commodity costs and planned cost savings initiatives, partially offset by expenses associated with the previously announced closing of the Jefferson, Wisconsin manufacturing facility.

The consolidated gross profit margin for the first six months of fiscal 2010 improved to 17.1% from 15.0% in the first six months of fiscal 2009.

The Engines Segment gross profit margin increased to 19.9% for the first six months of fiscal 2010 from 17.7% in the first six months of fiscal 2009. This improvement is attributable to the same factors mentioned for the second quarter.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Power Products Segment gross profit margin increased to 11.3% for the first six months of fiscal 2010 from 7.3% in the first six months of fiscal 2009. This improvement is attributable to the same factors mentioned for the second quarter, offset by an unfavorable mix of lawn and garden product shipments.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $60.3 million in the second quarter of fiscal 2010, a decrease of $3.0 million or 5% from the second quarter of fiscal 2009. Engineering, selling, general and administrative expenses were $121.1 million for the first six months of fiscal 2010, a decrease of $7.0 million or 5% from the first six months of fiscal 2009. These decreases are due to planned reductions in salaries, fringes and professional services expenses.

INTEREST EXPENSE

Interest expense for the second quarter of fiscal 2010 was $7.2 million compared to the $8.7 million in fiscal 2009. Interest expense for the first six months of fiscal 2010 was $13.7 million compared to $16.6 million in fiscal 2009. These decreases are attributable to lower average borrowings for working capital purposes.

PROVISION FOR INCOME TAXES

The second quarter and year to date fiscal 2010 effective tax rates are at 29% and 39%, respectively, versus the 30% and 155% used in the same respective periods last year. The difference between the effective tax rates for the six month periods was due to the impact of higher levels of discrete items related to foreign dividends in fiscal 2009 compared to fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities in the first six months of fiscal 2010 was $25.3 million, a $13.4 million improvement from the $38.7 million used by operating activities in the first six months of fiscal 2009. This improvement was primarily attributable to $19.1 million less of working capital requirements between years, offset by weakened operating results. The improvement in working capital requirements is primarily the result of reduced accounts receivable due to the timing and level of sales, offset by increased inventory, primarily portable generators due to the lack of sales for weather events.

Cash used by investing activities was $15.6 million and $43.7 million in the first six months of fiscal 2010 and fiscal 2009, respectively. The $28.1 million decrease was primarily the result of the absence of the $24.8 million used for the acquisition of Victa Lawncare Pty. Ltd. in the first six months of fiscal 2009 and planned reductions to plant and equipment spending.

Cash provided by financing activities was $47.4 million and $70.7 million in the first six months of fiscal 2010 and fiscal 2009, respectively. This $23.3 million decrease is attributable to decreased net borrowings for working capital purposes, offset by a reduction in dividends paid.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of December 27, 2009, borrowings on the Revolver totaled $103.4 million. This credit facility and the Company’s other indebtedness contain restrictive covenants as described in Note 9 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the second quarter of fiscal 2010, the Company was in compliance with these covenants.

The Company expects capital expenditures to be approximately $50 to $55 million in fiscal 2010. These anticipated expenditures reflect our plans to continue to reinvest in equipment, new products, and capacity enhancements.

The Company is not required to make any contributions to the qualified pension plan during fiscal 2010, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

The Company’s $231 million of 8.875% Senior Notes will mature in March 2011. At this time, the Company believes it will be able to replace these borrowings with new financing.

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

ITEM 1A. RISK FACTORS

There have been no material changes since the August 27, 2009, filing of the Company’s Annual Report on Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on October 21, 2009. Information on the matters voted upon and the votes cast with respect to each matter was previously reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009 filed on November  4, 2009.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Amendment to Rights Agreement, dated as of October 13, 2009 (Filed as Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form 8-A/A of the Company dated as of October 13, 2009 and incorporated herein by reference)

4.2	Amendment to Rights Agreement, effective October 22, 2009 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009 and incorporated herein by reference)

10.1	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 21, 2009 and incorporated herein by reference)

10.2	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated herein by reference)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

10.3	Amendment to the Briggs & Stratton Corporation Key Employee Savings and Investment Plan, adopted by the Board of Directors on October 21, 2009 (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: February 3, 2010	/S/ JAMES E. BRENN
James E. Brenn
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

4.1	Amendment to Rights Agreement, dated as of October 13, 2009 (Filed as Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form 8-A/A of the Company dated as of October 13, 2009 and incorporated herein by reference)

4.2	Amendment to Rights Agreement, effective October 22, 2009 (Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009 and incorporated herein by reference)

10.1	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan Agreement (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 21, 2009 and incorporated herein by reference)

10.2	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company (Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated herein by reference)

10.3	Amendment to the Briggs & Stratton Corporation Key Employee Savings and Investment Plan, adopted by the Board of Directors on October 21, 2009 (Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009 and incorporated herein by reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)