Form 10-Q
period 2010-03-28
BRIGGS & STRATTON CORP
filed 2010-05-05
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
COMMON STOCK, par value $0.01 per share	50,059,856 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	(Unaudited) March 28, 2010	June 28, 2009
CURRENT ASSETS:
Cash and Cash Equivalents	$27,867	$15,992
Accounts Receivable, Net	438,146	262,934
Inventories -
Finished Products and Parts	325,556	359,429
Work in Process	125,848	109,774
Raw Materials	5,501	8,136

Total Inventories	456,905	477,339

Deferred Income Tax Asset	54,859	51,658
Assets Held For Sale	4,000	4,000
Prepaid Expenses and Other Current Assets	26,246	48,597

Total Current Assets	1,008,023	860,520

OTHER ASSETS:
Goodwill	255,016	253,854
Investments	18,307	18,667
Other Intangible Assets, Net	90,934	92,190
Long-Term Deferred Income Tax Asset	17,096	23,165
Other Long-Term Assets, Net	12,509	10,452

Total Other Assets	393,862	398,328

PLANT AND EQUIPMENT:
Cost	974,286	991,682
Less - Accumulated Depreciation	637,831	631,507

Total Plant and Equipment, Net	336,455	360,175

TOTAL ASSETS	$1,738,340	$1,619,023

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	(Unaudited) March 28, 2010	June 28, 2009
CURRENT LIABILITIES:
Accounts Payable	$164,163	$128,151
Short-Term Debt	3,000	3,000
Current Maturity on Long-Term Debt	206,098	—
Accrued Liabilities	177,777	167,938

Total Current Liabilities	551,038	299,089

OTHER LIABILITIES:
Accrued Pension Cost	130,289	138,811
Accrued Employee Benefits	19,627	19,429
Accrued Postretirement Health Care Obligation	147,936	155,443
Other Long-Term Liabilities	29,901	30,463
Long-Term Debt	139,355	281,104

Total Other Liabilities	467,108	625,250

SHAREHOLDERS’ INVESTMENT:
Common Stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	80,246	77,522
Retained Earnings	1,078,205	1,075,838
Accumulated Other Comprehensive Loss	(234,826)	(250,273)
Treasury Stock at cost, 7,852 and 8,042 shares, respectively	(204,010)	(208,982)

Total Shareholders’ Investment	720,194	694,684

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,738,340	$1,619,023

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
NET SALES	$694,575	$673,794	$1,412,231	$1,609,426

COST OF GOODS SOLD	554,093	561,724	1,148,709	1,356,740

Gross profit on sales	140,482	112,070	263,522	252,686

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	71,394	68,118	192,526	196,271

LITIGATION SETTLEMENT	30,600	—	30,600	—

Income from operations	38,488	43,952	40,396	56,415

INTEREST EXPENSE	(7,323)	(7,709)	(20,979)	(24,320)

OTHER INCOME, net	1,860	806	4,287	2,692

Income before income taxes	33,025	37,049	23,704	34,787

PROVISION FOR INCOME TAXES	8,952	11,638	5,293	8,140

NET INCOME	$24,073	$25,411	$18,411	$26,647

EARNINGS PER SHARE DATA

Average Shares Outstanding	49,597	49,571	49,595	49,568

Basic Earnings Per Share	$0.48	$0.51	$0.37	$0.53

Diluted Average Shares Outstanding	50,060	49,728	49,987	49,699

Diluted Earnings Per Share	$0.48	$0.51	$0.36	$0.53

CASH DIVIDENDS PER SHARE	$0.11	$0.22	$0.33	$0.66

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 28, 2010	March 29, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,411	$26,647
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and Amortization	48,629	51,417
Stock Compensation Expense	6,155	3,136
Loss on Disposition of Plant and Equipment	1,656	2,807
(Provision) Credit for Deferred Income Taxes	(4,195)	2,051
Earnings of Unconsolidated Affiliates	(2,466)	(1,095)
Dividends Received from Unconsolidated Affiliates	4,005	4,812
Change in Operating Assets and Liabilities:
Increase in Accounts Receivable	(175,159)	(166,324)
Decrease in Inventories	20,474	27,257
Decrease in Other Current Assets	12,363	360
Increase in Accounts Payable and Accrued Liabilities	60,241	4,664
Changes in Accrued / Prepaid Pension	(3,610)	(6,423)
Other, Net	(3,014)	(6,881)

Net Cash Used by Operating Activities	(16,510)	(57,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(24,816)	(30,963)
Cash Paid for Acquisition, Net of Cash Acquired	—	(24,757)
Proceeds Received on Sale of Plant and Equipment	209	2,538
Other, Net	(144)	—

Net Cash Used by Investing Activities	(24,751)	(53,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Loans, Notes Payable and Long-term Debt	63,872	119,661
Dividends Paid	(11,001)	(21,811)

Net Cash Provided by Financing Activities	52,871	97,850

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	265	(3,091)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,875	(15,995)
CASH AND CASH EQUIVALENTS, Beginning	15,992	32,468

CASH AND CASH EQUIVALENTS, Ending	$27,867	$16,473

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$25,651	$29,806

Income Taxes Paid	$2,671	$3,732

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

Earnings Per Share

In June 2008, new guidance was issued requiring unvested share-based payment awards that contain non-forfeitable rights to dividends (whether paid or unpaid) to be treated as participating securities and included in the computation of basic earnings per share. The Company adopted this guidance June 29, 2009. The guidance requires all prior-period earnings per share data to be adjusted retrospectively. The adoption had no impact on the Company’s earnings per share for the third fiscal quarter ended March 29, 2009 or for the nine months ended March 28, 2010. It had a $0.01 impact on the earnings per share for the third fiscal quarter ended March 28, 2010 and for the nine months ended March 29, 2009. The calculation of earnings per share for common stock below excludes the income attributable to the unvested share units from the numerator and excludes the dilutive impact of those units from the denominator.

Shares outstanding used to compute diluted earnings per share for the three and nine months ended March 28, 2010 excluded outstanding options to purchase approximately 4,526,000 and 4,396,000 shares of common stock, respectively, because the options’ exercise price was greater than the average market price of the common shares. Shares outstanding used to compute diluted earnings per share for the three and nine months ended March 29, 2009 excluded outstanding options to purchase approximately 4,329,000 and 4,199,000 shares of common stock, respectively, because the options’ exercise price was greater than the average market price of the common shares.

Information on earnings per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net Income	$24,073	$25,411	$18,411	$26,647
Less: Dividends Attributable to Unvested Shares	(74)	(78)	(222)	(234)

Net Income available to Common Shareholders	$23,999	$25,333	$18,189	$26,413

Average Shares of Common Stock Outstanding	49,597	49,571	49,595	49,568
Diluted Average Shares of Common Stock Outstanding	50,060	49,728	49,987	49,699

Basic Earnings Per Share	$0.48	$0.51	$0.37	$0.53
Diluted Earnings Per Share	$0.48	$0.51	$0.36	$0.53

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Net Income	$24,073	$25,411	$18,411	$26,647

Cumulative Translation Adjustments	(3,735)	(1,148)	1,241	(20,012)

Unrealized Gain (Loss) on Derivative Instruments	3,801	(1,358)	6,817	(8,523)

Unrecognized Pension & Postretirement Obligation	2,463	2,235	7,389	6,705

Total Comprehensive Income	$26,602	$25,140	$33,858	$4,817

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	March 28, 2010	June 28, 2009
Cumulative Translation Adjustments	$10,202	$8,961

Unrealized Gain (Loss) on Derivative Instruments	3,690	(3,127)

Unrecognized Pension & Postretirement Obligation	(248,718)	(256,107)

Accumulated Other Comprehensive Loss	$(234,826)	$(250,273)

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

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges up to 100% of its anticipated copper usage and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective would be recorded as either income or expense in the accompanying Consolidated Condensed Statements of Income. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made. These instruments generally do not have a maturity of more than twenty-four months.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

As of March 28, 2010, the Company had the following outstanding derivative contracts (in thousands):

Contract		Quantity
Foreign Currency:
Australian Dollar	Sell	7,441	AUD
Canadian Dollar	Sell	1,300	CAD
Euro	Sell	109,000	EUR
British Pound	Buy	700	GBP
Japanese Yen	Buy	895,000	JPY
Swedish Krona	Buy	5,000	SEK
Commodity:
Copper	Buy	75	Pounds
Natural Gas	Buy	18,298	Therms

As of and for the nine months ended March 28, 2010, the Company’s derivative contracts had the following impact on the Consolidated Condensed Balance Sheet and the Consolidated Condensed Statement of Income (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts	Other Current Assets	$8,536	Accrued Liabilities	$788
Commodity contracts	Other Current Assets	144	Accrued Liabilities	2,111
Foreign currency contracts	Other Long-Term Assets, Net	2,978	Other Long-Term Liabilities	—
Commodity contracts	Other Long-Term Assets, Net	—	Other Long-Term Liabilities	1,125

		$11,658		$4,024

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
Foreign currency contracts - sell	$5,700	Net Sales	$(3,626)
Foreign currency contracts - buy	(36)	Cost of Goods Sold	304
Commodity contracts	(1,974)	Cost of Goods Sold	(2,430)

	$3,690		$(5,752)

Of the net $3.7 million gain detailed above that is currently recognized in Accumulated Other Comprehensive Loss, a $2.6 million gain is expected to be reclassified into the earnings within the next twelve months.

Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Included within the Engine Segment income from operations for the three and nine months ended March 28, 2010 is a charge of $30.6 million related to a litigation settlement, as further discussed within the Commitments and Contingencies footnote. Summarized segment data is as follows (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
NET SALES:
Engines	$498,897	$480,216	$983,632	$1,078,124
Power Products	245,342	250,176	565,524	697,719
Inter-Segment Eliminations	(49,664)	(56,598)	(136,925)	(166,417)

Total *	$694,575	$673,794	$1,412,231	$1,609,426

* International sales included in net sales based on product shipment destination	$177,507	$145,174	$410,319	$421,971

GROSS PROFIT ON SALES:
Engines	$122,597	$94,556	$218,906	$200,680
Power Products	16,161	17,294	52,205	49,778
Inter-Segment Eliminations	1,724	220	(7,589)	2,228

Total	$140,482	$112,070	$263,522	$252,686

INCOME (LOSS) FROM OPERATIONS:
Engines	$43,841	$46,600	$55,970	$63,059
Power Products	(7,077)	(2,868)	(7,985)	(8,872)
Inter-Segment Eliminations	1,724	220	(7,589)	2,228

Total	$38,488	$43,952	$40,396	$56,415

Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Nine Months Ended
	March 28, 2010	March 29, 2009
Beginning Balance	$42,044	$49,548
Payments	(24,702)	(26,309)
Provision for Current Year Warranties	22,963	24,190
Adjustment to Prior Years’ Warranties	(2,715)	(830)

Ending Balance	$37,590	$46,599

Assets Held for Sale

On July 1, 2009 the Company announced a plan to close its Jefferson and Watertown, Wisconsin manufacturing facilities in fiscal 2010. At March 28, 2010, the Company had $4.0 million included in Assets Held for Sale in its Condensed Consolidated Balance Sheets consisting of certain assets related to the Jefferson, WI production facility. Prior to the closure, the facility manufactured all portable generator and pressure washer products marketed and sold by the Company within its Power Products Segment.

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. Some awards’ vesting periods are subject to acceleration based on the participants’ retirement eligibility. Stock based compensation expense was $0.8 million and $6.2 million for the three and nine months ended March 28, 2010, respectively. For the three and nine months ended March 29, 2009, stock based compensation expense was $0.5 million and $3.1 million, respectively.

Pension and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Components of Net Periodic (Income) Expense:
Service Cost	$2,815	$2,870	$157	$(96)
Interest Cost on Projected Benefit Obligation	15,186	15,287	2,816	3,164
Expected Return on Plan Assets	(20,255)	(20,833)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	767	837	(230)	(219)
Actuarial Loss	793	139	2,551	2,174

Net Periodic (Income) Expense	$(692)	$(1,698)	$5,294	$5,023

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 28, 2010	March 29, 2009	March 28, 2010	March 29, 2009
Components of Net Periodic (Income) Expense:
Service Cost	$8,452	$8,609	$471	$541
Interest Cost on Projected Benefit Obligation	45,558	45,860	8,448	9,365
Expected Return on Plan Assets	(60,766)	(62,498)	—	—
Amortization of:
Transition Obligation	6	6	—	—
Prior Service Cost (Credit)	2,301	2,511	(690)	(657)
Actuarial Loss	2,378	418	7,654	7,380

Net Periodic (Income) Expense	$(2,071)	$(5,094)	$15,883	$16,629

The Company expects to make benefit payments of approximately $2.0 million attributable to its non-qualified pension plans during fiscal 2010. During the first nine months of fiscal 2010, the Company made payments of approximately $1.5 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $23.2 million for its other postretirement benefit plans during fiscal 2010. During the first nine months of fiscal 2010, the Company made payments of $17.4 million for its other postretirement benefit plans.

The Company is not required to, nor has or intends to, make any contributions to the qualified pension plan during fiscal 2010, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Income Taxes

As of June 28, 2009, the Company had $24.1 million of gross unrecognized tax benefits. Of this amount, $15.8 million represented the portion that, if recognized, would impact the effective tax rate. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. For the nine months ended March 28, 2010, the Company recorded a reduction in the tax reserve

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

of $0.6 million. The decrease relates primarily to the resolution of foreign, state and federal audits. Over the next twelve months, it is reasonably possible that the Company will settle global tax examinations, which could decrease the amount of unrecognized tax benefits. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlements, the amount of the change of unrecognized tax benefits cannot be reasonably estimated at this time.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before 2006 and is currently under audit by the IRS for fiscal years 2006 through 2008. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations before 1999.

New Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update that removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated. This change removes potential conflicts with SEC requirements. The adoption did not have an impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued a clarification on fair value measurements. This clarification provides that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the techniques provided for in this update. This clarification was effective in the first reporting period following issuance, and did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued new guidance for the hierarchy of accounting standards, which establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for the Company beginning with the first quarter of our current fiscal year. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 28, 2010 (in thousands):

		Fair Value Measurement Using
	March 28, 2010	Level 1	Level 2	Level 3
Assets:
Derivatives	$11,658	$11,514	$144	$—
Liabilities:
Derivatives	$4,024	$788	$3,236	$—

Commitments and Contingencies

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines. In May 2008, a putative nationwide class of plaintiffs pursuing these claims was dismissed without prejudice by Judge Murphy of the United States District Court for the Southern District of Illinois. Since that time plaintiffs filed 66 separate class actions in 49 states across the country seeking to certify 52 separate classes of all persons in each of the 50 states, Puerto Rico and the District of Columbia who purchased a lawnmower containing a gasoline combustion engine up to 30 horsepower from 1994 to the present (“Horsepower Class Actions”). In these Horsepower Class Actions, plaintiffs seek injunctive relief, compensatory and punitive damages, and attorneys’ fees. Plaintiffs also filed state and federal antitrust and RICO claims and seek a nationwide class based on these claims.

On September 25, 2008, the Company, along with all other defendants, filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all pending actions to a single federal court for coordinated pretrial proceedings. On December 5, 2008, the Multidistrict Litigation Panel granted the motion and transferred the cases to Judge Adelman of the United States District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999). On January 27, 2009, Judge Adelman entered a stay of all litigation so that the parties could conduct mediation in an effort to resolve all outstanding litigation.

On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that, if given final court approval, will resolve all of the Horsepower Class Actions. Other parties to the Settlement are Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Holdings Corporation, Deere & Company, Tecumseh Products Company, The Toro Company, Electrolux Home Products, Inc. and Husqvarna Outdoor Products, Inc. (now known as Husqvarna Consumer Outdoor Products, N.A., Inc.) (collectively with the Company referred to below as the “Settling Defendants”). All other defendants settled all claims separately. As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. If finally approved, the Settlement resolves all horsepower-labeling claims brought by “all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant.”

As part of the Settlement, the Settling Defendants as a group agreed to pay an aggregate amount of $51.0 million. In addition, the Company, along with the other Settling Defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge.

On February 26, 2010, Judge Adelman preliminarily approved the Settlement, certified a settlement class, appointed settlement class counsel, and stayed all proceedings against all the Settling Defendants. On March 11, 2010, Judge Adelman entered an order approving a notice plan for the Settlement, and set a final approval hearing for June 22, 2010 to determine the fairness of the Settlement, and whether final judgment should be entered thereon.

As a result of the pending Settlement, the Company recorded a total charge of $30.6 million, or $18.7 million after-tax, in the third quarter of fiscal 2010 representing the total of the Company’s monetary portion of the Settlement and the estimated costs of extending the warranty period for one year. The amount has been included as a Litigation Settlement expense reducing income from operations on the Consolidated Condensed Statements of Income.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On March 19, 2010, new plaintiffs filed a complaint in the Ontario Superior Court of Justice in Canada (Robert Foster et al. v. Sears Canada, Inc. et al., Docket No. 766-2010) containing allegations and seeking relief under Canadian law that are similar to the U.S. Horsepower Class Actions. The Company is evaluating the complaint and has not yet filed an answer or other responsive pleading. The Company intends to vigorously defend itself in the litigation. Litigation is inherently uncertain and always difficult to predict. However, given the small size of the Canadian market and revisions to the Company’s power labeling practices in recent years, it is not likely the litigation would have a material adverse effect on its results of operations, financial position, or cash flows.

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

	March 28, 2010 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$206,098	$206,517

Revolving Credit Facility, expiring July 12, 2012	$139,355	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of March 28, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$534,628	$418,955	$237,284	$(182,844)	$1,008,023
Investment in Subsidiaries	694,479	—	—	(694,479)	—
Non-Current Assets	434,847	292,160	50,389	(47,079)	730,317

	$1,663,954	$711,115	$287,673	$(924,402)	$1,738,340

Current Liabilities	$552,572	$96,283	$85,028	$(182,845)	$551,038
Long-term Debt	139,355	—	—	—	139,355
Other Long-term Obligations	251,833	74,878	48,121	(47,079)	327,753
Shareholders’ Investment	720,194	539,954	154,524	(694,478)	720,194

	$1,663,954	$711,115	$287,673	$(924,402)	$1,738,340

BALANCE SHEET

As of June 28, 2009

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$451,878	$378,806	$243,983	$(214,147)	$860,520
Investment in Subsidiaries	693,119	—	—	(693,119)	—
Non-current Assets	450,694	301,229	50,964	(44,384)	758,503

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

Current Liabilities	$348,483	$47,020	$117,733	$(214,147)	$299,089
Long-term Debt	281,104	—	—	—	281,104
Other Long-term Obligations	271,421	72,198	44,912	(44,384)	344,147
Shareholders’ Investment	694,683	560,817	132,302	(693,119)	694,683

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Three Months Ended March 28, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$457,641	$225,366	$82,092	$(70,524)	$694,575
Cost of Goods Sold	347,015	212,773	64,829	(70,524)	554,093

Gross Profit	110,626	12,593	17,263	—	140,482
Engineering, Selling, General and Administrative Expenses	42,877	21,460	7,057	—	71,394
Litigation Settlement	30,600	—	—	—	30,600
Equity in Earnings from Subsidiaries	(3,715)	—	—	3,715	—

Income (Loss) from Operations	40,864	(8,867)	10,206	(3,715)	38,488
Interest Expense	(7,279)	(23)	(21)	—	(7,323)
Other Income (Expense), Net	1,193	(5)	672	—	1,860

Income (Loss) before Income Taxes	34,778	(8,895)	10,857	(3,715)	33,025
Provision (Credit) for Income Taxes	10,705	(3,525)	1,772	—	8,952

Net Income (Loss)	$24,073	$(5,370)	$9,085	$(3,715)	$24,073

STATEMENT OF INCOME

For the Three Months Ended March 29, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$449,314	$233,915	$78,868	$(88,303)	$673,794
Cost of Goods Sold	367,197	221,895	60,935	(88,303)	561,724

Gross Profit	82,117	12,020	17,933	—	112,070
Engineering, Selling, General and Administrative Expenses	39,295	18,707	10,116	—	68,118
Equity in Earnings from Subsidiaries	(3,035)	—	—	3,035	—

Income (Loss) from Operations	45,857	(6,687)	7,817	(3,035)	43,952
Interest Expense	(7,606)	(30)	(73)	—	(7,709)
Other Income, Net	404	—	402	—	806

Income (Loss) before Income Taxes	38,655	(6,717)	8,146	(3,035)	37,049
Provision (Credit) for Income Taxes	13,244	(2,263)	657	—	11,638

Net Income (Loss)	$25,411	$(4,454)	$7,489	$(3,035)	$25,411

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF INCOME

For the Nine Months Ended March 28, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$903,497	$504,197	$211,386	$(206,849)	$1,412,231
Cost of Goods Sold	721,990	471,002	162,566	(206,849)	1,148,709

Gross Profit	181,507	33,195	48,820	—	263,522
Engineering, Selling, General and Administrative Expenses	112,091	53,754	26,681	—	192,526
Litigation Settlement	30,600	—	—	—	30,600
Equity in Earnings from Subsidiaries	(6,059)	—	—	6,059	—

Income (Loss) from Operations	44,875	(20,559)	22,139	(6,059)	40,396
Interest Expense	(20,783)	(75)	(121)	—	(20,979)
Other Income, Net	3,496	112	679	—	4,287

Income (Loss) before Income Taxes	27,588	(20,522)	22,697	(6,059)	23,704
Provision (Credit) for Income Taxes	9,177	(7,702)	3,818	—	5,293

Net Income (Loss)	$18,411	$(12,820)	$18,879	$(6,059)	$18,411

STATEMENT OF INCOME

For the Nine Months Ended March 29, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,000,991	$639,968	$233,400	$(264,933)	$1,609,426
Cost of Goods Sold	822,714	605,107	193,852	(264,933)	1,356,740

Gross Profit	178,277	34,861	39,548	—	252,686
Engineering, Selling, General and Administrative Expenses	113,506	53,584	29,181	—	196,271
Equity in Loss from Subsidiaries	4,019	—	—	(4,019)	—

Income (Loss) from Operations	60,752	(18,723)	10,367	4,019	56,415
Interest Expense	(23,919)	(130)	(271)	—	(24,320)
Other Income (Expense), Net	2,554	232	(94)	—	2,692

Income (Loss) before Income Taxes	39,387	(18,621)	10,002	4,019	34,787
Provision (Credit) for Income Taxes	12,740	(6,794)	2,194	—	8,140

Net Income (Loss)	$26,647	$(11,827)	$7,808	$4,019	$26,647

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 28, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(1,455)	$(20,587)	$8,086	$(2,554)	$(16,510)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(14,663)	(7,602)	(2,551)	—	(24,816)
Proceeds Received on Sale of Plant and Equipment	180	13	16	—	209
Cash Investment in Subsidiary	(1,920)	—	613	1,307	—
Other, net	(144)	—	—	—	(144)

Net Cash Used by Investing Activities	(16,547)	(7,589)	(1,922)	1,307	(24,751)

Cash Flows from Financing Activities:
Net Borrowings on Loans, Notes Payable and Long-term Debt	31,072	28,036	2,210	2,554	63,872
Dividends Paid	(11,001)	—	—	—	(11,001)
Capital Contributions Received	—	—	1,307	(1,307)	—

Net Cash Provided by Financing Activities	20,071	28,036	3,517	1,247	52,871

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	265	—	265

Net Increase in Cash and Cash Equivalents	2,069	(140)	9,946	—	11,875
Cash and Cash Equivalents, Beginning	1,541	1,301	13,150	—	15,992

Cash and Cash Equivalents, Ending	$3,610	$1,161	$23,096	$—	$27,867

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 29, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(86,721)	$16,944	$40,026	$(27,821)	$(57,572)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(19,946)	(7,417)	(3,600)	—	(30,963)
Cash Paid for Acquisition, Net of Cash Received	—	—	(24,757)	—	(24,757)
Proceeds Received on Sale of Plant and Equipment	219	2,301	18	—	2,538
Cash Investment in Subsidiary	(7,906)	—	(221)	8,127	—

Net Cash Used by Investing Activities	(27,633)	(5,116)	(28,560)	8,127	(53,182)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-term Debt	137,026	(11,228)	(33,958)	27,821	119,661
Dividends Paid	(21,811)	—	—	—	(21,811)
Capital Contributions Received	—	—	8,127	(8,127)	—

Net Cash Provided (Used) by Financing Activities	115,215	(11,228)	(25,831)	19,694	97,850

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	(3,091)	—	(3,091)

Net Increase (Decrease) in Cash and Cash Equivalents	861	600	(17,456)	—	(15,995)
Cash and Cash Equivalents, Beginning	2,557	1,089	28,822	—	32,468

Cash and Cash Equivalents, Ending	$3,418	$1,689	$11,366	$—	$16,473

In prior periods the Company reported eliminations of intercompany gross profit and other income (expense) in the eliminations column. Under equity accounting, these amounts are more properly reflected in the Parent company column. In the current period the Company has revised these disclosures to reflect the elimination of intercompany gross profit and other income (expense) within the Briggs & Stratton Corporation column. The impact of the revision for the three months ended March 29, 2009 and the nine months ended March 29, 2009 was a decrease of $720 and an increase of $6,088, respectively to net income of the Briggs & Stratton Corporation column. The offsetting impact was to the Eliminations column.

The aforementioned revisions also affected the Statements of Cash Flows for the Briggs & Stratton Corporation column, the Non-Guarantor Subsidiaries column and the Eliminations column. The Briggs & Stratton Corporation column net cash provided (used) by operating activities decreased by $2,757 and cash investment in subsidiary increased by $2,754 for the nine months ended March 29, 2009. The Non-Guarantor Subsidiaries column net cash provided (used) by operating activities increased by $486, dividends paid increased by $2,271 and capital contributions received decreased by $2,754 for the nine months ended March 29, 2009. The Elimination column net cash provided (used) by operating activities increased by $2,271, cash investment in subsidiary decreased by $2,754, dividends paid decreased by $2,271, and capital contributions received increased by $2,754 for the nine months ended March 29, 2009.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the third quarter of fiscal 2010 were $695 million, an increase of $21 million or 3% when compared to the same period a year ago.

Third quarter fiscal 2010 net sales for the Engines Segment were $499 million versus $480 million in the third quarter of fiscal 2009, an increase of $19 million or 4%. The increase in net sales was primarily the result of an engine unit shipment increase of 6% from the same period a year ago. Offsetting the volume improvement were lower average prices in effect for fiscal 2010. Shipments of engines increased in the third quarter for lawn and garden applications due to the shift of OEM production to the last half of the fiscal year from the fiscal second quarter reflecting the desire of the channel participants to control their working capital commitments at the end of the calendar year.

Third quarter fiscal 2010 Power Products Segment net sales were $245 million, a $5 million or 2% decrease from the third quarter of fiscal 2009. The net sales decrease was primarily the result of lower portable generator sales in the quarter, as the current year’s quarter did not have hurricane replenishment shipments that were experienced in last year’s third quarter. The portable generator sales decrease was partially offset by stronger pressure washer volume and a small improvement in shipments of lawn and garden equipment.

Consolidated net sales for the first nine months of fiscal 2010 were $1.41 billion, a decrease of $197 million or 12% when compared to the same period a year ago.

Engines Segment net sales for the first nine months of fiscal 2010 were $984 million, a $95 million or 9% decrease compared to the first nine months of fiscal 2009. Unit volume decreases of 7% through the first nine months of fiscal 2010 were the result of lower engine demand for portable generators, soft engine shipments to European lawn and garden equipment manufacturers and minor market share losses in various engine categories. The majority of the remainder of the net sales decrease was due to lower pricing implemented for fiscal 2010.

Power Products Segment net sales for the first nine months of fiscal 2010 were $566 million, a $132 million or 19% decrease compared to the first nine months of fiscal 2009. Lower portable generator sales for this nine-month period accounted for almost all of the net sales decrease primarily due to the absence of any hurricane activity in fiscal 2010.

GROSS PROFIT MARGIN

The consolidated gross profit margin improved to 20.2% for the third quarter of fiscal 2010 from 16.6% in the same period last year.

Engines Segment gross profit margin increased to 24.6% for the third quarter of fiscal 2010 from 19.7% in the third quarter of fiscal 2009. The improvement was primarily the result of lower manufacturing costs for materials, labor and fixed overhead, offset by the lower selling prices as discussed above.

The Power Products Segment gross profit margin decreased to 6.6% for the third quarter of fiscal 2010 from 6.9% in the third quarter of fiscal 2009. The decrease resulted from lower plant utilization, primarily production of portable generators that decreased over 90% in the current third quarter compared to the same period a year ago.

The consolidated gross profit margin for the first nine months of fiscal 2010 improved to 18.7% from 15.7% in the first nine months of fiscal 2009.

The Engines Segment gross profit margin increased to 22.3% for the first nine months of fiscal 2010 from 18.6% in the first nine months of fiscal 2009. The improvement was the result of lower manufacturing costs for materials, labor and fixed overhead, offset by lower sales volume, production volume and pricing.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Power Products Segment gross profit margin increased to 9.2% for the first nine months of fiscal 2010 from 7.1% in the first nine months of fiscal 2009. The improvement was the result of lower manufacturing costs, primarily related to lower commodity costs and planned cost saving initiatives. The improvements were offset by lower sales and production volumes primarily related to the significantly lower portable generator shipments and production in fiscal 2010 and startup inefficiencies as a result of moving production to other plants during the quarter.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $71.4 million in the third quarter of fiscal 2010, an increase of $3.3 million or 5% from the third quarter of fiscal 2009. Engineering, selling, general and administrative expenses were $192.5 million for the first nine months of fiscal 2010, a decrease of $3.8 million or 2% from the first nine months of fiscal 2009. The third quarter increase is attributable to increased salaries and fringes, offset by reduced professional services and marketing expenses. The fiscal year to date decrease is attributable to reduced professional services and marketing expenses, offset by increased salaries and fringes.

LITIGATION SETTLEMENT

On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that, if given final court approval, will resolve over 65 class-action lawsuits that have been filed against Briggs & Stratton and other engine and lawnmower manufacturers alleging, among other things, misleading power labeling on its lawnmower engines. Other parties to the Settlement are Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Holdings Corporation, Deere & Company, Tecumseh Products Company, The Toro Company, Electrolux Home Products, Inc. and Husqvarna Outdoor Products, Inc. (now known as Husqvarna Consumer Outdoor Products, N.A., Inc.) (collectively with the Company referred to below as the “Settling Defendants”). All other defendants settled all claims separately. As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. If finally approved, the Settlement resolves all horsepower-labeling claims brought by “all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant.”

As part of the Settlement, the Settling Defendants as a group agreed to pay an aggregate amount of $51.0 million. In addition, the Company, along with the other Settling Defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge.

On February 26, 2010, Judge Adelman preliminarily approved the Settlement, certified a settlement class, appointed settlement class counsel, and stayed all proceedings against all the Settling Defendants. On March 11, 2010, Judge Adelman entered an order approving a notice plan for the Settlement, and set a final approval hearing for June 22, 2010 to determine the fairness of the Settlement, and whether final judgment should be entered thereon.

As a result of the pending Settlement, the Company recorded a total charge of $30.6 million, or $18.7 million after-tax, in the third quarter of fiscal 2010 representing the total of the Company’s monetary portion of the Settlement and the estimated costs of extending the warranty period for one year. The amount has been included as a Litigation Settlement expense reducing income from operations on the Consolidated Condensed Statements of Income.

INTEREST EXPENSE

Interest expense for the third quarter of fiscal 2010 was $7.3 million compared to $7.7 million in fiscal 2009. Interest expense for the first nine months of fiscal 2010 was $21.0 million compared to $24.3 million in fiscal 2009. These decreases are attributable to lower average borrowings for working capital purposes.

PROVISION FOR INCOME TAXES

The effective tax rate was 27.1% for the third quarter and 22.3% for the first nine months of fiscal 2010 versus 31.4% and 23.4% for the same periods last year, respectively. The variation reflected between years was due to the required recognition of the tax effect of certain events as discrete items in the quarter in which they occurred.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities in the first nine months of fiscal 2010 was $16.5 million, a $41.1 million improvement from the $57.6 million used by operating activities in the first nine months of fiscal 2009. This improvement was primarily attributable to

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

$58.6 million less of working capital requirements between years, offset by lower operating results due to the litigation settlement. The improvement in working capital requirements is primarily the result of increased accounts payable due to the timing and level of vendor payments.

Cash used by investing activities was $24.8 million and $53.2 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. The $28.4 million decrease was primarily the result of the absence of the $24.8 million used for the acquisition of Victa Lawncare Pty. Ltd. in the first nine months of fiscal 2009 and planned reductions to plant and equipment spending.

Cash provided by financing activities was $52.9 million and $97.9 million in the first nine months of fiscal 2010 and fiscal 2009, respectively. This $45.0 million decrease is attributable to decreased net borrowings for working capital purposes, offset by a reduction in dividends paid.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of March 28, 2010, borrowings on the Revolver totaled $139.4 million. This credit facility and the Company’s other indebtedness contain restrictive covenants as described in Note 9 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the third quarter of fiscal 2010, the Company was in compliance with these covenants.

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

The Company’s $206.1 million of 8.875% Senior Notes will mature in March 2011. At this time, the Company believes it will be able to replace these borrowings with new financing.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital and liquidity requirements for the foreseeable future.

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

The most significant accounting estimates inherent in the preparation of our financial statements include a goodwill assessment, estimates as to the realizability of accounts receivable and inventory assets, as well as estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, group health insurance, litigation and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. The Company continues to evaluate these significant factors as facts and circumstances change.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

ITEM 1A. RISK FACTORS

There have been no material changes since the August 27, 2009, filing of the Company’s Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Stipulation of Settlement, dated February 24, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference)

10.5	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan (Filed herewith)

10.6(a)	Amended Form of Restricted Stock Award Agreement Under the Premium Option and Stock Award Program (Filed herewith)

10.6(b)	Amended Form of Deferred Stock Award Agreement Under the Premium Option and Stock Award Program (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION (Registrant)

Date: May 5, 2010	/S/ JAMES E. BRENN
James E. Brenn Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stipulation of Settlement, dated February 24, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference)

10.5	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan (Filed herewith)

10.6(a)	Amended Form of Restricted Stock Award Agreement Under the Premium Option and Stock Award Program (Filed herewith)

10.6(b)	Amended Form of Deferred Stock Award Agreement Under the Premium Option and Stock Award Program (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)