Form 10-K
period 2010-06-27
BRIGGS & STRATTON CORP
filed 2010-08-26
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ ✓ ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	JUNE 27, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from to

Commission file number 1-1370

        BRIGGS & STRATTON CORPORATION

(Exact name of registrant as specified in its charter)

A Wisconsin Corporation	39-0182330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12301 WEST WIRTH STREET WAUWATOSA, WISCONSIN	53222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:      414-259-5333

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $0.01 per share)	New York Stock Exchange

Common Share Purchase Rights	New York Stock Exchange

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

Yes             No   ✓

The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $946.7 million based on the reported last sale price of such securities as of December 24, 2009, the last business day of the most recently completed second fiscal quarter.

Number of Shares of Common Stock Outstanding at August 23, 2010: 50,334,962.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
Proxy Statement for Annual Meeting on October 20, 2010	Part III

The Exhibit Index is located on page 68.

BRIGGS & STRATTON CORPORATION

FISCAL 2010 FORM 10-K

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

Briggs & Stratton (the “Company”) is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. These engines are aluminum alloy gasoline engines with displacements ranging from 141 to 993 cubic centimeters.

Additionally, through its wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC, Briggs & Stratton is a leading designer, manufacturer and marketer of generators (portable and standby), pressure washers, snow throwers, lawn and garden powered equipment (primarily riding and walk behind mowers and tillers) and related service parts and accessories.

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

Engines

General

Briggs & Stratton’s engines are used primarily by the lawn and garden equipment industry, which accounted for 83% of the segment’s fiscal 2010 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 17% of engine sales to OEMs in fiscal 2010 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps and pressure washers. Many retailers specify Briggs & Stratton’s engines on the power equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is a component.

In fiscal 2010, approximately 28% of Briggs & Stratton’s Engines segment net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries and offices in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, Italy, Japan, Mexico, New Zealand, Poland, Russia, South Africa, Sweden and the United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More detailed information about our foreign operations is in Note 7 of the Notes to Consolidated Financial Statements.

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

Customers

Briggs & Stratton’s engine sales are made primarily to OEMs. Briggs & Stratton’s three largest external engine customers in fiscal years 2010, 2009 and 2008 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Deere & Company. Sales to the top three customers combined were 48%, 41% and 42% of Engines segment net sales in fiscal 2010, 2009 and 2008, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements.

Briggs & Stratton believes that in fiscal 2010 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the Company attempts to recover increases in commodity costs through increased pricing.

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

Briggs & Stratton believes the major areas of competition from all engine manufacturers include product quality, brand strength, price, timely delivery and service. Other factors affecting competition are short-term market share objectives, short-term profit objectives, exchange rate fluctuations, technology, product support and distribution strength. Briggs & Stratton believes its product value and service reputation have given it strong brand name recognition and enhanced its competitive position.

Seasonality of Demand

Sales of engines to lawn and garden OEMs are highly seasonal because of consumer buying patterns. The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Sales of lawn and garden equipment are also influenced by consumer sentiment, employment levels, housing starts and weather conditions. Engine sales in Briggs & Stratton’s fiscal third quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest.

In order to efficiently use its capital investments and meet seasonal demand for engines, Briggs & Stratton pursues a relatively balanced production schedule throughout the year. The schedule is adjusted to reflect changes in estimated demand, customer inventory levels and other matters outside the control of Briggs & Stratton. Accordingly, inventory levels generally increase during the first and second fiscal quarters in anticipation of customer demand. Inventory levels begin to decrease as sales increase in the third fiscal quarter. This seasonal pattern results in high inventories and low cash flow for Briggs & Stratton in the first, second and the beginning of the third fiscal quarters. The pattern results in higher cash flow in the latter portion of the third fiscal quarter and in the fourth fiscal quarter as inventories are liquidated and receivables are collected.

Manufacturing

Briggs & Stratton manufactures engines and parts at the following locations: Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff, Missouri; Wauwatosa, Wisconsin; Chongqing, China; and Ostrava, Czech Republic. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin.

As announced in April 2007, the Company discontinued operations at the Rolla, Missouri facility during the second fiscal quarter of 2008. Engine manufacturing performed in Rolla was moved to the Chongqing, China and Poplar Bluff, Missouri plants.

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

Power Products

General

Power Products segment’s (Power Products) principal product lines include portable and standby generators, pressure washers, snow throwers and lawn and garden powered equipment. Power Products sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers. Power Products product lines are marketed under various brands including Briggs & Stratton, Brute, Craftsman®, Ferris, John Deere®, GE®, Murray, Simplicity, Snapper, Victa and Troy-Bilt®.

Power Products has a network of independent dealers worldwide for the sale and service of snow throwers, standby generators and lawn and garden powered equipment.

To support its international business, Power Products has leveraged the existing Briggs & Stratton worldwide distribution network.

Customers

Historically, Power Products’ major customers have been Lowe’s, The Home Depot and Sears. Sales to these three customers combined were 33%, 35% and 34% of Power Products segment net sales in fiscal 2010, 2009 and 2008, respectively. Other U.S. customers include Wal-Mart, Deere & Company, Tractor Supply Inc., and a network of independent dealers.

Competition

The principal competitive factors in the power products industry include price, service, product performance, technical innovation and delivery. Power Products has various competitors, depending on the type of equipment. Primary competitors include: Honda (portable generators, pressure washers and lawn and garden equipment), Generac Power Systems, Inc. (portable and standby generators), Techtronic Industries (pressure washers and portable generators), Deere & Company (commercial and consumer lawn mowers), MTD (commercial and consumer lawn mowers), The Toro Company (commercial and consumer lawn mowers), and HOP (commercial and consumer lawn mowers).

Power Products believes it has a significant share of the North American market for portable generators and consumer pressure washers.

Seasonality of Demand

Power Products’ sales are subject to seasonal patterns. Due to seasonal and regional weather factors, sales of pressure washers and lawn and garden powered equipment are typically higher during the fiscal third and fourth quarters than at other times of the year. Sales of portable generators and snow throwers are typically higher during the first and second fiscal quarters.

Manufacturing

Power Products’ manufacturing facilities are located in Auburn, Alabama; McDonough, Georgia; Munnsville, New York; Newbern, Tennessee; Wauwatosa, Wisconsin; and Sydney, Australia. Power Products also purchases certain powered equipment under contract manufacturing agreements.

As previously disclosed, Power Products ceased operations at the Port Washington, Wisconsin facility during the second quarter of fiscal 2009 and moved production to the McDonough, Georgia; Newbern, Tennessee and Munnsville, New York facilities.

In July 2009, the Company announced plans to close its Jefferson and Watertown, Wisconsin facilities. This production was consolidated during fiscal 2010 into the existing Auburn, Alabama; McDonough, Georgia and Wauwatosa, Wisconsin facilities.

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

For the fiscal years ended June 27, 2010, June 28, 2009 and June 29, 2008, Briggs & Stratton spent approximately $22.3 million, $23.0 million and $26.5 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by Briggs & Stratton during fiscal 2010 was 6,545. Employment ranged from a low of 6,362 in June 2010 to a high of 6,742 in November 2009.

Export Sales

Export sales for fiscal 2010, 2009 and 2008 were $396.7 million (20% of net sales), $399.6 million (19% of net sales) and $469.9 million (22% of net sales), respectively. These sales were principally to customers in European countries. Refer to Note 7 of the Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 14 of the Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

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

Sales of our products are subject to seasonal and consumer buying patterns. Consumer demand in our markets can be reduced by unfavorable weather and weak consumer confidence. Although we manufacture throughout the year, our sales are concentrated in the second half of our fiscal year. This operating method requires us to anticipate demand of our customers many months in advance. If we overestimate or underestimate demand during a given year, we may not be able to adjust our production quickly enough to avoid excess or insufficient inventories, and that may in turn limit our ability to maximize our potential sales or maintain optimum working capital levels.

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

In fiscal 2010, our three largest customers accounted for 37% of our consolidated net sales. The loss of a significant portion of the business of one or more of these key customers would significantly impact our net sales and profitability.

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

In fiscal 2010, we derived approximately 25% of our consolidated net sales from international markets, primarily Europe. Weak economic conditions in Europe could reduce our sales and currency fluctuations could adversely affect our sales or profit levels in U.S. dollar terms.

Actions of our competitors could reduce our sales or profits.

Our markets are highly competitive and we have a number of significant competitors in each market. Competitors may reduce their costs, lower their prices or introduce innovative products that could adversely affect our sales or profits. In addition, our competitors may focus on reducing our market share to improve their results.

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

As of August 1, 2010, a collective bargaining agreement between our Company and one of our unions covering approximately 430 jobs in the Milwaukee, Wisconsin area expired. These employees continue working without a contract while negotiations with the union continue. Although we believe a work stoppage is unlikely, we have contingency plans in place including higher levels of component inventories. However, prolonged work stoppages could have an adverse impact on our operating results or financial position.

Our level of debt and our ability to obtain debt financing could adversely affect our operating flexibility and put us at a competitive disadvantage.

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

We expect to obtain the money to pay our expenses and to pay the principal and interest on the outstanding 8.875% senior notes that are due in March 2011, the credit facilities and other debt primarily from our operations or by refinancing part of our existing debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including the revolving credit facilities and our indentures, may restrict us from adopting certain of these alternatives.

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

General worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they may cause U.S. and foreign OEMs and consumers to slow spending on our products. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the specific end markets we serve. If the consumer and commercial lawn and garden markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

As of June 27, 2010, goodwill was 15% of our total assets, and if we determine that goodwill has become impaired in the future, net income in such years may be adversely affected.

Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We review goodwill and other intangibles at least annually for impairment and any excess in carrying value over its implied fair value is charged to the results of operations. A reduction in net income resulting from the write down or impairment of goodwill would affect financial results and could have an adverse impact upon the market price of our common stock. Adverse economic conditions could result in circumstances, such as a sustained decline in our stock price and market capitalization or a decrease in our forecasted cash flows such that they are insufficient, indicating that the carrying value of our goodwill may be impaired. If we are required to record a significant charge to earnings in our consolidated financial statements because an impairment of goodwill is determined, our results of operations will be adversely affected.

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

Legislators and agencies of the U.S. government have proposed legislation and regulations to amend, restrict or eliminate various features of, and mandate additional funding of, pension benefit plans that could create significant volatility in our operating results. If legislation or new regulations are adopted, we may be required to contribute additional cash to these plans, in excess of our current estimates. Market volatility in interest rates, investment returns and other factors could also adversely affect the funded status of our pension plans and require that we contribute additional cash to these plans.

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

We may be adversely affected by health and safety laws and regulations.

We are subject to various laws and regulations relating to the protection of human health and safety and have incurred and will continue to incur capital and other expenditures to comply with these regulations. Failure to comply with regulations could subject us to future liabilities, fines or penalties or the suspension of production.

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

We are subject to tax laws and regulations in many jurisdictions, and the inability to successfully defend claims from taxing authorities could adversely affect our operating results and financial position.

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

If we fail to remain current with changes in gasoline engine technology or if the technology becomes less important to customers in our markets due to the impact of alternative fuels, our results would be negatively affected.

Our ability to remain current with changes in gasoline engine technology may significantly affect our business. Any advances in gasoline engine technology, including the impact of alternative fuels, may inhibit our ability to compete with other manufacturers. Our competitors may also be more effective and efficient at integrating new technologies. In addition, developing new manufacturing technologies and capabilities requires a significant investment of capital. There can be no assurance that our products will remain competitive in the future or that we will continue to be able to timely implement innovative manufacturing technologies.

Through our Power Products segment, we compete with certain customers of our Engines segment, thereby creating inherent channel conflict that may impact the actions of engine manufacturers and OEMs with whom we compete.

Through our Power Products segment, we compete with certain customers of our Engines segment. Any further forward integration of our products may strain relationships with OEMs that are significant customers of our Engines segment.

The financial stability of our suppliers and the ability of our suppliers to produce quality materials could adversely affect our ability to obtain timely and cost-effective raw materials.

The loss of certain of our suppliers or interruption of production at certain suppliers from adverse financial conditions, work stoppages, equipment failures or other unfavorable events would adversely affect our ability to obtain raw materials and other inputs used in the manufacturing process. Our cost of purchasing raw materials and other inputs used in the manufacturing process could be higher and could temporarily affect our ability to produce sufficient quantities of its products, which could harm our financial condition, results of operations and competitive position.

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

Briggs & Stratton maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As Briggs & Stratton’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 7.3 million square feet, of which 53% is owned. Facilities outside of the United States occupy approximately 850 thousand square feet, of which 42% is owned. Certain of the Company’s facilities are leased through operating and capital lease agreements. See Note 8 to the Consolidated Financial Statements for information on the Company’s operating and capital leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of June 27, 2010:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing and office	Owned and Leased	Engines, Power Products
McDonough, Georgia	Manufacturing, office and warehouse	Owned and Leased	Power Products
Statesboro, Georgia	Manufacturing and office	Owned and Leased	Engines
Murray, Kentucky	Manufacturing and office	Owned and Leased	Engines
Poplar Bluff, Missouri	Manufacturing and office	Owned and Leased	Engines
Reno, Nevada	Warehouse	Leased	Power Products
Munnsville, New York	Manufacturing and office	Owned	Power Products
Sherrill, New York	Warehouse	Leased	Power Products
Lawrenceburg, Tennessee	Office	Leased	Power Products
Dyersburg, Tennessee	Warehouse	Leased	Power Products
Newbern, Tennessee	Manufacturing and office	Leased	Power Products
Grand Prairie, Texas	Warehouse	Leased	Power Products
Brookfield, Wisconsin	Office	Leased	Power Products
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines
Jefferson, Wisconsin	Manufacturing, office and warehouse	Owned and Leased	Power Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Power Products, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office	Leased	Engines
Sydney, Australia	Manufacturing and office	Leased	Power Products
Mississauga, Canada	Office and warehouse	Leased	Power Products
Chongqing, China	Manufacturing and office	Owned	Engines
Shanghai, China	Office	Leased	Engines
Ostrava, Czech Republic	Manufacturing and office	Owned	Engines
Nijmegen, Netherlands	Distribution and office	Leased	Engines

ITEM 3.	LEGAL PROCEEDINGS

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

On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that, if given final court approval, will resolve all of the Horsepower Class Actions. Other parties to the Settlement are Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Holdings Corporation, Deere & Company, Tecumseh Products Company, The Toro Company, Electrolux Home Products, Inc. and Husqvarna Outdoor Products, Inc. (now known as Husqvarna Consumer Outdoor Products, N.A., Inc.) (collectively with the Company referred to below as the “Settling Defendants”). All other defendants settled all claims separately. As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. If finally approved, the Settlement resolves all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant.

As part of the Settlement, the Settling Defendants as a group agreed to pay an aggregate amount of $51 million. However, the monetary contribution of the each of the Settling Defendants is confidential. In addition, the Company, along with the other Settling Defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge.

On February 26, 2010, Judge Adelman preliminarily approved the Settlement, certified a settlement class, appointed settlement class counsel, and stayed all proceedings against all the Settling Defendants. On March 11, 2010, Judge Adelman entered an order approving a notice plan for the Settlement, and set an approval hearing to determine the fairness of the Settlement, and whether final judgment should be entered thereon. On June 22, 2010, the Court conducted a hearing on the fairness of the Settlement at which class counsel and the Settling Defendants sought approval of the Settlement. At this hearing numerous class members appeared through counsel and presented objections to the Settlement.

On August 16, 2010 Judge Adelman issued an opinion and order that finally approved the Settlement as well as separate orders that finally approved the settlements of all defendants. Judge Adelman’s opinion and order found all settlements to be in good faith and dismissed the claims of all class members with prejudice. On August 23, 2010 several class members filed a Notice of Appeal of Judge Adelman’s final approval orders to the United States Court of Appeals for the Seventh Circuit. Under the terms of the Settlement, the balance of settlement funds will not be due, and the one-year warranty extension program will not begin, until after all appeals from Judge Adelman’s order finally approving the Settlement are resolved.

As a result of the pending Settlement, the Company recorded a total charge of $30.6 million in the third quarter of fiscal year 2010 representing the total of the Company’s monetary portion of the Settlement and the estimated costs of extending the warranty period for one year. The timing of payments required as a result of the Settlement is not yet determined, but is not expected to be within the next twelve months. The amount has been included as a Litigation Settlement expense reducing income from operations on the Consolidated Statement of Earnings.

On March 19, 2010, new plaintiffs filed a complaint in the Ontario Superior Court of Justice in Canada (Robert Foster et al. v. Sears Canada, Inc. et al., Docket No. 766-2010). On May 3, 2010, other plaintiffs filed a complaint in the Montreal Superior Court in Canada (Eric Liverman, et al. v. Deere & Company, et al., Docket No. 500-06-000507-109). Both Canadian complaints contain allegations and seek relief under Canadian law that are similar to the U.S. litigation. The Company is evaluating the complaints and has not yet filed an answer or other responsive pleading to either one. We are unable to estimate any financial exposure we have as a result of this lawsuit. However, given the size of the Canadian market and revisions to the Company’s power labeling practices in recent years, it is not likely the litigation would have a material adverse effect on its results of operations, financial position, or cash flows.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton

Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company’s right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees’ insurance coverage, restitution with interest (if applicable) and attorneys’ fees and costs. The Company is currently evaluating the complaint and believes the changes are within its rights. However, at this early stage, no determination can be made as to the likely outcome of this matter.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its financial position.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

Executive Officers of the Registrant

Name, Age, Position	Business Experience for Past Five Years

TODD J. TESKE, 45 President and Chief Executive Officer (1)(2)

Mr. Teske was elected to his current position effective January 2010 after serving as President and Chief Operating Officer since September 2008. He previously served as Executive Vice President and Chief Operating Officer since September 2005. He previously served as Senior Vice President and President – Briggs & Stratton Power Products Group, LLC from September 2003 to August 2005. Mr. Teske also serves as a director of Badger Meter, Inc.

JAMES E. BRENN, 62 Senior Vice President

Mr. Brenn was elected to his current position effective June 28, 2010. Previously he served as Senior Vice President and Chief Financial Officer from 1988 to 2010, after serving as Vice President and Controller since November 1988.

RANDALL R. CARPENTER, 53 Vice President – Marketing

Mr. Carpenter was elected to his current position effective September 2009. He served as Vice President – Marketing since May 2007. He was previously Vice President Marketing and Product Development for Royal Appliance Manufacturing from 2005 to 2007. He was an Independent Marketing Consultant from 2004 to 2005.

DAVID G. DEBAETS, 47 Vice President – North American Operations (Engine Power Products Group)	Mr. DeBaets was elected to his current position effective September 2007. He has served as Vice President and General Manager – Large Engine Division since April 2000.

ROBERT F. HEATH, 62 Vice President, General Counsel and Secretary	Mr. Heath was elected to his current position in February 2010. He previously was elected as Secretary January 2002. He has served as Vice President and General Counsel since January 2001.

HAROLD L. REDMAN, 45 Senior Vice President and President – Home Power Products Group

Mr. Redman was elected to his current position effective September 2009 after serving as Vice President and President – Home Power Products Group since May 2006. He also served as Senior Vice President – Sales & Marketing – Simplicity Manufacturing, Inc. since July 1995.

WILLIAM H. REITMAN, 54 Senior Vice President – Sales & Customer Support

Mr. Reitman was elected to his current position effective September 2007, after serving as Senior Vice President – Sales & Marketing since May 2006, and Vice President – Sales & Marketing since October 2004. He also served as Vice President – Marketing since November 1995.

DAVID J. RODGERS, 39 Senior Vice President and Chief Financial Officer

Mr. Rodgers was elected as Senior Vice President and Chief Financial Officer effective June 28, 2010 after serving as Vice President – Finance since February 2010. He was elected an executive officer in September 2007 and served as Controller from December 2006 to February 2010. He was previously employed by Roundy’s Supermarkets, Inc. as Vice President – Corporate Controller from September 2005 to November 2006 and Vice President – Retail Controller from May 2003 to August 2005.

THOMAS R. SAVAGE, 62 Senior Vice President – Administration	Mr. Savage was elected to his current position effective July 1997.

VINCENT R. SHIELY, 50 Senior Vice President and President – Yard Power Products Group (3)

Mr. Shiely was elected to his current position effective May 2006, after serving as Vice President and President – Home Power Products Group since September 2005. He also served as Vice President and General Manager – Home Power Products Division October 2004 to September 2005. He previously served as Vice President and General Manager – Engine Products Group since September 2002.

CARITA R. TWINEM, 55 Treasurer	Ms. Twinem was elected to her current position in February 2000. In addition, Ms. Twinem is Tax Director and has served in this position since July 1994.

JOSEPH C. WRIGHT, 51 Senior Vice President and President – Engine Power Products Group

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

(1) Officer is also a Director of Briggs & Stratton.

(2) Member of the Board of Directors Executive Committee.

(3) Vincent R. Shiely is the brother of John S. Shiely. John S. Shiely currently serves as a Director and Chairman of the Board.

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

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Briggs & Stratton did not make any purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the fourth quarter of fiscal 2010.

Five-year Stock Performance Graph

The chart below is a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on June 30, 2005 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2010	2009	2008	2007	2006
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS (1)
NET SALES	$2,027,872	$2,092,189	$2,151,393	$2,156,833	$2,539,671
GROSS PROFIT	379,935	333,679	307,316	295,198	495,345
PROVISION (CREDIT) FOR INCOME TAXES	12,458	8,437	7,009	(3,399)	52,533
NET INCOME	36,615	31,972	22,600	6,701	105,981
EARNINGS PER SHARE OF COMMON STOCK:
Basic Earnings	0.73	0.64	0.46	0.13	2.06
Diluted Earnings	0.73	0.64	0.46	0.13	2.05
PER SHARE OF COMMON STOCK:
Cash Dividends	.44	.77	.88	.88	.88
Shareholders’ Investment	$13.10	$14.01	$16.90	$16.94	$20.47
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	49,668	49,572	49,549	49,715	51,479
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	50,064	49,725	49,652	49,827	51,594

OTHER DATA (1)
SHAREHOLDERS’ INVESTMENT	$650,577	$694,684	$837,523	$838,454	$1,045,492
LONG-TERM DEBT	-	281,104	365,555	384,048	383,324
CAPITAL LEASES	1,041	1,807	1,677	2,379	1,385
TOTAL ASSETS	1,690,057	1,619,023	1,833,294	1,884,468	2,049,436
PLANT AND EQUIPMENT	979,898	991,682	1,012,987	1,006,402	1,008,164
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	337,763	360,175	391,833	388,318	430,288
PROVISION FOR DEPRECIATION	62,999	63,981	65,133	70,379	72,734
EXPENDITURES FOR PLANT AND EQUIPMENT	44,443	43,027	65,513	68,000	69,518
WORKING CAPITAL (2)	$342,132	$561,431	$644,935	$519,023	$680,606
Current Ratio	1.6 to 1	2.9 to 1	2.9 to 1	2.1 to 1	3.0 to 1
NUMBER OF EMPLOYEES AT YEAR-END	6,362	6,847	7,145	7,260	8,701
NUMBER OF SHAREHOLDERS AT YEAR-END	3,453	3,509	3,545	3,693	3,874
QUOTED MARKET PRICE:
High	$24.26	$21.51	$33.40	$33.07	$40.38
Low	$12.89	$11.13	$12.80	$24.29	$30.01

(1)	The amounts include the acquisitions of Victa Lawncare Pty. Limited since June 30, 2008.
(2)	Included in working capital as of June 27, 2010 is a Current Maturity of Long-Term Debt of $203,460.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 2010 COMPARED TO FISCAL 2009

Net Sales

Fiscal 2010 consolidated net sales were approximately $2.03 billion, a decrease of $64.3 million compared to the previous year. This decrease is primarily attributable to reduced generator shipment volumes due to the absence of landed hurricanes as well as lower average prices for engines.

Engines segment net sales in fiscal 2010 were $1.40 billion compared to $1.41 billion in fiscal 2009, a decrease of $7.4 million or 0.5%. Total engine volumes for the year were essentially flat as an increase in engines used in lawn and garden applications was offset by reduced demand for engines for portable generators due to no landed hurricane activity. Lower average prices during the year were effectively offset by a favorable mix of higher priced engines shipped for use on riding equipment and a slightly favorable foreign currency impact.

Power Products segment net sales in fiscal 2010 were $814.3 million compared to $892.9 million in fiscal 2009, a $78.6 million decrease or 8.8%. The net sales decrease for the year was the result of decreased portable generator sales volume due to the absence of any landed hurricanes in fiscal 2010 partially offset by higher volumes of other power products.

Gross Profit

Consolidated gross profit was $379.9 million in fiscal 2010 compared to $333.7 million in fiscal 2009, an increase of $46.3 million or 13.9%. In fiscal 2009 a $5.8 million pretax ($3.5 million after tax) expense was recorded associated with the closing of the Jefferson and Watertown, WI manufacturing facilities. After considering the impact of the closure of the Jefferson and Watertown, WI facilities, consolidated gross profit increased due to reduced manufacturing costs, lower commodity costs and planned manufacturing cost savings.

Engines segment gross profit increased to $308.5 million in fiscal 2010 from $266.3 million in fiscal 2009, an increase of $42.2 million. Engines segment gross profit margins increased to 21.9% in fiscal 2010 from 18.8% in fiscal 2009. The gross profit increase year over year was the result of lower manufacturing costs, lower commodity costs, a favorable mix of product shipped that reflected higher priced units and improved productivity, offset by lower average sales prices.

The Power Products segment gross profit increased to $79.5 million in fiscal 2010 from $67.5 million in fiscal 2009, an increase of $12.0 million. The Power Products segment gross profit margins increased to 9.8% in fiscal 2010 from 7.6% in fiscal 2009. Included in the Power Products segment gross profit was a $4.6 million impairment expense recorded in fiscal 2009 associated with the closing of the Jefferson, WI manufacturing facility. In addition to the Jefferson closure, the gross profit increase primarily resulted from lower manufacturing costs, primarily related to lower commodity costs and planned cost savings initiatives. The improvements were partially offset by lower sales and production volumes primarily related to the significantly lower portable generator production and shipments in fiscal 2010.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative costs increased to $280.2 million in fiscal 2010 from $265.3 million in fiscal 2009, an increase of $14.9 million. Engineering, selling, general and administrative costs as a percent of sales increased to 13.8% in fiscal 2010 from 12.7% in fiscal 2009.

The increase in engineering, selling, general and administrative expenses was primarily due to increased salaries and fringes of $20.7 million. Offsetting these increases were reduced marketing expenses of $6.5 million.

Litigation Settlement

On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that, if given final court approval, will resolve over 65 class-action lawsuits that have been filed against Briggs & Stratton and other engine and lawnmower manufacturers alleging, among other things, misleading power labeling on its lawnmower engines. Other parties to the Settlement are Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Holdings Corporation, Deere & Company, Tecumseh Products Company, The Toro Company, Electrolux

Home Products, Inc. and Husqvarna Outdoor Products, Inc. (now known as Husqvarna Consumer Outdoor Products, N.A., Inc.) (collectively with the Company referred to below as the “Settling Defendants”). All other defendants settled all claims separately. As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. If finally approved, the Settlement resolves all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant.

As part of the Settlement, the Settling Defendants as a group agreed to pay an aggregate amount of $51 million. However, the monetary contribution of the each of the Settling Defendants is confidential. In addition, the Company, along with the other Settling Defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge.

On February 26, 2010, Judge Adelman preliminarily approved the Settlement, certified a settlement class, appointed settlement class counsel, and stayed all proceedings against all the Settling Defendants. On March 11, 2010, Judge Adelman entered an order approving a notice plan for the Settlement, and set an approval hearing to determine the fairness of the Settlement, and whether final judgment should be entered thereon. On June 22, 2010, the Court conducted a hearing on the fairness of the Settlement at which class counsel and the Settling Defendants sought approval of the Settlement. At this hearing numerous class members appeared through counsel and presented objections to the Settlement.

On August 16, 2010 Judge Adelman issued an opinion and order that finally approved the Settlement as well as separate orders that finally approved the settlements of all defendants. Judge Adelman’s opinion and order found all settlements to be in good faith and dismissed the claims of all class members with prejudice. On August 23, 2010 several class members filed a Notice of Appeal of Judge Adelman’s final approval orders to the United States Court of Appeals for the Seventh Circuit. Under the terms of the Settlement, the balance of settlement funds will not be due, and the one-year warranty extension program will not begin, until after all appeals from Judge Adelman’s order finally approving the Settlement are resolved.

As a result of the pending Settlement, the Company recorded a total charge of $30.6 million in the third quarter of fiscal year 2010 representing the total of the Company’s monetary portion of the Settlement and the estimated costs of extending the warranty period for one year. The amount has been included as a Litigation Settlement expense reducing income from operations on the Statement of Earnings.

Interest Expense

Interest expense decreased $4.7 million in fiscal 2010 compared to fiscal 2009. The decrease is attributable to lower average borrowings between years for working capital requirements, offset by premiums paid on repurchases of outstanding senior notes.

Other Income

Other income increased $3.2 million in fiscal 2010 as compared to fiscal 2009. This increase is primarily due to a $2.6 million increase in equity in earnings from unconsolidated affiliates.

Provision for Income Taxes

The effective tax rate was 25.4% for fiscal year 2010 and 20.9% for fiscal year 2009. The fiscal 2010 effective tax rate is less than the statutory 35% rate primarily due to the Company’s ability to exclude from taxable income a portion of the distributions received from investments and from the resolution of prior period tax matters. The fiscal 2009 effective tax rate was reduced due to the Company’s ability to exclude from taxable income a portion of the distributions received from investments, from the resolution of prior period tax matters and increased foreign tax credits.

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

The Power Products segment gross profit increased to $67.5 million in fiscal 2009 from $39.4 million in fiscal 2008, an increase of $28.1 million. The Power Products segment gross profit margins increased to 7.6% in fiscal 2009 from 4.5% in fiscal 2008. A $4.6 million expense was recorded in fiscal 2009 associated with the closing of the Jefferson and Watertown, WI manufacturing facilities and a $13.3 million gain associated with the reduction of certain post closing employee benefit costs related to the closing of the Port Washington, Wisconsin manufacturing facility was recorded in fiscal 2008. In addition to the above items, the gross profit increase primarily resulted from pricing improvements, a more favorable product mix and $9.4 million related to lower spending and improved productivity, which were partially offset by increased commodity costs and a 12% decline in sales volumes.

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

Liquidity and Capital Resources

FISCAL YEARS 2010, 2009 AND 2008

Cash flows from operating activities were $244 million, $172 million and $61 million in fiscal 2010, 2009 and 2008, respectively.

The fiscal 2010 cash flows from operating activities were $71 million greater than the prior year. This increase is due to higher cash operating earnings and $58 million less of working capital requirements between years.

The fiscal 2009 cash flows from operating activities were $111 million greater than the prior year. This increase is due to higher cash operating earnings and $50 million less of working capital requirements between years.

Cash used by investing activities was $44 million in fiscal 2010. Cash used by investing activities was $64 million in fiscal 2009. Cash provided by investing activities was $0.7 million in fiscal 2008. These cash flows include capital expenditures of $44 million, $43 million and $66 million in fiscal 2010, 2009 and 2008, respectively. The capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products. In addition, the Power Products segment added lawn and garden product capacity with a new plant in Newbern, Tennessee that accounted for $14 million of capital expenditures in fiscal 2008. This plant began production in the second quarter of fiscal 2008.

In fiscal 2009, net cash of $24.8 million was used for the Victa Lawncare Pty. Ltd. acquisition. In fiscal 2008, the Company received $66 million in proceeds on the sale of an investment in preferred stock including the final dividends paid on this preferred stock.

Briggs & Stratton used cash of $99 million, $123 million and $63 million in financing activities in fiscal 2010, 2009 and 2008, respectively. The Company reduced its outstanding debt by $78 million, $85 million and $19 million in fiscal 2010, 2009 and 2008, respectively. The Company paid common stock dividends of $22 million, $38 million and $44 million in fiscal 2010, 2009 and 2008, respectively. The quarterly dividend was reduced during the fourth quarter of fiscal 2009 by 50%, to $0.11 per share from the $0.22 per share paid in the past several quarters, to preserve cash in light of the continuing uncertainty in the credit markets.

Future Liquidity and Capital Resources

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used proceeds from the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of June 27, 2010, there were no borrowings on the Revolver.

The 8.875% Senior Notes that are due in March 2011 have been classified as Current Maturity on Long-Term Debt in the Consolidated Balance Sheet as of the end of fiscal 2010. The Company believes it will be able to replace these borrowings with new financing at or prior to the maturity date of the Senior Notes. In the unlikely event the Company is unable to replace these borrowings with new financing upon the maturity of the Senior Notes, we believe that the availability within our existing Revolver will be sufficient to pay off the outstanding Senior Notes.

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

Briggs & Stratton expects capital expenditures to be approximately $60 to $65 million in fiscal 2011. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

The Company is not required to make any contributions to the qualified pension plan during fiscal 2011, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

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

Briggs & Stratton is subject to financial and operating restrictions in addition to certain financial covenants under its domestic debt agreements. As is fully disclosed in Note 9 of the Notes to Consolidated Financial Statements, these restrictions could limit our ability to: pay dividends; incur further indebtedness; create liens; enter into sale and/or leaseback transactions; consolidate or merge with other entities, sell or lease all or substantially all of our assets; and dispose of assets or the proceeds of our assets. We believe we will remain in compliance with these covenants in fiscal 2011. Briggs & Stratton has obligations concerning certain employee benefits including its pension plans, postretirement benefit obligations and deferred compensation arrangements. All of these obligations are recorded on our Balance Sheets and disclosed more fully in the Notes to Consolidated Financial Statements.

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of June 27, 2010 is as follows (in thousands):

	Total	Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter
Current Maturities of Long-Term Debt	$203,460	$203,460	$-	$-	$-
Interest on Current Maturities of Long-Term Debt	12,810	12,810	-	-	-
Capital Leases	1,156	549	607	-	-
Operating Leases	47,475	15,132	18,242	10,125	3,976
Purchase Obligations	68,312	62,890	5,422	-	-
Consulting and Employment Agreements	360	360	-	-	-
Other Liabilities (a)	31,200	-	31,200	-	-

	$364,773	$295,201	$55,471	$10,125	$3,976

(a)

Included an estimate of future expected funding requirements related to our pension and other postretirement benefit plans. Any further funding requirements for pension and other postretirement benefit plans beyond fiscal 2012 cannot be estimated at this time. Because their future cash outflows are uncertain, liabilities for unrecognized tax benefits and other sundry items are excluded from the table above.

Other Matters

Labor Agreement

Briggs & Stratton has collective bargaining agreements with its unions. These agreements expire at various times ranging from calendar years 2010-2013.

As of August 1, 2010, a collective bargaining agreement between the Company and one of its unions covering approximately 430 jobs in the Milwaukee, Wisconsin area expired. These employees continue working without a contract while negotiations with the Union continue. Although a work stoppage is unlikely, we have contingency plans in place including higher levels of component inventories.

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

The carrying amount of goodwill is tested annually and when events or circumstances indicate that impairment may have occurred. The Company performs impairment reviews using a fair value method for its reporting units, which have been determined to be one level below the Company’s reportable segments. The reporting units are Engine, Home Power Products and Yard Power Products. The fair value represents the amount at which a reporting unit could be bought or sold in a current transaction between willing parties on an arms-length basis. To estimate fair value, the Company periodically retains independent third party valuation experts. Fair value is estimated using a valuation methodology that incorporates two approaches in estimating fair value including the public guideline company method and the discounted cash flow method. The determination of fair value requires significant management assumptions and other factors including estimating future sales growth, selling prices and costs, changes in working capital, investments in property and equipment, recent stock price volatility, and the selection of an appropriate weighted average cost of capital (WACC). The WACC used for the Engine, Home Power Products and Yard Power Products reporting units were 10.8%, 11.4% and 11.4%, respectively. The decrease in the WACC for each of the reporting units in fiscal 2010 versus fiscal 2009 was attributable to lower risk-free interest rates, decreased market equity betas and lower risk premiums due to an overall improvement in the Company’s market capitalization. The estimated fair value is then compared with the carrying value of the reporting unit, including the recorded goodwill. The Company is subject to financial statement risk to the extent that the carrying amount exceeds the estimated fair value. The impairment testing performed by the Company at June 27, 2010 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and as such, no impairment existed. Such impairment testing indicated that the estimated fair value of the Yard Power Products reporting unit exceeded its corresponding carrying amount by 11.2%. The estimated fair values of the Engine and Home Power Products reporting units were substantially in excess of their respective carrying values.

Other intangible assets with definite lives continue to be amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that an asset may be impaired. Indefinite lived intangible assets are also subject to impairment testing on at least an annual basis. At June 27, 2010 there was no impairment of intangible assets.

The reserves for customer rebates, warranty, product liability, inventory and doubtful accounts are fact specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions.

The Company’s estimate of income taxes payable, deferred income taxes, tax contingencies and the effective tax rate is based on a complex analysis of many factors including interpretations of federal, state and foreign income tax laws, the difference between tax and financial reporting bases of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known. In addition, federal, state and foreign taxing authorities periodically review the Company’s estimates and interpretation of income tax laws. Adjustments to the effective income tax rate and recorded tax related assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.

The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance, which is essential in the current volatile market. Actuarial valuations at June 27, 2010 used a discount rate of 5.30% and an expected rate of return on plan assets of 8.50%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody’s Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension expense by approximately $0.3 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension expense by approximately $2.3 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that our investment performance has been in the top decile compared to other plans. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders’ equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At June 27, 2010 the fair value of plan assets was less than the projected benefit obligation by approximately $277 million.

The Company is not required to make any contributions to the qualified pension plan during fiscal 2011, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $5.0 million and would increase the service and interest cost by $0.6 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $5.0 million and decrease the service and interest cost by $0.5 million.

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

In June 2009, the FASB issued new guidance for the hierarchy of accounting standards, which establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement is effective for the Company beginning with the first quarter of fiscal year 2010. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

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

Foreign Currency

Briggs & Stratton’s earnings are affected by fluctuations in the value of the U.S. Dollar against various currencies. Briggs & Stratton purchases components in Euros from third parties and receives Euros for certain products sold to European customers and receives Canadian dollars for certain products sold to Canadian customers. The Yen is used to purchase engines from Briggs & Stratton’s joint venture. Briggs & Stratton’s foreign subsidiaries’ earnings are also influenced by fluctuations of local currencies, including the Australian dollar, against the U.S. dollar as these subsidiaries purchase components and inventory from vendors and the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At June 27, 2010, Briggs & Stratton had the following forward foreign exchange contracts outstanding with the Fair Value Gains shown (in thousands):

Hedge Currency	Notional Value	Fair Market Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	15,136	$12,930	U.S.	$78
Canadian Dollar	12,100	$11,673	U.S.	$(15)
Euro	91,609	$113,456	U.S.	$(17,567)
Japanese Yen	650,000	$7,294	U.S.	$(116)

Fluctuations in currency exchange rates may also impact the shareholders’ investment in Briggs & Stratton. Amounts invested in Briggs & Stratton’s non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Shareholders’ Investment decreased $5.0 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 27, 2010 was approximately $133.7 million.

Commodity Prices

Briggs & Stratton is exposed to fluctuating market prices for commodities, including natural gas, copper and aluminum. The Company has established programs to manage commodity price fluctuations through contracts that fix the price of certain commodities, some of which are financial derivative instruments. The maturities of these contracts coincide with the expected usage of the commodities for periods up to the next twenty-four months.

Interest Rates

Briggs & Stratton is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions.

On June 27, 2010, Briggs & Stratton had the following short-term loan outstanding (in thousands):

Currency	Amount	Weighted Average Interest Rate
U.S. Dollars	$3,000	3.77%

This loan has a variable interest rate. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by $30 thousand.

Current maturities on long-term loans, net of unamortized discount, consisted of the following (in thousands):

Description	Amount	Maturity	Weighted Average Interest Rate
8.875% Senior Notes	$203,460	March 2011	8.875%

The Senior Notes carry fixed rates of interest and are therefore not subject to market fluctuation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JUNE 27, 2010 AND JUNE 28, 2009

(in thousands)

ASSETS	2010	2009
CURRENT ASSETS:

Cash and Cash Equivalents	$116,554	$15,992
Receivables, Less Reserves of $11,317 and $7,360, Respectively	286,426	262,934
Inventories:
Finished Products and Parts	278,922	359,429
Work in Process	114,483	109,774
Raw Materials	6,941	8,136

Total Inventories	400,346	477,339
Deferred Income Tax Asset	41,138	51,658
Assets Held for Sale	4,000	4,000
Prepaid Expenses and Other Current Assets	57,179	48,597

Total Current Assets	905,643	860,520

GOODWILL	252,975	253,854

INVESTMENTS	19,706	18,667

DEFERRED LOAN COSTS, Net	525	1,776

OTHER INTANGIBLE ASSETS, Net	90,345	92,190

LONG-TERM DEFERRED INCOME TAX ASSET	72,492	23,165

OTHER LONG-TERM ASSETS, Net	10,608	8,676

PLANT AND EQUIPMENT:

Land and Land Improvements	17,303	17,559
Buildings	136,725	133,749
Machinery and Equipment	804,362	827,259
Construction in Progress	21,508	13,115

	979,898	991,682
Less - Accumulated Depreciation	642,135	631,507

Total Plant and Equipment, Net	337,763	360,175

	$1,690,057	$1,619,023

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JUNE 27, 2010 AND JUNE 28, 2009

(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2010	2009
CURRENT LIABILITIES:

Accounts Payable	$171,495	$128,151
Short-term Debt	3,000	3,000
Current Maturity on Long-term Debt	203,460	-
Accrued Liabilities:
Wages and Salaries	74,837	54,663
Warranty	29,578	30,427
Accrued Postretirement Health Care Obligation	22,847	26,343
Other	58,294	56,505

Total Accrued Liabilities	185,556	167,938

Total Current Liabilities	563,511	299,089

ACCRUED PENSION COST	274,737	138,811

ACCRUED EMPLOYEE BENEFITS	23,006	19,429

ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	135,978	155,443

ACCRUED WARRANTY	12,367	11,617

OTHER LONG-TERM LIABILITIES	29,881	18,846

LONG-TERM DEBT	-	281,104

SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid In Capital	80,353	77,522
Retained Earnings	1,090,843	1,075,838
Accumulated Other Comprehensive Loss	(318,709)	(250,273)
Treasury Stock at Cost, 7,793 Shares in 2010 and 8,042 Shares in 2009	(202,489)	(208,982)

Total Shareholders’ Investment	650,577	694,684

	$1,690,057	$1,619,023

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Earnings

FOR THE FISCAL YEARS ENDED JUNE 27, 2010, JUNE 28, 2009 AND JUNE 29, 2008

(in thousands, except per share data)

	2010	2009	2008
NET SALES	$2,027,872	$2,092,189	$2,151,393

COST OF GOODS SOLD	1,647,937	1,753,935	1,844,077

IMPAIRMENT CHARGE	-	4,575	-

Gross Profit	379,935	333,679	307,316

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	280,248	265,338	280,976
LITIGATION SETTLEMENT	30,600	-	-

Income from Operations	69,087	68,341	26,340

INTEREST EXPENSE	(26,469)	(31,147)	(38,123)

OTHER INCOME, Net	6,455	3,215	41,392

Income Before Provision for Income Taxes	49,073	40,409	29,609

PROVISION FOR INCOME TAXES	12,458	8,437	7,009

NET INCOME	$36,615	$31,972	$22,600

EARNINGS PER SHARE DATA

Weighted Average Shares Outstanding	49,668	49,572	49,549

Basic Earnings Per Share	$0.73	$0.64	$0.46

Diluted Average Shares Outstanding	50,064	49,725	49,652

Diluted Earnings Per Share	$0.73	$0.64	$0.46

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JUNE 27, 2010, JUNE 28, 2009 AND JUNE 29, 2008

(in thousands, except per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Comprehensive Income (Loss)
BALANCES, JULY 1, 2007	$579	$73,149	$1,107,514	$(128,951)	$(213,837)
Comprehensive Income:
Net Income	-	-	22,600	-	-	$22,600
Foreign Currency Translation Adjustments	-	-	-	10,846	-	10,846
Unrealized Gain on Derivatives, net of tax	-	-	-	5,550	-	5,550
Change in Pension and Postretirement Plans, net of tax of $1,483	-	-	-	2,321	-	2,321

Total Comprehensive Income	-	-	-	-	-	$41,317

Cash Dividends Paid ($0.88 per share)	-	-	(43,560)	-	-
Stock Option Activity, net of tax	-	3,230	-	-	1,065
Restricted Stock	-	(974)	-	-	638
Amortization of Unearned Compensation	-	1,117	-	-	-
Deferred Stock	-	142	-	-	-
Shares Issued to Directors	-	3	-	-	92
Adoption of FIN 48	-	-	(4,001)	-	-

BALANCES, JUNE 29, 2008	$579	$76,667	$1,082,553	$(110,234)	$(212,042)
Comprehensive Income:
Net Income	-	-	31,972	-	-	$31,972
Foreign Currency Translation Adjustments	-	-	-	(13,684)	-	(13,684)
Unrealized Loss on Derivatives, net of tax	-	-	-	(7,576)	-	(7,576)
Change in Pension and Postretirement Plans, net of tax of $75,953	-	-	-	(118,779)	-	(118,779)

Total Comprehensive Loss	-	-	-	-	-	$(108,067)

Cash Dividends Paid ($0.77 per share)	-	-	(38,171)	-	-
Stock Option Activity, net of tax	-	1,760	-	-	-
Restricted Stock	-	(3,075)	-	-	2,880
Amortization of Unearned Compensation	-	1,097	-	-	-
Deferred Stock	-	1,142	-	-	160
Shares Issued to Directors	-	(69)	-	-	20
Adoption of EITF 06-4 and 06-10	-	-	(516)	-	-

BALANCES, JUNE 28, 2009	$579	$77,522	$1,075,838	$(250,273)	$(208,982)
Comprehensive Income:
Net Income	-	-	36,615	-	-	$36,615
Foreign Currency Translation Adjustments	-	-	-	(4,989)	-	(4,989)
Unrealized Gain on Derivatives, net of tax	-	-	-	11,626	-	11,626
Change in Pension and Postretirement Plans, net of tax of $41,348	-	-	-	(75,073)	-	(75,073)

Total Comprehensive Loss	-	-	-	-	-	$(31,821)

Cash Dividends Paid ($0.44 per share)	-	-	(22,125)	-	-
Stock Option Activity, net of tax	-	2,959	-	-	1,514
Restricted Stock	-	(5,023)	-	-	4,928
Amortization of Unearned Compensation	-	2,055	-	-	-
Deferred Stock	-	2,877	-	-	31
Shares Issued to Directors	-	(37)	-	-	20
Reclassification of EITF 06-4 and 06-10	-	-	516	-	-

BALANCES, JUNE 27, 2010	$579	$80,353	$1,090,843	$(318,709)	$(202,489)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JUNE 27, 2010, JUNE 28, 2009 AND JUNE 29, 2008

(in thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,615	$31,972	$22,600
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	66,232	67,803	68,886
Stock Compensation Expense	6,975	3,999	4,563
Impairment Charge	-	4,575	-
Earnings of Unconsolidated Affiliates	(4,071)	(1,526)	(3,587)
Dividends Received from Unconsolidated Affiliates	4,005	5,211	2,799
Loss on Disposition of Plant and Equipment	2,125	2,514	2,708
Gain on Sale of Investment	-	-	(36,960)
(Gain) Loss on Curtailment of Employee Benefits	-	1,190	(13,288)
Credit for Deferred Income Taxes	3,755	7,368	10,506
Change in Operating Assets and Liabilities, Net of Effects of Acquisition:
(Increase) Decrease in Receivables	(24,430)	59,809	6,906
Decrease in Inventories	76,389	61,810	18,390
(Increase) Decrease in Prepaid Expenses and Other Current Assets	1,032	(13,152)	9,954
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	67,947	(45,318)	(22,157)
Change in Accrued Pension	(4,808)	(8,441)	(2,258)
Other, Net	11,975	(5,394)	(7,773)

Net Cash Provided by Operating Activities	243,741	172,420	61,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(44,443)	(43,027)	(65,513)
Cash Paid for Acquisition, Net of Cash Acquired	-	(24,757)	-
Proceeds Received on Disposition of Plant and Equipment	276	3,659	680
Proceeds Received on Sale of Investment	-	-	66,011
Other, Net	(144)	(348)	(503)

Net Cash Provided (Used) by Investing Activities	(44,311)	(64,473)	675

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Revolver	(34,000)	(65,077)	99,077
Payments on Long-Term Debt	(44,236)	(20,000)	(118,139)
Issuance Cost of Amended Revolver	-	-	(1,286)
Cash Dividends Paid	(22,125)	(38,171)	(43,560)
Stock Option Exercise Proceeds and Tax Benefits	864	-	991

Net Cash Used by Financing Activities	(99,497)	(123,248)	(62,917)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	629	(1,175)	3,952

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	100,562	(16,476)	2,999
CASH AND CASH EQUIVALENTS:
Beginning of Year	15,992	32,468	29,469

End of Year	$116,554	$15,992	$32,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$26,693	$31,169	$40,332

Income Taxes Paid (Refunded)	$(6)	$4,107	$4,032

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

FOR THE FISCAL YEARS ENDED JUNE 27, 2010, JUNE 28, 2009 AND JUNE 29, 2008

(1) Nature of Operations:

Briggs & Stratton (the “Company”) is a U.S. based producer of air cooled gasoline engines and engine powered outdoor equipment. The Company’s Engine segment sells engines worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. The Company’s Power Products segment designs, manufacturers and markets a wide range of outdoor power equipment and related accessories.

(2) Summary of Significant Accounting Policies:

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Fiscal years 2010, 2009 and 2008 were all 52 weeks long. All references to years relate to fiscal years rather than calendar years.

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

Cash and Cash Equivalents: This caption includes cash, commercial paper and certificates of deposit. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Bank overdrafts of $0.0 million and $0.2 million are included in accounts payable at June 27, 2010 and June 28, 2009, respectively.

Receivables: Receivables are recorded at their original carrying value less reserves for estimated uncollectible accounts.

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 41% of total inventories at June 27, 2010 and 46% of total inventories at June 28, 2009. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $57.6 million and $59.2 million higher in fiscal 2010 and 2009, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts. During 2010 and 2009, liquidation of LIFO layers generated income of $1.7 million and $9.3 million, respectively.

Goodwill and Other Intangible Assets: Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engine, Home Power Products and Yard Power Products and have goodwill at June 27, 2010 of $136.9 million, $83.3 million and $32.8 million, respectively. Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are comprised of trademarks, patents and customer relationships. Goodwill and trademarks, which are considered to have indefinite lives are not amortized; however, both must be tested for impairment annually. Amortization is recorded on a straight-line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of thirteen years. The customer relationships have been assigned an estimated useful life of twenty-five years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired. The Company performed the required impairment tests in fiscal 2010, 2009 and 2008, and found no impairment of the assets.

Investments: This caption represents the Company’s investment in its 30% and 50% owned joint ventures. Until the second quarter of fiscal 2008, investments also included preferred stock in privately held Metal

Notes . . .

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

Deferred Loan Costs: Expenses associated with the issuance of debt instruments are capitalized and are being amortized over the terms of the respective financing arrangement using the straight-line method over periods ranging from three to ten years. Accumulated amortization related to outstanding debt instruments amounted to $14.0 million as of June 27, 2010 and $12.5 million as of June 28, 2009.

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

Impairment of Property, Plant and Equipment: Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. There were no adjustments to the carrying value of property, plant and equipment in fiscal 2010 and 2008. Refer to Note 19 of the Notes to Consolidated Financial Statements for an impairment charge recognized in fiscal 2009.

Warranty: The Company recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. In fiscal 2008 and 2007, the Company incurred $19.8 million and $5.0 million, respectively, of expenses to accrue for current and future warranty claims related to a snow thrower engine recall. The snow thrower engines were recalled due to a potential risk of fire. The amounts accrued were to repair the units to eliminate the potential fire hazard. As of June 27, 2010, the Consolidated Balance Sheet includes $0.6 million of reserves for this specific engine warranty matter. Product liability reserves totaling less than $50,000 have been accrued for product liability matters related to this recall as the Company has had minimal product liability claims asserted for nominal amounts related to the snow engine recall. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	2010	2009
Balance, Beginning of Period	$42,044	$49,548

Payments	(31,015)	(34,255)

Provision for Current Year Warranties	32,089	28,623

Credit for Prior Years Warranties	(1,173)	(1,872)

Balance, End of Period	$41,945	$42,044

Revenue Recognition: Net sales include sales of engines, power products, and related service parts and accessories, net of allowances for cash discounts, customer volume rebates and discounts, floor plan interest

Notes . . .

and advertising allowances. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, except for certain international shipments, where revenue is recognized when the customer receives the product.

Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by Briggs & Stratton as a marketing incentive for customers to buy inventory. The financing costs included in net sales in fiscal 2010, 2009 and 2008 were $6.4 million, $6.2 million and $9.1 million, respectively.

The Company also offers a variety of customer rebates and sales incentives. The Company records estimates for rebates and incentives at the time of sale, as a reduction in net sales.

Income Taxes: The Provision for Income Taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The Deferred Income Tax Asset represents temporary differences relating to current assets and current liabilities, and the Long-Term Deferred Income Tax Asset represents temporary differences related to noncurrent assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

Retirement Plans: The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Retirement benefits represent a form of deferred compensation, which are subject to change due to changes in assumptions. Management reviews underlying assumptions on an annual basis. Refer to Note 15 of the Notes to Consolidated Financial Statements.

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $22.3 million in fiscal 2010, $23.0 million in fiscal 2009 and $26.5 million in fiscal 2008.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $25.1 million in fiscal 2010, $19.2 million in fiscal 2009 and $34.0 million in fiscal 2008.

The Company reports co-op advertising expense as a reduction in net sales. Co-op advertising expense reported as a reduction in net sales totaled $0.3 million in fiscal 2010, $1.4 million in fiscal 2009 and $10.2 million in fiscal 2008.

Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2010, 2009 and 2008 was $4.1 million, $4.3 million and $4.8 million, respectively.

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

The shares outstanding used to compute diluted earnings per share for fiscal 2010, 2009 and 2008 excludes outstanding options to purchase 3,796,137, 4,305,681 and 3,885,321 shares of common stock, respectively, with weighted average exercise prices of $30.68, $29.53 and $31.96, respectively. These options are excluded because their exercise prices are greater than the average market price of the common shares, and their inclusion in the computation would be antidilutive.

Notes . . .

Information on earnings per share is as follows (in thousands):

	Fiscal Year Ended
	June 27, 2010	June 28, 2009	June 29, 2008
Net Income Used in Basic and Diluted Earnings Per Share	$36,615	$31,972	$22,600

Average Shares of Common Stock Outstanding	49,668	49,572	49,549
Incremental Common Shares Applicable to Common Stock Options Based on the Common Stock Average Market Price During the Period	-	-	1
Incremental Common Shares Applicable to Deferred and Restricted Common Stock Based on the Common Stock Average Market Price During the Period	396	153	102

Diluted Average Common Shares Outstanding	50,064	49,725	49,652

Comprehensive Income (Loss): Comprehensive Income (Loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income. The Company has chosen to report Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss) which encompasses net income, cumulative translation adjustments, unrealized gain (loss) on derivatives and unrecognized pension and postretirement obligations in the Consolidated Statements of Shareholders’ Investment. Information on Accumulated Other Comprehensive Income (Loss) is as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrecognized Pension and Postretirement Obligation	Accumulated Other Comprehensive Income (Loss)
Balance at July 1, 2007	$11,799	$(1,101)	$(139,649)	$(128,951)
Fiscal Year Change	10,846	5,550	2,321	18,717

Balance at June 29, 2008	22,645	4,449	(137,328)	(110,234)
Fiscal Year Change	(13,684)	(7,576)	(118,779)	(140,039)

Balance at June 28, 2009	8,961	(3,127)	(256,107)	(250,273)
Fiscal Year Change	(4,989)	11,626	(75,073)	(68,436)

Balance at June 27, 2010	$3,972	$8,499	$(331,180)	$(318,709)

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

The Company manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, the Company hedges up to 100% of its anticipated monthly natural gas usage along with a pool of other companies. The Company does not hold any actual futures contracts, and actual delivery of natural gas is not required of the participants in the program. Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by the Company in the period. The fair value of the underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Income

Notes . . .

(Loss), which are reclassified into the income statement as the monthly cash settlements occur and actual natural gas is consumed. These contracts generally do not have a maturity of more than twenty-four months.

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges up to 100% of its anticipated copper usage, and the fair value of outstanding futures contracts is reflected as an asset or liability on the accompanying Consolidated Balance Sheets based on NYMEX prices. Changes in fair value are reflected as a component of Accumulated Other Comprehensive Income (Loss) if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Statements of Earnings. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made. These contracts generally do not have a maturity of more than twenty-four months.

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

As of June 27, 2010, the Company had the following outstanding derivative contracts (in thousands):

Contract		Quantity
Foreign Currency:
Australian Dollar	Sell	15,136	AUD
Canadian Dollar	Sell	12,100	CAD
Euro	Sell	91,609	EUR
Japanese Yen	Buy	650,000	JPY
Commodity:
Copper	Buy	350	Pounds
Natural Gas	Buy	16,547	Therms

As of June 27, 2010 and for the year ended June 27, 2010, the Company’s derivative contracts had the following impact on the Consolidated Balance Sheet and the Consolidated Statement of Earnings (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts	Other Current Assets	$16,440	Accrued Liabilities	$296
Commodity contracts	Other Current Assets	34	Accrued Liabilities	1,377
Foreign currency contracts	Other Long-Term Assets, Net	1,478	Other Long-Term Liabilities	-
Commodity contracts	Other Long-Term Assets, Net	-	Other Long-Term Liabilities	728

		$17,952		$2,401

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
Foreign currency contracts	$(7)	Net Sales	$(750)
Foreign currency contracts	9,771	Cost of Goods Sold	187
Commodity contracts	(1,265)	Cost of Goods Sold	2,978

	$8,499		$2,415

Of the $8.5 million gain detailed above that is currently recognized in Other Comprehensive Loss, the Company expects to reclassify approximately $8.0 million into earnings within the next twelve months. Any ineffectiveness incurred upon inception of the Company’s derivative contracts is negligible.

New Accounting Pronouncements:

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update that removes the requirement for a SEC filer to disclose a date through which subsequent events have been evaluated. This

Notes . . .

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

In June 2009, the FASB issued new guidance for the hierarchy of accounting standards, which establishes the Accounting Standards Codification TM (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Under the Codification, all of its content will carry the same level of authority. This statement was effective for the Company beginning with the first quarter of fiscal 2010. The adoption of this statement did not have an impact on the Company’s financial position or results of operations.

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

Notes . . .

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

(4) Fair Value Measurements:

FASB Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, defines a framework for measuring fair value and expands the related disclosures. To increase consistency and comparability in fair value measurements and related disclosures, ASC Topic 820 established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

Level 1: Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-driven valuations whose inputs are observable or whose significant value drivers are observable.

Level 3: Significant inputs to the valuation model are unobservable.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 27, 2010 (in thousands):

		Fair Value Measurement Using
	June 27, 2010	Level 1	Level 2	Level 3
Assets:
Derivatives	$ 17,952	$ 17,918	$ 34	$ -
Liabilities:
Derivatives	2,401	296	2,105	-

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

(5) Goodwill and Other Intangible Assets:

Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engine, Home Power Products and Yard Power Products and have goodwill at June 27, 2010 of $136.9 million, $83.3 million and $32.8 million, respectively.

Notes . . .

The changes in the carrying amount of goodwill for the fiscal years ended June 27, 2010 and June 28, 2009 are as follows (in thousands):

	2010	2009
Beginning Goodwill Balance	$253,854	$248,328
Victa Acquisition	-	8,063
Tax Benefit on Amortization	(1,779)	(1,779)
Reclassification	263	-
Effect of Translation	637	(758)

Ending Goodwill Balance	$252,975	$253,854

The Company’s other intangible assets for the years ended June 27, 2010 and June 28, 2009 are as follows (in thousands):

	2010			2009
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$13,601	$(7,049)	$6,552	$13,601	$(5,843)	$7,758
Customer Relationships	17,910	(4,298)	13,612	17,910	(3,582)	14,328
Miscellaneous	279	(279)	-	279	(279)	-
Effect of Translation	22	-	22	-	-	-

Total Amortized Intangible Assets	31,812	(11,626)	20,186	31,790	(9,704)	22,086
Unamortized Intangible Assets:
Trademarks/Brand Names	69,841	-	69,841	70,104	-	70,104

Total Unamortized Intangible Assets	69,841	-	69,841	70,104	-	70,104

Effect of Translation	318	-	318	-	-	-

Total Intangible Assets	$101,971	$(11,626)	$90,345	$101,894	$(9,704)	$92,190

Amortization expense of other intangible assets amounted to approximately $1.9 million in each of 2010, 2009, and 2008.

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2011	$1,911
2012	1,911
2013	1,911
2014	1,911
2015	1,860

$9,504

(6) Income Taxes:

The provision (credit) for income taxes consists of the following (in thousands):

	2010	2009	2008
Current
Federal	$4,740	$(1,152)	$(5,800)
State	305	(336)	3
Foreign	3,658	2,557	2,300

	8,703	1,069	(3,497)
Deferred	3,755	7,368	10,506

	$12,458	$8,437	$7,009

Notes . . .

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2010	2009	2008
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	0.9%	0.8%	2.4%
Foreign Taxes	1.9%	(4.3%)	3.4%
Benefit on Dividends Received	(1.6%)	(1.5%)	(22.3%)
Changes to Unrecognized Tax Benefits	(10.9%)	(7.5%)	-
Other	0.1%	(1.6%)	5.2%

Effective Tax Rate	25.4%	20.9%	23.7%

The components of deferred income taxes were as follows (in thousands):
Current Asset (Liability):		2010	2009
Difference Between Book and Tax Related to:
Inventory		$13,626	$16,624
Payroll Related Accruals		4,725	7,768
Warranty Reserves		11,464	11,839
Workers Compensation Accruals		2,035	2,482
Other Accrued Liabilities		17,655	17,469
Pension Cost		1,032	1,031
Miscellaneous		(9,399)	(5,555)

Deferred Income Tax Asset		$41,138	$51,658

Long-Term Asset (Liability):		2010	2009
Difference Between Book and Tax Related to:
Pension Cost		$95,375	$43,185
Accumulated Depreciation		(45,075)	(49,218)
Intangibles		(75,090)	(71,686)
Accrued Employee Benefits		33,676	28,472
Postretirement Health Care Obligation		52,711	59,404
Warranty Reserves		4,823	4,530
Valuation Allowance		(9,131)	(6,712)
Net Operating Loss Carryforwards		10,475	7,073
Miscellaneous		4,728	8,117

Deferred Income Tax Asset		$72,492	$23,165

The deferred tax assets that were generated as a result of foreign income tax loss carryforwards and tax incentives in the amount of $6.9 million are potentially not useable by certain foreign subsidiaries. If not utilized against taxable income, $6.7 million will expire from 2011 through 2021. The remaining $0.2 million has no expiration date. In addition, a deferred tax asset of $3.6 million was generated as a result of state income tax loss and state incentive tax credit carryforwards. If not utilized against future taxable income, this amount will expire at various times between 2011 through 2028. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. Management believes that realization of certain foreign deferred tax assets is unlikely, therefore valuation allowances were established in the amount of $6.9 million. In addition, state tax credits in the amount of $2.2 million are potentially not useable against future state income taxes.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries because the Company intends to reinvest such earnings indefinitely outside of the U.S. The undistributed earnings amounted to approximately $36.6 million at June 27, 2010. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Notes . . .

The change to the total unrecognized tax benefits of the Company during the fiscal year ended June 27, 2010 is reconciled as follows:

Uncertain Tax Positions (in thousands):

Beginning Balance at June 28, 2009	$16,133
Changes based on tax positions related to prior year	(1,503)
Lapse of statute of limitations	(4,505)
Additions based on tax positions related to current year	1,529
Settlements with taxing authorities	(576)
Impact of changes in interest accruals	(277)

Balance at June 27, 2010	$10,801

As of June 27, 2010, the Company had $19.1 million of gross unrecognized tax benefits. Of this amount, $11.1 million represents the portion that, if recognized, would impact the effective tax rate. As of June 27, 2010, the Company had $5.9 million accrued for the payment of interest and penalties.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions and is regularly audited by federal, state and foreign tax authorities. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before 2006. The Company is currently under audit by various state and foreign jurisdictions. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations before 1999.

Notes . . .

(7) Segment and Geographic Information and Significant Customers:

The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2010	2009	2008
NET SALES:
Engines	$1,406,740	$1,414,113	$1,459,882
Power Products	814,289	892,887	870,403
Eliminations	(193,157)	(214,811)	(178,892)

	$2,027,872	$2,092,189	$2,151,393

GROSS PROFIT ON SALES:
Engines	$308,543	$266,289	$270,961
Power Products	79,524	67,479	39,376
Eliminations	(8,132)	(89)	(3,021)

	$379,935	$333,679	$307,316

INCOME (LOSS) FROM OPERATIONS:
Engines	$83,147	$83,411	$69,455
Power Products	(5,928)	(14,981)	(40,094)
Eliminations	(8,132)	(89)	(3,021)

	$69,087	$68,341	$26,340

ASSETS:
Engines	$1,161,775	$1,099,653	$1,302,986
Power Products	678,594	700,651	1,150,040
Eliminations	(150,312)	(181,281)	(619,732)

	$1,690,057	$1,619,023	$1,833,294

CAPITAL EXPENDITURES:
Engines	$32,635	$32,032	$36,998
Power Products	11,808	10,995	28,515

	$44,443	$43,027	$65,513

DEPRECIATION & AMORTIZATION:
Engines	$47,760	$49,045	$48,922
Power Products	18,472	18,758	19,964

	$66,232	$67,803	$68,886

Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2010	2009	2008
United States	$1,525,045	$1,589,223	$1,584,635
All Other Countries	502,827	502,966	566,758

Total	$2,027,872	$2,092,189	$2,151,393

Information regarding the Company’s long-lived assets based on geographic location (in thousands):

	2010	2009	2008
United States	$737,016	$708,413	$817,558
All Other Countries	47,399	50,090	37,199

Total	$784,415	$758,503	$854,757

Notes . . .

Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales, respectively:

	2010		2009		2008
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$296,066	15%	$316,021	15%	$336,271	16%
MTD	295,148	14%	203,254	10%	183,554	9%

	$591,214	29%	$519,275	25%	$519,825	25%

(8) Leases:

The Company leases certain facilities, vehicles, and equipment under both capital and operating leases. Assets held under capital leases are included in Plant and Equipment and are charged to depreciation and interest over the life of the lease. Related liabilities are included in Other Accrued Liabilities and Other Long-Term Liabilities. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2010, 2009 and 2008 was $25.2 million, $24.7 million and $25.0 million, respectively.

Future minimum lease commitments for all non-cancelable leases as of June 27, 2010 are as follows (in thousands):

Fiscal Year	Operating	Capital
2011	$15,132	$549
2012	10,465	474
2013	7,777	133
2014	6,042	-
2015	4,083	-
Thereafter	3,976	-

Total future minimum lease commitments	$47,475	1,156

Less: Interest		115

Present value of minimum capital lease payments		$1,041

(9) Indebtedness:

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement (Credit Agreement). See further discussion in Note 18 of the Notes to the Consolidated Financial Statements. There were no borrowings under the Credit Agreement as of June 27, 2010. As of June 28, 2009, borrowings under the Credit Agreement totaled $34.0 million.

Borrowings under the Credit Agreement by the Company bear interest at a rate per annum equal to, at its option, either:

(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 0.50% to 1.00%, depending upon the rating of the Company’s long-term debt by Standard & Poor’s Rating group, a division of McGraw-Hill Companies (S&P) and Moody’s Investors Service, Inc. (Moody’s) or the Company’s average leverage ratio; or

(2) the higher of (a) the federal funds rate plus 0.50% or (b) the bank’s prime rate.

In addition, the Company is subject to a 0.10% to 0.20% commitment fee and a 0.50% to 1.00% letter of credit fee, depending on the Company’s long-term credit ratings or the Company’s average leverage ratio.

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts total $4.6 million, expire at various times throughout fiscal 2011 and are renewable. None of these arrangements had material

Notes . . .

commitment fees or compensating balance requirements. Borrowings using these lines of credit are included in short-term debt. Outstanding balances are as follows (in thousands):

	2010	2009
Balance at Fiscal Year-End	$3,000	$3,000
Weighted Average Interest Rate at Fiscal Year-End	3.77%	4.26%

The Current Maturity on Long-Term Debt and the Long-Term Debt captions consist of the following (in thousands):
	2010	2009
8.875% Senior Notes Due March 2011, Net of Unamortized Discount of $304 in 2010 and $896 in 2009	$203,460	$247,104
Borrowings on Revolving Credit Agreement Due July 2012	-	34,000

Total Long-Term Debt	$203,460	$281,104

In May 2001, the Company issued $275 million of 8.875% Senior Notes due March 15, 2011. No principal payments are due before the maturity date; however, the Company repurchased $5.0 million of the bonds in fiscal 2006, $2.0 million in fiscal 2008, $20.0 million in fiscal 2009, and $44.4 million in fiscal 2010 after receiving unsolicited offers from bondholders.

The indenture for the 8.875% Senior Notes and the Credit Agreement for the credit facility (collectively, the “Domestic Indebtedness”) each include a number of financial and operating restrictions. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The credit facility contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of June 27, 2010, the Company was in compliance with these covenants.

Additionally, under the terms of the indentures and Credit Agreements governing the Domestic Indebtedness, Briggs & Stratton Power Products Group, LLC became a joint and several guarantor of amounts outstanding under the Domestic Indebtedness. Refer to Note 18 of the Notes to Consolidated Financial Statements for subsidiary guarantor financial information.

The 8.875% Senior Notes that are due in March 2011 have been classified as Current Maturity on Long-Term Debt in the Consolidated Balance Sheet as of the end of fiscal 2010. The Company believes it will be able to replace these borrowings with new financing at or prior to the maturity date of the Senior Notes.

(10) Other Income:

The components of other income (expense) are as follows (in thousands):

	2010	2009	2008
Interest Income	$1,172	$1,081	$ 1,506
Income on Preferred Stock	-	-	28,346
Equity in Earnings from Unconsolidated Affiliates	4,071	1,526	3,587
Gain on Share Redemption	-	-	8,622
Other Items	1,212	608	(669)

Total	$6,455	$3,215	$ 41,392

(11) Commitments and Contingencies:

Product and general liability claims arise against the Company from time to time in the ordinary course of business. The Company is generally self-insured for claims up to $2.0 million per claim. Accordingly, a reserve is maintained for the estimated costs of such claims. On June 27, 2010 and June 28, 2009, the

Notes . . .

reserve for product and general liability claims (which includes asbestos-related liabilities) was $9.3 million and $7.1 million, respectively. Management does not anticipate that these claims, excluding the impact of insurance proceeds and reserves, will have a material adverse effect on the financial condition or results of operations of the Company.

In October 1998, the Company joined seventeen other companies in guaranteeing a $17.9 million letter of credit issued as a guarantee of certain City of Milwaukee Revenue Bonds used to develop a residential rental property. The Revenue Bonds were issued on behalf of a not-for-profit organization established to manage the project and rental property post construction. The revenues from the rental property are used to fund operating expenses and all debt service requirements. The Company’s share of the guarantee and the maximum exposure to the Company under the agreement was $1.8 million. In January 2009, a substitute letter of credit was issued that did not require a guarantee, however, it did require that the back-up reserve remains in place. The Company’s share of the back-up reserve is $50,000. The letter of credit will expire in January 2014.

Certain independent dealers and distributors finance inventory purchases through a third party financing company. Briggs & Stratton has indemnified the third party finance company against credit default. The Company’s maximum exposure under this agreement due to customer credit default in a fiscal year is $1.7 million. In fiscal 2010 and fiscal 2009, the third party financing company provided financing for $184.6 million and $194.2 million of Briggs & Stratton product, respectively. As of June 27, 2010 and June 28, 2009, there were $153.4 million and $166.4 million, respectively, in receivables outstanding under this arrangement. Briggs & Stratton made no payments for customer credit defaults under this indemnity agreement since its inception.

Certain of the Company’s vendors in Asia require their customers to obtain letters of credit, payable upon shipment of the product. At the end of fiscal 2010, the Company had two letters of credit issued by Comerica Bank, totaling $3.8 million. At the end of fiscal 2009, the Company had two letters of credit issued by Comerica Bank, totaling $7.3 million. The products ordered typically arrive in partial shipments spanning several months, with payment initiated at the time the vendor provides documentation to the bank of the quantity and occurrence of shipment.

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

On September 25, 2008, the Company, along with all other defendants, filed a motion with the Judicial Panel on Multidistrict Litigation seeking to transfer all pending actions to a single federal court for coordinated pretrial proceedings. On December 5, 2008, the Multidistrict Litigation Panel granted the motion and transferred the cases to Judge Adelman of the United States District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999). On January 27, 2009, Judge Adelman entered a stay of all litigation so that the parties could conduct mediation in an effort to resolve all outstanding litigation. On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that, if given final court approval, will resolve all of the

Notes . . .

Horsepower Class Actions. Other parties to the Settlement are Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Holdings Corporation, Deere & Company, Tecumseh Products Company, The Toro Company, Electrolux Home Products, Inc. and Husqvarna Outdoor Products, Inc. (now known as Husqvarna Consumer Outdoor Products, N.A., Inc.) (collectively with the Company referred to below as the “Settling Defendants”). All other defendants settled all claims separately. As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. If finally approved, the Settlement resolves all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant.

As part of the Settlement, the Settling Defendants as a group agreed to pay an aggregate amount of $51 million. However, the monetary contribution of the each of the Settling Defendants is confidential. In addition, the Company, along with the other Settling Defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge.

On February 26, 2010, Judge Adelman preliminarily approved the Settlement, certified a settlement class, appointed settlement class counsel, and stayed all proceedings against all the Settling Defendants. On March 11, 2010, Judge Adelman entered an order approving a notice plan for the Settlement, and set an approval hearing to determine the fairness of the Settlement, and whether final judgment should be entered thereon. On June 22, 2010, the Court conducted a hearing on the fairness of the Settlement at which class counsel and the Settling Defendants sought approval of the Settlement. At this hearing numerous class members appeared through counsel and presented objections to the Settlement.

On August 16, 2010 Judge Adelman issued an opinion and order that finally approved the Settlement as well as separate orders that finally approved the settlements of all defendants. Judge Adelman’s opinion and order found all settlements to be in good faith and dismissed the claims of all class members with prejudice. On August 23, 2010 several class members filed a Notice of Appeal of Judge Adelman’s final approval orders to the United States Court of Appeals for the Seventh Circuit. Under the terms of the Settlement, the balance of settlement funds will not be due, and the one-year warranty extension program will not begin, until after all appeals from Judge Adelman’s order finally approving the Settlement are resolved.

As a result of the pending Settlement, the Company recorded a total charge of $30.6 million in the third quarter of fiscal year 2010 representing the total of the Company’s monetary portion of the Settlement and the estimated costs of extending the warranty period for one year. The amount has been included as a Litigation Settlement expense reducing income from operations on the Statement of Earnings.

On March 19, 2010, new plaintiffs filed a complaint in the Ontario Superior Court of Justice in Canada (Robert Foster et al. v. Sears Canada, Inc. et al., Docket No. 766-2010). On May 3, 2010, other plaintiffs filed a complaint in the Montreal Superior Court in Canada (Eric Liverman, et al. v. Deere & Company, et al., Docket No. 500-06-000507-109). Both Canadian complaints contain allegations and seek relief under Canadian law that are similar to the U.S. litigation. The Company is evaluating the complaints and has not yet filed an answer or other responsive pleading to either one. We are unable to estimate any financial exposure we have as a result of this lawsuit. However, given the size of the Canadian market and revisions to the Company’s power labeling practices in recent years, it is not likely the litigation would have a material adverse effect on its results of operations, financial position, or cash flows.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company’s right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees’ insurance coverage, restitution with interest (if applicable) and attorneys’ fees and costs. The Company is currently evaluating the complaint and believes the changes are within its rights. However, at this early stage, no determination can be made as to the likely outcome of this matter.

(12) Stock Incentives:

Effective July 2, 2007, the Company adopted the Powerful Solution Incentive Compensation Program. The Company previously adopted an Incentive Compensation Plan, effective October 20, 2004, under which 4,000,000 shares of common stock (8,000,000 shares as a result of the 2-for-1 stock split) were reserved for future issuance. An amendment to the Incentive Compensation Plan approved by shareholders on October 21, 2009, added 2,481,494 shares to the shares available for grant under the plan. Prior to October 20, 2004, the Company had a Stock Incentive Plan under which 5,361,935 shares of common stock

Notes . . .

were reserved for issuance. The adoption of the Incentive Compensation Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero. However, as of June 27, 2010, there were 1,662,020 outstanding option and restricted stock awards granted under the Stock Incentive Plan that are or may become exercisable in the future. No additional shares of common stock were reserved for future issuance under the Powerful Solution Incentive Compensation Program. In accordance with the three plans, the Company can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock and cash bonus awards subject to certain annual limitations. The plans also allow the Company to issue directors non-qualified stock options and directors’ fees in stock.

During fiscal 2010, 2009 and 2008, the Company recognized stock based compensation expense of approximately $7.0 million, $4.0 million and $4.6 million, respectively.

On the grant date, the exercise price of each stock option issued exceeds the market value of the stock by 10%. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and standard industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

Options Granted During	2010	2009	2008

Grant Date Fair Value	$5.07	$1.93	$5.31
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)

Assumptions:
Risk-free Interest Rate	2.5%	3.1%	4.5%
Expected Volatility	40.4%	32.7%	26.4%
Expected Dividend Yield	2.5%	6.5%	3.1%
Expected Term (In Years)	5.0	5.0	5.1

Information on the options outstanding is as follows:

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, July 1, 2007	3,329,679	$32.05

Granted During the Year	596,590	30.81
Exercised During the Year	(40,948)	23.11
Expired During the Year	-	-

Balance, June 29, 2008	3,885,321	$31.96

Granted During the Year	729,990	14.83
Exercised During the Year	-	-
Expired During the Year	(309,630)	25.35

Balance, June 28, 2009	4,305,681	$29.53

Granted During the Year	730,000	19.73
Exercised During the Year	(58,250)	14.83
Expired During the Year	(509,554)	27.99

Balance, June 27, 2010	4,467,877	$28.29	2.97	$2,667

Exercisable, June 27, 2010	2,473,547	$33.87	2.74	$-

The total intrinsic value of options exercised during the fiscal year ended 2010 was $0.5 million. The exercise of options resulted in cash receipts of $1.1 million in fiscal 2010. No options were exercised in fiscal 2009. The total intrinsic value of options exercised during the fiscal year ended 2008 was $0.3 million. The exercise of options resulted in cash receipts of $0.9 million in fiscal 2008.

Notes . . .

Grant Summary
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2004	8-15-03	8-15-06	8-15-13	$30.44	684,900
2005	8-13-04	8-13-07	8-13-14	36.68	977,120
2006	8-16-05	8-16-08	8-16-10	38.83	319,137
2007	8-15-06	8-15-09	8-15-11	29.87	492,390
2008	8-14-07	8-14-10	8-31-12	30.81	592,590
2009	8-19-08	8-19-11	8-31-13	14.83	671,740
2010	8-18-09	8-18-12	8-31-14	19.73	730,000

Below is a summary of the status of the Company’s nonvested shares as of June 27, 2010, and changes during the year then ended:

	Deferred Stock		Restricted Stock		Stock Options
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares, June 28, 2009	150,054	$17.99	223,985	$22.47	1,857,400	$4.02
Granted	180,676	18.21	194,480	23.74	730,000	5.07
Cancelled	-	-	(2,470)	13.51	-	-
Exercised	-	-	-	-	(58,250)	1.93
Vested	(1,000)	34.25	(15,983)	36.54	(534,820)	5.46

Nonvested shares, June 27, 2010	329,730	$18.06	400,012	$19.80	1,994,330	$4.02

As of June 27, 2010, there was $4.9 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during fiscal 2010 and 2009 was $3.2 million and $3.1 million, respectively.

Under the plans, the Company has issued restricted stock to certain employees. During fiscal years 2010, 2009 and 2008, the Company has issued 194,480, 118,975 and 32,550 shares, respectively. The restricted stock vests on the fifth anniversary date of the issue provided the recipient is still employed by the Company. The aggregate market value on the date of issue is approximately $3.5 million, $1.6 million and $0.9 million in fiscal 2010, 2009 and 2008, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the plans, the Company may also issue deferred stock to its directors in lieu of directors fees. The Company has issued 31,026, 47,744 and 3,521 shares in fiscal 2010, 2009 and 2008, respectively, under this provision of the plans.

Under the plans, the Company may also issue deferred stock to its officers and key employees. The Company has issued 149,650 and 77,135 shares in fiscal 2010 and 2009, respectively, under this provision. The aggregate market value on the date of issue was approximately $2.7 million and $1.0 million, respectively. Expense is recognized ratably over the five-year vesting period.

Notes . . .

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2010	2009	2008
Stock Options:
Pretax compensation expense	$4,028	$1,760	$3,304
Tax benefit	(1,571)	(686)	(1,289)

Stock option expense, net of tax	$2,457	$1,074	$2,015

Restricted Stock:
Pretax compensation expense	$1,754	$1,097	$1,117
Tax benefit	(684)	(428)	(436)

Restricted stock expense, net of tax	$1,070	$669	$681

Deferred Stock:
Pretax compensation expense	$1,193	$1,142	$142
Tax benefit	(465)	(445)	(55)

Deferred stock expense, net of tax	$728	$697	$87

Total Stock-Based Compensation:
Pretax compensation expense	$6,975	$3,999	$4,563
Tax benefit	(2,720)	(1,559)	(1,780)

Total stock-based compensation, net of tax	$4,255	$2,440	$2,783

(13) Shareholder Rights Agreement:

On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company’s common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company’s common stock at an exercise price of $160.00 per full common share ($80.00 per full common share after taking into consideration the effect of a 2-for-1 stock split effective October 29, 2004), subject to adjustment. The agreement relating to the rights was amended by the Board of Directors on August 9, 2006 to extend the term of the rights by three years to October 18, 2009, to increase from 15 percent to 20 percent or more the percentage of outstanding shares that a person or group must acquire or attempt to acquire in order for the rights to become exercisable, and to add a qualifying offer clause that permits shareholders to vote to redeem the rights in certain circumstances. Shareholders ratified the amended rights agreement at their annual meeting on October 18, 2006. On August 12, 2009, the Board of Directors amended the rights agreement to: (i) modify the definition of “Beneficial Owner” and “beneficial ownership” of common shares of the Company to include, among other things, certain derivative security interests in common shares of the Company; (ii) reduce the redemption price for the rights to $.001 per right; and (iii) extend the term of the rights agreement by changing the scheduled expiration date from October 18, 2009 to October 17, 2012. Shareholders ratified the rights agreement at the annual meeting on October 21, 2009.

(14) Foreign Exchange Risk Management:

The Company enters into forward exchange contracts to hedge purchases and sales that are denominated in foreign currencies. The terms of these currency derivatives do not exceed twenty-four months, and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.

The Company has forward foreign exchange contracts to sell foreign currency, with the Euro as the most significant. These contracts are used to hedge foreign currency collections on sales of inventory. The Company also has forward contracts to purchase foreign currencies, with the Japanese Yen as the most significant. The Japanese Yen contracts are used to hedge the commitments to purchase engines from the Company’s Japanese joint venture. The Company’s foreign currency forward contracts are carried at fair value based on current exchange rates.

Notes . . .

The Company has the following forward currency contracts outstanding at the end of fiscal 2010:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	15.1	12.9	12.9	.1	U.S.	March 2011
Canadian Dollar	Sell	12.1	11.7	11.7	-	U.S.	February 2011
Euro	Sell	91.6	131.0	113.5	(17.5)	U.S.	June 2011
Japanese Yen	Buy	650.0	7.2	7.3	(.1)	U.S.	November 2010

The Company had the following forward currency contracts outstanding at the end of fiscal 2009:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	12.9	9.1	9.3	.2	U.S.	April 2010
Canadian Dollar	Sell	2.5	2.2	2.2	-	U.S.	November 2009
Euro	Sell	58.5	80.3	82.2	1.9	U.S.	May 2010
Great British Pound	Buy	.8	1.2	1.2	-	U.S.	July 2009
Japanese Yen	Buy	562.8	5.6	5.9	(.3)	U.S.	December 2009
Swedish Krona	Buy	2.5	.3	.3	-	U.S.	July 2009

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2010, 2009, or 2008.

Notes . . .

(15) Employee Benefit Costs:

Retirement Plan and Other Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2010	2009	2010	2009
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	5.30%	6.75%	4.60%	6.00%
Expected Rate of Future Compensation Level Increases	3.0-4.0%	3.0-4.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.75%	n/a	n/a

Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$938,269	$911,993	$200,114	$209,914
Service Cost	11,197	11,507	604	721
Interest Cost	60,705	61,210	10,942	12,487
Curtailment	-	(1,723)	-	-
Plan Amendments	-	-	(13,514)	-
Plan Participant Contributions	-	-	1,357	869
Actuarial (Gain) Loss	170,148	28,477	4,781	2,992
Benefits Paid	(71,892)	(73,195)	(23,675)	(26,869)

Projected Benefit Obligation at End of Year	$1,108,427	$938,269	$180,609	$200,114

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$797,258	$964,140	$-	$-
Actual Return on Plan Assets	104,171	(95,538)	-	-
Plan Participant Contributions	-	-	1,357	869
Employer Contributions	1,953	1,851	22,318	26,000
Benefits Paid	(71,892)	(73,195)	(23,675)	(26,869)

Fair Value of Plan Assets at End of Year	$831,490	$797,258	$-	$-

Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(276,937)	$(141,011)	$(180,609)	$(200,114)

Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(274,737)	$(138,811)	$-	$-
Accrued Wages and Salaries	(2,200)	(2,200)	-	-
Accrued Postretirement Health Care Obligation	-	-	(135,978)	(155,443)
Accrued Liabilities	-	-	(22,847)	(26,343)
Accrued Employee Benefits	-	-	(21,784)	(18,328)

Net Amount Recognized at End of Year	$(276,937)	$(141,011)	$(180,609)	$(200,114)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Transition Assets (Obligation)	$(15)	$(20)	$-	$-
Net Actuarial Loss	(275,437)	(187,680)	(59,830)	(63,088)
Prior Service Credit (Cost)	(5,758)	(7,629)	9,858	2,310

Net Amount Recognized at End of Year	$(281,210)	$(195,329)	$(49,972)	$(60,778)

Notes . . .

The accumulated benefit obligation for all defined benefit pension plans was $1,055 million and $907 million at June 27, 2010 and June 28, 2009, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$11,197	$11,507	$12,037	$604	$721	$1,486
Interest Cost on Projected Benefit Obligation	60,705	61,210	60,326	10,942	12,487	13,760
Expected Return on Plan Assets	(81,021)	(83,331)	(81,344)	-	-	-
Amortization of:
Transition Obligation	8	8	8	-	-	42
Prior Service Cost (Credit)	3,068	3,348	3,290	(1,140)	(876)	(849)
Actuarial Loss	3,171	558	5,368	10,418	9,840	10,861

Net Periodic (Income) Expense	$(2,872)	$(6,700)	$(315)	$20,824	$22,172	$25,300

Significant assumptions used in determining net periodic (income) expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008

Discount Rate	6.75%	7.0%	6.35%	6.00%	6.40%	6.09%
Expected Return on Plan Assets	8.75%	8.75%	8.75%	n/a	n/a	n/a
Compensation Increase Rate	3.0-4.0%	3.0-4.0%	3.0-5.0%	n/a	n/a	n/a

The amounts in Accumulated Other Comprehensive Income that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Transition Obligation	$8	$-
Prior Service Cost (Credit)	3,059	(2,782)
Net Actuarial Loss	17,909	11,129

The “Other Postretirement Benefit” plans are unfunded.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company’s right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees’ insurance coverage, restitution with interest (if applicable) and attorneys’ fees and costs. The Company is currently evaluating the complaint and believes the changes are within its rights. However, at this early stage, no determination can be made as to the likely outcome of this matter.

For measurement purposes an 9.0% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2010 decreasing gradually to 4.5% for the fiscal year 2028. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $5.1 million and

Notes . . .

would increase the service and interest cost by $0.5 million for fiscal 2010. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $5.0 million and decrease the service and interest cost by $0.5 million for the fiscal year 2010.

As discussed in Note 19 in the Notes to the Consolidated Financial Statements, the Company closed its Jefferson and Watertown, WI production facilities during fiscal 2010. The closure of these facilities resulted in the termination of certain employees, and the related impact on unrecognized prior service costs, unrecognized losses and the projected benefit obligation resulted in a net curtailment loss of $1.2 million in fiscal 2009.

Plan Assets

A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The Company’s pension plan’s asset allocations and target allocations at June 27, 2010 and June 28, 2009, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2010	2009
Cash	0%-2%	4%	8%
Domestic Bonds	30%-50%	31%	27%
Non-Investment Grade Bonds	0%-5%	0%	0%
Non-US Bonds	0%-10%	0%	0%
Domestic Equities	20%-40%	20%	18%
Global & International Equities	5%-10%	7%	9%
Alternative & Absolute Return	20%-30%	35%	34%
Real Estate	0%-5%	3%	4%

		100%	100%

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

The fair value of the major categories of the pension plans’ investments are presented below (in thousands). The inputs and valuation techniques used to measure the fair value of the assets are consistently applied and described in Note 4.

Notes . . .

Category		Total	Level 1	Level 2	Level 3
Short term Investments:		$41,951	$-	$41,951	$-
Fixed Income Securities:
Domestic bonds collective trusts		259,198	-	259,198	-
Corporate bonds and notes		177	-	177	-
Equity Securities:
U.S. common stocks		161,125	161,125	-	-
International mutual funds		31,130	-	31,130	-
Other Investments:
Venture Capital funds	(A)	136,179	-	-	136,179
Debt funds	(B)	89,552	-	-	89,552
Real Estate funds	(C)	40,041	-	-	40,041
Private Equity funds	(D)	38,973	-	-	38,973
Other funds	(E)	35,026	-	-	35,026

Total Investments		$833,352	$161,125	$332,456	$339,771
Securities lending collateral pools	(F)	84,052	-	84,052	-
Cash and other		1,104	1,104	-	-

Total Assets at Fair Value		$918,508	$162,229	$416,508	$339,771

Securities lending collateral pools	(F)	(87,018)	-	(87,018)	-

Total Liabilities at Fair Value		$(87,018)	-	$(87,018)	-

Fair Value of Plan Assets at End of Year		$831,490	$162,229	$329,490	$339,771

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

(B)	This fund primarily invests in the debt of various entities including corporations and governments in emerging markets, mezzanine financing, or entities that are undergoing, are considered likely to undergo or have undergone a reorganization.

(C)	This category invests primarily in real estate related investments, including real estate properties, securities of real estate companies and other companies with significant real estate assets as well as real estate related debt and equity securities.

(D)	Primarily represents investments in all sizes of mostly privately held operating companies in the following core industry sectors: healthcare, energy, financial services, technology-media-telecommunications and industrial and consumer.

(E)	This category invests in hedge funds.

(F)	This category comprises pools of cash like debt securities and floating rate notes having a maturity or average life of three years or less, with a final payment of principal occurring in five years or less. Some of the investments are collateralized mortgage-backed securities whose maturities have been extended. This category’s fair value is determined based on the net book value of the plan’s pro-rated share of the collateral pool.

Notes . . .

The following table presents the changes in Level 3 investments for the pension plan (in thousands).

Changes in Level 3 Investments for the Year Ended June 27, 2010

Category	June 28, 2009 Fair Value	Purchases, Sales, Issuances, and Settlements	Realized and Unrealized Gain (Loss)	June 27, 2010 Fair Value (a)
Venture Capital funds	$133,556	$(10,535)	$13,158	$136,179
Debt funds	70,711	2,771	16,070	89,552
Real Estate funds	38,044	1,413	584	40,041
Private Equity funds	37,392	1,163	418	38,973
Other funds	33,606	-	1,420	35,026

	$313,309	$(5,188)	$31,650	$339,771

(a) There were no transfers in or out of Level 3 during the year ended June 27, 2010.

Contributions

The Company is not required to make any contributions to the pension plans in fiscal 2011.

Estimated Future Benefit Payments

Projected benefit payments from the plans as of June 27, 2010 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life	LTD
2011	$69,774	$2,226	$22,540	$1,142	$192
2012	70,024	2,207	22,131	1,176	175
2013	70,142	2,182	21,087	1,206	167
2014	70,208	2,159	19,253	1,236	157
2015	70,496	3,316	16,702	1,264	159
2016-2020	353,255	16,626	58,263	6,658	822

Defined Contribution Plans

Employees of the Company may participate in a defined contribution savings plan that allows participants to contribute a portion of their earnings in accordance with plan specifications. A maximum of 1-1/2% to 3-1/2% of each participant’s salary, depending upon the participant’s group, is matched by the Company. Some of these Company matching contributions ceased July 1, 2009 and were reinstated effective January 1, 2010. Additionally, certain employees may receive Company nonelective contributions equal to 2% of the employee’s salary. The Company contributions totaled $7.6 million in 2010, $8.1 million in 2009 and $6.6 million in 2008.

Postemployment Benefits

The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using a 4.60% interest rate for fiscal year 2010 and 6.00% for fiscal year 2009. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.

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

Long-Term Debt: The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt -
8.875% Notes Due 2011	$203,460	$215,733	$247,104	$259,537
Borrowings on Revolving Credit Facility	$-	$-	$34,000	$34,000

(17) Assets Held for Sale:

On July 1, 2009 the Company announced a plan to close its Jefferson and Watertown, Wisconsin manufacturing facilities in fiscal 2010. At June 27, 2010, the Company had $4.0 million included in Assets Held for Sale in its Consolidated Balance Sheets consisting of certain assets related to the Jefferson, WI production facility. Prior to the closure, the facility manufactured all portable generator and pressure washer products marketed and sold by the Company within its Power Products segment.

(18) Separate Financial Information of Subsidiary Guarantors of Indebtedness:

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

	June 27, 2010 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$203,460	$203,764
Revolving Credit Facility, expiring July 2012	$-	$500,000

Notes . . .

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET: As of June 27, 2010	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$495,890	$369,714	$210,764	$(170,726)	$905,642
Investment in Subsidiary	677,242	-	-	(677,242)	-
Noncurrent Assets	484,869	284,749	47,399	(32,602)	784,415

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

Current Liabilities	$607,295	$37,530	$89,412	$(170,726)	$563,511
Other Long-Term Obligations	400,129	74,868	33,573	(32,602)	475,969
Shareholders’ Equity	650,577	542,065	135,177	(677,242)	650,577

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

As of June 28, 2009
Current Assets	$447,878	$378,806	$243,983	$(214,147)	$856,520
Investment in Subsidiary	693,119	-	-	(693,119)	-
Noncurrent Assets	454,694	301,229	50,964	(44,384)	762,503

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

Current Liabilities	$348,483	$47,020	$117,733	$(214,147)	$299,088
Long-Term Debt	281,104	-	-	-	281,104
Other Long-Term Obligations	271,421	72,198	44,912	(44,384)	344,147
Shareholders’ Equity	694,683	560,817	132,302	(693,119)	694,684

	$1,595,691	$680,035	$294,947	$(951,650)	$1,619,023

Notes . . .

STATEMENT OF EARNINGS: For the Fiscal Year Ended June 27, 2010	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,299,283	$740,336	$279,134	$(290,882)	$2,027,872
Cost of Goods Sold	1,039,021	683,061	216,736	(290,882)	1,647,937

Gross Profit	260,262	57,275	62,398	-	379,935
Engineering, Selling, General and Administrative Expenses	164,358	76,572	39,318	-	280,248
Litigation Settlement	30,600	-	-	-	30,600
Equity in Earnings from Subsidiaries	(20,688)	-	-	20,688	-

Income (Loss) from Operations	85,992	(19,297)	23,080	(20,688)	69,087
Interest Expense	(26,218)	(96)	(155)	-	(26,469)
Other Income (Expense), Net	(7,644)	158	13,942	-	6,455

Income (Loss) Before Provision for Income Taxes	52,130	(19,235)	36,867	(20,688)	49,073
Provision (Credit) for Income Taxes	15,515	(6,962)	3,904	-	12,458

Net Income (Loss)	$36,615	$(12,275)	$32,963	$(20,688)	$36,615

For the Fiscal Year Ended June 28, 2009
Net Sales	$1,316,402	$819,826	$299,200	$(343,239)	$2,092,189
Cost of Goods Sold	1,083,065	767,615	246,494	(343,239)	1,753,935
Impairment Charge	-	4,575	-	-	4,575

Gross Profit	233,337	47,636	52,706	-	333,679
Engineering, Selling, General and Administrative Expenses	148,811	75,801	40,726	-	265,338
Equity in Loss from Subsidiaries	8,644	-	-	(8,644)	-

Income (Loss) from Operations	75,882	(28,165)	11,980	8,644	68,341
Interest Expense	(30,657)	(166)	(324)	-	(31,147)
Other Income (Expense), Net	2,947	286	(18)	-	3,215

Income (Loss) Before Provision for Income Taxes	48,172	(28,045)	11,638	8,644	40,409
Provision (Credit) for Income Taxes	16,200	(9,939)	2,176	-	8,437

Net Income (Loss)	$31,972	$(18,106)	$9,462	$8,644	$31,972

For the Fiscal Year Ended June 29, 2008
Net Sales	$1,372,382	$831,024	$250,046	$(302,059)	$2,151,393
Cost of Goods Sold	1,134,860	802,254	209,022	(302,399)	1,844,077

Gross Profit	237,522	28,770	41,024	-	307,316
Engineering, Selling, General and Administrative Expenses	165,625	79,946	35,405	-	280,976
Equity in Loss from Subsidiaries	25,264	-	-	(25,264)	-

Income (Loss) from Operations	46,633	(51,176)	5,619	25,264	26,340
Interest Expense	(37,615)	(219)	(289)	-	(38,123)
Other Income, Net	38,851	1,628	913	-	41,392

Income (Loss) Before Provision for Income Taxes	47,869	(49,767)	6,243	25,264	29,609
Provision (Credit) for Income Taxes	25,269	(20,561)	2,301	-	7,009

Net Income (Loss)	$22,600	$(29,206)	$3,942	$25,264	$22,600

Notes . . .

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 27, 2010	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$36,615	$(12,275)	$32,963	$(20,688)	$36,615
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	42,358	18,472	5,402	-	66,232
Stock Compensation Expense	6,975	-	-	-	6,975
Earnings of Unconsolidated Affiliates, Net of Dividends	(254)	-	188	-	(66)
Equity in Earnings from Subsidiaries	(20,688)	-	-	20,688	-
Loss on Disposition of Plant and Equipment	1,544	489	92	-	2,125
Long-Term Intercompany Notes	11,782	-	(11,782)	-	-
Loss on Curtailment of Employee Benefits
(Provision) Credit for Deferred Income Taxes	7,033	(2,993)	(285)	-	3,755
Change in Operating Assets and Liabilities:
Decrease in Receivables	(9,664)	5,393	16,594	(36,753)	(24,430)
Decrease in Inventories	59,326	5,705	10,745	613	76,389
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(2,302)	3,113	221	-	1,032
Decrease in Accounts Payable, Accrued Liabilities and Income Taxes	46,242	12,705	(30,754)	39,754	67,947
Change in Accrued Pension	(4,810)	-	2	-	(4,808)
Other, Net	5,611	4,010	2,354	-	11,975

Net Cash Provided by Operating Activities	179,767	34,619	25,740	3,615	243,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(28,903)	(11,494)	(4,046)	-	(44,443)
Proceeds Received on Disposition of Plant and Equipment	220	40	16	-	276
Cash Paid for Acquisition, Net of Cash Received	-
Cash Investment in Subsidiary	26,305	-	2,627	(28,932)	-
Other, Net	(144)	-	612	(612)	(144)

Net Cash Used by Investing Activities	(2,522)	(11,454)	(791)	(29,544)	(44,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments on Loans, Notes Payable and Long-Term Debt	(56,647)	(20,790)	2,204	(3,003)	(78,236)
Cash Dividends Paid	(22,125)	-	-	-	(22,125)
Stock Option Exercise Proceeds and Tax Benefits	864	-	-	-	864
Capital Contributions Received	-	-	(28,932)	28,932	-

Net Cash Used by Financing Activities	(77,908)	(20,790)	(26,728)	25,929	(99,497)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	629	-	629

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,337	2,375	(1,150)	-	100,562
Cash and Cash Equivalents, Beginning of Year	1,541	1,301	13,150	-	15,992

Cash and Cash Equivalents, End of Year	$100,880	$3,675	$11,999	$-	$116,554

Notes . . .

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 28, 2009	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$31,972	$(18,106)	$9,462	$8,644	$31,972
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	44,476	18,758	4,569	-	67,803
Stock Compensation Expense	3,999	-	-	-	3,999
Earnings of Unconsolidated Affiliates,
Net of Dividends	3,559	-	126	-	3,685
Impairment Charge	-	4,575	-	-	4,575
Equity in Loss from Subsidiaries	8,644	-	-	(8,644)	-
Loss on Disposition of Plant and Equipment	1,959	516	39	-	2,514
Long-Term Intercompany Notes	(44,384)	-	44,384	-	-
Loss on Curtailment of Employee Benefits	1,190	-	-	-	1,190
(Provision) Credit for Deferred Income Taxes	27,624	(20,354)	98	-	7,368
Change in Operating Assets and Liabilities:
Decrease in Receivables	75,859	413,751	1,860	(431,661)	59,809
Decrease in Inventories	22,808	35,295	3,339	368	61,810
(Increase) Decrease in Prepaid Expenses and
Other Current Assets	(15,647)	1,687	808	-	(13,152)
Decrease in Accounts Payable, Accrued Liabilities and Income Taxes	(54,470)	(377,898)	(24,771)	411,821	(45,318)
Change in Accrued/Prepaid Pension	(8,465)	-	24	-	(8,441)
Other, Net	566	(10,530)	4,937	(367)	(5,394)

Net Cash Provided by Operating Activities	99,690	47,694	44,875	(19,839)	172,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(27,166)	(10,994)	(4,867)	-	(43,027)
Proceeds Received on Disposition of Plant and Equipment	1,325	2,316	18	-	3,659
Cash Paid for Acquisition, Net of Cash Received	-	-	(24,757)	-	(24,757)
Cash Investment in Subsidiary	(5,899)	-	(200)	6,099	-
Other, Net	(348)	-	-	-	(348)

Net Cash Used by Investing Activities	(32,088)	(8,678)	(29,806)	6,099	(64,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments on Loans, Notes Payable and Long-Term Debt	(30,447)	(38,804)	(35,665)	19,839	(85,077)
Cash Dividends Paid	(38,171)	-	-	-	(38,171)
Capital Contributions Received	-	-	6,099	(6,099)	-

Net Cash Used by Financing Activities	(68,618)	(38,804)	(29,566)	13,740	(123,248)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH
AND CASH EQUIVALENTS	-	-	(1,175)	-	(1,175)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,016)	212	(15,672)	-	(16,476)
Cash and Cash Equivalents, Beginning of Year	2,557	1,089	28,822	-	32,468

Cash and Cash Equivalents, End of Year	$1,541	$1,301	$13,150	$-	$15,992

Notes . . .

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 29, 2008	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$22,600	$(29,206)	$3,942	$25,264	$22,600
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	45,308	19,809	3,769	-	68,886
Stock Compensation Expense	4,563	-	-	-	4,563
Earnings of Unconsolidated Affiliates, Net of Dividends	(758)	-	(30)	-	(788)
Equity in Loss from Subsidiaries	25,264	-	-	(25,264)	-
(Gain) Loss on Disposition of Plant and Equipment	1,010	1,728	(30)	-	2,708
Gain on Sale of Investment	(36,960)	-	-	-	(36,960)
Gain on Curtailment of Employee Benefits	-	(13,288)	-	-	(13,288)
(Provision) Credit for Deferred Income Taxes	25,628	(14,921)	(201)	-	10,506
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	5,221	(113,597)	(26,155)	141,437	6,906
(Increase) Decrease in Inventories	3,126	19,745	(3,572)	(909)	18,390
Decrease in Prepaid Expenses and Other Current Assets	6,809	2,802	343	-	9,954
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	6,985	86,679	16,813	(132,634)	(22,157)
Change in Accrued/Prepaid Pension	(2,325)	38	29	-	(2,258)
Other, Net	(4,571)	(3,346)	(4,035)	4,179	(7,773)

Net Cash Provided (Used) by Operating Activities	101,900	(43,557)	(9,127)	12,073	61,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(34,805)	(28,575)	(2,133)	-	(65,513)
Proceeds Received on Disposition of Plant and Equipment	434	120	126	-	680
Proceeds Received on Sale of Investment	66,011	-	-	-	66,011
Cash Investment in Subsidiary	(2,524)	-	(202)	2,726	-
Other, Net	(503)	-	-	-	(503)

Net Cash Provided (Used) by Investing Activities	28,613	(28,455)	(2,209)	2,726	675

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Loans, Notes Payable and Long-Term Debt	(92,883)	74,118	11,776	(12,073)	(19,062)
Issuance Cost of Amended Revolver	(1,286)	-	-	-	(1,286)
Cash Dividends Paid	(43,560)	-	-	-	(43,560)
Capital Contributions Received	-	383	2,343	(2,726)	-
Stock Option Exercise Proceeds and Tax Benefits	991	-	-	-	991

Net Cash Provided (Used) by Financing Activities	(136,738)	74,501	14,119	(14,799)	(62,917)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	3,952	-	3,952

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,225)	2,489	6,735	-	2,999
Cash and Cash Equivalents, Beginning of Year	8,785	(1,402)	22,086	-	29,469

Cash and Cash Equivalents, End of Year	$2,560	$1,087	$28,821	$-	$32,468

Notes . . .

In prior periods the Company reported eliminations of intercompany gross profit and other income (expense) in the Eliminations column within the “Separate Financial Information of Subsidiary Guarantors of Indebtedness” footnote. Under equity accounting, these amounts should be reflected in the Briggs & Stratton Corporation (the “Parent”) column. In the current period the Company has revised these disclosures to reflect the elimination of intercompany gross profit and other income (expense) within the Parent Column. The impact of the revision for fiscal years 2009 and 2008 was an increase of $1,553 and a decrease of $4,954, respectively, to net income of the Parent column. The offsetting impact was to the Eliminations column. The Company considers these revisions to be immaterial to the Separate Financial Information of Subsidiary Guarantors of Indebtedness as a whole.

The aforementioned revisions also affected the Statements of Cash Flows for the Parent column, the Non-Guarantor Subsidiaries column and the Eliminations column. The Parent column net cash provided (used) by operating activities decreased by $5,605 and by $3,295 for fiscal years 2009 and 2008, respectively. The Parent column net cash provided (used) by investing activities increased by $5,605 and by $3,295 for fiscal years 2009 and 2008, respectively. The Non-Guarantor Subsidiaries column net cash provided (used) by operating activities increased by $367 and net cash provided (used) by financing activities decreased by $367 in fiscal year 2009. The Eliminations column net cash provided (used) by operating activities increased by $5,238 and by $3,295 for fiscal years 2009 and 2008, respectively. The Eliminations column net cash provided (used) by investing activities decreased by $5,605 and by $3,295 for fiscal years 2009 and 2008, respectively. The Eliminations column net cash used by financing activities increased by $367 in fiscal year 2009. The Company considers these revisions to be immaterial to the Separate Financial Information of Subsidiary Guarantors of Indebtedness as a whole.

(19) Impairment and Disposal Charges:

Impairment charges were recognized in the Consolidated Statements of Earnings, in the Power Products segment, for $4.6 million pretax ($2.8 million after tax) during fiscal 2009 related to the closure of the Jefferson and Watertown, WI manufacturing facilities. Additionally, a $1.2 million pretax ($0.7 million after tax) curtailment loss for employee benefits was recorded in fiscal 2009, as further discussed in Note 15 of the Notes to the Consolidated Financial Statements. Prior to the closure, these facilities manufactured all portable generator, home standby generator and pressure washer products marketed and sold by the Company. This production was consolidated into existing United States engine and lawn and garden product facilities to optimize plant utilization and achieve better integration between engine and end product design, manufacturing and distribution.

(20) Casualty Event:

On December 1, 2008, a fire destroyed inventory and equipment in a leased warehouse facility in Dyersburg, TN. The destroyed facility supported the lawn and garden manufacturing operations in Newbern, TN where production was temporarily suspended as replacement parts and components were expedited. Production at the Newbern plant has since resumed to normal levels.

Assets lost in the fire were valued at approximately $24.9 million. Total insurance installment proceeds received were $2.6 million and $22.0 million in fiscal 2010 and 2009, respectively. All property losses incurred were covered under property insurance policies subject to a deductible of $0.3 million.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and its subsidiaries at June 27, 2010 and June 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

August 26, 2010

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2010
September	$324,608	$52,390	$(8,687)
December	393,049	70,650	3,025
March	694,575	140,482	24,073
June	615,641	116,413	18,203

Total	$2,027,872	$379,935	$36,615

Fiscal 2009
September	$458,151	$64,719	$(1,956)
December	477,481	75,897	3,192
March	673,794	112,070	25,411
June	482,763	80,993	5,325

Total	$2,092,189	$333,679	$31,972

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss) (1)	Dividends Declared	High	Low
Fiscal 2010
September	$(0.18)	$.11	$21.48	$12.89
December	0.06	.11	23.34	17.92
March	0.48	.11	20.38	15.68
June	0.36	.11	24.26	18.37

Total	$0.73	$.44

Fiscal 2009
September	$(.04)	$.22	$21.51	$11.20
December	.06	.22	17.53	11.30
March	.51	.22	18.78	11.13
June	.11	.11	17.99	13.20

Total	$.64	$.77

The number of record holders of Briggs & Stratton Corporation Common Stock on August 23, 2010 was 3,428.

Net Income (Loss) per share of Common Stock represents Diluted Earnings per Share.

(1) Refer to Note 2 of the Notes to Consolidated Financial Statements, for information about Diluted Earnings per Share. Amounts may not total because of differing numbers of shares outstanding at the end of each quarter.

(2) As disclosed in Note 11, the third quarter of fiscal 2010 included a $30.6 million pretax charge ($18.7 million after tax or $0.37 per diluted share) for a litigation settlement.

(3) As disclosed in Note 19, the fourth quarter of fiscal 2009 included a $5.8 million pretax charge ($3.5 million after tax or $0.07 per diluted share) for plant closure costs.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of June 27, 2010, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)	Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, under the caption “Election of Directors”, and is incorporated herein by reference.

(c)	Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)	Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders,

under the caption “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

(e)	Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, under the caption “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

(f)	Code of Ethics. Briggs & Stratton has adopted a written code of ethics, referred to as the Briggs & Stratton Business Integrity Manual applicable to all directors, officers and employees, which includes provisions related to accounting and financial matters applicable to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. The Briggs & Stratton Business Integrity Manual is available on the Company’s corporate website at www.briggsandstratton.com. If the Company makes any substantive amendment to, or grants any waiver of, the code of ethics for any director or officer, Briggs & Stratton will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, concerning this item, under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, and “Director Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, concerning this item, under the captions “Corporate Governance – Director Independence” and “Corporate Governance – Audit Committee” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2010 Annual Meeting of Shareholders, under the captions “Independent Auditors Fees” and “Corporate Governance – Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, June 27, 2010 and June 28, 2009

For the Fiscal Years Ended June 27, 2010, June 28, 2009 and June 29, 2008:

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JUNE 27, 2010, JUNE 28, 2009 AND JUNE 29, 2008

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2010	$7,360,000	7,399,000	(3,442,000)	$11,317,000
2009	$5,607,000	3,558,000	(1,805,000)	$7,360,000
2008	$4,102,000	4,484,000	(2,979,000)	$5,607,000

Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for New Operating and Other Loss Carryforwards	Allowance Reserved for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2010	$6,712,000	2,418,000	-	$9,130,000
2009	$3,788,000	2,924,000	-	$6,712,000
2008	$ -	3,788,000	-	$3,788,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ David J. Rodgers
David J. Rodgers
August 26 , 2010		Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ Todd J. Teske	/s/ Keith R. McLoughlin
Todd J. Teske	Keith R. McLoughlin
President and Chief Executive Officer and	Director
Director (Principal Executive Officer)

/s/ David J. Rodgers	/s/ Robert J. O’Toole
David J. Rodgers	Robert J. O’Toole
Senior Vice President and Chief Financial	Director
Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ William F. Achtmeyer	/s/ John S. Shiely
William F. Achtmeyer	John S. Shiely
Director	Director

/s/ Michael E. Batten	/s/ Charles I. Story
Michael E. Batten	Charles I. Story
Director	Director

/s/ David L. Burner	/s/ Brian C. Walker
David L. Burner	Brian C. Walker
Director	Director

*Each signature affixed as of
August 26 , 2010.

BRIGGS & STRATTON CORPORATION

(Commission File No. 1-1370)

EXHIBIT INDEX

2010 ANNUAL REPORT ON FORM 10-K

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
Stratton Corporation and National City Bank.
(Filed as Exhibit 4.2 to Amendment No. 3 to the Registration Statement on
Form 8-A/A of the Company dated as of October 13, 2009 and incorporated herein by reference.)

4.2	Amendment to Rights Agreement, effective October 22, 2009.
(Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended September 27, 2009 and incorporated herein by reference.)

4.6	Indenture dated as of May 14, 2001 between Briggs & Stratton Corporation, the
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
Stratton Corporation, and Bank One, N.A., as Trustee.
(Filed as Exhibit 4.13 to the Company’s Registration Statement on Form S-3
filed on July 3, 2001, Registration No. 333-64490, and incorporated herein by reference.)

10.0*	Amended and Restated Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 8-K dated December
8, 2008 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed herewith.)

10.3*	Amended and Restated Form of Change of Control Employment Agreement.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated herein by reference.)

10.3 (a)	Amended and Restated Form of Change of Control Employment Agreement for
new officers of the Company.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October
14, 2009 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for
fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4 (a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for
fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.5*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement
and incorporated by reference herein.)

10.5 (a)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5 (b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.5 (c)*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation
Plan.
(Filed herewith.)

10.6*	Amended and Restated Briggs & Stratton Premium Option and Stock Award
Program as is effective beginning with plan year 2010.
(Filed herewith.)

10.6 (a)*	Amended Form of Stock Option Agreement under the Premium Option and Stock
Award Program.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for year ended June 28, 2009 and incorporated herein by reference.)

,Exhibit Number	Document Description

10.6 (b)*	Amended Form of Restricted Stock Award Agreement Under the Premium Option and Stock Award Program. (Filed herewith.)

10.6 (c)*	Amended Form of Deferred Stock Award Agreement Under the Premium Option and Stock Award Program. (Filed herewith.)

10.7*

Amended and Restated Powerful Solution Incentive Compensation Program.

(Filed as Exhibit 10.7 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

10.8*	Amended and Restated Supplemental Employee Retirement Plan. (Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.9	Briggs & Stratton Corporation Incentive Compensation Plan Performance Share Award Agreement, effective immediately. (Filed herewith.)

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

10.15 (a)*	Amendment to Key Employees Savings and Investment Plan. (Filed as Exhibit 10.7 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

,Exhibit Number	Document Description

10.15 (b)*	Amendment to Key Employees Savings and Investment Plan.
(Filed as Exhibit 10.0 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2008 and incorporated by reference herein.)

10.15 (c)*	Amendment to Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarter ended October 1, 2006 and incorporated by reference herein.)

10.15 (d)*	Amendment to the Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarter ended December 28, 2008 and incorporated by reference herein.)

10.15 (e)*	Amendment to the Key Employee Savings and
Investment Plan, adopted by the Board of Directors on October 21, 2009.
(Filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for
the quarter ended September 27, 2009 and incorporated herein by reference.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for
fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for
fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.17 (a)*	Amendment to the Briggs & Stratton Product Program.
(Filed herewith.)

10.18*	Early Retirement Agreement between Briggs & Stratton Corporation and John S.
Shiely.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 21,
2009 and incorporated by reference herein.)

10.20	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs &
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
Corporation and Michael D. Schoen.
(Filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for
fiscal year ended June 28, 2009 and incorporated herein by reference.)

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
and Banc of America Securities LLC, lead arranger and book manager.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated July 12,
2007 and incorporated by reference herein.)

10.24	Class B Preferred Share Redemption Agreement.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

Exhibit Number	Document Description
10.25	Victa Agreement.
(Filed as Exhibit 10.25 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

10.26	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K
dated February 24, 2010 and incorporated herein by reference.)

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed herewith.)

18.0	Letter from PricewaterhouseCoopers LLP re Change in Accounting Principal.
(Filed as Exhibit 18.0 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public
Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.