Form 10-Q
period 2010-09-26
BRIGGS & STRATTON CORP
filed 2010-11-03
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
COMMON STOCK, par value $0.01 per share	50,332,180 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	(Unaudited) September 26, 2010	June 27, 2010
CURRENT ASSETS:
Cash and Cash Equivalents	$47,693	$116,554
Accounts Receivable, Net	194,637	286,426
Inventories -
Finished Products and Parts	373,494	278,922
Work in Process	127,574	114,483
Raw Materials	8,507	6,941

Total Inventories	509,575	400,346

Deferred Income Tax Asset	45,943	41,138
Assets Held For Sale	4,000	4,000
Prepaid Expenses and Other Current Assets	33,270	57,179

Total Current Assets	835,118	905,643

OTHER ASSETS:
Goodwill	253,766	252,975
Investments	17,931	19,706
Other Intangible Assets, Net	90,189	90,345
Long-Term Deferred Income Tax Asset	72,212	72,492
Other Long-Term Assets, Net	9,937	11,133

Total Other Assets	444,035	446,651

PLANT AND EQUIPMENT:
Cost	988,571	979,898
Less - Accumulated Depreciation	654,721	642,135

Total Plant and Equipment, Net	333,850	337,763

TOTAL ASSETS	$1,613,003	$1,690,057

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	(Unaudited) September 26, 2010	June 27, 2010
CURRENT LIABILITIES:
Accounts Payable	$142,308	$171,495
Short-Term Debt	3,000	3,000
Current Maturity of Long-Term Debt	201,068	203,460
Accrued Liabilities	150,055	185,556

Total Current Liabilities	496,431	563,511

OTHER LIABILITIES:
Accrued Pension Cost	272,600	274,737
Accrued Employee Benefits	23,114	23,006
Accrued Postretirement Health Care Obligation	130,574	135,978
Other Long-Term Liabilities	42,600	42,248

Total Other Liabilities	468,888	475,969

SHAREHOLDERS’ INVESTMENT:
Common Stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	77,045	80,353
Retained Earnings	1,077,192	1,090,843
Accumulated Other Comprehensive Loss	(311,850)	(318,709)
Treasury Stock at cost, 7,523 and 7,793 shares, respectively	(195,282)	(202,489)

Total Shareholders’ Investment	647,684	650,577

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,613,003	$1,690,057

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009
NET SALES	$334,116	$324,608

COST OF GOODS SOLD	272,122	272,218

Gross Profit	61,994	52,390

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	70,456	60,793

Loss from Operations	(8,462)	(8,403)

INTEREST EXPENSE	(5,157)	(6,476)

OTHER INCOME, Net	1,435	1,290

Loss Before Credit for Income Taxes	(12,184)	(13,589)

CREDIT FOR INCOME TAXES	(4,070)	(4,902)

NET LOSS	$(8,114)	$(8,687)

EARNINGS (LOSS) PER SHARE DATA -

Average Shares Outstanding	49,665	49,593

Basic Earnings (Loss) Per Share	$(0.16)	$(0.18)

Diluted Average Shares Outstanding	49,665	49,593

Diluted Earnings (Loss) Per Share	$(0.16)	$(0.18)

CASH DIVIDENDS PER SHARE	$0.11	$0.11

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	September 26, 2010	September 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,114)	$(8,687)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and Amortization	15,501	16,152
Stock Compensation Expense	5,498	4,187
Loss on Disposition of Plant and Equipment	360	145
Benefit for Deferred Income Taxes	(3,011)	(2,402)
Loss of Unconsolidated Affiliates	(890)	(613)
Dividends Received from Unconsolidated Affiliates	3,250	3,500
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	93,877	78,955
Increase in Inventories	(107,887)	(68,452)
Decrease in Other Current Assets	10,465	7,939
Decrease in Accounts Payable and Accrued Liabilities	(63,281)	(18,297)
Changes in Accrued Pension	3,071	(1,136)
Other, Net	(4,326)	572

Net Cash (Used) Provided by Operating Activities	(55,487)	11,863

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(9,391)	(6,969)
Proceeds Received on Sale of Plant and Equipment	33	163
Other, Net	—	(144)

Net Cash Used by Investing Activities	(9,358)	(6,950)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (Repayments) Borrowings on Notes Payable and Long-Term Debt	(2,500)	4,750

Net Cash (Used) Provided by Financing Activities	(2,500)	4,750

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,516)	461

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(68,861)	10,124
CASH AND CASH EQUIVALENTS, Beginning	116,554	15,992

CASH AND CASH EQUIVALENTS, Ending	$47,693	$26,116

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

Earnings (Loss) Per Share

The calculation of earnings per share for common stock below excludes the income attributable to the unvested share units from the numerator and excludes the dilutive impact of those units from the denominator.

Shares outstanding used to compute diluted earnings per share for the quarter ended September 26, 2010 excluded approximately 273,000 shares for restricted and deferred stock and outstanding options to purchase approximately 4,500,000 shares of common stock as their inclusion would have been anti-dilutive. Shares outstanding used to compute diluted earnings per share for the quarter ended September 27, 2009 excluded approximately 226,000 shares for restricted and deferred stock and outstanding options to purchase approximately 4,100,000 shares of common stock, as their inclusion would have been anti-dilutive.

Information on earnings (loss) per share is as follows (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Net Loss	$(8,114)	$(8,687)
Less: Dividends Attributable to Unvested Shares	(70)	(74)

Net Loss available to Common Shareholders	$(8,184)	$(8,761)

Average Shares of Common Stock Outstanding	49,665	49,593
Diluted Average Shares of Common Stock Outstanding	49,665	49,593

Basic Earnings (Loss) Per Share	$(0.16)	$(0.18)
Diluted Earnings (Loss) Per Share	$(0.16)	$(0.18)

Comprehensive Loss

Comprehensive loss is a more inclusive financial reporting method that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. Comprehensive loss is defined as net loss and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive loss is as follows (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended
	September 26, 2010	September 27, 2009
Net Loss	$(8,114)	$(8,687)

Cumulative Translation Adjustments	9,224	6,159

Unrealized Loss on Derivative Instruments	(6,838)	(415)

Unrecognized Pension and Postretirement Obligation	4,472	2,464

Total Comprehensive Loss	$(1,256)	$(479)

The components of Accumulated Other Comprehensive Loss are as follows (in thousands):

	September 26, 2010	June 27, 2010
Cumulative Translation Adjustments	$13,196	$3,972

Unrealized Gain on Derivative Instruments	1,661	8,499

Unrecognized Pension and Postretirement Obligation	(326,707)	(331,180)

Accumulated Other Comprehensive Loss	$(311,850)	$(318,709)

Investments

The investments caption represents the Company’s investment in its 30% and 50% owned joint ventures. Such investments are accounted for under the equity method of accounting. As of September 26, 2010 and June 27, 2010, the Company’s investment in these joint ventures totaled $17.9 million and $19.7 million, respectively.

On June 28, 2010, the Company adopted new amendments included within Accounting Standards Codification Topic 810 (ASC 810) that, among other changes, revised the approach to determine the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. The amendments replaced the existing quantitative approach for identifying the primary beneficiary with a qualitative approach. The determination of the primary beneficiary, the party that must consolidate the VIE, was amended to reflect the party that has the power to direct the activities that most economically affect the entity.

As of June 28, 2010 and subsequently, the Company evaluated all entities that fall within the scope of the amended ASC 810, including the Company’s investments in joint ventures, to determine whether consolidation of these entities was required. As a result of this evaluation, the Company is not required to consolidate any of its joint ventures.

Derivative Instruments & Hedging Activity

Derivatives are recorded on the Condensed Consolidated Balance Sheets as assets or liabilities, measured at fair value. The Company enters into derivative contracts designated as cash flow hedges to manage certain foreign currency and commodity exposures.

Changes in the fair value of cash flow hedges to manage the Company’s foreign currency exposure are recorded on the Consolidated Condensed Statements of Operations or as a component of Accumulated Other Comprehensive Loss. The amounts included in Accumulated Other Comprehensive Loss are reclassified into income when the forecasted transactions occur. These forecasted transactions represent the exporting of products for which the Company will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Condensed Statements of Operations. These instruments generally do not have a maturity of more than twenty-four months.

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

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges up to 100% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss if the forward purchase contracts are deemed to be effective. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Condensed Statements of Operations. Unrealized gains or losses associated with the forward purchase contracts are captured in inventory costs and are realized in the income statement when sales of inventory are made. These instruments generally do not have a maturity of more than twenty-four months.

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

As of September 26, 2010, the Company had the following outstanding derivative contracts (in thousands):

Contract		Quantity
Foreign Currency:
Australian Dollar	Sell	39,426	AUD
Canadian Dollar	Sell	14,000	CAD
Euro	Sell	70,000	EUR
Japanese Yen	Buy	625,000	JPY
Commodity:
Copper	Buy	125	Pounds
Natural Gas	Buy	16,364	Therms

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As of September 26, 2010, the Company’s derivative contracts had the following impact on the Consolidated Condensed Balance Sheet and the Consolidated Condensed Statement of Income (in thousands):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign currency contracts	Other Current Assets	$8,453	Accrued Liabilities	$1,244
Foreign currency contracts	Other Long-Term Assets, Net	—	Other Long-Term Liabilities	268
Commodity contracts	Other Current Assets	77	Accrued Liabilities	2,223
Commodity contracts	Other Long-Term Assets, Net	—	Other Long-Term Liabilities	1,143

		$8,530		$4,878

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
Foreign currency contracts - sell	$3,701	Net Sales	$1,297
Foreign currency contracts - buy	(5)	Cost of Goods Sold	(331)
Commodity contracts	(2,035)	Cost of Goods Sold	(313)

	$1,661		$653

The entire $1.7 million gain detailed above that is currently recognized in Other Comprehensive Loss is expected to be reclassified into the earnings within the next twelve months.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009 [1]
NET SALES:
Engines	$205,048	$205,943
Power Products	168,154	165,848
Inter-Segment Eliminations	(39,086)	(47,183)

Total *	$334,116	$324,608

* International sales included in net sales based on product shipment destination	$117,849	$96,787

GROSS PROFIT ON SALES:
Engines	$42,464	$35,447
Power Products	17,502	22,970
Inter-Segment Eliminations	2,028	(6,027)

Total	$61,994	$52,390

INCOME (LOSS) FROM OPERATIONS:
Engines	$(5,533)	$(4,865)
Power Products	(4,957)	2,489
Inter-Segment Eliminations	2,028	(6,027)

Total	$(8,462)	$(8,403)

[1]

Prior year amounts have been reclassified to conform to current year presentation. These adjustments relate to the sale of certain products through our foreign subsidiaries that had been reported within the Engines Segment, but are now reported in the Power Products Segment. These adjustments align our segment reporting with current management responsibilities.

Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Three Months Ended
	September 26, 2010	September 27, 2009
Beginning Balance	$41,945	$42,044
Payments	(7,737)	(9,487)
Provision for Current Year Warranties	6,979	6,593
Adjustment to Prior Years' Warranties	14	—

Ending Balance	$41,201	$39,150

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Assets Held for Sale

On July 1, 2009 the Company announced a plan to close its Jefferson and Watertown, WI manufacturing facilities in fiscal 2010. At September 26, 2010 and at June 27, 2010, the Company had $4.0 million included in Assets Held for Sale in its Consolidated Balance Sheets consisting of certain assets related to the Jefferson, WI production facility. Prior to the closure, the facility manufactured all portable generator and pressure washer products marketed and sold by the Company within its Power Products Segment.

Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $5.5 million and $4.2 million for the quarters ended September 26, 2010 and September 27, 2009, respectively.

Pension and Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Components of Net Periodic (Income) Expense:
Service Cost	$3,665	$2,722	$126	$194
Interest Cost on Projected Benefit Obligation	14,202	15,223	1,839	2,792
Expected Return on Plan Assets	(19,285)	(20,246)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost	765	778	(982)	(230)
Actuarial Loss	4,477	893	2,782	2,569

Net Periodic (Income) Expense	$3,826	$(628)	$3,765	$5,325

The Company expects to make benefit payments of approximately $2.2 million attributable to its non-qualified pension plans during fiscal 2011. During the first quarter of fiscal 2011, the Company made payments of approximately $0.8 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $23.9 million for its other postretirement benefit plans during fiscal 2011. During the first quarter of fiscal 2011, the Company made payments of $7.6 million for its other postretirement benefit plans.

The Company is not required to make any contributions to the qualified pension plan during fiscal 2011, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Income Taxes

As of June 27, 2010, the Company had $19.1 million of gross unrecognized tax benefits. Of this amount, $11.1 million represents the portion that, if recognized, would impact the effective tax rate. As of June 27, 2010, the Company had $5.9 million accrued for the payment of interest and penalties. For the three months ended September 26, 2010, the Company recorded an increase in the tax reserve of $0.1 million. The increase relates to interest rate adjustments year to date. Over the next twelve months it is possible that we will settle global tax examinations, which could decrease the amount of unrecognized tax benefits. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlements, the amount of the unrecognized tax benefits cannot be reasonably estimated at this time.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company files income tax returns in the U.S. and various state and foreign jurisdictions and is regularly audited by federal, state and foreign tax authorities. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before 2009. The Company is currently under audit by various state and foreign jurisdictions. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations before 1999.

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

In June 2009, the FASB issued new guidance that changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This standard was effective for the Company’s first quarter of fiscal 2011, with no material impact on the Company’s financial statements.

In April 2009, the FASB issued an update that requires disclosure about the fair value of financial instruments whenever summarized financial information for interim periods is issued, and requires disclosure of the fair value of all financial instruments (where practicable) in the body or accompanying notes of interim and annual financial statements. This update was effective for the Company’s first quarter of fiscal 2010, with no material impact on the Company’s financial statements.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 26, 2010 (in thousands):

		Fair Value Measurement Using
	September 26, 2010	Level 1	Level 2	Level 3
Assets:
Derivatives	$8,530	$8,453	$77	$—
Liabilities:
Derivatives	$4,878	$1,511	$3,367	$—

Commitments and Contingencies

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines (“Horsepower Class Actions”). The Horsepower Class Actions sought to certify unfair trade practice and common law claims for separate classes of all persons in each of the 50 states, Puerto Rico and the District of Columbia who purchased a lawnmower containing a gasoline combustion engine up to 30 horsepower from 1994 to the present. In addition, the complaints sought injunctive relief, compensatory and punitive damages, attorneys’ fees and included nationwide federal antitrust and RICO claims. On December 5, 2008, the Multidistrict Litigation Panel coordinated and transferred the cases to Judge Adelman of the United States District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999).

On January 27, 2009, Judge Adelman entered a stay of all litigation so that the parties could conduct mediation in an effort to resolve all outstanding litigation. On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that resolves all of the Horsepower Class Actions. Other parties to the Settlement are Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Holdings Corporation, Deere & Company, Tecumseh Products Company, The Toro Company, Electrolux Home Products, Inc. and Husqvarna Outdoor Products, Inc. (now known as Husqvarna Consumer Outdoor Products, N.A., Inc.) (collectively with the Company referred to below as the “Settling Defendants”). All other defendants settled all claims separately. The Settlement resolves all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On August 16, 2010, Judge Adelman issued a final order approving the Settlement as well as the settlements of all other defendants. Judge Adelman’s opinion found all settlements to be in good faith and dismissed the claims of all class members with prejudice. Prior to the time for filing appeals expired, one class member filed a motion to modify or amend Judge Adelman’s final approval order. This motion was denied on October 28, 2010. In August and September 2010, several class members filed a Notice of Appeal of Judge Adelman’s final approval order to the United States Court of Appeals for the Seventh Circuit. Those appeals are still currently pending. Under the terms of the Settlement, the balance of settlement funds will not be due, and the one-year warranty extension program will not begin, until all appeals from Judge Adelman’s final approval order are exhausted or otherwise resolved.

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

On March 19, 2010, new plaintiffs filed a complaint in the Ontario Superior Court of Justice in Canada (Robert Foster et al. v. Sears Canada, Inc. et al., Docket No. 766-2010). On May 3, 2010, other plaintiffs filed a complaint in the Montreal Superior Court in Canada (Eric Liverman, et al. v. Deere & Company, et al., Docket No. 500-06-000507-109). Both Canadian complaints contain allegations and seek relief under Canadian law that are similar to the Horsepower Class Actions. The Company is evaluating the complaints and has not yet filed an answer or other responsive pleading to either one.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company’s right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees’ insurance coverage, restitution with interest (if applicable) and attorneys’ fees and costs. The Company has moved to dismiss the complaint and believes the changes are within its rights.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

Separate Financial Information of Subsidiary Guarantor of Indebtedness

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

	September 26, 2010 Carrying Amount	Maximum Guarantee
8.875% Senior Notes, due March 15, 2011	$201,068	$201,264

Revolving Credit Facility, expiring July 12, 2012	$—	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of September 26, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$411,464	$367,885	$242,598	$(186,829)	$835,118
Investment in Subsidiaries	680,600	—	—	(680,600)	—
Noncurrent Assets	478,400	285,622	49,312	(35,449)	777,885

	$1,570,464	$653,507	$291,910	$(902,878)	$1,613,003

Current Liabilities	$530,425	$40,763	$112,072	$(186,829)	$496,431
Other Long-Term Obligations	392,355	75,475	36,507	(35,449)	468,888
Shareholders’ Investment	647,684	537,269	143,331	(680,600)	647,684

	$1,570,464	$653,507	$291,910	$(902,878)	$1,613,003

BALANCE SHEET

As of June 27, 2010

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$495,891	$369,714	$210,764	$(170,726)	$905,643
Investment in Subsidiaries	677,242	—	—	(677,242)	—
Noncurrent Assets	484,868	284,749	47,399	(32,602)	784,414

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

Current Liabilities	$607,295	$37,530	$89,412	$(170,726)	$563,511
Other Long-Term Obligations	400,129	74,868	33,573	(32,602)	475,969
Shareholders’ Investment	650,577	542,065	135,177	(677,242)	650,577

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS

For the Three Months Ended September 26, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$192,692	$150,472	$70,109	$(79,157)	$334,116
Cost of Goods Sold	156,572	137,958	56,749	(79,157)	272,122

Gross Profit	36,120	12,514	13,360	—	61,994
Engineering, Selling, General and Administrative Expenses	42,456	17,345	10,655	—	70,456
Equity in Loss from Subsidiaries	802	—	—	(802)	—

Income (Loss) from Operations	(7,138)	(4,831)	2,705	802	(8,462)
Interest Expense	(5,104)	(20)	(33)	—	(5,157)
Other Income, Net	1,044	138	253	—	1,435

Income (Loss) before Income Taxes	(11,198)	(4,713)	2,925	802	(12,184)
Provision (Credit) for Income Taxes	(3,084)	(1,645)	659	—	(4,070)

Net Income (Loss)	$(8,114)	$(3,068)	$2,266	$802	$(8,114)

STATEMENT OF OPERATIONS

For the Three Months Ended September 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$191,233	$145,219	$59,997	$(71,841)	$324,608
Cost of Goods Sold	169,362	130,398	44,299	(71,841)	272,218

Gross Profit	21,871	14,821	15,698	—	52,390
Engineering, Selling, General and Administrative Expenses	34,756	16,030	10,007	—	60,793
Equity in Income from Subsidiaries	(4,105)	—	—	4,105	—

Income (Loss) from Operations	(8,780)	(1,209)	5,691	(4,105)	(8,403)
Interest Expense	(6,389)	(27)	(60)	—	(6,476)
Other Income (Expense), Net	1,299	89	(98)	—	1,290

Income (Loss) before Income Taxes	(13,870)	(1,147)	5,533	(4,105)	(13,589)
Provision (Credit) for Income Taxes	(5,183)	(396)	677	—	(4,902)

Net Income (Loss)	$(8,687)	$(751)	$4,856	$(4,105)	$(8,687)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 26, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(44,152)	$(20,984)	$18,662	$(9,013)	$(55,487)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(7,078)	(2,049)	(264)	—	(9,391)
Cash Paid for Acquisition, Net of Cash Received	—	—	—	—	—
Proceeds Received on Sale of Plant and Equipment	8	25	—	—	33
Cash Investment in Subsidiary	(92)	—	—	92	—

Net Cash Used by Investing Activities	(7,162)	(2,024)	(264)	92	(9,358)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Notes Payable and Long-Term Debt	(36,218)	23,141	1,564	9,013	(2,500)
Capital Contributions Received	—	—	92	(92)	—

Net Cash Provided (Used) by Financing Activities	(36,218)	23,141	1,656	8,921	(2,500)

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	(1,516)	—	(1,516)

Net Increase (Decrease) in Cash and Cash Equivalents	(87,532)	133	18,538	—	(68,861)
Cash and Cash Equivalents, Beginning	100,880	3,675	11,999	—	116,554

Cash and Cash Equivalents, Ending	$13,348	$3,808	$30,537	$—	$47,693

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Three Months Ended September 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$17,645	$(9,435)	$9,898	$(6,245)	$11,863

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(4,602)	(1,976)	(391)	—	(6,969)
Proceeds Received on Sale of Plant and Equipment	156	1	6	—	163
Cash Investment in Subsidiary	(2,021)	—	613	1,408	—
Other, net	(144)	—	—	—	(144)

Net Cash Provided (Used) by Investing Activities	(6,611)	(1,975)	228	1,408	(6,950)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Notes Payable and Long-Term Debt	(12,036)	10,765	(224)	6,245	4,750
Capital Contributions Received	—	—	1,408	(1,408)	—

Net Cash Provided (Used) by Financing Activities	(12,036)	10,765	1,184	4,837	4,750

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	461	—	461

Net Increase (Decrease) in Cash and Cash Equivalents	(1,002)	(645)	11,771	—	10,124
Cash and Cash Equivalents, Beginning	1,541	1,301	13,150	—	15,992

Cash and Cash Equivalents, Ending	$539	$656	$24,921	$—	$26,116

In prior periods the Company reported eliminations of intercompany gross profit and other income (expense) in the Eliminations column within the “Separate Financial Information of Subsidiary Guarantor of Indebtedness” footnote. Under accounting principles generally accepted in the United States applicable to equity method accounting, these amounts should be reflected in the Briggs & Stratton Corporation (the “Parent”) column. In the current period the Company has revised these disclosures to reflect the elimination of intercompany gross profit and other income (expense) within the Parent column. The impact of the revision for the three months ended September 27, 2009 was a decrease of $4.5 million to income (loss) from operations of the Parent column. The offsetting impact was to the Eliminations column. The Company considers these revisions to be immaterial to the Separate Financial Information of Subsidiary Guarantor of Indebtedness as a whole.

The aforementioned revisions also affected the Statements of Cash Flows for the Parent column and the Eliminations column. The Parent column net cash provided (used) by operating activities increased by $0.2 million for the three-month period ended September 27, 2009. The Parent column net cash provided (used) by investing activities decreased by $0.2 million for the three-month period ended September 27, 2009. The offsetting impact was to the Eliminations column. The Company considers these revisions to be immaterial to the Separate Financial Information of Subsidiary Guarantors of Indebtedness as a whole.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Subsequent Events

On October 21, 2010, the Company announced the ratification of a three-year collective bargaining agreement between the Company and one of its unions covering approximately 430 jobs in the Milwaukee, WI area. These employees continued working without a contract since the previous collective bargaining agreement had expired on August 1, 2010.

On October 25, 2010, the Company announced a planned reduction in salaried employees. The Company expects to recognize an expense of approximately $4.0 million in the second fiscal quarter of 2011 as a result of employee termination costs.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the first quarter of fiscal 2011 were $334.1 million, an increase of $9.5 million or 2.9% when compared to the same period a year ago.

First quarter fiscal 2011 net sales for the Engines Segment were $205.0 million versus $205.9 million in fiscal 2010, a decrease of $0.9 million or 0.4%. This decrease from the same quarter last year is primarily due to a reduction in intercompany sales of engines to our Power Products Segment due to lower sales and production of pressure washers and portable generators, offset by an increase in international engine unit volumes to European and Asian original equipment manufacturers (OEMs).

First quarter fiscal 2011 Power Products Segment net sales were $168.2 million, a $2.3 million or 1.4% increase from the first quarter of fiscal 2010. The improvement in sales compared to the same quarter last year primarily resulted from increased unit shipment volumes of lawn and garden products, offset by reduced shipment volumes of pressure washers and portable generators as retailers reduce their inventories in these categories.

GROSS PROFIT MARGIN

The consolidated gross profit margin improved to 18.6% in the first quarter of fiscal 2011 from 16.1% in the same period last year.

Engines Segment gross profit margin increased to 20.7% in the first quarter of fiscal 2011 from 17.2% in the first quarter of fiscal 2010. This improvement was primarily due to improved absorption of fixed manufacturing costs as engines produced increased 9% over the prior year first quarter.

The Power Products Segment gross profit margin decreased to 10.4% for the first quarter of fiscal 2011 from 13.9% in the first quarter of fiscal 2010. This decline between years resulted from higher manufacturing spending including transition costs from the closure of our Jefferson, WI manufacturing facility and lower absorption primarily related to the decreased production of portable generators and pressure washers.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $70.5 million in the first quarter of fiscal 2011, an increase of $9.7 million or 15.9% from the first quarter of fiscal 2010. The increase is due to higher salaries and benefits expenses that include a $1.8 million net increase in pension and other postretirement benefits as well as an increase in salaries and 401(k) company match benefits of $2.2 million, which have been fully restored since being temporarily reduced early in the first quarter of fiscal 2010.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2011 was $5.2 million compared to the $6.5 million in fiscal 2010. This decrease is attributable to lower average outstanding borrowings.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

The effective tax rate for the fiscal 2011 first quarter was 33.4%, or a benefit of $4.1 million, versus 36.1%, or a benefit of $4.9 million, in the first quarter last year. The effective tax rate benefit for the first quarter of fiscal 2011 was lower than the 2010 period because 2010 included the favorable tax impact of the settlement of audits. The effective tax rate for the full year is projected to be in a range of 32% to 35%.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities in the first quarter of fiscal 2011 was $55.5 million compared to the $11.9 million cash provided by operating activities in the first quarter of fiscal 2010. This change was primarily attributable to $67.0 million greater working capital requirements compared to the first quarter of fiscal 2010, which was primarily due to a $45.0 million increase in accounts payable and accrued liabilities and a $39.4 million increase in inventory, partially offset by a $14.9 million reduction in accounts receivable.

Cash used by investing activities was $9.4 million and $7.0 million in the first quarters of fiscal 2011 and fiscal 2010, respectively. The $2.4 million increase was primarily the result of higher purchases of plant and equipment compared to the first quarter of last year.

Cash used by financing activities was $2.5 million in the first quarter of fiscal 2011 compared to cash provided by financing activities of $4.8 million in the first quarter of fiscal 2010, respectively. This decrease is attributable to less net borrowings since working capital needs were funded primarily from cash on hand.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used proceeds from the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of September 26, 2010, there were no borrowings on the Revolver.

The 8.875% Senior Notes that are due in March 2011 have been classified as Current Maturity of Long-Term Debt in the Consolidated Condensed Balance Sheet at September 26, 2010. The Company believes it will be able to replace these borrowings with new financing at or prior to the maturity date of the Senior Notes. In the unlikely event the Company is unable to replace these borrowings with new financing upon the maturity of the Senior Notes, we believe that the availability within our existing Revolver will be sufficient to pay off the outstanding Senior Notes.

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

The Revolver and the 8.875% Senior Notes contain restrictive covenants as described in Note 9 of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K. As of the end of the first quarter of fiscal 2011, the Company was in compliance with these covenants.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 26, 2010, filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 26, 2010, filing of the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 26, 2010 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes since the August 26, 2010, filing of the Company’s Annual Report on Form 10-K.

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

ITEM 1A. RISK FACTORS

There have been no material changes since the August 26, 2010, filing of the Company’s Annual Report on Form 10-K.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.5	Briggs & Stratton Corporation Summary of Director Compensation, adopted by the Board of Directors on October 20, 2010 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION (Registrant)

Date: November 3, 2010	/S/ DAVID J. RODGERS
David J. Rodgers Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.5	Briggs & Stratton Corporation Summary of Director Compensation, adopted by the Board of Directors on October 20, 2010 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.