Form 10-Q
period 2010-12-26
BRIGGS & STRATTON CORP
filed 2011-02-02
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2010

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Yes  ☐    No   ☒    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 28, 2011
COMMON STOCK, par value $0.01 per share	50,334,811 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	(Unaudited) December 26, 2010	June 27, 2010
CURRENT ASSETS:
Cash and Cash Equivalents	$31,481	$116,554
Accounts Receivable, Net	246,051	286,426
Inventories -
Finished Products and Parts	416,652	278,922
Work in Process	130,641	114,483
Raw Materials	9,180	6,941

Total Inventories	556,473	400,346

Deferred Income Tax Asset	52,299	41,138
Assets Held for Sale	4,000	4,000
Prepaid Expenses and Other Current Assets	33,383	57,179

Total Current Assets	923,687	905,643

OTHER ASSETS:
Goodwill	254,186	252,975
Investments	16,724	19,706
Deferred Loan Costs, Net	5,386	525
Other Intangible Assets, Net	89,964	90,345
Long-Term Deferred Income Tax Asset	64,819	72,492
Other Long-Term Assets, Net	9,385	10,608

Total Other Assets	440,464	446,651

PLANT AND EQUIPMENT:
Cost	995,949	979,898
Less - Accumulated Depreciation	665,705	642,135

Total Plant and Equipment, Net	330,244	337,763

TOTAL ASSETS	$1,694,395	$1,690,057

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	(Unaudited) December 26, 2010	June 27, 2010
CURRENT LIABILITIES:
Accounts Payable	$157,408	$171,495
Short-Term Debt	3,000	3,000
Current Maturity on Long-Term Debt	—	203,460
Accrued Liabilities	161,745	185,556

Total Current Liabilities	322,153	563,511

OTHER LIABILITIES:
Accrued Pension Cost	270,092	274,737
Accrued Employee Benefits	23,117	23,006
Accrued Postretirement Health Care Obligation	126,586	135,978
Other Long-Term Liabilities	25,250	42,248
Long-Term Debt	280,000	—

Total Other Liabilities	725,045	475,969

SHAREHOLDERS’ INVESTMENT:
Common Stock -
Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	79,590	80,353
Retained Earnings	1,070,360	1,090,843
Accumulated Other Comprehensive Loss	(308,097)	(318,709)
Treasury Stock at cost, 7,522 and 7,793 shares, respectively	(195,235)	(202,489)

Total Shareholders’ Investment	647,197	650,577

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,694,395	$1,690,057

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
NET SALES	$450,324	$393,049	$784,440	$717,656
COST OF GOODS SOLD	372,003	322,399	644,125	594,616

Gross Profit	78,321	70,650	140,315	123,040
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	74,559	60,339	145,015	121,132

Income (Loss) from Operations	3,762	10,311	(4,700)	1,908
INTEREST EXPENSE	(9,008)	(7,179)	(14,165)	(13,655)
OTHER INCOME, Net	1,637	1,137	3,073	2,427

Income (Loss) Before Income Taxes	(3,609)	4,269	(15,792)	(9,320)
PROVISION (CREDIT) FOR INCOME TAXES	(2,357)	1,244	(6,427)	(3,658)

NET INCOME (LOSS)	$(1,252)	$3,025	$(9,365)	$(5,662)

EARNINGS (LOSS) PER SHARE DATA
Average Shares Outstanding	49,702	49,595	49,666	49,594

Basic Earnings (Loss) Per Share	$(0.03)	$0.06	$(0.19)	$(0.12)

Diluted Average Shares Outstanding	49,702	50,040	49,666	49,594

Diluted Earnings (Loss) Per Share	$(0.03)	$0.06	$(0.19)	$(0.12)

CASH DIVIDENDS PER SHARE	$0.11	$0.11	$0.22	$0.22

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	December 26, 2010	December 27, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(9,365)	$(5,662)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and Amortization	31,080	32,265
Stock Compensation Expense	8,003	5,359
Loss on Disposition of Plant and Equipment	690	1,013
Benefit for Deferred Income Taxes	(3,909)	(6,216)
Earnings of Unconsolidated Affiliates	(2,331)	(1,460)
Dividends Received from Unconsolidated Affiliates	6,880	4,005
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	42,214	44,779
Increase in Inventories	(154,005)	(118,127)
Decrease in Other Current Assets	11,897	10,271
(Decrease) Increase in Accounts Payable and Accrued Liabilities	(54,860)	10,296
Other, Net	(4,944)	(1,802)

Net Cash Used by Operating Activities	(128,650)	(25,279)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(21,341)	(15,592)
Proceeds Received on Sale of Plant and Equipment	52	172
Other, Net	—	(144)

Net Cash Used by Investing Activities	(21,289)	(15,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	55,000	69,415
Proceeds from Long-Term Debt Financing	225,000	—
Deferred Loan Costs	(4,994)	—
Repayments on Long-Term Debt	(203,698)	(16,483)
Dividends Paid	(5,537)	(5,500)

Net Cash Provided by Financing Activities	65,771	47,432

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(905)	328

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,073)	6,917
CASH AND CASH EQUIVALENTS, Beginning	116,554	15,992

CASH AND CASH EQUIVALENTS, Ending	$31,481	$22,909

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. General Information

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

2. New Accounting Pronouncements

In June 2009, the FASB issued new guidance that changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This standard was effective for the Company’s first quarter of fiscal 2011. As of June 28, 2010 and subsequently, the Company evaluated all entities that fall within the scope of this new guidance, including the Company’s investments in joint ventures, to determine whether consolidation of these entities was required. As a result of this evaluation, the Company has determined that it is not required to consolidate any of its joint ventures.

3. Assets Held for Sale

On July 1, 2009 the Company announced a plan to close its Jefferson and Watertown, WI manufacturing facilities in fiscal 2010. At December 26, 2010 and at June 27, 2010, the Company had $4.0 million included in Assets Held for Sale in its Consolidated Balance Sheets consisting of certain assets related to the Jefferson, WI production facility. Prior to the closure, the facility manufactured all portable generator and pressure washer products marketed and sold by the Company within its Power Products Segment.

4. Earnings (Loss) Per Share

The calculation of earnings per share for common stock below excludes the income attributable to the unvested share units from the numerator and excludes the dilutive impact of those units from the denominator.

Shares outstanding used to compute diluted earnings per share for the three months ended December 26, 2010 excluded approximately 385,000 shares of restricted and deferred stock and outstanding options to purchase approximately 4,900,000 shares of common stock, as their inclusion would have been anti-dilutive. Shares outstanding used to compute diluted earnings per share for the six months ended December 26, 2010 excluded approximately 362,000 shares of restricted and deferred stock and outstanding options to purchase approximately 4,700,000 shares of common stock, as their inclusion would have been anti-dilutive. Shares outstanding used to compute diluted earnings per share for the three months ended December 27, 2009 excluded outstanding options to purchase approximately 4,600,000 shares of common stock because the options’ exercise price was greater than the average market price of the common shares. Shares outstanding used to compute diluted earnings per share for the six months ended December 27, 2009 excluded approximately 346,000 shares for restricted and deferred stock and outstanding options to purchase approximately 4,400,000 shares of common stock as their inclusion would have been anti-dilutive.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings (loss) per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

Net Income (Loss)	$(1,252)	$3,025	$(9,365)	$(5,662)
Less: Dividends Attributable to Unvested Shares	(112)	(74)	(182)	(149)

Net Income (Loss) available to Common Shareholders	$(1,364)	$2,951	$(9,547)	$(5,811)

Average Shares of Common Stock Outstanding	49,702	49,595	49,666	49,594
Diluted Average Shares of Common Stock Outstanding	49,702	50,040	49,666	49,594

Basic Earnings (Loss) Per Share	$(0.03)	$0.06	$(0.19)	$(0.12)
Diluted Earnings (Loss) Per Share	$(0.03)	$0.06	$(0.19)	$(0.12)

5. Comprehensive Income

Comprehensive income is a more inclusive financial reporting method that includes certain financial information that has not been recognized in the calculation of net income. Comprehensive income is defined as net income and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009
Net Income (Loss)	$(1,252)	$3,025	$(9,365)	$(5,662)
Cumulative Translation Adjustments	1,283	(1,184)	10,508	4,975
Unrealized Gain (Loss) on Derivative Instruments, net of tax	(1,474)	3,430	(8,312)	3,015
Unrecognized Pension & Postretirement Obligation, net of tax	3,944	2,464	8,416	4,928

Total Comprehensive Income	$2,501	$7,735	$1,247	$7,256

The components of Accumulated Other Comprehensive Loss, net of tax, are as follows (in thousands):

	December 26, 2010	June 27, 2010
Cumulative Translation Adjustments	$14,480	$3,972
Unrealized Loss on Derivative Instruments	187	8,499
Unrecognized Pension & Postretirement Obligation	(322,764)	(331,180)

Accumulated Other Comprehensive Loss	$(308,097)	$(318,709)

6. Investments

Investments represent the Company’s investment in its 30% and 50% owned joint ventures. Such investments are accounted for under the equity method of accounting. As of December 26, 2010 and June 27, 2010, the Company’s investment in these joint ventures totaled $16.7 million and $19.7 million, respectively.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As of June 28, 2010 and subsequently, the Company evaluated all entities that fall within the scope of the amended ASC 810, including the Company’s investments in joint ventures, to determine whether consolidation of these entities was required. As a result of this evaluation, the Company has determined that it is not required to consolidate any of its joint ventures.

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

Components of Net Periodic (Income) Expense:
Service Cost	$3,121	$2,914	$117	$120
Interest Cost on Projected Benefit Obligation	14,143	15,149	1,707	2,840
Expected Return on Plan Assets	(19,202)	(20,264)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	765	756	(757)	(230)
Actuarial Loss	4,408	693	2,359	2,534

Net Periodic (Income) Expense	$3,237	$(750)	$3,426	$5,264

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009	December 26, 2010	December 27, 2009

Components of Net Periodic (Income) Expense:
Service Cost	$6,787	$5,636	$243	$314
Interest Cost on Projected Benefit Obligation	28,344	30,372	3,546	5,632
Expected Return on Plan Assets	(38,487)	(40,510)	—	—
Amortization of:
Transition Obligation	4	4	—	—
Prior Service Cost (Credit)	1,530	1,534	(1,739)	(460)
Actuarial Loss	8,885	1,586	5,141	5,103

Net Periodic (Income) Expense	$7,063	$(1,378)	$7,191	$10,589

The Company expects to make benefit payments of approximately $2.8 million attributable to its non-qualified pension plans during fiscal 2011. During the first six months of fiscal 2011, the Company made payments of approximately $1.4 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $25.9 million for its other postretirement benefit plans during fiscal 2011. During the first six months of fiscal 2011, the Company made payments of $14.2 million for its other postretirement benefit plans.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company is not required to make any contributions to the qualified pension plan during fiscal 2011, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

8. Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting period. Stock based compensation expense was $2.6 million and $8.0 million for the quarter and six months ended December 26, 2010, respectively. For the quarter and six months ended December 27, 2009, stock based compensation expense was $1.2 million and $5.4 million, respectively. Included in stock based compensation expense for the quarter ended December 26, 2010 was an expense of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards. The modification of the awards was made in connection with the Company’s previously announced organization changes that involved a planned reduction of salaried employees during the quarter ended December 26, 2010. The Company also recorded expenses of approximately $2.2 million for severance and other related employee separation costs associated with the reduction.

9. Derivative Instruments & Hedging Activity

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

As of December 26, 2010, the Company had the following outstanding derivative contracts (in thousands):

Contract		Quantity
Foreign Currency:
Australian Dollar	Sell	36,185	AUD
Canadian Dollar	Sell	10,000	CAD
Euro	Sell	74,000	EUR
Japanese Yen	Buy	675,000	JPY
Commodity:
Copper	Buy	75	Pounds
Natural Gas	Buy	15,417	Therms

As of December 26, 2010 and for the six months then ended, the Company’s derivative contracts had the following impact on the Consolidated Condensed Balance Sheet and the Consolidated Condensed Statements of Operations (in thousands):

	Asset Derivatives
	Balance Sheet Location	Fair Value
		December 26, 2010	June 27, 2010
Foreign currency contracts	Other Current Assets	$9,129	$16,440
Commodity contracts	Other Current Assets	94	34
Foreign currency contracts	Other Long-Term Assets, Net	—	1,478
Commodity contracts	Other Long-Term Assets, Net	—	—

		$9,223	$17,952

	Liability Derivatives
	Balance Sheet Location	Fair Value
		December 26, 2010	June 27, 2010
Foreign currency contracts	Accrued Liabilities	$3,163	$296
Commodity contracts	Accrued Liabilities	2,210	1,377
Foreign currency contracts	Other Long-Term Liabilities	135	—
Commodity contracts	Other Long-Term Liabilities	848	728

		$6,356	$2,401

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Loss on Derivatives (Effective Portion)		(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	December 26, 2010	June 27, 2010		December 26, 2010	December 27, 2009
Foreign currency contracts - sell	$2,036	$(7)	Net Sales	$1,761	$(3,674)
Foreign currency contracts - buy	31	9,771	Cost of Goods Sold	(452)	363
Commodity contracts	(1,880)	(1,265)	Cost of Goods Sold	(1,136)	(1,777)

	$187	$8,499		$173	$(5,088)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The entire $0.2 million gain detailed above that is currently recognized in Accumulated Other Comprehensive Loss is expected to be reclassified into the earnings within the next twelve months.

10. Fair Value Measurements

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 26, 2010 and June 27, 2010 (in thousands):

		Fair Value Measurement Using
	December 26, 2010	Level 1	Level 2	Level 3
Assets:
Derivatives	$9,223	$9,129	$94	$—
Liabilities:
Derivatives	$6,356	$3,298	$3,058	$—

		Fair Value Measurement Using
	June 27, 2010	Level 1	Level 2	Level 3
Assets:
Derivatives	$17,952	$17,918	$34	$—
Liabilities:
Derivatives	$2,401	$296	$2,105	$—

11. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Six Months Ended
	December 26, 2010	December 27, 2009
Beginning Balance	$41,945	$42,044
Payments	(13,275)	(16,724)
Provision for Current Year Warranties	13,631	14,513
Other Adjustments	130	(1,523)

Ending Balance	$42,431	$38,310

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

12. Income Taxes

As of June 27, 2010, the Company had $19.1 million of gross unrecognized tax benefits. Of this amount, $11.1 million represents the portion that, if recognized, would impact the effective tax rate. As of June 27, 2010, the Company had $5.9 million accrued for the payment of interest and penalties. For the first six months ended December 26, 2010, the Company recorded an increase in the tax reserve of $0.1 million. The increase relates to interest rate adjustments year to date. Over the next twelve months it is possible that the Company will settle global tax examinations, which could decrease the amount of unrecognized tax benefits. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlements, the amount of the unrecognized tax benefits cannot be reasonably estimated at this time.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions and is regularly audited by federal, state and foreign tax authorities. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before 2009. The Company is currently under audit by various state and foreign jurisdictions. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations before 2000.

13. Commitments and Contingencies

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

As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. The Settling Defendants as a group agreed to pay an aggregate amount of $51 million. However, the monetary contribution of the amount of each of the Settling Defendants is confidential. In addition, the Company, along with the other Settling Defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge.

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

As a result of the pending Settlement, the Company recorded a total charge of $30.6 million in the third quarter of fiscal year 2010 representing the total of the Company’s monetary portion of the Settlement and the estimated costs of extending the warranty period for one year. The timing of payments required as a result of the Settlement is expected to be within the next twelve months.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

14. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 26, 2010	December 27, 2009 [1]	December 26, 2010	December 27, 2009 [1]

NET SALES:
Engines	$297,827	$260,053	$503,441	$465,995
Power Products	186,361	164,885	353,949	330,733
Inter-Segment Eliminations	(33,864)	(31,889)	(72,950)	(79,072)

Total *	$450,324	$393,049	$784,440	$717,656

* International sales included in net sales based on product shipment destination	$208,610	$163,507	$326,459	$260,293

GROSS PROFIT ON SALES:
Engines	$68,546	$57,078	$111,205	$92,525
Power Products	12,084	16,318	29,391	39,288
Inter-Segment Eliminations	(2,309)	(2,746)	(281)	(8,773)

Total	$78,321	$70,650	$140,315	$123,040

INCOME (LOSS) FROM OPERATIONS:
Engines	$20,186	$16,944	$14,849	$12,079
Power Products	(14,115)	(3,887)	(19,268)	(1,398)
Inter-Segment Eliminations	(2,309)	(2,746)	(281)	(8,773)

Total	$3,762	$10,311	$(4,700)	$1,908

[1]

Prior year amounts have been reclassified to conform to current year presentation. These adjustments relate to the sale of certain products through our foreign subsidiaries that had been reported within the Engines Segment, but are now reported in the Power Products Segment. These adjustments align our segment reporting with current management responsibilities.

15. Debt and Separate Financial Information of Subsidiary Guarantor of Indebtedness

In December 2010, the Company issued $225 million of 6.875% Senior Notes due December 15, 2020. The net proceeds of the offering were primarily used to redeem the outstanding principal of the 8.875% Senior Notes due March 15, 2011. In connection with the refinancing and the issuance of the new Senior Notes, the Company incurred approximately $5.0 million in new deferred financing costs, which are being amortized over the life of the new Senior Notes using the effective interest method. In addition, at the time of the refinancing the Company expensed approximately $3.7 million associated with the make-whole terms of the 8.875% Senior Notes, $0.1 million in remaining deferred financing costs and $0.1 million of original issue discount. These amounts are included in interest expense in the Consolidated Statements of Operations.

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

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of December 26, 2010, the Company was in compliance with these covenants.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Under the terms of the Company’s 6.875% Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC is the joint and several guarantor of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	December 26, 2010 Carrying Amount	Maximum Guarantee
6.875% Senior Notes, due December 15, 2020	$225,000	$225,000
Revolving Credit Facility, expiring July 12, 2012	$55,000	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of December 26, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$479,056	$367,041	$254,801	$(177,211)	$923,687
Investment in Subsidiaries	669,415	—	—	(669,415)	—
Non-Current Assets	470,499	285,671	49,247	(34,709)	770,708

	$1,618,970	$652,712	$304,048	$(881,335)	$1,694,395

Current Liabilities	$298,887	$74,176	$99,400	$(150,310)	$322,153
Long-Term Debt	305,574	(18,822)	20,149	(26,901)	280,000
Other Long-Term Obligations	367,312	77,035	35,407	(34,709)	445,045
Shareholders’ Investment	647,197	520,323	149,092	(669,415)	647,197

	$1,618,970	$652,712	$304,048	$(881,335)	$1,694,395

BALANCE SHEET

As of June 27, 2010

	Briggs & Stratton Corp oration	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$495,891	$369,714	$210,764	$(170,726)	$905,643
Investment in Subsidiaries	677,242	—	—	(677,242)	—
Noncurrent Assets	484,868	284,749	47,399	(32,602)	784,414

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

Current Liabilities	$607,295	$37,530	$89,412	$(170,726)	$563,511
Other Long-Term Obligations	400,129	74,868	33,573	(32,602)	475,969
Shareholders’ Investment	650,577	542,065	135,177	(677,242)	650,577

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS

For the Three Months Ended December 26, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$285,078	$144,890	$90,036	$(69,680)	$450,324
Cost of Goods Sold	228,169	142,724	70,790	(69,680)	372,003

Gross Profit	56,909	2,166	19,246	—	78,321
Engineering, Selling, General and Administrative Expenses	42,500	19,231	12,828	—	74,559
Equity in Loss from Subsidiaries	5,687	—	—	(5,687)	—

Income (Loss) from Operations	8,722	(17,065)	6,418	5,687	3,762
Interest Expense	(8,953)	(17)	(38)	—	(9,008)
Other Income, Net	773	175	689	—	1,637

Income (Loss) before Income Taxes	542	(16,907)	7,069	5,687	(3,609)
Provision (Credit) for Income Taxes	1,794	(5,999)	1,848	—	(2,357)

Net Income (Loss)	$(1,252)	$(10,908)	$5,221	$5,687	$(1,252)

STATEMENT OF OPERATIONS

For the Three Months Ended December 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$254,624	$133,612	$69,297	$(64,484)	$393,049
Cost of Goods Sold	205,612	127,832	53,439	(64,484)	322,399

Gross Profit	49,012	5,780	15,858	—	70,650
Engineering, Selling, General and Administrative Expenses	34,458	16,264	9,617	—	60,339
Equity in Loss from Subsidiaries	1,760	—	—	(1,760)	—

Income (Loss) from Operations	12,794	(10,484)	6,241	1,760	10,311
Interest Expense	(7,115)	(24)	(40)	—	(7,179)
Other Income, Net	1,003	29	105	—	1,137

Income (Loss) before Income Taxes	6,682	(10,479)	6,306	1,760	4,269
Provision (Credit) for Income Taxes	3,657	(3,781)	1,368	—	1,244

Net Income (Loss)	$3,025	$(6,698)	$4,938	$1,760	$3,025

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS

For the Six Months Ended December 26, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$477,770	$295,362	$160,145	$(148,837)	$784,440
Cost of Goods Sold	384,741	280,682	127,539	(148,837)	644,125

Gross Profit	93,029	14,680	32,606	—	140,315
Engineering, Selling, General and Administrative Expenses	84,956	36,576	23,483	—	145,015
Equity in Loss from Subsidiaries	6,489	—	—	(6,489)	—

Income (Loss) from Operations	1,584	(21,896)	9,123	6,489	(4,700)
Interest Expense	(14,057)	(37)	(71)	—	(14,165)
Other Income, Net	1,818	313	942	—	3,073

Income (Loss) before Income Taxes	(10,655)	(21,620)	9,994	6,489	(15,792)
Provision (Credit) for Income Taxes	(1,290)	(7,644)	2,507	—	(6,427)

Net Income (Loss)	$(9,365)	$(13,976)	$7,487	$6,489	$(9,365)

STATEMENT OF OPERATIONS

For the Six Months Ended December 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$445,856	$278,831	$129,294	$(136,325)	$717,656
Cost of Goods Sold	374,975	258,229	97,737	(136,325)	594,616

Gross Profit	70,881	20,602	31,557	—	123,040
Engineering, Selling, General and Administrative Expenses	69,214	32,294	19,624	—	121,132
Equity in Earnings from Subsidiaries	(2,345)	—	—	2,345	—

Income (Loss) from Operations	4,012	(11,692)	11,933	(2,345)	1,908
Interest Expense	(13,505)	(51)	(99)	—	(13,655)
Other Income, Net	2,303	117	7	—	2,427

Income (Loss) before Income Taxes	(7,190)	(11,626)	11,841	(2,345)	(9,320)
Provision (Credit) for Income Taxes	(1,528)	(4,176)	2,046	—	(3,658)

Net Income (Loss)	$(5,662)	$(7,450)	$9,795	$(2,345)	$(5,662)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 26, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(87,292)	$(42,444)	$6,752	$(5,666)	$(128,650)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(15,933)	(4,141)	(1,267)	—	(21,341)
Cash Paid for Acquisition, Net of Cash Received	—	—	—	—	—
Proceeds Received on Sale of Plant and Equipment	14	27	11	—	52
Cash Investment in Subsidiary	(92)	—	—	92	—

Net Cash Used by Investing Activities	(16,011)	(4,114)	(1,256)	92	(21,289)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	15,944	44,875	9,817	5,666	76,302
Deferred Loan Costs	(4,994)				(4,994)
Dividends Paid	(5,537)	—	—	—	(5,537)
Capital Contributions Received	—	—	92	(92)	—

Net Cash Provided by Financing Activities	5,413	44,875	9,909	5,574	65,771

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	(905)	—	(905)

Net Increase (Decrease) in Cash and Cash Equivalents	(97,890)	(1,683)	14,500	—	(85,073)
Cash and Cash Equivalents, Beginning	100,880	3,675	11,999	—	116,554

Cash and Cash Equivalents, Ending	$2,990	$1,992	$26,499	$—	$31,481

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Six Months Ended December 27, 2009

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$5,457	$(18,979)	$(8,661)	$(3,096)	$(25,279)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(8,296)	(5,500)	(1,796)	—	(15,592)
Proceeds Received on Sale of Plant and Equipment	158	2	12	—	172
Cash Investment in Subsidiary	(9,519)	—	613	8,906	—
Other, net	(144)	—	—	—	(144)

Net Cash Used by Investing Activities	(17,801)	(5,498)	(1,171)	8,906	(15,564)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	21,467	26,248	2,121	3,096	52,932
Dividends Paid	(5,500)	—	—	—	(5,500)
Capital Contributions Received	—	—	8,906	(8,906)	—

Net Cash Provided by Financing Activities	15,967	26,248	11,027	(5,810)	47,432

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	328	—	328

Net Increase in Cash and Cash Equivalents	3,623	1,771	1,523	—	6,917
Cash and Cash Equivalents, Beginning	1,541	1,301	13,150	—	15,992

Cash and Cash Equivalents, Ending	$5,164	$3,072	$14,673	$—	$22,909

In prior periods the Company reported eliminations of intercompany gross profit and other income (expense) in the Eliminations column within the “Separate Financial Information of Subsidiary Guarantor of Indebtedness” footnote. Under accounting principles generally accepted in the United States applicable to equity method accounting, these amounts should be reflected in the Briggs & Stratton Corporation (the “Parent”) column. In the current period the Company has revised these disclosures to reflect the elimination of intercompany gross profit and other income (expense) within the Parent column. The impact of the revision for the three and six months ended December 27, 2009 was a decrease of $4.7 million and $9.1 million to net income (loss) of the Parent column, respectively. The offsetting impact was to the Eliminations column. The Company considers these revisions to be immaterial to the Separate Financial Information of Subsidiary Guarantor of Indebtedness as a whole.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

SALES

Consolidated net sales for the second quarter of fiscal 2011 were $450.3 million, an increase of $57.3 million or 14.6% when compared to the same period a year ago.

Second quarter fiscal 2011 net sales for the Engines Segment were $297.8 million, a $37.8 million or 14.5% increase from the second quarter of fiscal 2010. This increase from the same quarter last year is primarily due to higher international engine shipments to European and Asian OEMs, partially offset by slightly lower sales domestically as U.S. OEMs and retailers continue to focus on lean inventory levels prior to the spring selling season.

Second quarter fiscal 2011 Power Products Segment net sales were $186.4 million, a $21.5 million or 13.0% increase from the second quarter of fiscal 2010. This improvement was due primarily to increased unit shipment volumes of snow throwers, ZTRs and pressure washers, offset by reduced shipment volumes of portable generators as a result of lower consumer demand.

Consolidated net sales for the first six months of fiscal 2011 were $784.4 million, an increase of $66.8 million or 9.3% when compared to the same period a year ago.

Engines Segment net sales for the first six months of fiscal 2011 were $503.4 million, a $37.5 million or 8.0% increase compared to the first six months of fiscal 2010. This increase from the same period last year is primarily due to higher international engine shipments to European and Asian OEMs, partially offset by lower engine sales domestically and a reduction of intercompany sales of engines to our Power Products segment due to lower sales and production of pressure washers and portable generators.

Power Products Segment net sales for the first six months of fiscal 2011 were $353.9 million, a $23.2 million or 7.0% increase compared to the first six months of fiscal 2010. This improvement was due primarily to increased unit shipment volumes of snow throwers and ZTRs, offset by reduced shipment volumes of pressure washers and portable generators as a result of lower consumer demand and retailers closely managing inventories in these categories.

GROSS PROFIT MARGIN

The consolidated gross profit margin was 17.4% in the second quarter of fiscal 2011, down from 18.0% in the same period last year.

The Engines Segment gross profit margin increased to 23.0% in the second quarter of fiscal 2011 from 21.9% in the second quarter of fiscal 2010. This improvement was primarily due to favorable product mix and slightly increased engine pricing, partially offset by higher material costs and increased salaries and benefits including a $2.2 million increase in pension benefits expense.

The Power Products Segment gross profit margin decreased to 6.5% for the second quarter of fiscal 2011 from 9.9% in the second quarter of fiscal 2010. The decline between years is due to higher manufacturing spending and lower absorption primarily related to a 59% decrease in production of portable generators. The higher manufacturing spending is attributed to higher material costs, manufacturing inefficiencies in launching new products, increased warranty expense, and increased freight expense.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The consolidated gross profit margin for the first six months of fiscal 2011 improved to 17.9% from 17.1% in the first six months of fiscal 2010.

The Engines Segment gross profit margin increased to 22.1% for the first six months of fiscal 2011 from 19.9% in the first six months of fiscal 2010. This improvement was primarily due to slightly increased engine pricing and improved production, partially offset by higher freight expense and increased salaries and benefits. The increase in salaries and benefits includes a $4.9 million increase in pension benefits expense and $2.2 million attributed to temporary reductions in salaries and 401(k) match implemented in the first half of fiscal 2010.

The Power Products Segment gross profit margin decreased to 8.3% for the first six months of fiscal 2011 from 11.9% in the first six months of fiscal 2010. This decline between years resulted from higher manufacturing spending, lower absorption primarily related to the decreased production of portable generators and pressure washers, as well as increased expenses related to salaries and benefits. The increase in manufacturing spending relates to transition costs from the closure of our Jefferson manufacturing facility, higher material costs, manufacturing inefficiencies in launching new products, increased warranty expense, and increased freight expense. The increase in salaries and benefits includes $0.8 million attributable to temporary reductions in salaries and 401(k) match implemented in the first half of fiscal 2010.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $74.6 million in the second quarter of fiscal 2011, an increase of $14.2 million or 23.6% from the second quarter of fiscal 2010. The increase is due to higher salaries and benefits expenses that include a $1.8 million increase in pension benefits expense as well as $3.3 million of severance and other related employee separation costs associated with a planned reduction of salaried employees during the second quarter ended December 26, 2010.

Engineering, selling, general and administrative expenses were $145.0 million for the first six months of fiscal 2011, an increase of $23.9 million or 19.7% from the first six months of fiscal 2010. The increase is due to higher salaries and benefits expenses that include a $3.5 million increase in pension benefits expense, increased salaries and 401(k) company match benefits of $2.2 million, which have been fully restored since being temporarily reduced early in the second quarter of fiscal 2010, as well as $3.3 million of severance and other related employee separation costs associated with a planned reduction of salaried employees during the second quarter ended December 26, 2010.

INTEREST EXPENSE

Interest expense was higher for the second quarter and the first six months of fiscal 2011 due to a $3.9 million redemption premium on the 8.875% Senior Notes and the write off of related deferred financing costs, partially offset by lower average outstanding borrowings.

PROVISION FOR INCOME TAXES

The second quarter and first six months effective tax rate benefit for fiscal 2011 was 65.3% and 40.7%, respectively, versus the 29.1% effective tax rate and 39.2% effective tax rate benefit in the same respective periods last year. The increase in the second quarter of fiscal 2011 effective tax rate benefit over the prior year was the result of recognizing the benefit of the research & development credit, which was extended by federal tax legislature enacted on December 17, 2010.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities was $128.7 million and $25.3 million in the first six months of fiscal 2011 and fiscal 2010, respectively. This change was primarily attributable to approximately $102.0 million greater working capital requirements compared to the first six months of fiscal 2010, which was primarily due to a $65.2 million decrease in accounts payable and accrued liabilities and a $35.9 million increase in inventory.

Cash used by investing activities was $21.3 million and $15.6 million in the first six months of fiscal 2011 and fiscal 2010, respectively. The $5.7 million increase was primarily the result of higher purchases of plant and equipment compared to the first six months of last year.

Cash provided by financing activities was $65.8 million and $47.4 million in the first six months of fiscal 2011 and fiscal 2010, respectively. The increase is primarily due to the issuance of $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020 during the second quarter of fiscal 2011, the net proceeds of which were primarily used to redeem the $203.7 million outstanding principal amount of the 8.875% Senior Notes due March 15, 2011. The Company incurred $5.0 million of deferred financing costs in connection with the issuance of the 6.875% Senior Notes.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

In December 2010, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 2020. Net proceeds were primarily used to redeem the remaining outstanding principal of the 8.875% Senior Notes due March 2011.

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used proceeds from the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of December 26, 2010, there were borrowings of $55.0 million on the Revolver.

Briggs & Stratton expects capital expenditures to be approximately $60 million in fiscal 2011. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

The Company is not required to make any contributions to the qualified pension plan during fiscal 2011, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund Briggs & Stratton’s operating and capital requirements for the foreseeable future.

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of December 26, 2010, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2011.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 26, 2010 filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 26, 2010 filing of the Company’s Annual Report on Form 10-K, other than the issuance of $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020 during the second quarter of fiscal 2011, the net proceeds of which were primarily used to redeem the $203.7 million outstanding principal amount of the 8.875% Senior Notes due March 15, 2011.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions; the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; and other factors disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q.

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

ITEM 1A. RISK FACTORS

There have been no material changes since the August 26, 2010, filing of the Company’s Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1	Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A dated December 15, 2010 and incorporated herein by reference)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K/A dated December 15, 2010 and incorporated herein by reference)

10.1	Underwriting Agreement, dated December 15, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters named therein (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 15, 2010 and incorporated herein by reference)

10.5	Briggs & Stratton Corporation Summary of Director Compensation, adopted by the Board of Directors on January 26, 2011 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: February 2, 2011	/s/ David J. Rodgers
David J. Rodgers
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

4.1	Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K/A dated December 15, 2010 and incorporated herein by reference)

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee (filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K/A dated December 15, 2010 and incorporated herein by reference)

10.1	Underwriting Agreement, dated December 15, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several underwriters named therein (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated December 15, 2010 and incorporated herein by reference)

10.5	Briggs & Stratton Corporation Summary of Director Compensation, adopted by the Board of Directors on January 26, 2011 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2010 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.