Form 10-Q
period 2011-03-27
BRIGGS & STRATTON CORP
filed 2011-05-04
CIK 14195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Yes ☐ No ☒	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2011
COMMON STOCK, par value $0.01 per share	50,429,063 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS

	(Unaudited) March 27, 2011	June 27, 2010
CURRENT ASSETS:
Cash and Cash Equivalents	$42,816	$116,554
Accounts Receivable, Net	478,004	286,426
Inventories -
Finished Products and Parts	334,178	278,922
Work in Process	123,996	114,483
Raw Materials	7,388	6,941

Total Inventories	465,562	400,346

Deferred Income Tax Asset	48,485	41,138
Assets Held for Sale	4,000	4,000
Prepaid Expenses and Other Current Assets	15,382	57,179

Total Current Assets	1,054,249	905,643

OTHER ASSETS:
Goodwill	253,681	252,975
Investments	18,368	19,706
Deferred Loan Costs, Net	5,156	525
Other Intangible Assets, Net	89,561	90,345
Long-Term Deferred Income Tax Asset	63,969	72,492
Other Long-Term Assets, Net	9,293	10,608

Total Other Assets	440,028	446,651

PLANT AND EQUIPMENT:
Cost	1,005,088	979,898
Less - Accumulated Depreciation	677,676	642,135

Total Plant and Equipment, Net	327,412	337,763

TOTAL ASSETS	$1,821,689	$1,690,057

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	(Unaudited) March 27, 2011	June 27, 2010
CURRENT LIABILITIES:
Accounts Payable	$223,912	$171,495
Short-Term Debt	3,000	3,000
Current Maturity on Long-Term Debt	—	203,460
Accrued Liabilities	171,683	185,556

Total Current Liabilities	398,595	563,511

OTHER LIABILITIES:
Accrued Pension Cost	267,761	274,737
Accrued Employee Benefits	23,178	23,006
Accrued Postretirement Health Care Obligation	122,481	135,978
Other Long-Term Liabilities	26,855	42,248
Long-Term Debt	280,000	—

Total Other Liabilities	720,275	475,969

SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	79,039	80,353
Retained Earnings	1,116,303	1,090,843
Accumulated Other Comprehensive Loss	(299,302)	(318,709)
Treasury Stock at cost, 7,467 and 7,793 shares, respectively	(193,800)	(202,489)

Total Shareholders’ Investment	702,819	650,577

TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,821,689	$1,690,057

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2011	March 28, 2010	March 27, 2011	March 28, 2010
NET SALES	$720,333	$694,575	$1,504,773	$1,412,231
COST OF GOODS SOLD	570,784	554,093	1,214,910	1,148,709

Gross Profit	149,549	140,482	289,863	263,522
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	70,997	71,394	216,012	192,526
LITIGATION SETTLEMENT	—	30,600	—	30,600

Income from Operations	78,552	38,488	73,851	40,396
INTEREST EXPENSE	(4,513)	(7,323)	(18,679)	(20,979)
OTHER INCOME, Net	2,207	1,860	5,280	4,287

Income Before Income Taxes	76,246	33,025	60,452	23,704
PROVISION FOR INCOME TAXES	24,725	8,952	18,298	5,293

NET INCOME	$51,521	$24,073	$42,154	$18,411

EARNINGS PER SHARE DATA
Average Shares Outstanding	49,726	49,597	49,672	49,595

Basic Earnings Per Share	$1.03	$0.48	$0.85	$0.37

Diluted Average Shares Outstanding	50,465	50,060	50,243	49,987

Diluted Earnings Per Share	$1.02	$0.48	$0.84	$0.36

CASH DIVIDENDS PER SHARE	$0.11	$0.11	$0.33	$0.33

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	March 27,	March 28,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$42,154	$18,411
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and Amortization	46,550	48,629
Stock Compensation Expense	8,773	6,155
Loss on Disposition of Plant and Equipment	1,353	1,656
Benefit for Deferred Income Taxes	(690)	(4,195)
Earnings of Unconsolidated Affiliates	(3,879)	(2,466)
Dividends Received from Unconsolidated Affiliates	6,980	4,005
Change in Operating Assets and Liabilities:
Increase in Accounts Receivable	(187,030)	(175,159)
(Increase) Decrease in Inventories	(63,030)	20,474
Decrease in Other Current Assets	12,970	12,363
Increase in Accounts Payable and Accrued Liabilities	43,165	56,631
Other, Net	(7,659)	(3,014)

Net Cash Used by Operating Activities	(100,343)	(16,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(32,507)	(24,816)
Proceeds Received on Sale of Plant and Equipment	82	209
Other, Net	—	(144)

Net Cash Used by Investing Activities	(32,425)	(24,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	55,000	105,355
Proceeds from Long-Term Debt Financing	225,000	—
Deferred Loan Costs	(4,994)	—
Repayments on Long-Term Debt	(203,698)	(41,483)
Dividends Paid	(11,074)	(11,001)
Stock Option Exercise Proceeds and Tax Benefits	790	—

Net Cash Provided by Financing Activities	61,024	52,871

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,994)	265

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,738)	11,875
CASH AND CASH EQUIVALENTS, Beginning	116,554	15,992

CASH AND CASH EQUIVALENTS, Ending	$42,816	$27,867

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair statement of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The year-end condensed balance sheet data was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton Corporation (the Company), adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature.

Interim results are not necessarily indicative of results for a full year. The information included in these consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

2. New Accounting Pronouncements

In June 2009, the FASB issued new guidance that changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This standard was effective for the Company’s first quarter of fiscal 2011. As of June 28, 2010 and subsequently, the Company evaluated all entities that fall within the scope of this new guidance, including the Company’s investments in joint ventures, to determine whether consolidation of these entities was required. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Assets Held for Sale

On July 1, 2009 the Company announced a plan to close its Jefferson and Watertown, WI manufacturing facilities in fiscal 2010. At March 27, 2011 and at June 27, 2010, the Company had $4.0 million included in Assets Held for Sale in its Consolidated Balance Sheets consisting of certain assets related to the Jefferson, WI production facility. Prior to the closure, the facility manufactured all portable generator and pressure washer products marketed and sold by the Company within its Power Products Segment.

4. Earnings Per Share

The Company computes earnings per share using the two-class method, an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s unvested grants of restricted stock and deferred stock awards contain non-forfeitable rights to dividends (whether paid or unpaid), which are required to be treated as participating securities and included in the computation of basic earnings per share.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010

Net Income	$51,521	$24,073	$42,154	$18,411
Less: Dividends Attributable to Unvested Shares	(69)	(74)	(181)	(222)

Net Income available to Common Shareholders	$51,452	$23,999	$41,973	$18,189

Average Shares of Common Stock Outstanding	49,726	49,597	49,672	49,595
Diluted Average Shares of Common Stock Outstanding	50,465	50,060	50,243	49,987

Basic Earnings Per Share	$1.03	$0.48	$0.85	$0.37
Diluted Earnings Per Share	$1.02	$0.48	$0.84	$0.36

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Options to Purchase Shares of Common Stock (in thousands)	2,637	3,796	3,960	3,666
Weighted Average Exercise Price of Options Excluded	$32.64	$30.68	$28.35	$31.06

5. Comprehensive Income

Comprehensive income is a more inclusive financial reporting method that includes certain financial information that has not been recognized in the calculation of net income. Comprehensive income is defined as net income and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010
Net Income	$51,521	$24,073	$42,154	$18,411
Cumulative Translation Adjustments	6,331	(3,735)	16,839	1,241
Unrealized Gain (Loss) on Derivative Instruments, Net of tax	(1,757)	3,801	(10,069)	6,817
Unrecognized Pension & Postretirement Obligation, Net of tax	4,221	2,463	12,637	7,389

Total Comprehensive Income	$60,316	$26,602	$61,561	$33,858

The components of Accumulated Other Comprehensive Loss, net of tax, are as follows (in thousands):

	March 27,	June 27,
	2011	2010
Cumulative Translation Adjustments	$20,811	$3,972
Unrealized Gain (Loss) on Derivative Instruments	(1,570)	8,499
Unrecognized Pension & Postretirement Obligation	(318,543)	(331,180)

Accumulated Other Comprehensive Loss	$(299,302)	$(318,709)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

6. Investments

Investments represent the Company’s unconsolidated investments in its 30% and 50% owned joint ventures. Such investments are accounted for under the equity method of accounting. As of March 27, 2011 and June 27, 2010, the Company’s investment in these joint ventures totaled $18.4 million and $19.7 million, respectively.

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010

Components of Net Periodic (Income) Expense:
Service Cost	$3,367	$2,815	$121	$157
Interest Cost on Projected Benefit Obligation	14,172	15,186	1,787	2,816
Expected Return on Plan Assets	(19,244)	(20,255)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	765	767	(872)	(230)
Actuarial Loss	4,443	793	2,566	2,551

Net Periodic (Income) Expense	$3,505	$(692)	$3,602	$5,294

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010	2011	2010

Components of Net Periodic (Income) Expense:
Service Cost	$10,143	$8,452	$364	$471
Interest Cost on Projected Benefit Obligation	42,517	45,558	5,333	8,448
Expected Return on Plan Assets	(57,731)	(60,766)	—	—
Amortization of:
Transition Obligation	6	6	—	—
Prior Service Cost (Credit)	2,294	2,301	(2,611)	(690)
Actuarial Loss	13,328	2,378	7,707	7,654

Net Periodic (Income) Expense	$10,557	$(2,071)	$10,793	$15,883

The Company expects to make benefit payments of approximately $2.8 million attributable to its non-qualified pension plans during fiscal 2011. During the first nine months of fiscal 2011, the Company made payments of approximately $2.0 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $25.9 million for its other postretirement benefit plans during fiscal 2011. During the first nine months of fiscal 2011, the Company made payments of $20.3 million for its other postretirement benefit plans.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company is not required to make any contributions to the qualified pension plan during fiscal 2011, but may be required to make contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

8. Stock Incentives

Stock based compensation is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. Stock based compensation expense was $0.8 million and $8.8 million for the quarter and nine months ended March 27, 2011, respectively. Stock based compensation expense was $0.8 million and $6.2 million for the three and nine months ended March 28, 2010, respectively. Included in stock based compensation expense for the nine months ended March 27, 2011 was an expense of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards. The modification of the awards was made in connection with the Company’s previously announced organization changes that involved a planned reduction of salaried employees during the second quarter of fiscal 2011. The Company also recorded expenses of approximately $2.2 million for severance and other related employee separation costs associated with the reduction.

9. Derivative Instruments & Hedging Activity

Derivatives are recorded on the Condensed Consolidated Balance Sheets as assets or liabilities, measured at fair value. The Company enters into derivative contracts designated as cash flow hedges to manage certain foreign currency and commodity exposures.

Changes in the fair value of cash flow hedges to manage the Company’s foreign currency exposure are recorded on the Consolidated Condensed Statements of Operations or as a component of Accumulated Other Comprehensive Loss (AOCI). The amounts included in Accumulated Other Comprehensive Loss are reclassified into income when the forecasted transactions occur. These forecasted transactions represent the exporting of products for which the Company will receive foreign currency and the importing of products for which it will be required to pay in a foreign currency. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Condensed Statements of Operations. These instruments generally do not have a maturity of more than twenty-four months.

The Company manages its exposure to fluctuation in the cost of natural gas used by its operating facilities through participation in a third party managed dollar cost averaging program linked to NYMEX futures. As a participant in the program, the Company hedges up to 100% of its anticipated monthly natural gas usage along with a pool of other companies. The Company does not hold any actual futures contracts, and actual delivery of natural gas is not required of the participants in the program. Cash settlements occur on a monthly basis based on the difference between the average dollar price of the underlying NYMEX futures held by the third party and the actual price of natural gas paid by the Company in the period. The fair value of the underlying NYMEX futures is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheets. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss, which are reclassified into the Consolidated Condensed Statements of Operations as the actual natural gas is consumed. These contracts generally do not have a maturity of more than twenty-four months.

The Company manages its exposure to fluctuations in the cost of copper to be used in manufacturing by entering into forward purchase contracts designated as cash flow hedges. The Company hedges up to 100% of its anticipated copper usage, and the fair value of outstanding future contracts is reflected as an asset or liability on the accompanying Consolidated Condensed Balance Sheet based on NYMEX prices. Changes in fair value are reflected as a Component of Accumulated Other Comprehensive Loss if the forward purchase contracts are deemed to be effective and are reclassified into the Consolidated Condensed Statements of Operations as the sales of the underlying inventory are made. Changes in the fair value of all derivatives deemed to be ineffective are recorded as either income or expense in the accompanying Consolidated Condensed Statements of Operations. These instruments generally do not have a maturity of more than twenty-four months.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of March 27, 2011 and June 27, 2010, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		March 27,	June 27,
		2011	2010
Foreign Currency:
Australian Dollar	Sell	6,266	4,500
Australian Dollar	Buy	18,892	19,636
Canadian Dollar	Sell	8,300	12,100
Euro	Sell	56,500	91,609
Japanese Yen	Buy	750,000	650,000
Commodity:
Copper (Pounds)	Buy	50	350
Natural Gas (Therms)	Buy	12,604	16,547

The location and fair value of derivative instruments reported in the Consolidated Condensed Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	March 27,	June 27,
	2011	2010
Foreign currency contracts
Other Current Assets	$1,520	$16,440
Other Long-Term Assets, Net	18	1,478
Accrued Liabilities	(2,922)	(296)
Other Long-Term Liabilities	(212)	—
Commodity contracts
Other Current Assets	71	34
Other Long-Term Assets, Net	—	—
Accrued Liabilities	(1,576)	(1,377)
Other Long-Term Liabilities	(168)	(728)

	$(3,269)	$15,551

The effect of derivatives designated as hedging instruments on the Consolidated Condensed Statements of Operations is as follows:

	Three months ended March 27, 2011
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts - sell	$(2,726)	Net Sales	$2,863	$—
Foreign currency contracts - buy	147	Cost of Goods Sold	(1,653)	—
Commodity contracts	830	Cost of Goods Sold	(1,088)	18

	$(1,749)		$122	$18

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three months ended March 28, 2010
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts - sell	$4,754	Net Sales	$48	$—
Foreign currency contracts - buy	44	Cost of Goods Sold	(59)	—
Commodity contracts	(993)	Cost of Goods Sold	(653)	(33)

	$3,805		$(664)	$(33)

	Nine months ended March 27, 2011
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts - sell	$(9,923)	Net Sales	$4,360	$—
Foreign currency contracts - buy	(340)	Cost of Goods Sold	(1,841)	—
Commodity contracts	215	Cost of Goods Sold	(2,217)	50

	$(10,048)		$302	$50

	Nine months ended March 28, 2010
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts - sell	$6,838	Net Sales	$(3,626)	$—
Foreign currency contracts - buy	(185)	Cost of Goods Sold	304	—
Commodity contracts	164	Cost of Goods Sold	(2,430)	144

	$6,817		$(5,752)	$144

During the next twelve months, the amount of the March 27, 2011 Accumulated Other Comprehensive Loss balance that is expected to be reclassified into earnings is expected to be $1.3 million.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Level 3: Significant inputs to the valuation model are unobservable.

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2011 and June 27, 2010 (in thousands):

		Fair Value Measurement Using
	March 27, 2011	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,609	$1,538	$71	$—
Liabilities:
Derivatives	$4,878	$3,134	$1,744	$—

		Fair Value Measurement Using
	June 27, 2010	Level 1	Level 2	Level 3
Assets:
Derivatives	$17,952	$17,918	$34	$—
Liabilities:
Derivatives	$2,401	$296	$2,105	$—

11. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Nine Months Ended
	March 27,	March 28,
	2011	2010
Beginning Balance	$41,945	$42,044
Payments	(21,860)	(24,702)
Provision for Current Year Warranties	25,977	22,963
Changes in Estimates	724	(2,715)

Ending Balance	$46,786	$37,590

12. Income Taxes

As of June 27, 2010, the Company had $19.1 million of gross unrecognized tax benefits. Of this amount, $11.1 million represents the portion that, if recognized, would impact the effective tax rate. As of June 27, 2010, the Company had $5.9 million accrued for the payment of interest and penalties. For the first nine months ended March 27, 2011, the Company recorded an increase in the tax reserve of $0.7 million. The increase relates to legislative law changes, the lapse of applicable statute of limitations, and interest rate adjustments year to date. Over the next twelve months it is possible that we will settle global tax examinations, which could decrease the amount of unrecognized tax benefits. Due to the various jurisdictions in which the Company files tax returns and the uncertainty regarding the timing of the settlements, the amount of the unrecognized tax benefits that are expected to decrease over the next twelve months cannot be reasonably estimated at this time.

The Company’s annual effective tax rate reflects its best estimate of financial operating results and the estimated impact of foreign currency exchange rates. Changes in the mix of pretax income from all tax jurisdictions in which the Company operates will have an impact on the Company’s effective tax rate. The fiscal 2011 estimated annual tax rate is based on the latest tax law changes and includes the US R&D Tax Credit that has been extended.

For the third quarter and first nine months of fiscal 2011 there are discrete items impacting the effective tax rate that include state tax law changes, the resolution of prior period tax matters and the expiration of the statute of limitations for prior tax years. Income tax returns are filed in the U.S., state, and

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2009 and is currently under audit by various state and foreign jurisdictions. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations before fiscal 2000.

13. Commitments and Contingencies

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

On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that resolves all of the Horsepower Class Actions. The Settlement resolves all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant. On August 16, 2010, Judge Adelman issued a final order approving the Settlement as well as the settlements of all other defendants. In August and September 2010, several class members filed a Notice of Appeal of Judge Adelman’s final approval order to the United States Court of Appeals for the Seventh Circuit. All of those appeals were settled as of February 16, 2011 with no additional contribution from the Company.

As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. The settling defendants as a group agreed to pay an aggregate amount of $51 million. However, the monetary contribution of the amount of each of the settling defendants is confidential. In addition, the Company, along with the other settling defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge. Under the terms of the Settlement, the balance of settlement funds were paid, and the one-year warranty extension program began to run, on March 1, 2011. As a result of the Settlement, the Company recorded a total charge of $30.6 million in the third quarter of fiscal year 2010 representing the total of the Company’s monetary portion of the Settlement and the estimated costs of extending the warranty period for one year.

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

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company’s right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees’ insurance coverage, restitution with interest (if applicable) and attorneys’ fees and costs. On April 21, 2011, the district court issued an order granting the Company’s motion to dismiss the complaint. The plaintiffs have until May 19, 2011 to file a motion with the district court to reconsider the dismissal order or until May 23, 2011 to appeal the order to the U.S. Court of Appeals for the Seventh Circuit.

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

14. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27,	March 28,	March 27,	March 28,
	2011	2010 [1]	2011	2010 [1]
NET SALES:
Engines	$503,809	$483,006	$1,007,250	$949,001
Power Products	267,535	255,393	621,484	586,126
Inter-Segment Eliminations	(51,011)	(43,824)	(123,961)	(122,896)

Total *	$720,333	$694,575	$1,504,773	$1,412,231

* International sales included in net sales based on product shipment destination	$217,228	$184,498	$543,687	$444,791

GROSS PROFIT:
Engines	$124,362	$119,836	$235,567	$212,361
Power Products	25,828	18,337	55,219	57,625
Inter-Segment Eliminations	(641)	2,309	(923)	(6,464)

Total	$149,549	$140,482	$289,863	$263,522

INCOME FROM OPERATIONS:
Engines	$77,463	$43,396	$92,312	$55,475
Power Products	1,730	(7,217)	(17,538)	(8,615)
Inter-Segment Eliminations	(641)	2,309	(923)	(6,464)

Total	$78,552	$38,488	$73,851	$40,396

[1]

Prior year amounts have been reclassified to conform to current year presentation. These adjustments relate to the sale of certain products through our foreign subsidiaries that had been reported within the Engines Segment, but are now reported in the Power Products Segment. These adjustments align our segment reporting with current management responsibilities.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

15. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	March 27, 2011	June 27, 2010
Revolving Credit Facility	$55,000	$—
6.875% Senior Notes	225,000	—
8.875% Senior Notes	—	203,460

	$280,000	$203,460

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

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of March 27, 2011, the Company was in compliance with these covenants.

16. Separate Financial Information of Subsidiary Guarantor of Indebtedness

Under the terms of the Company’s 6.875% Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, is the joint and several guarantor of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	March 27, 2011 Carrying Amount	Maximum Guarantee

6.875% Senior Notes, due December 15, 2020	$225,000	$225,000

Revolving Credit Facility, expiring July 12, 2012	$55,000	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET

As of March 27, 2011

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$554,598	$416,804	$265,749	$(182,902)	$1,054,249
Investment in Subsidiaries	676,164	—	—	(676,164)	—
Non-Current Assets	472,059	282,286	50,012	(36,917)	767,440

	$1,702,821	$699,090	$315,761	$(895,983)	$1,821,689

Current Liabilities	$356,236	$104,731	$101,506	$(163,878)	$398,595
Long-Term Debt	283,186	(440)	16,278	(19,024)	280,000
Other Long-Term Obligations	360,580	78,793	37,819	(36,917)	440,275
Shareholders’ Investment	702,819	516,006	160,158	(676,164)	702,819

	$1,702,821	$699,090	$315,761	$(895,983)	$1,821,689

BALANCE SHEET

As of June 27, 2010

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$495,891	$369,714	$210,764	$(170,726)	$905,643
Investment in Subsidiaries	677,242	—	—	(677,242)	—
Noncurrent Assets	484,868	284,749	47,399	(32,602)	784,414

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

Current Liabilities	$607,295	$37,530	$89,412	$(170,726)	$563,511
Other Long-Term Obligations	400,129	74,868	33,573	(32,602)	475,969
Shareholders’ Investment	650,577	542,065	135,177	(677,242)	650,577

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS

For the Three Months Ended As of March 27, 2011

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$475,609	$230,744	$96,985	$(83,005)	$720,333
Cost of Goods Sold	364,609	216,465	72,715	(83,005)	570,784

Gross Profit	111,000	14,279	24,270	—	149,549
Engineering, Selling, General and Administrative Expenses	39,225	18,466	13,306	—	70,997
Equity in Earnings from Subsidiaries	(7,840)	—	—	7,840	—

Income (Loss) from Operations	79,615	(4,187)	10,964	(7,840)	78,552
Interest Expense	(4,452)	(16)	(45)	—	(4,513)
Other Income, Net	1,294	(15)	928	—	2,207

Income (Loss) before Income Taxes	76,457	(4,218)	11,847	(7,840)	76,246
Provision (Credit) for Income Taxes	24,936	(2,273)	2,062	—	24,725

Net Income (Loss)	$51,521	$(1,945)	$9,785	$(7,840)	$51,521

STATEMENT OF OPERATIONS

For the Three Months Ended March 28, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$457,641	$225,366	$82,092	$(70,524)	$694,575
Cost of Goods Sold	347,015	212,773	64,829	(70,524)	554,093

Gross Profit	110,626	12,593	17,263	—	140,482
Engineering, Selling, General and Administrative Expenses	42,877	21,460	7,057	—	71,394
Litigation Settlement	30,600	—	—	—	30,600
Equity in Earnings from Subsidiaries	(3,715)	—	—	3,715	—

Income (Loss) from Operations	40,864	(8,867)	10,206	(3,715)	38,488
Interest Expense	(7,279)	(23)	(21)	—	(7,323)
Other Income (Expense), Net	1,193	(5)	672	—	1,860

Income (Loss) before Income Taxes	34,778	(8,895)	10,857	(3,715)	33,025
Provision (Credit) for Income Taxes	10,705	(3,525)	1,772	—	8,952

Net Income (Loss)	$24,073	$(5,370)	$9,085	$(3,715)	$24,073

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS

For the Nine Months Ended March 27, 2011

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$953,379	$526,106	$257,130	$(231,842)	$1,504,773
Cost of Goods Sold	749,351	497,147	200,254	(231,842)	1,214,910

Gross Profit	204,028	28,959	56,876	—	289,863
Engineering, Selling, General and Administrative Expenses	124,181	55,042	36,789	—	216,012
Equity in Earnings from Subsidiaries	(1,351)	—	—	1,351	—

Income (Loss) from Operations	81,198	(26,083)	20,087	(1,351)	73,851
Interest Expense	(18,510)	(53)	(116)	—	(18,679)
Other Income, Net	3,112	298	1,870	—	5,280

Income (Loss) before Income Taxes	65,800	(25,838)	21,841	(1,351)	60,452
Provision (Credit) for Income Taxes	23,646	(9,917)	4,569	—	18,298

Net Income (Loss)	$42,154	$(15,921)	$17,272	$(1,351)	$42,154

STATEMENT OF OPERATIONS

For the Nine Months Ended March 28, 2010

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$903,497	$504,197	$211,386	$(206,849)	$1,412,231
Cost of Goods Sold	721,990	471,002	162,566	(206,849)	1,148,709

Gross Profit	181,507	33,195	48,820	—	263,522
Engineering, Selling, General and Administrative Expenses	112,091	53,754	26,681	—	192,526
Litigation Settlement	30,600	—	—	—	30,600
Equity in Earnings from Subsidiaries	(6,059)	—	—	6,059	—

Income (Loss) from Operations	44,875	(20,559)	22,139	(6,059)	40,396
Interest Expense	(20,783)	(75)	(121)	—	(20,979)
Other Income, Net	3,496	112	679	—	4,287

Income (Loss) before Income Taxes	27,588	(20,522)	22,697	(6,059)	23,704
Provision (Credit) for Income Taxes	9,177	(7,702)	3,818	—	5,293

Net Income (Loss)	$18,411	$(12,820)	$18,879	$(6,059)	$18,411

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS

For the Nine Months Ended March 27, 2011

(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided (Used) by Operating Activities	$(44,952)	$(57,984)	$16,138	$(13,545)	$(100,343)

Cash Flows from Investing Activities:
Additions to Plant and Equipment	(24,479)	(6,293)	(1,735)	—	(32,507)
Proceeds Received on Sale of Plant and Equipment	17	39	26	—	82
Cash Investment in Subsidiary	2,708	—	(2,800)	92	—

Net Cash Used by Investing Activities	(21,754)	(6,254)	(4,509)	92	(32,425)

Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(6,445)	63,256	5,946	13,545	76,302
Deferred Loan Costs	(4,994)	—	—	—	(4,994)
Dividends Paid	(11,074)	—	—	—	(11,074)
Stock Option Exercise Proceeds and Tax Benefits	790	—	—	—	790
Capital Contributions Received	—	—	92	(92)	—

Net Cash Provided (Used) by Financing Activities	(21,723)	63,256	6,038	13,453	61,024

Effect of Foreign Currency Exchange Rate
Changes on Cash and Cash Equivalents	—	—	(1,994)	—	(1,994)

Net Increase (Decrease) in Cash and Cash Equivalents	(88,429)	(982)	15,673	—	(73,738)
Cash and Cash Equivalents, Beginning	100,880	3,675	11,999	—	116,554

Cash and Cash Equivalents, Ending	$12,451	$2,693	$27,672	$—	$42,816

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

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the third quarter of fiscal 2011 were $720.3 million, an increase of $25.8 million or 3.7% when compared to the same period a year ago.

Engines Segment fiscal 2011 third quarter net sales were $503.8 million, which was $20.8 million or 4.3% higher than the prior year period. This increase from the same quarter last year is primarily due to higher shipment volumes and slightly increased engine pricing, partially offset by an unfavorable mix of product shipped that reflected lower volumes of units used on riding lawn and garden equipment.

Power Products Segment fiscal 2011 third quarter net sales were $267.5 million, which was $12.1 million or 4.8% greater than the prior year period. This improvement was due primarily to increased unit shipment volumes of snow throwers and ZTRs, partially offset by reduced shipment volumes of portable generators as a result of fewer wide spread power outages caused by ice storms.

Consolidated net sales for the first nine months of fiscal 2011 were approximately $1.5 billion, an increase of $92.5 million or 6.6% when compared to the same period a year ago.

Engines Segment net sales for the first nine months of fiscal 2011 were approximately $1.0 billion, which was $58.2 million or 6.1% higher than the prior year period. This increase from the same period last year is primarily due to higher international engine unit shipments to European and Asian OEMs as well as slightly increased engine pricing.

Power Products Segment net sales for the first nine months of fiscal 2011 were $621.5 million, which was $35.4 million or 6.0% greater than the prior year period. This improvement was due primarily to increased unit shipment volumes of snow throwers and ZTRs, partially offset by reduced shipment volumes of pressure washers and portable generators as a result of lower consumer demand and retailers and dealers closely managing inventories in these categories.

GROSS PROFIT PERCENTAGE

The consolidated gross profit percentage was 20.8% in the third quarter of fiscal 2011, up from 20.2% in the same period last year.

The Engines Segment gross profit percentage was 24.7% in the third quarter of fiscal 2011, or slightly lower from 24.8% in the third quarter of fiscal 2010. The change was attributable to higher commodity costs and increased salaries and benefits, including a $2.3 million increase in pension benefits expense, offset by slightly increased engine pricing.

The Power Products Segment gross profit percentage increased to 9.7% for the third quarter of fiscal 2011 from 7.2% in the third quarter of fiscal 2010. The improvement over the prior year period was attributable to increased sales of higher margin products to dealers, decreased manufacturing spending and increased absorption on higher production volumes, partially offset by higher commodity costs and warranty expense. The decrease in manufacturing spending includes the absence of $3.0 million of transition costs from the closure of our Jefferson manufacturing facility which were incurred in the third quarter of fiscal 2010.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The consolidated gross profit percentage for the first nine months of fiscal 2011 improved to 19.3% from 18.7% in the first nine months of fiscal 2010.

The Engines Segment gross profit percentage increased to 23.4% for the first nine months of fiscal 2011 from 22.4% in the first nine months of fiscal 2010. This improvement was primarily due to increased production volumes and slightly increased engine pricing, partially offset by higher commodity costs and increased salaries and benefits. The increase in salaries and benefits includes a $7.2 million increase in pension benefits expense and $2.2 million higher expenses attributed to temporary reductions in salaries and 401(k) match implemented in the first half of fiscal 2010.

The Power Products Segment gross profit percentage decreased to 8.9% for the first nine months of fiscal 2011 from 9.8% in the first nine months of fiscal 2010. This decline between years resulted from higher manufacturing spending, lower absorption primarily related to the decreased production of portable generators, as well as increased expenses related to salaries and benefits. The increase in manufacturing spending relates to higher commodity costs, manufacturing inefficiencies in launching new products, increased warranty expense, and increased freight expense. The increase in salaries and benefits includes $0.8 million higher expenses attributable to temporary reductions in salaries and 401(k) match implemented in the first half of fiscal 2010.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $71.0 million in the third quarter of fiscal 2011, a decrease of $0.4 million or 0.6% from the third quarter of fiscal 2010.

Engineering, selling, general and administrative expenses were $216.0 million for the first nine months of fiscal 2011, an increase of $23.5 million or 12.2% from the first nine months of fiscal 2010. The increase is due to higher salaries and benefits expenses that include a $5.4 million increase in pension benefits expense, increased salaries and 401(k) company match benefits of $2.1 million, which have been fully restored since being temporarily reduced in the first half of fiscal 2010, as well as $3.3 million of severance and other related employee separation costs associated with a planned reduction of salaried employees during the second quarter of fiscal 2011.

LITIGATION SETTLEMENT

On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that resolves over 65 class-action lawsuits that have been filed against Briggs & Stratton and other engine and lawnmower manufacturers alleging, among other things, misleading power labeling on its lawnmower engines. Other parties to the Settlement are Sears, Roebuck and Co., Sears Holdings Corporation, Kmart Holdings Corporation, Deere & Company, Tecumseh Products Company, The Toro Company, Electrolux Home Products, Inc. and Husqvarna Outdoor Products, Inc. (now known as Husqvarna Consumer Outdoor Products, N.A., Inc.) (Collectively with the Company referred to below as the “Settling Defendants”). All other defendants settled all claims separately. The Settlement resolves all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant. On August 16, 2010, Judge Adelman issued a final order approving the Settlement as well as the settlements of all other defendants. In August and September 2010, several class members filed a Notice of Appeal of Judge Adelman’s final approval order to the United States Court of Appeals for the Seventh Circuit. All of those appeals were settled as of February 16, 2011 with no additional contribution from Briggs & Stratton.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. The Settling Defendants as a group agreed to pay an aggregate amount of $51 million. However, the monetary contribution of the amount of each of the Settling Defendants is confidential. In addition, the Company, along with the other Settling Defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge. Under the terms of the Settlement, the balance of settlement funds were paid, and the one-year warranty extension program began to run, on March 1, 2011. As a result of the Settlement, the Company recorded a total charge of $30.6 million in the third quarter of fiscal year 2010 representing the total of the Company’s monetary portion of the Settlement and the estimated costs of extending the warranty period for one year.

INTEREST EXPENSE

Interest expense was lower for the third quarter of fiscal 2011 compared to the prior year period due to lower average outstanding borrowings as well as the reduced interest rate associated with the refinanced Senior Notes. Interest expense was lower for the first nine months of fiscal 2011 compared to the prior year period due to lower average outstanding borrowings, partially offset by $3.9 million of charges related to the redemption premium on the 8.875% Senior Notes and the write-off of related deferred financing costs.

PROVISION FOR INCOME TAXES

The third quarter and first nine months effective tax rate for fiscal 2011 was 32.4% and 30.3%, respectively, versus a 27.1% and 22.3% effective tax rate in the same respective periods last year. The variation between years was due to the required recognition of the tax effect on certain events as discrete items that reduced our effective tax rate in fiscal 2010. These discrete items included the tax effect of the horsepower litigation settlement expense recognized in the third quarter of fiscal 2010 as well as the settlement of a federal audit in the second quarter of fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash used by operating activities for the first nine months of fiscal 2011 was $100.3 million, or $83.8 million higher compared to $16.5 million in the first nine months of fiscal 2010. The increase in cash used for operating activities is primarily due to working capital requirements to replenish inventory from lower levels at the end of fiscal 2010 and due to timing of payments associated with accounts receivable, accounts payable and accrued liabilities, offset by higher net income.

Cash used by investing activities was $32.4 million and $24.8 million in the first nine months of fiscal 2011 and fiscal 2010, respectively. The $7.7 million increase was primarily the result of higher purchases of plant and equipment compared to the first nine months of last year.

Cash provided by financing activities was $61.0 million and $52.9 million in the first nine months of fiscal 2011 and fiscal 2010, respectively. The increase is primarily due to the issuance of $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020 during the second quarter of fiscal 2011, the net proceeds of which were primarily used to redeem the $203.7 million outstanding principal amount of the 8.875% Senior Notes due March 15, 2011. The Company incurred $5.0 million of deferred financing costs in connection with the issuance of the 6.875% Senior Notes.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

FUTURE LIQUIDITY AND CAPITAL RESOURCES

In December 2010, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020. Net proceeds were primarily used to redeem the remaining outstanding principal of the 8.875% Senior Notes due March 15, 2011.

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used proceeds from the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of March 27, 2011, there were borrowings of $55.0 million on the Revolver.

Briggs & Stratton expects capital expenditures to be approximately $50 million in fiscal 2011. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

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

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of March 27, 2011, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2011.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

ITEM 1A. RISK FACTORS

There have been no material changes since the August 26, 2010, filing of the Company’s Annual Report on Form 10-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.5	Summary of Changes to Director Compensation, adopted by the Board of Directors on April 27, 2011 (Filed herewith)

10.15	Amended & Restated Key Employee Savings and Investment Plan (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Furnished herewith)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: May 4, 2011	/s/ David J. Rodgers
David J. Rodgers
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.5	Summary of Changes to Director Compensation, adopted by the Board of Directors on April 27, 2011 (Filed herewith)

10.15	Amended & Restated Key Employee Savings and Investment Plan (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Furnished herewith)

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related notes, tagged as blocks of text.