Form 10-K
period 2011-07-03
BRIGGS & STRATTON CORP
filed 2011-09-01
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[ ✓ ]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	JULY 3, 2011
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from to

Commission file number 1-1370

        BRIGGS & STRATTON CORPORATION

(Exact name of registrant as specified in its charter)

A Wisconsin Corporation	39-0182330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12301 WEST WIRTH STREET WAUWATOSA, WISCONSIN	53222
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:       414-259-5333

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock (par value $0.01 per share)	New York Stock Exchange

Common Share Purchase Rights	New York Stock Exchange

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

Yes             No   ✓

The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $959.7 million based on the reported last sale price of such securities as of December 23, 2010, the last business day of the most recently completed second fiscal quarter.

Number of Shares of Common Stock Outstanding at August 22, 2011: 50,588,796.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
The Exhibit Index is located on page 69.	Part III

BRIGGS & STRATTON CORPORATION

FISCAL 2011 FORM 10-K

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

Briggs & Stratton (the “Company”) is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. In addition, the Company markets and sells related service parts and accessories for its engines.

Through its wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC, Briggs & Stratton is also a leading designer, manufacturer and marketer of generators, pressure washers, snow throwers, lawn and garden powered equipment (primarily riding and walk behind mowers) and related service parts and accessories.

Briggs & Stratton conducts its operations in two reportable segments: Engines and Power Products. Further information about Briggs & Stratton’s business segments is contained in Note 7 of the Notes to Consolidated Financial Statements.

The Company’s Internet address is www.briggsandstratton.com. The Company makes available free of charge (other than an investor’s own Internet access charges) through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. Charters of the Audit, Compensation, Finance, Nominating and Governance Committees; Corporate Governance Guidelines, Stock Ownership Guidelines and code of business conduct and ethics contained in the Briggs & Stratton Business Integrity Manual are available on the Company’s website and are available in print to any shareholder upon request to the Corporate Secretary.

Engines

General

Briggs & Stratton manufactures four-cycle aluminum alloy gasoline engines with displacements ranging from 127 to 993 cubic centimeters. The Company’s engines are used primarily by the lawn and garden equipment industry, which accounted for 86% of the segment’s fiscal 2011 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 14% of engine sales to OEMs in fiscal 2011 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps and pressure washers. Many retailers specify Briggs & Stratton’s engines on the power equipment they sell, and the Briggs & Stratton name is often featured prominently on a product despite the fact that the engine is a component.

In fiscal 2011, approximately 37% of Briggs & Stratton’s Engines segment net sales were derived from sales in international markets, primarily to customers in Europe. Briggs & Stratton serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries and offices in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, Italy, Japan, Mexico, New Zealand, Poland, Russia, South Africa, Sweden and the United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More detailed information about our foreign operations is in Note 7 of the Notes to Consolidated Financial Statements.

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

Customers

Briggs & Stratton’s engine sales are made primarily to OEMs. Briggs & Stratton’s three largest external engine customers in fiscal years 2011, 2010 and 2009 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Deere & Company. Engines segment sales to the top three customers combined were 54%, 48% and 41% of Engines segment sales in fiscal 2011, 2010 and 2009, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements.

Briggs & Stratton believes that in fiscal 2011 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the Company attempts to recover increases in commodity costs through increased pricing.

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

Briggs & Stratton has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan, and with Starting Industrial of Japan for the production of rewind starters and punch press components in the United States. Until its dissolution effective May 31, 2011, the Company’s joint venture with The Toro Company manufactured two-cycle engines in China.

Briggs & Stratton has a strategic relationship with Mitsubishi Heavy Industries (MHI) for the global distribution of air cooled gasoline engines manufactured by MHI in Japan under Briggs & Stratton’s Vanguard brand.

Power Products

General

Power Products segment’s (Power Products) principal product lines include portable and standby generators, pressure washers, snow throwers and lawn and garden powered equipment. Power Products sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers. Power Products product lines are marketed under various brands including Briggs & Stratton, Brute, Craftsman, Ferris, John Deere, GE, Murray, Simplicity, Snapper, Troy-Bilt and Victa.

Power Products has a network of independent dealers worldwide for the sale and service of snow throwers, standby generators and lawn and garden powered equipment. To support its international business, Power Products has leveraged the existing Briggs & Stratton worldwide distribution network.

Customers

Historically, Power Products’ major customers have been Lowe’s, The Home Depot and Sears. Sales to these three customers combined were 28%, 33% and 35% of Power Products segment net sales in fiscal 2011, 2010 and 2009, respectively. Other U.S. customers include Wal-Mart, Deere & Company, Tractor Supply Inc., and a network of independent dealers.

Competition

The principal competitive factors in the power products industry include price, service, product performance, technical innovation and delivery. Power Products has various competitors, depending on the type of equipment. Primary competitors include: Honda (portable generators, pressure washers and lawn and garden equipment), Generac Power Systems, Inc. (portable generators, standby generators and pressure washers), Alfred Karcher GmbH & Co. (pressure washers), Techtronic Industries (pressure washers and portable generators), Deere & Company (commercial and consumer lawn mowers), MTD (commercial and consumer lawn mowers), The Toro Company (commercial and consumer lawn mowers), Scag Power Equipment, a Division of Metalcraft of Mayville, Inc. (commercial lawn mowers), and HOP (commercial and consumer lawn mowers).

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

Power Products assembles products for the international markets at its U.S. and Australian locations and through contract manufacturing agreements with other OEMs and suppliers.

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

For the fiscal years ended July 3, 2011, June 27, 2010 and June 28, 2009, Briggs & Stratton spent approximately $19.5 million, $22.3 million and $23.0 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

The average number of persons employed by Briggs & Stratton during fiscal 2011 was 6,539. Employment ranged from a low of 6,335 in July 2010 to a high of 6,716 in June 2011.

Export Sales

Export sales for fiscal 2011, 2010 and 2009 were $428.0 million (20% of net sales), $344.1 million (17% of net sales), and $357.4 million (17% of net sales), respectively. These sales were principally to customers in European countries. Refer to Note 7 of the Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 14 of the Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

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

In fiscal 2011, our three largest customers accounted for 34% of our consolidated net sales. The loss of a significant portion of the business of one or more of these key customers would significantly impact our net sales and profitability.

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

In fiscal 2011, we derived approximately 33% of our consolidated net sales from international markets, primarily Europe. Weak economic conditions in Europe could reduce our sales and currency fluctuations could adversely affect our sales or profit levels in U.S. dollar terms.

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

We expect to obtain the money to pay our expenses and to pay the principal and interest on the outstanding 6.875% senior notes that are due in December 2020, the credit facilities and other debt primarily from our operations or by refinancing part of our existing debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including the revolving credit facilities and our indentures, may restrict us from adopting certain of these alternatives. Our current revolving credit facilities expire in July 2012.

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

The indenture relating to the senior notes and our revolving credit agreement include a number of financial and operating restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants include, among other things, restrictions on our ability to:

•	incur more debt;

•	pay dividends, redeem stock or make other distributions;

•	make certain investments;

•	create liens;

•	transfer or sell assets;

•	merge or consolidate; and

•	enter into transactions with our affiliates.

In addition, our revolving credit facility contains financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and impose a maximum leverage ratio.

Our failure to comply with the restrictive covenants described above could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. Non-cash charges, including further goodwill impairments, could impact our convenant compliance. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

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

We have a material amount of goodwill, which was written-down. If we determine that goodwill and other intangible assets have become further impaired in the future, net income in such years may be adversely affected.

At July 3, 2011, goodwill and other intangible assets represented approximately 17.5% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. As discussed in

Note 5 of the Company’s financial statements included in Item 8 of this report, the Company recorded pre-tax non-cash goodwill impairment charges of $49.5 million in the fourth quarter of fiscal 2011. The impairment was determined as part of the fair value assessment of goodwill. Reductions in our net income caused by any additional write-down of our goodwill or intangible assets could materially adversely affect our results of operations and our compliance with covenants under our revolving credit agreement and indenture relating to the senior notes.

We are subject to litigation, including product liability and warranty claims, that may adversely affect our business and results of operations.

We are a party to litigation that arises in the normal course of our business operations, including product warranty and liability (strict liability and negligence) claims, patent and trademark matters, contract disputes and environmental, asbestos, employment and other litigation matters. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. While we currently maintain general liability and product liability insurance coverage in amounts that we believe are adequate, we cannot be sure that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation.

Our pension and postretirement benefit plan obligations are currently underfunded, and we may have to make significant cash payments to some or all of these plans, which would reduce the cash available for our businesses.

We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. As of July 3, 2011, our pension plans were underfunded by approximately $194 million. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

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

Natural disasters, acts or threats of war or terrorism, international conflicts and the actions taken by the United States and other governments in response to such events could cause damage or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products or could disrupt our supply chain. We may also be impacted by actions by foreign governments, including currency devaluation, tariffs and nationalization, where our facilities are located, which could disrupt manufacturing and commercial operations. In addition, our foreign operations make us subject to certain U.S. laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the Foreign Corrupt Practices Act. A violation of these laws and regulations could adversely affect our business, financial condition and results of operations.

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

Briggs & Stratton maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As Briggs & Stratton’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 7.0 million square feet, of which 56% is owned. Facilities outside of the United States occupy approximately 855 thousand square feet, of which 42% is owned. Certain of the Company’s facilities are leased through operating and capital lease agreements. See Note 8 to the Consolidated Financial Statements for information on the Company’s operating and capital leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of July 3, 2011:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing, office and warehouse	Owned and Leased	Engines, Power Products
McDonough, Georgia	Manufacturing, office and warehouse	Owned and Leased	Power Products
Statesboro, Georgia	Manufacturing, office and warehouse	Owned and Leased	Engines
Murray, Kentucky	Manufacturing, office and warehouse	Owned and Leased	Engines
Poplar Bluff, Missouri	Manufacturing, office and warehouse	Owned and Leased	Engines
Reno, Nevada	Warehouse	Leased	Power Products
Munnsville, New York	Manufacturing and office	Owned	Power Products
Sherrill, New York	Warehouse	Leased	Power Products
Lawrenceburg, Tennessee	Warehouse	Leased	Power Products
Dyersburg, Tennessee	Warehouse	Leased	Power Products
Newbern, Tennessee	Manufacturing and office	Leased	Power Products
Grand Prairie, Texas	Warehouse	Leased	Power Products
Brookfield, Wisconsin	Office	Leased	Power Products
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines
Jefferson, Wisconsin	Manufacturing and office (held for sale)	Owned	Power Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Power Products, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office	Leased	Engines
Sydney, Australia	Manufacturing and office	Leased	Power Products
Mississauga, Canada	Office and warehouse	Leased	Power Products
Chongqing, China	Manufacturing, office and warehouse	Owned	Engines
Shanghai, China	Office	Leased	Engines
Ostrava, Czech Republic	Manufacturing and office	Owned	Engines
Nijmegen, Netherlands	Distribution and office	Leased	Engines

ITEM 3.	LEGAL PROCEEDINGS

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines (“Horsepower Class Actions”). On December 5, 2008, the Multidistrict Litigation Panel coordinated and transferred the cases to Judge Adelman of the U. S. District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999).

On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that resolves all of the Horsepower Class Actions. The Settlement resolves all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant. On August 16, 2010, Judge Adelman issued a final order approving the Settlement as well as the settlements of all other defendants. In August and September 2010, several class members filed a Notice of Appeal of Judge Adelman’s final approval order to the U. S. Court of

Appeals for the Seventh Circuit. All of those appeals were settled as of February 16, 2011 with no additional contribution from Briggs & Stratton.

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

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company’s right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees’ insurance coverage, restitution with interest (if applicable) and attorneys’ fees and costs. The Company moved to dismiss the complaint and believes the changes are within its rights. On April 21, 2011, the district court issued an order granting the Company’s motion to dismiss the complaint. The plaintiffs filed a motion with the court to reconsider its order on May 17, 2011. On August 24, 2011, the Court granted the plaintiffs’ motion and vacated the dismissal of the case, and discovery will therefore proceed in the matter.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

ITEM 4.	(REMOVED AND RESERVED)

Not applicable.

Executive Officers of the Registrant

Name, Age, Position	Business Experience for Past Five Years

TODD J. TESKE, 46 Chairman, President and Chief Executive Officer (1)(2)	Mr. Teske was elected to his current position effective October 2010. He previously was President and Chief Executive Officer from January 2010. He served as President and Chief Operating Officer since September 2008. He previously served as Executive Vice President and Chief Operating Officer since September 2005. He previously served as Senior Vice President and President – Briggs & Stratton Power Products Group, LLC from September 2003 to August 2005. Mr. Teske also serves as a director of Badger Meter, Inc. and Lennox International, Inc.

RANDALL R. CARPENTER, 54 Vice President – Marketing	Mr. Carpenter was elected to his current position effective September 2009. He served as Vice President – Marketing since May 2007. He was previously Vice President Marketing and Product Development for Royal Appliance Manufacturing from 2005 to 2007. He was an Independent Marketing Consultant from 2004 to 2005.

DAVID G. DEBAETS, 48 Vice President – North American Operations (Engines Group)	Mr. DeBaets was elected to his current position effective September 2007. He has served as Vice President and General Manager – Large Engine Division since April 2000.

ROBERT F. HEATH, 63 Vice President, General Counsel and Secretary	Mr. Heath was elected to his current position effective February 2010. He previously was elected as Secretary January 2002. He has served as Vice President and General Counsel since January 2001.

HAROLD L. REDMAN, 46 Senior Vice President and President – Products Group	Mr. Redman was elected to his current position in October 2010. He previously served as Senior Vice President and President – Home Power Products Group since September 2009 after serving as Vice President and President – Home Power Products Group since May 2006. He also served as Senior Vice President – Sales & Marketing – Simplicity Manufacturing, Inc. since July 1995.

WILLIAM H. REITMAN, 55 Senior Vice President – Business Development & Customer Support	Mr. Reitman was elected to his current position effective October 2010 after previously serving as Senior Vice President – Sales & Customer Support since September 2007. He previously served as Senior Vice President – Sales & Marketing since May 2006, and Vice President – Sales & Marketing since October 2004. He also served as Vice President – Marketing since November 1995.

DAVID J. RODGERS, 40 Senior Vice President and Chief Financial Officer	Mr. Rodgers was elected as Senior Vice President and Chief Financial Officer effective June 28, 2010 after serving as Vice President – Finance since February 2010. He was elected an executive officer in September 2007 and served as Controller from December 2006 to February 2010. He was previously employed by Roundy’s Supermarkets, Inc. as Vice President – Corporate Controller from September 2005 to November 2006 and Vice President – Retail Controller from May 2003 to August 2005.

THOMAS R. SAVAGE, 63 Senior Vice President – Corporate Development	Mr. Savage was elected to his current position effective September 1, 2011. He previously served as Senior Vice President – Administration since 1997.

JOSEPH C. WRIGHT, 52 Senior Vice President and President – Engines Group	Mr. Wright was elected to his current position in October 2010. He previously served as Senior Vice President and President – Engine Power Products Group since May 2006 after serving as Vice President and President – Yard Power Products Group since September 2005. He also served as Vice President and General Manager – Lawn and Garden Division from September 2004 to September 2005. He was elected an executive officer effective September 2002.

EDWARD J. WAJDA, 51 Vice President and General Manager – International	Mr. Wajda was elected to his current position effective January 2011. He previously served as Vice President and General Manager – International since July 2008. Prior to joining Briggs & Stratton, he held the position of Senior Vice President – Global Medical Vehicle Group for Oshkosh Corporation since June 2006.

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

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Briggs & Stratton did not make any purchases of equity securities registered by the Company pursuant to Section 12 of the Exchange Act during the fourth quarter of fiscal 2011.

On August 10, 2011, the Board of Directors of Briggs & Stratton authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. Briggs & Stratton will repurchase shares of common stock, using available cash, on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants.

Five-year Stock Performance Graph

The chart below is a comparison of the cumulative return over the last five fiscal years had $100 been invested at the close of business on June 30, 2006 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2011	2010	2009	2008	2007
(dollars in thousands, except per share data)

SUMMARY OF OPERATIONS (1)
NET SALES	$2,109,998	$2,027,872	$2,092,189	$2,151,393	$2,156,833
GROSS PROFIT	398,316	379,935	333,679	307,316	295,198
PROVISION (CREDIT) FOR INCOME TAXES	7,699	12,458	8,437	7,009	(3,399)
NET INCOME	24,355	36,615	31,972	22,600	6,701
EARNINGS PER SHARE OF COMMON STOCK:
Basic Earnings	0.49	0.73	0.64	0.46	0.13
Diluted Earnings	0.48	0.73	0.64	0.46	0.13
PER SHARE OF COMMON STOCK:
Cash Dividends	.44	.44	.77	.88	.88
Shareholders’ Investment	$14.85	$13.10	$14.01	$16.90	$16.94
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	49,677	49,668	49,572	49,549	49,715
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	50,409	50,064	49,725	49,652	49,827

OTHER DATA (1)
SHAREHOLDERS’ INVESTMENT	$737,943	$650,577	$694,684	$837,523	$838,454
LONG-TERM DEBT	225,000	-	281,104	365,555	384,048
CAPITAL LEASES	571	1,041	1,807	1,677	2,379
TOTAL ASSETS	1,666,218	1,690,057	1,619,023	1,833,294	1,884,468
PLANT AND EQUIPMENT	1,026,967	979,898	991,682	1,012,987	1,006,402
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	339,300	337,763	360,175	391,833	388,318
PROVISION FOR DEPRECIATION	59,920	62,999	63,981	65,133	70,379
EXPENDITURES FOR PLANT AND EQUIPMENT	59,919	44,443	43,027	65,513	68,000
WORKING CAPITAL (2)	$624,281	$342,132	$561,431	$644,935	$519,023
Current Ratio	2.8 to 1	1.6 to 1	2.9 to 1	2.9 to 1	2.1 to 1
NUMBER OF EMPLOYEES AT YEAR-END	6,716	6,362	6,847	7,145	7,260
NUMBER OF SHAREHOLDERS AT YEAR-END	3,289	3,453	3,509	3,545	3,693
QUOTED MARKET PRICE:
High	$24.18	$24.26	$21.51	$33.40	$33.07
Low	$16.50	$12.89	$11.13	$12.80	$24.29

(1)	The amounts include the acquisition of Victa Lawncare Pty. Limited since June 30, 2008.
(2)	Included in working capital as of June 27, 2010 is a Current Maturity of Long-Term Debt of $203,460.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

FISCAL 2011 COMPARED TO FISCAL 2010

Net Sales

Consolidated net sales for fiscal 2011 were $2.1 billion, an increase of $82.1 million or 4.0% when compared to the same period a year ago.

Engines segment net sales for fiscal 2011 were approximately $1.4 billion, which was $39.1 million or 2.9% higher than the same period a year ago despite a 2.1% decline in total unit shipment volumes. This increase from the same period last year is primarily due to higher international engine unit shipments, a favorable mix of product shipped that reflected proportionately larger volumes of units used on commercial applications, improved engine pricing and a $4.7 million foreign currency benefit, partially offset by reduced engine shipments primarily to customers in North America.

Power Products segment net sales for fiscal 2011 were $879.0 million, which was $35.3 million or 4.2% higher than the same period a year ago. This improvement was primarily due to increased sales in our Australia and Europe markets, partially offset by reduced unit shipment volumes of lawn and garden equipment, pressure washers and portable generators in the domestic market.

Gross Profit

The consolidated gross profit percentage was 18.9% in fiscal 2011, up from 18.7% in the same period last year.

The Engines segment gross profit percentage was 22.8% for fiscal 2011, an improvement from 22.1% in fiscal 2010. This improvement was due to a favorable mix of products shipped, improved engine pricing, increased manufacturing efficiencies, a $5.4 million foreign currency benefit and increased absorption on 4.0% higher production volumes, partially offset by higher commodity costs and increased manufacturing wages and benefits, including a $9.6 million increase in pension benefits expense.

The Power Products segment gross profit percentage decreased to 8.8% for fiscal 2011 from 10.2% in fiscal 2010. The decline between years resulted from higher manufacturing spending and budget conscious customers purchasing lower margin units, partially offset by increased sales of premium dealer lawn and garden products, increased unit pricing, and a $7.2 million foreign currency benefit. The increase in manufacturing spending relates to higher commodity costs, manufacturing inefficiencies in the first half of the fiscal year in launching new products and increased warranty, and increased freight expenses, partially offset by $8.0 million in incremental cost savings associated with the closure of our Jefferson, Wisconsin manufacturing facility in fiscal 2010.

Engineering, Selling, General and Administrative Costs

Engineering, selling, general and administrative expenses were $300.7 million in fiscal 2011, an increase of $20.4 million or 7.3% from fiscal 2010.

The Engines segment engineering, selling, general and administrative expenses were $199.2 million in fiscal 2011, an increase of $13.1 million from fiscal 2010. The increase was due to higher international selling expenses and increased salaries and benefits, which include a $7.2 million increase in pension benefits expense.

The Power Products segment fiscal 2011 engineering, selling, general and administrative expenses of $101.5 million increased by $7.3 million in fiscal 2011 primarily related to increased international selling expenses, $1.7 million of unfavorable foreign currency and previously announced organization change costs of $3.0 million.

Goodwill Impairment

During the fourth quarter of fiscal 2011, the Company performed its annual goodwill impairment testing. Based on a combination of factors, including the influence of prolonged macro-economic conditions on the lawn and garden market in the U.S. and the operating results of the Power Products segment which lacked the benefit of certain weather related events that are favorable to the business during the past two years, the Company’s forecasted cash flow estimates used in the goodwill assessment were adversely impacted. As a result, the Company concluded that the carrying value of the Power Products reporting unit exceeded its fair value. The non-cash goodwill impairment charge recorded in the fourth quarter of fiscal 2011 was $49.5 million, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. This impairment charge is a non-cash expense that did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its credit facilities. No impairment charges were recorded within the Engines segment.

Interest Expense

Interest expense was $3.2 million lower for fiscal 2011 due to lower average outstanding borrowings and the reduced interest rate associated with the 6.875% Senior Notes due 2020 that were issued in December 2010, partially offset by $3.9 million of pre-tax charges related to the redemption premium on the 8.875% Senior Notes and the write-off of related deferred financing costs.

Other Income

Other income increased $0.7 million in fiscal 2011 as compared to fiscal 2010. This increase is primarily due to a $1.0 million increase in equity in earnings from unconsolidated affiliates.

Provision for Income Taxes

The effective tax rate was 24.0% and 25.4% for fiscal 2011 and fiscal 2010, respectively. The current year income tax provision includes $15.1 million of income tax benefit related to the $49.5 million non-cash goodwill impairment charge. Approximately $10.6 million of the goodwill impairment was related to non-deductible goodwill associated with past stock acquisitions for which a tax benefit was not recorded. The remaining goodwill impairment generated the $15.1 million of tax benefit. Due to the significant impact the impairment charge had on the effective tax rate, the Company believes the tax benefit and the effective tax rate excluding the $49.5 million impairment charge are more meaningful comparisons to last year’s comparable period. Excluding the non-cash goodwill impairment charge, the effective tax rate was 28.0% and 25.4% for fiscal 2011 and fiscal 2010, respectively. The annual fluctuations reflect the impact of changes in foreign earnings at different tax rates, the taxation of dividends from foreign operations as well as the resolution of certain tax matters.

FISCAL 2010 COMPARED TO FISCAL 2009

Net Sales

Fiscal 2010 consolidated net sales were approximately $2.03 billion, a decrease of $64.3 million compared to the previous year. This decrease is primarily attributable to reduced generator shipment volumes due to the absence of landed hurricanes as well as lower average prices for engines.

Engines segment net sales in fiscal 2010 were $1.36 billion compared to $1.37 billion in fiscal 2009, a decrease of $10.0 million or 0.7%. Total engine volumes for the year were essentially flat as an increase in engines used in lawn and garden applications was offset by reduced demand for engines for portable generators due to no landed hurricane activity. Lower average prices during the year were effectively offset by a favorable mix of higher priced engines shipped for use on riding equipment and a slightly favorable foreign currency impact.

Power Products segment net sales in fiscal 2010 were $843.6 million compared to $920.4 million in fiscal 2009, a $76.8 million decrease or 8.3%. The net sales decrease for the year was the result of decreased portable generator sales volume due to the absence of any landed hurricanes in fiscal 2010 partially offset by higher volumes of other power products.

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

Engines segment gross profit increased to $300.2 million in fiscal 2010 from $262.8 million in fiscal 2009, an increase of $37.4 million. Engines segment gross profit margins increased to 22.1% in fiscal 2010 from 19.2% in fiscal 2009. The gross profit increase year over year was the result of lower manufacturing costs, lower commodity costs, a favorable mix of product shipped that reflected higher priced units and improved productivity, offset by lower average sales prices.

The Power Products segment gross profit increased to $86.4 million in fiscal 2010 from $69.9 million in fiscal 2009, an increase of $16.5 million. The Power Products segment gross profit margins increased to 10.2% in fiscal 2010 from 7.6% in fiscal 2009. Included in the Power Products segment gross profit was a $4.6 million impairment expense recorded in fiscal 2009 associated with the closing of the Jefferson, WI manufacturing facility. In addition to the Jefferson closure, the gross profit increase primarily resulted from lower manufacturing costs, primarily related to lower commodity costs and planned cost savings initiatives. The improvements were partially offset by lower sales and production volumes primarily related to the significantly lower portable generator production and shipments in fiscal 2010.

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

As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. The Settling Defendants as a group agreed to pay an aggregate amount of $51 million. However, the monetary contribution of the amount of each of the Settling Defendants is confidential. In addition, the Company, along with the other Settling Defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge. Under the terms of the Settlement, the balance of settlement funds were paid, and the one-year warranty extension program began to run, on March 1, 2011. As a result of the Settlement, the Company recorded a total charge of $30.6 million in fiscal 2010 representing the total of the Company’s monetary portion of the Settlement and the estimated costs of extending the warranty period for one year.

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

Liquidity and Capital Resources

FISCAL YEARS 2011, 2010 AND 2009

Net cash provided by operating activities were $157 million, $244 million and $172 million in fiscal 2011, 2010 and 2009, respectively.

The fiscal 2011 net cash provided by operating activities were $87 million lower than fiscal 2010. The decrease in net cash provided by operating activities is primarily due to working capital requirements to replenish inventory from lower levels at the end of fiscal 2010 and due to timing of payments associated with accounts receivable, accounts payable and accrued liabilities.

The fiscal 2010 net cash provided by operating activities were $71 million greater than fiscal 2009. The increase is due to higher cash operating earnings and $58 million less of working capital requirements between years.

Net cash used by investing activities were $60 million, $44 million and $64 million in fiscal 2011, 2010 and 2009, respectively. These cash flows include capital expenditures of $60 million, $44 million and $43 million in fiscal 2011, 2010 and 2009, respectively. The capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products. In fiscal 2009, net cash of $25 million was used for the Victa Lawncare Pty. Ltd. acquisition.

Net cash used by financing activities were $4 million, $99 million and $123 million in fiscal 2011, 2010 and 2009, respectively. As more fully disclosed in Note 9 of the Notes to Consolidated Financial Statements, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020 during fiscal 2011, the net proceeds of which were primarily used to redeem the $201 million outstanding principal amount of the 8.875% Senior Notes due March 15, 2011. The Company incurred $5 million of deferred financing costs in connection with the issuance of the 6.875% Senior Notes. The Company reduced its outstanding debt by $78 million and $85 million in fiscal 2010 and 2009, respectively. The Company paid cash dividends on the common stock of $22 million, $22 million and $38 million in fiscal 2011, 2010 and 2009, respectively. The quarterly dividend was reduced during the fourth quarter of fiscal 2009 by 50% to $0.11 per share from the $0.22 per share paid previously in order to preserve cash in light of the continuing uncertainty in the credit markets.

Future Liquidity and Capital Resources

In December 2010, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 2020. Net proceeds were primarily used to redeem the remaining outstanding principal of the 8.875% Senior Notes due March 2011. The 8.875% Senior Notes due March 2011 were classified as Current Maturity on Long-Term Debt in the Consolidated Balance Sheet as of June 27, 2010.

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used proceeds from the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on July 12, 2012. As of July 3, 2011 and June 27, 2010, there were no borrowings on the Revolver.

In April 2009, the Board of Directors of the Company declared a quarterly dividend of $0.11 per share on the common stock of the Company, which was payable June 26, 2009 to shareholders of record at the close of business June 1, 2009. This quarterly dividend was reduced 50% from the prior quarter’s level. The reduced dividend is more comparable with the Company’s historical payout ratio of 50% of net income and dividend yield of 3.5%. In addition, a reduced dividend preserves cash in light of the continuing uncertainty in the credit markets. This action, along with other cash preserving initiatives, should reduce the Company’s need for additional borrowings for working capital in the near to medium term future.

On August 10, 2011, the Board of Directors of Briggs & Stratton authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. Briggs & Stratton will repurchase shares of common stock, using available cash, on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants.

Briggs & Stratton expects capital expenditures to be approximately $60 to $65 million in fiscal 2012. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

The Company is required to make contributions of approximately $30 million to the qualified pension plan during fiscal 2012. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund Briggs & Stratton’s capital requirements and operational needs for the foreseeable future.

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities, sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of July 3, 2011, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during fiscal 2012.

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

Contractual Obligations

A summary of the Company’s expected payments for significant contractual obligations as of July 3, 2011 is as follows (in thousands):

	Total	Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter
Long-Term Debt	$225,000	$-	$-	$-	$225,000
Interest on Long-Term Debt	130,840	15,468	30,938	30,938	53,496
Capital Leases	607	474	133	-	-
Operating Leases	47,556	16,197	22,987	6,755	1,617
Purchase Obligations	61,474	60,211	1,263	-	-
Consulting and Employment Agreements	487	487	-	-	-
Other Liabilities (a)	84,200	30,200	54,000	-	-

	$550,164	$123,037	$109,321	$37,693	$280,113

(a)	Includes an estimate of future expected funding requirements related to our pension and other postretirement benefit plans. Any further funding requirements for pension and other postretirement benefit plans beyond fiscal 2013 cannot be estimated at this time. Because their future cash outflows are uncertain, liabilities for unrecognized tax benefits and other sundry items are excluded from the table above.

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

The Company believes the following critical accounting policies represent the more significant judgments and estimates used in preparing the consolidated financial statements. There have been no material changes made to the Company’s critical accounting policies and estimates during the periods presented in the consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is not amortized. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of the end of the fourth fiscal quarter, or more frequently if events or circumstances indicate that the assets may be impaired, by applying a fair value based test and, if impairment occurs, the amount of impaired goodwill is written off immediately.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the carrying values of each of the Company’s reporting units to their estimated fair values as of the test dates. The Company has determined that its reporting units are the same as its reportable segments. The estimates of fair value of the reporting units are computed using a combination of an income and market approach. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company’s budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Under the market approach, the fair value of reporting unit is estimated based on market multiples of cash flow for comparable companies and similar transactions. The sum of the fair values of the reporting units is reconciled to the Company’s current market capitalization (based upon the Company’s trailing 20-day average stock price) plus an estimated control premium.

If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by allocating the estimated fair value of the reporting unit to the estimated fair value of its existing tangible assets and liabilities as well as existing identified intangible assets and previously unrecognized intangible assets in a manner similar to a purchase price allocation. The unallocated portion of the estimated fair value of the reporting unit is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

As discussed in Note 5 to the consolidated financial statements, the Company performed the annual impairment test on its Engines and Power Products reporting units as of July 3, 2011. The fair value assessment of the Engines reporting unit indicated its goodwill balance was not impaired as the reporting unit’s fair value exceeded its carrying value. However, the impairment analysis determined that the Power Products reporting units had goodwill balances that were impaired. Therefore, the Company recognized a $49.5 million non-cash goodwill impairment charge during the fourth quarter of 2011. The assumptions included in the impairment test require judgment; and changes to these inputs could impact the results of the calculation. Other than management’s internal projections of future cash flows, the primary assumptions used in the impairment test were the weighted-average cost of capital, long-term growth rates and the control premium.

Trademarks are not amortized. If impairment occurs, the impaired amount of the trademark is written off immediately. For purposes of the trademark impairment analysis, the Company performs its assessment of fair value based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The Company determines the fair value of each trademark by applying a royalty rate to a projection of net sales discounted using a risk adjusted cost of capital. The Company believes the relief-from-royalty method to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets. Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches and many other variables. Each royalty rate is based on profitability of the business to which it relates and observed market royalty rates.

The methods of assessing fair value for goodwill and trademark impairment purposes require significant judgments to be made by management. Although the Company’s cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to these businesses.

The growth rates and gross profit margins used for the terminal value calculations and the discount rates of the respective reporting units as of July 3, 2011 were as follows:

	Terminal Growth Rate	Terminal Gross Profit Margin	Discount Rate
Engines	2.5%	23.8%	10.3%
Power Products	3.5%	17.7%	12.2%

Changes in such estimates or the application of alternative assumptions could produce significantly different results. Assuming no other change in assumptions, a decrease of 1.0% in the Company’s terminal sales growth rate would increase the Power Products segment goodwill impairment charge by approximately $7.8 million; a decrease of 1.0% in the Company’s terminal gross profit margin would increase the Power Products segment goodwill impairment charge by approximately $35.0 million; and an increase of 1.0% in the Company’s discount rate would increase the Power Products segment goodwill impairment charge by approximately $44.9 million.

Definite-lived intangible assets consist primarily of customer relationships and patents. These definite-lived intangible assets are amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that an asset may be impaired.

Income Taxes

The Company’s estimate of income taxes payable, deferred income taxes, tax contingencies and the effective tax rate is based on a complex analysis of many factors including interpretations of federal, state and foreign income tax laws, the difference between tax and financial reporting bases of assets and liabilities, estimates of amounts currently due or owed in various jurisdictions, and current accounting standards. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. We review and update our estimates on a quarterly basis as facts and circumstances change and actual results are known. In addition, federal, state and foreign taxing authorities periodically review the Company’s estimates and interpretation of income tax laws. Adjustments to the effective income tax rate and recorded tax related assets and liabilities may occur in future periods if actual results differ significantly from original estimates and interpretations.

Pension and Other Postretirement Plans

The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance, which is essential in the current volatile market. Actuarial valuations at July 3, 2011 used a discount rate of 5.35% and an expected rate of return on plan assets of 8.50%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody’s Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension expense by approximately $0.4 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension expense by approximately $2.3 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that our investment performance has been in the top decile compared to other plans. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders’ equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.

The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At July 3, 2011 the fair value of plan assets was less than the projected benefit obligation by approximately $194 million.

The Company is required to make minimum contributions to the qualified pension plan of $30.2 million in fiscal 2012. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.

The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $3.0 million and would increase the service and interest cost by $0.1 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $3.5 million and decrease the service and interest cost by $0.1 million.

For pension and postretirement benefits, actuarial gains and losses are accounted for in accordance with U.S. GAAP. Refer to Note 15 of the Notes to the Consolidated Financial Statements for additional discussion.

Other Reserves

The reserves for customer rebates, warranty, product liability, inventory and doubtful accounts are fact specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

In May, 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

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

Other Matters

Labor Agreement

Briggs & Stratton has collective bargaining agreements with its unions. These agreements expire at various times ranging from calendar years 2011-2013.

Emissions

The U.S. Environmental Protection Agency (EPA) has developed multiple phases of national emission standards for small air cooled engines. Briggs & Stratton currently has a complete product offering that complies with the EPA’s Phase II engine emission standards.

The EPA issued proposed Phase III standards in 2008 to further reduce engine exhaust emissions and to control evaporative emissions from small off-road engines and equipment in which they are used. The Phase III standards are similar to those adopted by the California Air Resources Board (CARB). The Phase III program requires evaporative controls in 2009 and go into full effect in 2011 for Class II engines (225 cubic centimeter displacement and larger) and 2012 for Class I engines (less than 225 cubic centimeter displacement). While Briggs & Stratton believes the cost of the regulation may increase engine and equipment costs per unit, Briggs & Stratton does not believe the cost of compliance with the new standards will have a material adverse effect on its financial position or results of operations.

CARB’s Tier 3 regulation requires additional reductions to engine exhaust emissions and new controls on evaporative emissions from small engines. The Tier 3 regulation was fully phased in during fiscal year 2008. While Briggs & Stratton believes the cost of the regulation may increase engine and equipment costs per unit, Briggs & Stratton does not believe the regulation will have a material effect on its financial condition or results of operations. This assessment is based on a number of factors, including revisions the CARB made to its adopted regulation from the proposal published in September 2003 in response to recommendations from Briggs & Stratton and others in the regulated category and intention to pass increased costs associated with the regulation on to consumers.

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

The Republic of China has implemented emissions standards for small engines with a compliance date of March 2012. The regulations are based on the EU Stage 2 regulations, so Briggs & Stratton expects to have engines available for sale in China as needed when the regulations are in effect.

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

Foreign Currency

Briggs & Stratton’s earnings are affected by fluctuations in the value of the U.S. Dollar against various currencies. Briggs & Stratton purchases components in Euros from third parties and receives Euros for certain products sold to European customers and receives Canadian dollars for certain products sold to Canadian customers. The Yen is used to purchase engines from Briggs & Stratton’s joint venture. Briggs & Stratton’s foreign subsidiaries’ earnings are also influenced by fluctuations of local currencies, including the Australian dollar, against the U.S. dollar as these subsidiaries purchase components and inventory from vendors and the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At July 3, 2011, Briggs & Stratton had the following forward foreign exchange contracts outstanding with the fair value (gains) losses shown (in thousands):

Hedge Currency	Notional Value	Fair Market Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	34,295	$35,924	U.S.	$2,290
Canadian Dollar	10,700	$11,119	U.S.	$274
Euro	41,500	$59,935	U.S.	$1,268

Fluctuations in currency exchange rates may also impact the shareholders’ investment in Briggs & Stratton. Amounts invested in Briggs & Stratton’s non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Shareholders’ Investment increased $22.0 million during the year. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on July 3, 2011 was approximately $153.4 million.

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

Interest Rates

Briggs & Stratton is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions.

On July 3, 2011, Briggs & Stratton had the following short-term loan outstanding (in thousands):

Currency	Amount	Weighted Average Interest Rate
U.S. Dollars	$3,000	3.61%

This loan has a variable interest rate. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by $30 thousand.

On July 3, 2011, long-term loans consisted of the following (in thousands):

Description	Amount	Maturity	Weighted Average Interest Rate
6.875% Senior Notes	$225,000	December 2020	6.875%

The Senior Notes carry fixed rates of interest and are therefore not subject to market fluctuation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JULY 3, 2011 AND JUNE 27, 2010

(in thousands)

ASSETS	2011	2010
CURRENT ASSETS:

Cash and Cash Equivalents	$209,639	$116,554
Receivables, Less Reserves of $4,971 and $11,317, Respectively	249,358	286,426
Inventories:
Finished Products and Parts	292,527	278,922
Work in Process	127,358	114,483
Raw Materials	7,206	6,941

Total Inventories	427,091	400,346
Deferred Income Tax Asset	42,163	41,138
Assets Held for Sale	4,000	4,000
Prepaid Expenses and Other Current Assets	36,413	57,179

Total Current Assets	968,664	905,643

GOODWILL	202,940	252,975

INVESTMENTS	21,017	19,706

DEBT ISSUANCE COSTS, Net	4,919	525

OTHER INTANGIBLE ASSETS, Net	89,275	90,345

LONG-TERM DEFERRED INCOME TAX ASSET	31,001	72,492

OTHER LONG-TERM ASSETS, Net	9,102	10,608

PLANT AND EQUIPMENT:

Land and Land Improvements	18,047	17,303
Buildings	141,840	136,725
Machinery and Equipment	833,495	804,362
Construction in Progress	33,585	21,508

	1,026,967	979,898
Less - Accumulated Depreciation	687,667	642,135

Total Plant and Equipment, Net	339,300	337,763

	$1,666,218	$1,690,057

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JULY 3, 2011 AND JUNE 27, 2010

(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2011	2010
CURRENT LIABILITIES:

Accounts Payable	$183,733	$171,495
Short-term Debt	3,000	3,000
Current Maturity on Long-term Debt	-	203,460
Accrued Liabilities:
Wages and Salaries	54,745	74,837
Warranty	31,668	29,578
Accrued Postretirement Health Care Obligation	22,576	22,847
Other	48,661	58,294

Total Accrued Liabilities	157,650	185,556

Total Current Liabilities	344,383	563,511

ACCRUED PENSION COST	191,417	274,737

ACCRUED EMPLOYEE BENEFITS	24,100	23,006

ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	116,092	135,978

ACCRUED WARRANTY	14,327	12,367

OTHER LONG-TERM LIABILITIES	12,956	29,881

LONG-TERM DEBT	225,000	-

SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	79,354	80,353
Retained Earnings	1,092,864	1,090,843
Accumulated Other Comprehensive Loss	(243,498)	(318,709)
Treasury Stock at Cost, 7,373 Shares in 2011 and 7,793 Shares in 2010	(191,356)	(202,489)

Total Shareholders’ Investment	737,943	650,577

	$1,666,218	$1,690,057

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Earnings

FOR THE FISCAL YEARS ENDED JULY 3, 2011, JUNE 27, 2010 AND JUNE 28, 2009

(in thousands, except per share data)

	2011	2010	2009
NET SALES	$2,109,998	$2,027,872	$2,092,189

COST OF GOODS SOLD	1,711,682	1,647,937	1,753,935

IMPAIRMENT OF PROPERTY, PLANT AND EQUIPMENT	–	–	4,575

Gross Profit	398,316	379,935	333,679

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	300,650	280,248	265,338

GOODWILL IMPAIRMENT	49,450	–	–

LITIGATION SETTLEMENT	–	30,600	–

Income from Operations	48,216	69,087	68,341

INTEREST EXPENSE	(23,318)	(26,469)	(31,147)

OTHER INCOME, Net	7,156	6,455	3,215

Income Before Provision for Income Taxes	32,054	49,073	40,409

PROVISION FOR INCOME TAXES	7,699	12,458	8,437

NET INCOME	$24,355	$36,615	$31,972

EARNINGS PER SHARE DATA

Weighted Average Shares Outstanding	49,677	49,668	49,572

Basic Earnings Per Share	$0.49	$0.73	$0.64

Diluted Average Shares Outstanding	50,409	50,064	49,725

Diluted Earnings Per Share	$0.48	$0.73	$0.64

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JULY 3, 2011, JUNE 27, 2010 AND JUNE 28, 2009

(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Comprehensive Income (Loss)
BALANCES, JUNE 29, 2008	$579	$76,667	$1,082,553	$(110,234)	$(212,042)
Comprehensive Income:
Net Income	-	-	31,972	-	-	$31,972
Foreign Currency Translation Adjustments	-	-	-	(13,684)	-	(13,684)
Unrealized Loss on Derivatives, net of tax	-	-	-	(7,576)	-	(7,576)
Change in Pension and Postretirement Plans, net of tax of $75,953	-	-	-	(118,779)	-	(118,779)

Total Comprehensive Loss	-	-	-	-	-	$(108,067)

Cash Dividends Paid ($0.77 per share)	-	-	(38,171)	-	-
Stock Option Activity, net of tax	-	1,760	-	-	-
Restricted Stock	-	(3,075)	-	-	2,880
Amortization of Unearned Compensation	-	1,097	-	-	-
Deferred Stock	-	1,142	-	-	160
Shares Issued to Directors	-	(69)	-	-	20
Adoption of EITF 06-4 and 06-10	-	-	(516)	-	-

BALANCES, JUNE 28, 2009	$579	$77,522	$1,075,838	$(250,273)	$(208,982)
Comprehensive Income:
Net Income	-	-	36,615	-	-	$36,615
Foreign Currency Translation Adjustments	-	-	-	(4,989)	-	(4,989)
Unrealized Gain on Derivatives, net of tax	-	-	-	11,626	-	11,626
Change in Pension and Postretirement Plans, net of tax of $41,348	-	-	-	(75,073)	-	(75,073)

Total Comprehensive Loss	-	-	-	-	-	$(31,821)

Cash Dividends Paid ($0.44 per share)	-	-	(22,125)	-	-
Stock Option Activity, net of tax	-	2,959	-	-	1,514
Restricted Stock	-	(5,023)	-	-	4,928
Amortization of Unearned Compensation	-	2,055	-	-	-
Deferred Stock	-	2,877	-	-	31
Shares Issued to Directors	-	(37)	-	-	20
Reclassification of EITF 06-4 and 06-10	-	-	516	-	-

BALANCES, JUNE 27, 2010	$579	$80,353	$1,090,843	$(318,709)	$(202,489)
Comprehensive Income:
Net Income	-	-	24,355	-	-	$24,355
Foreign Currency Translation Adjustments	-	-	-	22,017	-	22,017
Unrealized Loss on Derivatives, net of tax	-	-	-	(10,742)	-	(10,742)
Change in Pension and Postretirement Plans, net of tax of $40,878	-	-	-	63,936	-	63,936

Total Comprehensive Income	-	-	-	-	-	$99,566

Cash Dividends Paid ($0.44 per share)	-	-	(22,334)	-	-
Stock Option Activity, net of tax	-	725	-	-	2,681
Restricted Stock	-	(7,870)	-	-	6,394
Amortization of Unearned Compensation	-	2,602	-	-	-
Deferred Stock	-	2,686	-	-	942
Shares Issued to Directors	-	(157)	-	-	1,116
Modification of Stock-Based Compensation Awards	-	1,015	-	-	-

BALANCES, JULY 3, 2011	$579	$79,354	$1,092,864	$(243,498)	$(191,356)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JULY 3, 2011, JUNE 27, 2010 AND JUNE 28, 2009

(in thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$24,355	$36,615	$31,972
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
Depreciation and Amortization	61,828	66,232	67,803
Stock Compensation Expense	9,595	6,975	3,999
Impairment Charge	49,450	-	4,575
Earnings of Unconsolidated Affiliates	(5,082)	(4,071)	(1,526)
Dividends Received from Unconsolidated Affiliates	6,979	4,005	5,211
Loss on Disposition of Plant and Equipment	1,651	2,125	2,514
Loss on Curtailment of Employee Benefits	-	-	1,190
Provision for Deferred Income Taxes	6,117	3,755	7,368
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	37,775	(24,430)	59,809
(Increase) Decrease in Inventories	(20,547)	76,389	61,810
(Increase) Decrease in Prepaid Expenses and Other Current Assets	1,843	1,032	(13,152)
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	(14,081)	67,947	(45,318)
Other, Net	(2,952)	7,167	(13,835)

Net Cash Provided by Operating Activities	156,931	243,741	172,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(59,919)	(44,443)	(43,027)
Cash Paid for Acquisition, Net of Cash Acquired	-	-	(24,757)
Proceeds Received on Disposition of Plant and Equipment	148	276	3,659
Other, Net	-	(144)	(348)

Net Cash Used by Investing Activities	(59,771)	(44,311)	(64,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments on Revolver	-	(34,000)	(65,077)
Proceeds from Long-Term Debt Financing	225,000	-	-
Repayments on Long-Term Debt	(203,698)	(44,236)	(20,000)
Debt Issuance Costs	(4,994)	-	-
Cash Dividends Paid	(22,334)	(22,125)	(38,171)
Stock Option Exercise Proceeds and Tax Benefits	1,532	864	-

Net Cash Used by Financing Activities	(4,494)	(99,497)	(123,248)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	419	629	(1,175)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,085	100,562	(16,476)
CASH AND CASH EQUIVALENTS:
Beginning of Year	116,554	15,992	32,468

End of Year	$209,639	$116,554	$15,992

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$26,691	$26,693	$31,169

Income Taxes Paid (Refunded)	$4,340	$(6)	$4,107

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

FOR THE FISCAL YEARS ENDED JULY 3, 2011, JUNE 27, 2010 AND JUNE 28, 2009

(1) Nature of Operations:

Briggs & Stratton (the “Company”) is a U.S. based producer of air cooled gasoline engines and engine powered outdoor equipment. The Company’s Engines segment sells engines worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. The Company’s Power Products segment designs, manufacturers and markets a wide range of outdoor power equipment and related accessories.

(2) Summary of Significant Accounting Policies:

Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2011 fiscal year was 53 weeks long and the 2010 and 2009 fiscal years were 52 weeks long. All references to years relate to fiscal years rather than calendar years.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned domestic and foreign subsidiaries after elimination of intercompany accounts and transactions. Investments in companies that are owned 20% to 50% or are less than 20% owned and for which we have significant influence are accounted for by the equity method.

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

Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 41% of total inventories at each of July 3, 2011 and June 27, 2010. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $64.5 million and $57.6 million higher in fiscal 2011 and 2010, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts. During 2010 and 2009, liquidation of LIFO layers generated income of $1.7 million and $9.3 million, respectively. There were no liquidations of LIFO layers in 2011.

Goodwill and Other Intangible Assets: Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engines and Power Products. Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are comprised of trademarks, patents and customer relationships. Goodwill and trademarks, which are considered to have indefinite lives are not amortized; however, both must be tested for impairment annually. Amortization is recorded on a straight-line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of thirteen years. The customer relationships have been assigned an estimated useful life of twenty-five years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired. The Company performed the required impairment tests in fiscal 2011, 2010 and 2009. Refer to Note 5 for discussion of a non-cash goodwill impairment charge recorded in fiscal 2011.

Investments: This caption represents the Company’s investments in unconsolidated affiliated companies consisting of its 30% and 50% owned joint ventures. Combined financial information of the unconsolidated

Notes . . .

affiliated companies accounted for by the equity method, generally on a lag of 3 months or less, was as follows (in thousands):

Results of operations of unconsolidated affiliated companies for the fiscal year:

	2011	2010	2009
Results of Operations:
Sales	$120,614	$104,140	$110,688
Cost of Goods Sold	95,048	86,959	93,465

Gross Profit	$25,566	$17,181	$17,223

Net Income	$11,412	$7,113	$5,492

Balance sheets of unconsolidated affiliated companies as of fiscal year-end:

	2011	2010
Financial Position:
Assets:
Current Assets	$51,838	$58,950
Noncurrent Assets	18,292	17,573

	70,130	76,523

Liabilities:
Current Liabilities	$15,809	$20,829
Noncurrent Liabilities	5,749	6,925

	21,558	27,754

Equity	$48,572	$48,769

Net sales to equity method investees were approximately $4.7 million, $10.4 million and $11.3 million in 2011, 2010, and 2009, respectively. Purchases of finished products from equity method investees were approximately $115.7 million, $93.2 million and $102.5 million in 2011, 2010, and 2009, respectively.

Debt Issuance Costs: Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. Debt discounts incurred in connection with the issuance of the 8.875% Senior Notes were capitalized and amortized to interest expense using the effective interest method until the redemption during fiscal 2011. Approximately $1.2 million, $1.5 million and $1.6 million of debt issuance costs and original issue discounts were amortized to interest expense during the fiscal years 2011, 2010 and 2009, respectively.

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

Impairment of Property, Plant and Equipment: Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of

Notes . . .

assets. There were no adjustments to the carrying value of property, plant and equipment in fiscal 2011 and 2010. Refer to Note 19 of the Notes to Consolidated Financial Statements for an impairment charge recognized in fiscal 2009.

Warranty: The Company recognizes the cost associated with its standard warranty on engines and power products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	2011	2010
Balance, Beginning of Period	$41,945	$42,044

Payments	(28,599)	(31,015)

Provision for Current Year Warranties	35,273	32,089

Changes in Estimates	(2,624)	(1,173)

Balance, End of Period	$45,995	$41,945

Revenue Recognition: Net sales include sales of engines, power products, and related service parts and accessories, net of allowances for cash discounts, customer volume rebates and discounts, floor plan interest and advertising allowances. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, except for certain international shipments, where revenue is recognized when the customer receives the product.

Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by Briggs & Stratton as a marketing incentive for customers to buy inventory. The financing costs included in net sales in fiscal 2011, 2010 and 2009 were $6.6 million, $6.4 million and $6.2 million, respectively.

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

Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The amounts charged against income were $19.5 million in fiscal 2011, $22.3 million in fiscal 2010 and $23.0 million in fiscal 2009.

Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $24.3 million in fiscal 2011, $25.1 million in fiscal 2010 and $19.2 million in fiscal 2009.

Notes . . .

The Company reports co-op advertising expense as a reduction in net sales. Co-op advertising expense reported as a reduction in net sales totaled $0.2 million in fiscal 2011, $0.3 million in fiscal 2010 and $1.4 million in fiscal 2009.

Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2011, 2010 and 2009 was $5.3 million, $4.1 million and $4.3 million, respectively.

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

Information on earnings per share is as follows (in thousands except per share data):

	Fiscal Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Net Income	$24,355	$36,615	$31,972
Less: Dividends Attributable to Unvested Shares	(181)	(296)	(300)

Net Income available to Common Shareholders	$24,174	$36,319	$31,672

Average Shares of Common Stock Outstanding	49,677	49,668	49,572
Incremental Common Shares Applicable to Common Stock Options Based on the Common Stock Average Market Price During the Period	-	-	-
Incremental Common Shares Applicable to Deferred and Restricted Common Stock Based on the Common Stock Average Market Price During the Period	732	396	153

Diluted Average Shares of Common Stock Outstanding	50,409	50,064	49,725

Basic Earnings Per Share	$0.49	$0.73	$0.64
Diluted Earnings Per Share	$0.48	$0.73	$0.64

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares, and their inclusion in the computation would be antidilutive:

	Fiscal Year Ended
	July 3, 2011	June 27, 2010	June 28, 2009
Options to Purchase Shares of Common Stock (in thousands)	4,049	3,796	4,306
Weighted Average Exercise Price of Options Excluded	$28.17	$30.68	$29.53

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

Notes . . .

Consolidated Statements of Shareholders’ Investment. Information on Accumulated Other Comprehensive Income (Loss) is as follows (in thousands):

	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrecognized Pension and Postretirement Obligation	Accumulated Other Comprehensive Income (Loss)
Balance at June 29, 2008	$22,645	$4,449	$(137,328)	$(110,234)
Fiscal Year Change	(13,684)	(7,576)	(118,779)	(140,039)

Balance at June 28, 2009	8,961	(3,127)	(256,107)	(250,273)
Fiscal Year Change	(4,989)	11,626	(75,073)	(68,436)

Balance at June 27, 2010	3,972	8,499	(331,180)	(318,709)
Fiscal Year Change	22,017	(10,742)	63,936	75,211

Balance at July 3, 2011	$25,989	$(2,243)	$(267,244)	$(243,498)

Derivative Instruments & Hedging Activity: The Company enters into derivative contracts designated as cash flow hedges to manage certain foreign currency and commodity exposures. Company policy allows derivatives to be used only for identifiable exposures and, therefore, the Company does not enter into hedges for trading purposes where the sole objective is to generate profits.

The Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities, measured at fair value. The effective portion of gains or losses on the derivative designated as cash flow hedges are reported as a component of Accumulated Other Comprehensive Loss (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.

The Company periodically enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Australian Dollars, Canadian Dollars or Japanese Yen. These contracts generally do not have a maturity of more than twenty-four months.

The Company uses raw materials that are subject to price volatility. The Company hedges a portion of its exposure to the variability of cash flows associated with commodities used in the manufacturing process by entering into forward purchase contracts or commodity swaps. Derivative contracts designated as cash flow hedges are used by the Company to reduce exposure to variability in cash flows associated with future purchases of natural gas, aluminum, steel and copper. These contracts generally do not have a maturity of more than twenty-four months.

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

Notes . . .

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of July 3, 2011 and June 27, 2010, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		July 3, 2011	June 27, 2010
Foreign Currency:
Australian Dollar	Sell	34,295	19,636
Australian Dollar	Buy	-	4,500
Canadian Dollar	Sell	10,700	12,100
Euro	Sell	41,500	91,609
Japanese Yen	Buy	-	650,000
Commodity:
Copper (Pounds)	Buy	-	350
Natural Gas (Therms)	Buy	11,187	16,547
Aluminum (Metric Tons)	Buy	8	-
Steel (Metric Tons)	Buy	1	-

The location and fair value of derivative instruments reported in the Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	July 3, 2011	June 27, 2010
Foreign currency contracts:
Other Current Assets	$108	$16,440
Other Long-Term Assets, Net	-	1,478
Accrued Liabilities	(3,550)	(296)
Other Long-Term Liabilities	(280)	-
Commodity contracts:
Other Current Assets	26	34
Other Long-Term Assets, Net	-	-
Accrued Liabilities	(1,937)	(1,377)
Other Long-Term Liabilities	(91)	(728)

	$(5,724)	$15,551

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Earnings is as follows:

	Twelve months ended July 3, 2011
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts – sell	$(10,760)	Net Sales	$972	$-
Foreign currency contracts – buy	(29)	Cost of Goods Sold	(286)	-
Commodity contracts	47	Cost of Goods Sold	(2,564)	(2)

	$(10,742)		$(1,878)	$(2)

Notes . . .

	Twelve months ended June 27, 2010
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts – sell	$10,873	Net Sales	$(750)	$-
Foreign currency contracts – buy	(120)	Cost of Goods Sold	187	-
Commodity contracts	873	Cost of Goods Sold	2,978	2

	$11,626		$2,415	$2

During the next twelve months, the amount of the July 3, 2011 Accumulated Other Comprehensive Loss balance that is expected to be reclassified into earnings is $2.2 million.

New Accounting Pronouncements:

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

In May, 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow

In June 2009, the FASB issued new guidance that changes the approach to determining the primary beneficiary of a variable interest entity (VIE) and requires companies to more frequently assess whether they must consolidate VIEs. This standard was effective for the Company’s first quarter of fiscal 2011. As of June 28, 2010 and subsequently, the Company evaluated all entities that fall within the scope of this new guidance, including the Company’s investments in joint ventures, to determine whether consolidation of these entities was required. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Reclassification: Certain amounts in prior year financial statements have been reclassified to conform to current year presentation.

Notes . . .

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2011 and June 27, 2010 (in thousands):

		Fair Value Measurement Using
	July 3, 2011	Level 1	Level 2	Level 3
Assets:
Derivatives	$ 134	$ 108	$ 26	$ -
Liabilities:
Derivatives	5,858	3,830	2,028	-

Notes . . .

		Fair Value Measurement Using
	June 27, 2010	Level 1	Level 2	Level 3
Assets:
Derivatives	$ 17,952	$ 17,918	$ 34	$ -
Liabilities:
Derivatives	2,401	296	2,105	-

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

(5) Goodwill and Other Intangible Assets:

Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engines and Power Products. The Engines reporting unit had goodwill of $138.0 million and $136.9 million at July 3, 2011 and June 27, 2010, respectively. The Power Products reporting unit had goodwill of $64.9 million and $116.1 million at July 3, 2011 and June 27, 2010, respectively.

The changes in the carrying amount of goodwill for the fiscal years ended July 3, 2011 and June 27, 2010 are as follows (in thousands):

	2011	2010
Beginning Goodwill Balance	$252,975	$253,854
Impairment Loss	(49,450)	-
Tax Benefit on Amortization	(1,779)	(1,779)
Reversal of Tax Valuation Allowance	(700)	-
Reclassification	-	263
Effect of Translation	1,894	637

Ending Goodwill Balance	$202,940	$252,975

The Company evaluates goodwill for impairment at least annually as of the fiscal year-end or more frequently if events or circumstances indicate that the assets may be impaired. Based on a combination of factors, including the influence of prolonged macro-economic conditions on the lawn and garden market in the U.S. and the operating results of the Power Products segment during the past two years which lacked the benefit of certain weather related events that would have been favorable to the business, the Company’s forecasted cash flow estimates used in the goodwill assessment were adversely impacted. As a result, the Company concluded that the carrying value amounts of the Power Products reporting unit exceeded its fair value as of July 3, 2011. The Company recorded a non-cash goodwill impairment charge in the fourth quarter of fiscal 2011 of $49.5 million, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. This impairment charge is a non-cash expense that did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. No impairment charges were recorded within the Engines segment. The Company previously evaluated its goodwill at June 27, 2010, and determined that there were no impairments of goodwill.

Notes . . .

The Company’s other intangible assets as of July 3, 2011 and June 27, 2010 are as follows (in thousands):

	2011			2010
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$13,601	$(8,247)	$5,354	$13,601	$(7,049)	$6,552
Customer Relationships	17,910	(5,015)	12,895	17,910	(4,298)	13,612
Effect of Translation	52	(16)	36	22	-	22

Total Amortized Intangible Assets	31,563	(13,278)	18,285	31,533	(11,347)	20,186
Unamortized Intangible Assets:
Trademarks/Brand Names	69,841	-	69,841	69,841	-	69,841
Effect of Translation	1,149	-	1,149	318	-	318

Total Unamortized Intangible Assets	70,990	-	70,990	70,159	-	70,159

Total Intangible Assets	$102,553	$(13,278)	$89,275	$101,692	$(11,347)	$90,345

The Company also performs an impairment test of its intangible assets as of the fiscal year-end. As of July 3, 2011 and June 27, 2010, the Company concluded that no evidence of impairment of intangible assets existed.

Amortization expense of other intangible assets amounted to approximately $1.9 million in each of 2011, 2010, and 2009.

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2012	1,911
2013	1,911
2014	1,911
2015	1,860
2016	1,860

$9,453

(6) Income Taxes:

The provision (credit) for income taxes consists of the following (in thousands):

	2011	2010	2009
Current
Federal	$(2,908)	$4,740	$(1,152)
State	(177)	305	(336)
Foreign	4,667	3,658	2,557

	1,582	8,703	1,069
Deferred	6,117	3,755	7,368

	$7,699	$12,458	$8,437

Notes . . .

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2011	2010	2009
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	0.9%	0.9%	0.8%
Foreign Taxes	(16.2%)	1.9%	(4.3%)
Benefit on Dividends Received	(2.7%)	(1.6%)	(1.5%)
Changes to Unrecognized Tax Benefits	1.5%	(10.9%)	(7.5%)
*Other	5.5%	0.1%	(1.6%)

Effective Tax Rate	24.0%	25.4%	20.9%

* “Other” in fiscal 2011 includes 11.5% for the impact of goodwill impairment and -6% for the impact of current and prior year R&D tax credits.

The components of deferred income taxes were as follows (in thousands):

Current Asset (Liability):	2011	2010
Difference Between Book and Tax Related to:
Inventory	$15,940	$13,626
Payroll Related Accruals	4,798	4,725
Warranty Reserves	11,927	11,464
Workers Compensation Accruals	2,194	2,035
Other Accrued Liabilities	13,150	17,655
Pension Cost	927	1,032
Miscellaneous	(6,773)	(9,399)

Deferred Income Tax Asset (Liability)	$42,163	$41,138

Long-Term Asset (Liability):	2011	2010
Difference Between Book and Tax Related to:
Pension Cost	$52,404	$95,375
Accumulated Depreciation	(52,749)	(45,075)
Intangibles	(63,356)	(75,090)
Accrued Employee Benefits	36,386	33,676
Postretirement Health Care Obligation	44,408	52,711
Warranty	5,588	4,823
Valuation Allowance	(7,259)	(9,130)
Net Operating Loss/State Credit Carryforwards	9,370	10,475
Miscellaneous	6,209	4,728

Deferred Income Tax Asset (Liability)	$31,001	$72,493

The deferred tax assets that were generated as a result of foreign income tax loss carryforwards and tax incentives in the amount of $4.9 million are potentially not useable by certain foreign subsidiaries. If not utilized against taxable income, $4.5 million will expire from 2012 through 2022. The remaining $0.4 million has no expiration date. In addition, a deferred tax asset of $4.5 million was generated as a result of state income tax loss and state incentive tax credit carryforwards. If not utilized against future taxable income, this amount will expire from 2012 through 2026. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. Management believes that realization of the foreign deferred tax assets is unlikely, therefore valuation allowances were established in the amount of $4.9 million. In addition, state tax credits in the amount of $2.4 million are potentially not useable against future state income taxes.

The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries because the Company intends to reinvest such earnings indefinitely outside of the U.S. The undistributed earnings amounted to approximately $49.5 million at July 3, 2011. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting

Notes . . .

U.S. income tax. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The change to the gross unrecognized tax benefits of the Company during the fiscal year ended July 3, 2011 is reconciled as follows:

Unrecognized Tax Benefits (in thousands):

Beginning Balance at June 27, 2010	$12,302
Changes based on tax positions related to prior year	193
Additions based on tax positions related to current year	1,520
Settlements with taxing authorities	(1,072)
Lapse of statute of limitations	(903)

Balance at July 3, 2011	$12,040

The presentation of Unrecognized Tax Benefits was modified in fiscal 2011 to show the gross impact of uncertain tax positions in the rollforward schedule. The net unrecognized tax benefit as of July 3, 2011 and June 27, 2010 is $9.9 million and $10.8 million, respectively.

As of July 3, 2011, $9.9 million represents the portion of gross unrecognized tax benefits that, if recognized, would impact the effective tax rate. As of June 27, 2010, $11.1 million represents the portion of net unrecognized tax benefits that, if recognized, would impact the effective tax rate.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 3, 2011 and June 27, 2010, the Company had $5.7 million and $5.9 million, respectively, accrued for the payment of interest and penalties.

There is a reasonable possibility that approximately $4.7 million of the current remaining unrecognized tax benefits may be recognized by the end of fiscal year 2012 as a result of a lapse in the statute of limitations in certain foreign jurisdictions.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2009 and is currently under audit by various state and foreign jurisdictions. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations before fiscal 2001.

(7) Segment and Geographic Information and Significant Customers:

The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2011	2010 [1]	2009 [1]
NET SALES:
Engines	$1,399,532	$1,360,475	$1,370,468
Power Products	878,998	843,609	920,367
Eliminations	(168,532)	(176,212)	(198,646)

	$2,109,998	$2,027,872	$2,092,189

GROSS PROFIT ON SALES:
Engines	$319,584	$300,246	$262,833
Power Products	77,406	86,416	69,947
Eliminations	1,326	(6,727)	899

	$398,316	$379,935	$333,679

Notes . . .

	2011	2010 [1]	2009 [1]
INCOME (LOSS) FROM OPERATIONS:
Engines	$120,402	$83,521	$87,328
Power Products	(73,512)	(7,707)	(19,886)
Eliminations	1,326	(6,727)	899

	$48,216	$69,087	$68,341

ASSETS:
Engines	$1,196,627	$1,161,775	$1,099,653
Power Products	692,971	678,594	700,651
Eliminations	(223,380)	(150,312)	(181,281)

	$1,666,218	$1,690,057	$1,619,023

CAPITAL EXPENDITURES:
Engines	$50,050	$32,635	$32,032
Power Products	9,869	11,808	10,995

	$59,919	$44,443	$43,027

DEPRECIATION & AMORTIZATION:
Engines	$44,060	$47,760	$49,045
Power Products	17,768	18,472	18,758

	$61,828	$66,232	$67,803

1 Prior year amounts have been reclassified to conform to current year presentation. These adjustments relate to the sale of certain products through our foreign subsidiaries that had been reported within the Engines segment, but are now reported in the Power Products segment. These adjustments align our segment reporting with current management responsibilities.

Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2011	2010	2009
United States	$1,421,994	$1,471,708	$1,589,223
All Other Countries	688,004	556,164	502,966

Total	$2,109,998	$2,027,872	$2,092,189

Information regarding the Company’s property, plant and equipment based on geographic location (in thousands):

	2011	2010	2009
United States	$304,136	$303,192	$322,381
All Other Countries	35,164	34,571	37,794

Total	$339,300	$337,763	$360,175

Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales, respectively:

	2011		2010		2009
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$295,286	14%	$296,066	15%	$316,021	15%
MTD	273,132	13%	295,148	14%	203,254	10%

	$568,418	27%	$591,214	29%	$519,275	25%

(8) Leases:

The Company leases certain facilities, vehicles, and equipment under both capital and operating leases. Assets held under capital leases are included in Plant and Equipment and are charged to depreciation and interest over the life of the lease. Related liabilities are included in Other Accrued Liabilities and Other

Notes . . .

Long-Term Liabilities. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2011, 2010 and 2009 was $24.8 million, $25.2 million and $24.7 million, respectively. Future minimum lease commitments for all non-cancelable leases as of July 3, 2011 are as follows (in thousands):

Fiscal Year	Operating	Capital
2012	16,197	474
2013	13,431	133
2014	9,556	-
2015	5,334	-
2016	1,421	-
Thereafter	1,617	-

Total future minimum lease commitments	$47,556	607

Less: Interest		36

Present value of minimum capital lease payments		$571

(9) Indebtedness:

Long-Term Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	2011	2010
Revolving Credit Facility	$-	$-
6.875% Senior Notes	225,000	-
8.875% Senior Notes	-	203,460

Total Long-Term Debt	$225,000	$203,460

In December 2010, the Company issued $225 million of 6.875% Senior Notes due December 15, 2020. The net proceeds of the offering were primarily used to redeem the outstanding principal of the 8.875% Senior Notes due March 15, 2011. In connection with the refinancing and the issuance of the 6.875% Senior Notes, the Company incurred approximately $5.0 million in new deferred financing costs, which are being amortized over the life of the 6.875% Senior Notes using the effective interest method. In addition, at the time of the refinancing the Company expensed approximately $3.7 million associated with the make-whole terms of the 8.875% Senior Notes, $0.1 million in remaining deferred financing costs and $0.1 million of original issue discount. These amounts are included in interest expense in the Consolidated Statements of Earnings. The 8.875% Senior Notes were classified as Current Maturity on Long-Term Debt in the Consolidated Balance Sheet as of the end of fiscal 2010.

Additionally, under the terms of the indentures and credit agreements governing the 6.875% Senior Notes, Briggs & Stratton Power Products Group, LLC became a joint and several guarantor of amounts outstanding under the 6.875% Senior Notes. Refer to Note 18 of the Notes to Consolidated Financial Statements for subsidiary guarantor financial information.

Credit Agreement

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement (“Credit Agreement”). See further discussion in Note 18 of the Notes to the Consolidated Financial Statements. There were no borrowings under the Credit Agreement as of July 3, 2011 and June 27, 2010.

The Credit Agreement provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Credit Agreement has a term of five years and all outstanding

Notes . . .

borrowings on the Credit Agreement are due and payable on July 12, 2012. Borrowings under the Credit Agreement by the Company bear interest at a rate per annum equal to, at its option, either:

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

The Credit Agreement contains covenants that the Company considers usual and customary for an agreement of this type, including a maximum total leverage ratio and minimum interest coverage ratio. Certain of the Company’s subsidiaries are required to be guarantors of the Company’s obligations under the Credit Agreement.

The Credit Agreement and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of July 3, 2011, the Company was in compliance with these covenants.

Foreign Lines of Credit

The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts totaled $10.8 million at July 3, 2011, expire at various times throughout fiscal 2012 and beyond and are renewable. None of these arrangements had material commitment fees or compensating balance requirements. Borrowings using these lines of credit are included in short-term debt. Outstanding balances are as follows (in thousands):

	2011	2010
Balance at Fiscal Year-End	$3,000	$3,000
Weighted Average Interest Rate at Fiscal Year-End	3.61%	3.77%

(10) Other Income, Net:

The components of Other Income, Net are as follows (in thousands):

	2011	2010	2009
Interest Income	$369	$1,172	$1,081
Equity in Earnings from Unconsolidated Affiliates	5,082	4,071	1,526
Other Items	1,705	1,212	608

Total	$7,156	$6,455	$ 3,215

(11) Commitments and Contingencies:

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines (“Horsepower Class Actions”). On December 5, 2008, the Multidistrict Litigation Panel coordinated and transferred the cases to Judge Adelman of the U. S. District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999).

Notes . . .

On February 24, 2010, the Company entered into a Stipulation of Settlement (“Settlement”) that resolves all of the Horsepower Class Actions. The Settlement resolves all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a Defendant. On August 16, 2010, Judge Adelman issued a final order approving the Settlement as well as the settlements of all other defendants. In August and September 2010, several class members filed a Notice of Appeal of Judge Adelman’s final approval order to the U. S. Court of Appeals for the Seventh Circuit. All of those appeals were settled as of February 16, 2011 with no additional contribution from Briggs & Stratton.

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

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company’s right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees’ insurance coverage, restitution with interest (if applicable) and attorneys’ fees and costs. The Company moved to dismiss the complaint and believes the changes are within its rights. On April 21, 2011, the district court issued an order granting the Company’s motion to dismiss the complaint. The plaintiffs filed a motion with the court to reconsider its order on May 17, 2011. On August 24, 2011, the Court granted the plaintiffs’ motion and vacated the dismissal of the case, and discovery will therefore proceed in the matter.

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

(12) Stock Incentives:

Effective July 2, 2007, the Company adopted the Powerful Solution Incentive Compensation Program. The Company previously adopted an Incentive Compensation Plan, effective October 20, 2004, under which 4,000,000 shares of common stock (8,000,000 shares as a result of the 2-for-1 stock split) were reserved for future issuance. An amendment to the Incentive Compensation Plan approved by shareholders on October 21, 2009, added 2,481,494 shares to the shares available for grant under the plan. Prior to October 20, 2004, the Company had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance. The adoption of the Incentive Compensation Plan reduced the number of shares

Notes . . .

available for future issuance under the Stock Incentive Plan to zero. However, as of July 3, 2011, there were 1,590,120 outstanding option and restricted stock awards granted under the Stock Incentive Plan that are or may become exercisable in the future. No additional shares of common stock were reserved for future issuance under the Powerful Solution Incentive Compensation Program. In accordance with the three plans, the Company can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock and cash bonus awards subject to certain annual limitations. The plans also allow the Company to issue directors non-qualified stock options and directors’ fees in stock.

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. During fiscal 2011, 2010 and 2009, the Company recognized stock based compensation expense of approximately $9.6 million, $7.0 million, and $4.0 million, respectively. Included in stock based compensation expense for fiscal 2011 was an expense of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards. The modification of the awards was made in connection with the Company’s previously announced organization changes that involved a planned reduction of salaried employees during the second quarter of fiscal 2011. The Company also recorded expenses of approximately $2.2 million for severance and other related employee separation costs associated with the reduction.

On the grant date, the exercise price of each stock option issued exceeds the market value of the stock by 10%. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and standard industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

Options Granted During	2011	2010	2009

Grant Date Fair Value	$5.24	$5.07	$1.93
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)

Assumptions:
Risk-free Interest Rate	1.5%	2.5%	3.1%
Expected Volatility	43.2%	40.4%	32.7%
Expected Dividend Yield	2.4%	2.5%	6.5%
Expected Term (In Years)	5.0	5.0	5.0

Information on the options outstanding is as follows:

	Shares	Wtd. Avg. Ex. Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, June 29, 2008	3,885,321	$31.96

Granted During the Year	729,990	14.83
Exercised During the Year	-	-
Expired During the Year	(309,630)	25.35

Balance, June 28, 2009	4,305,681	$29.53

Granted During the Year	730,000	19.73
Exercised During the Year	(58,250)	14.83
Expired During the Year	(509,554)	27.99

Balance, June 27, 2010	4,467,877	$28.29

Granted During the Year	785,250	19.88
Exercised During the Year	(103,290)	14.83
Expired During the Year	(428,647)	37.22

Balance, July 3, 2011	4,721,190	$26.38	2.51	$4,108

Exercisable, July 3, 2011	2,637,490	$32.64	1.91	$-

Notes . . .

The total intrinsic value of options exercised during the fiscal year ended 2011 was $0.7 million. The exercise of options resulted in cash receipts of $1.8 million in fiscal 2011. The total intrinsic value of options exercised during the fiscal year ended 2010 was $0.5 million. The exercise of options resulted in cash receipts of $1.1 million in fiscal 2010. No options were exercised in fiscal 2009.

Options Outstanding
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2004	8-15-03	8-15-06	8-15-13	30.44	650,280
2005	8-13-04	8-13-07	8-13-14	36.68	939,840
2006	8-16-05	8-16-08	8-16-10	38.83	-
2007	8-15-06	8-15-09	8-15-11	29.87	474,240
2008	8-14-07	8-14-10	8-31-12	30.81	573,130
2009	8-19-08	8-19-11	8-31-13	14.83	568,450
2010	8-18-09	8-18-12	8-31-14	19.73	730,000
2011	8-17-10	8-17-13	8-31-15	19.88	785,250

Below is a summary of the status of the Company’s nonvested shares as of July 3, 2011, and changes during the year then ended:

	Deferred Stock		Restricted Stock		Stock Options
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares, June 27, 2010	337,581	$18.20	400,012	$19.80	1,994,330	$4.08
Granted	184,330	18.19	269,290	18.09	785,250	5.24
Cancelled	-	-	(4,500)	21.44	-	-
Exercised	-	-	-	-	(103,290)	1.93
Vested	(33,127)	33.78	(40,802)	35.00	(592,590)	5.31

Nonvested shares, July 3, 2011	488,784	$17.14	624,000	$18.06	2,083,700	$4.28

As of July 3, 2011, there was $6.5 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 2.0 years. The total fair value of shares vested during fiscal 2011 and 2010 was $4.5 million and $3.2 million, respectively.

Under the plans, the Company has issued restricted stock to certain employees. During fiscal years 2011, 2010 and 2009, the Company has issued 269,290, 194,480 and 118,975 shares, respectively. The restricted stock vests on the fifth anniversary date of the issue provided the recipient is still employed by the Company. The aggregate market value on the date of issue is approximately $4.9 million, $3.5 million and $1.6 million in fiscal 2011, 2010 and 2009, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.

Under the plans, the Company may also issue deferred stock to its directors in lieu of directors fees. The Company has issued 28,727, 31,026 and 47,744 shares in fiscal 2011, 2010 and 2009, respectively, under this provision of the plans.

Under the plans, the Company may also issue deferred stock to its officers and key employees. The Company has issued 155,603, 149,650 and 77,135 shares in fiscal 2011, 2010 and 2009, respectively, under this provision. The aggregate market value on the date of issue was approximately $2.8 million, $2.7 million and $1.0 million, respectively. Expense is recognized ratably over the five-year vesting period.

Notes . . .

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2011	2010	2009
Stock Options:
Pretax compensation expense	$3,397	$4,028	$1,760
Tax benefit	(1,325)	(1,571)	(686)

Stock option expense, net of tax	$2,072	$2,457	$1,074

Restricted Stock:
Pretax compensation expense	$3,512	$1,754	$1,097
Tax benefit	(1,370)	(684)	(428)

Restricted stock expense, net of tax	$2,142	$1,070	$669

Deferred Stock:
Pretax compensation expense	$2,686	$1,193	$1,142
Tax benefit	(1,048)	(465)	(445)

Deferred stock expense, net of tax	$1,638	$728	$697

Total Stock-Based Compensation:
Pretax compensation expense	$9,595	$6,975	$3,999
Tax benefit	(3,743)	(2,720)	(1,559)

Total stock-based compensation, net of tax	$5,852	$4,255	$2,440

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

The Company has forward foreign exchange contracts to sell foreign currency, with the Euro as the most significant. These contracts are used to hedge foreign currency collections on sales of inventory. The Company also has forward contracts to purchase foreign currencies. The Company’s foreign currency forward contracts are carried at fair value based on current exchange rates.

Notes . . .

The Company had the following forward currency contracts outstanding at the end of fiscal 2011:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	34.3	33.6	35.9	2.3	U.S.	June 2012
Canadian Dollar	Sell	10.7	10.8	11.1	0.3	U.S.	February 2012
Euro	Sell	41.5	58.7	60.1	1.3	U.S.	April 2012

The Company had the following forward currency contracts outstanding at the end of fiscal 2010:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	15.1	12.9	12.9	.1	U.S.	March 2011
Canadian Dollar	Sell	12.1	11.7	11.7	-	U.S.	February 2011
Euro	Sell	91.6	131.0	113.5	(17.5)	U.S.	June 2011
Japanese Yen	Buy	650.0	7.2	7.3	(.1)	U.S.	November 2010

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2011, 2010, or 2009.

Notes . . .

(15) Employee Benefit Costs:

Retirement Plan and Other Postretirement Benefits

The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2011	2010	2011	2010
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	5.35%	5.30%	4.45%	4.60%
Expected Rate of Future Compensation Level Increases	3.0- 4.0%	3.0-4.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%	n/a	n/a

Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$1,108,427	$938,269	$180,609	$200,114
Service Cost	13,475	11,197	486	604
Interest Cost	56,696	60,705	7,088	10,942
Plan Amendments	212	-	(8,750)	(13,514)
Plan Participant Contributions	-	-	1,234	1,357
Actuarial Loss	6,747	170,148	5,329	4,781
Benefits Paid	(75,258)	(71,892)	(24,200)	(23,675)

Projected Benefit Obligation at End of Year	$1,110,299	$1,108,427	$161,796	$180,609

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$831,490	$797,258	$-	$-
Actual Return on Plan Assets	157,420	104,171	-	-
Plan Participant Contributions	-	-	1,234	1,357
Employer Contributions	2,558	1,953	22,966	22,318
Benefits Paid	(75,258)	(71,892)	(24,200)	(23,675)

Fair Value of Plan Assets at End of Year	$916,210	$831,490	$-	$-

Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(194,089)	$(276,937)	$(161,796)	$(180,609)

Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(191,417)	$(274,737)	$-	$-
Accrued Wages and Salaries	(2,672)	(2,200)	-	-
Accrued Postretirement Health Care Obligation	-	-	(116,092)	(135,978)
Accrued Liabilities	-	-	(22,576)	(22,847)
Accrued Employee Benefits	-	-	(23,128)	(21,784)

Net Amount Recognized at End of Year	$(194,089)	$(276,937)	$(161,796)	$(180,609)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Transition Assets (Obligation)	$(10)	$(15)	$-	$-
Net Actuarial Loss	(219,637)	(275,437)	(56,708)	(59,830)
Prior Service Credit (Cost)	(4,022)	(5,758)	13,132	9,858

Net Amount Recognized at End of Year	$(223,669)	$(281,210)	$(43,576)	$(49,972)

Notes . . .

The accumulated benefit obligation for all defined benefit pension plans was $1,062 million and $1,055 million at July 3, 2011 and June 27, 2010, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$13,475	$11,197	$11,507	$486	$604	$721
Interest Cost on Projected Benefit Obligation	56,696	60,705	61,210	7,088	10,942	12,487
Expected Return on Plan Assets	(76,975)	(81,021)	(83,331)	-	-	-
Amortization of:
Transition Obligation	8	8	8	-	-	-
Prior Service Cost (Credit)	3,059	3,068	3,348	(3,485)	(1,140)	(876)
Actuarial Loss	17,771	3,171	558	10,268	10,418	9,840

Net Periodic (Income) Expense	$14,034	$(2,872)	$(6,700)	$14,357	$20,824	$22,172

Significant assumptions used in determining net periodic (income) expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009

Discount Rate	5.30%	6.75%	7.0%	4.60%	6.00%	6.40%
Expected Return on Plan Assets	8.50%	8.75%	8.75%	n/a	n/a	n/a
Compensation Increase Rate	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a

The amounts in Accumulated Other Comprehensive Income that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Transition Obligation	$8	$-
Prior Service Cost (Credit)	2,899	(3,835)
Net Actuarial Loss	18,706	8,947

The “Other Postretirement Benefit” plans are unfunded.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company’s right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees’ insurance coverage, restitution with interest (if applicable) and attorneys’ fees and costs. The Company moved to dismiss the complaint and believes the changes are within its rights. On April 21, 2011, the district court issued an order granting the Company’s motion to dismiss the complaint. The plaintiffs filed a motion with the court to reconsider its order on May 17, 2011. On August 24, 2011, the Court granted the plaintiffs’ motion and vacated the dismissal of the case, and discovery will therefore proceed in the matter.

Notes . . .

For measurement purposes an 8.7% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2011 decreasing gradually to 4.5% for the fiscal year 2028. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $3.0 million and would increase the service and interest cost by $0.1 million for fiscal 2011. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $3.5 million and decrease the service and interest cost by $0.1 million for the fiscal year 2011.

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

Plan Assets

A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The Company’s pension plan’s asset allocations at July 3, 2011 and June 27, 2010, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2011	2010
Domestic Equities	17%-23%	19%	20%
International Equities	2%-6%	4%	4%
Alternative & Absolute Return	25%-35%	35%	31%
Hedge Funds	0%-5%	0%	4%
Real Estate	0%	0%	3%
Emerging Markets Global Balanced	2%-5%	3%	3%
Fixed Income	37%-43%	36%	31%
Cash Equivalents	1%	3%	4%

		100%	100%

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

Notes . . .

			July 3, 2011
Category			Total	Level 1	Level 2	Level 3
Short-term Investments:			$30,103	$30,103	$-	$-
Fixed Income Securities:			330,283	-	330,283	-
Equity Securities:
U.S. common stocks			176,370	176,370	-	-
International mutual funds			38,155	38,155	-	-
Other Investments:
Venture capital funds	(A	)	189,353	-	-	189,353
Debt funds	(B	)	44,373	-	-	44,373
Real estate funds	(C	)	17,242	-	-	17,242
Private equity funds	(D	)	64,215	-	-	64,215
Global balanced funds	(E	)	26,662	-	-	26,662

Total Investments			$916,756	$244,628	$330,283	$341,845
Securities lending collateral pools, net	(F	)	(546)	-	(546)	-

Fair Value of Plan Assets at End of Year			$916,210	$244,628	$329,737	$341,845

			June 27, 2010
Category			Total	Level 1	Level 2	Level 3
Short-term Investments:			$41,951	$41,951	$-	$-
Fixed Income Securities:			259,375	-	259,375	-
Equity Securities:
U.S. common stocks			161,125	161,125	-	-
International mutual funds			31,130	31,130	-	-
Other Investments:
Venture capital funds	(A	)	136,179	-	-	136,179
Debt funds	(B	)	47,110	-	-	47,110
Real estate funds	(C	)	40,041	-	-	40,041
Private equity funds	(D	)	58,610	-	-	58,610
Global balanced funds	(E	)	22,805	-	-	22,805
Hedge funds	(G	)	35,026	-	-	35,026

Total Investments			$833,352	$234,206	$259,375	$339,771
Securities lending collateral pools, net	(F	)	(2,966)	-	(2,966)	-
Cash and other			1,104	1,104	-	-

Fair Value of Plan Assets at End of Year			$831,490	$235,310	$256,409	$339,771

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

(B)	This fund primarily invests in the debt of various entities including corporations and governments in emerging markets, mezzanine financing, or entities that are undergoing, are considered likely to undergo or have undergone a reorganization.

(C)	This category invests primarily in real estate related investments, including real estate properties, securities of real estate companies and other companies with significant real estate assets as well as real estate related debt and equity securities.

(D)	Primarily represents investments in all sizes of mostly privately held operating companies in the following core industry sectors: healthcare, energy, financial services, technology-media-telecommunications and industrial and consumer.

Notes . . .

(E)	Primarily represents investments in emerging market debt and equity.

(F)	This category comprises pools of cash like debt securities and floating rate notes having a maturity or average life of three years or less, with a final payment of principal occurring in five years or less. Some of the investments are collateralized mortgage-backed securities whose maturities have been extended. This category’s fair value is determined based on the net book value of the plan’s pro-rated share of the collateral pool.

(G)	This category invests in multi-strategy hedge fund-of-funds and funds that use leverage and derivatives to invest long and short in global currency markets, bond markets, equity markets, industry sectors and commodities.

The following tables present the changes in Level 3 investments for the pension plan (in thousands).

Changes to Level 3 investments for the year ended July 3, 2011:

Category	June 27, 2010 Fair Value	Purchases, Sales, Issuances, and Settlements	Realized and Unrealized Gain (Loss)	July 3, 2011 Fair Value (a)
Venture capital funds	$136,179	$(10,290)	$63,464	$189,353
Debt funds	47,110	(7,667)	4,930	44,373
Real estate funds	40,041	(2,709)	(20,090)	17,242
Private equity funds	58,610	(3,465)	9,070	64,215
Global balanced funds	22,805	-	3,857	26,662
Hedge funds	35,026	(36,533)	1,507	-

	$339,771	$(60,664)	$62,738	$341,845

Changes to Level 3 investments for the year ended June 27, 2010:

Category	June 28, 2009 Fair Value	Purchases, Sales, Issuances, and Settlements	Realized and Unrealized Gain	June 27, 2010 Fair Value (a)
Venture capital funds	$133,556	$(10,535)	$13,158	$136,179
Debt funds	39,227	(1,005)	8,888	47,110
Real estate funds	38,044	1,413	584	40,041
Private equity funds	55,517	(61)	3,154	58,610
Global balanced funds	13,360	5,000	4,445	22,805
Hedge funds	33,606	-	1,420	35,026

	$313,310	$(5,188)	$31,649	$339,771

(a) There were no transfers in or out of Level 3 during the years ended July 3, 2011 or June 27, 2010.

Contributions

The Company is required to make minimum contributions to the qualified pension plan of $30.2 million in fiscal 2012. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.

Notes . . .

Estimated Future Benefit Payments

Projected benefit payments from the plans as of July 3, 2011 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life	LTD
2012	$70,625	$2,734	$22,748	$1,268	$110
2013	70,795	2,731	21,872	1,292	116
2014	70,915	2,736	20,618	1,315	93
2015	71,207	2,735	17,784	1,336	94
2016	71,243	2,724	15,961	1,355	95
2017-2021	356,793	14,980	49,902	6,973	273

Defined Contribution Plans

Employees of the Company may participate in a defined contribution savings plan that allows participants to contribute a portion of their earnings in accordance with plan specifications. A maximum of 1-1/2% to 3-1/2% of each participant’s salary, depending upon the participant’s group, is matched by the Company. Some of these Company matching contributions ceased July 1, 2009 and were reinstated effective January 1, 2010. Additionally, certain employees may receive Company nonelective contributions equal to 2% of the employee’s salary. The Company contributions totaled $8.7 million in 2011, $7.6 million in 2010 and $8.1 million in 2009.

Postemployment Benefits

The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using a 4.45% interest rate for fiscal year 2011 and 4.60% interest rate for fiscal year 2010. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.

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

Long-Term Debt: The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt -
6.875% Notes Due 2020	$225,000	$233,726	$-	$-
8.875% Notes Due 2011	$-	$-	$203,460	$215,733
Borrowings on Revolving Credit Facility	$-	$-	$-	$-

(17) Assets Held for Sale:

On July 1, 2009 the Company announced a plan to close its Jefferson and Watertown, Wisconsin manufacturing facilities in fiscal 2010. At July 3, 2011 and June 27, 2010, the Company had $4.0 million included in Assets Held for Sale in its Consolidated Balance Sheets consisting of certain assets related to the Jefferson, WI production facility. Prior to the closure, the facility manufactured all portable generator and pressure washer products marketed and sold by the Company within its Power Products segment.

Notes . . .

(18) Separate Financial Information of Subsidiary Guarantors of Indebtedness:

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

	July 3, 2011 Carrying Amount	Maximum Guarantee
6.875% Senior Notes, due December 15, 2020	$225,000	$225,000
Revolving Credit Facility, expiring July 2012	$0	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET: As of July 3, 2011	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$519,783	$343,266	$244,473	$(138,858)	$968,664
Investment in Subsidiary	617,553	-	-	(617,553)	-
Noncurrent Assets	455,876	229,054	50,692	(38,068)	697,554

	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

Current Liabilities	$292,908	$88,888	$95,044	$(132,457)	$344,383
Other Long-Term Obligations	562,361	20,988	45,012	(44,469)	583,892
Shareholders’ Equity	737,943	462,444	155,109	(617,553)	737,943

	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

As of June 27, 2010
Current Assets	$495,890	$369,714	$210,764	$(170,726)	$905,642
Investment in Subsidiary	677,242	-	-	(677,242)	-
Noncurrent Assets	484,869	284,749	47,399	(32,602)	784,415

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

Current Liabilities	$607,295	$37,530	$89,412	$(170,726)	$563,511
Other Long-Term Obligations	400,129	74,868	33,573	(32,602)	475,969
Shareholders’ Equity	650,577	542,065	135,177	(677,242)	650,577

	$1,658,001	$654,463	$258,163	$(880,570)	$1,690,057

Notes . . .

STATEMENT OF EARNINGS: For the Fiscal Year Ended July 3, 2011	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,327,378	$752,970	$343,293	$(313,643)	$2,109,998
Cost of Goods Sold	1,047,229	705,410	272,686	(313,643)	1,711,682

Gross Profit	280,149	47,560	70,607	-	398,316
Engineering, Selling, General and Administrative Expenses	179,822	78,293	42,535	-	300,650
Goodwill Impairment	-	49,450	-	-	49,450
Equity in Loss from Subsidiaries	28,636	-	-	(28,636)	-

Income (Loss) from Operations	71,691	(80,183)	28,072	28,636	48,216
Interest Expense	(23,084)	(66)	(168)	-	(23,318)
Other Income (Expense), Net	4,331	308	2,517	-	7,156

Income (Loss) Before Provision for Income Taxes	52,938	(79,941)	30,421	28,636	32,054
Provision (Credit) for Income Taxes	28,583	(25,552)	4,668	-	7,699

Net Income (Loss)	$24,355	$(54,389)	$25,753	$28,636	$24,355

For the Fiscal Year Ended June 27, 2010
Net Sales	$1,299,283	$740,336	$279,134	$(290,882)	$2,027,872
Cost of Goods Sold	1,039,021	683,061	216,736	(290,882)	1,647,937

Gross Profit	260,262	57,275	62,398	-	379,935
Engineering, Selling, General and Administrative Expenses	164,358	76,572	39,318	-	280,248
Litigation Settlement	30,600	-	-	-	30,600
Equity in Earnings from Subsidiaries	(20,688)	-	-	20,688	-

Income (Loss) from Operations	85,992	(19,297)	23,080	(20,688)	69,087
Interest Expense	(26,218)	(96)	(155)	-	(26,469)
Other Income (Expense), Net	(7,644)	158	13,942	-	6,455

Income (Loss) Before Provision for Income Taxes	52,130	(19,235)	36,867	(20,688)	49,073
Provision (Credit) for Income Taxes	15,515	(6,962)	3,904	-	12,458

Net Income (Loss)	$36,615	$(12,275)	$32,963	$(20,688)	$36,615

For the Fiscal Year Ended June 28, 2009
Net Sales	$1,316,402	$819,826	$299,200	$(343,239)	$2,092,189
Cost of Goods Sold	1,083,065	767,615	246,494	(343,239)	1,753,935
Impairment of Property, Plant and Equipment	-	4,575	-	-	4,575

Gross Profit	233,337	47,636	52,706	-	333,679
Engineering, Selling, General and Administrative Expenses	148,811	75,801	40,726	-	265,338
Equity in Loss from Subsidiaries	8,644	-	-	(8,644)	-

Income (Loss) from Operations	75,882	(28,165)	11,980	8,644	68,341
Interest Expense	(30,657)	(166)	(324)	-	(31,147)
Other Income (Expense), Net	2,947	286	(18)	-	3,215

Income (Loss) Before Provision for Income Taxes	48,172	(28,045)	11,638	8,644	40,409
Provision (Credit) for Income Taxes	16,200	(9,939)	2,176	-	8,437

Net Income (Loss)	$31,972	$(18,106)	$9,462	$8,644	$31,972

Notes . . .

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 3, 2011	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$24,355	$(54,389)	$25,753	$28,636	$24,355
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	39,632	17,768	4,428	-	61,828
Stock Compensation Expense	9,595	-	-	-	9,595
Impairment Charge	-	49,450	-	-	49,450
Earnings of Unconsolidated Affiliates, Net of Dividends	1,897	-	-	-	1,897
Equity in Earnings from Subsidiaries	28,636	-	-	(28,636)	-
Loss on Disposition of Plant and Equipment	479	920	252	-	1,651
Long-Term Intercompany Notes	(5,466)	-	5,466	-	-
Provision (Credit) for Deferred Income Taxes	41,364	(34,778)	(469)	-	6,117
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	35,955	10,878	6,904	(15,962)	37,775
(Increase) Decrease in Inventories	(15,635)	5,439	(10,351)	-	(20,547)
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(855)	2,851	(153)	-	1,843
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	(14,013)	(11,663)	21,799	(10,204)	(14,081)
Other, Net	2,484	91	(5,527)	-	(2,952)

Net Cash Provided (Used) by Operating Activities	148,428	(13,433)	48,102	(26,166)	156,931

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(47,627)	(9,384)	(2,908)	-	(59,919)
Proceeds Received on Disposition of Plant and Equipment	73	49	26	-	148
Cash Investment in Subsidiary	3,908	-	11,905	(15,813)	-

Net Cash Used by Investing Activities	(43,646)	(9,335)	9,023	(15,813)	(59,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(21,194)	20,465	(4,135)	26,166	21,302
Debt Issuance Costs	(4,994)	-	-	-	(4,994)
Cash Dividends Paid	(22,334)	-	-	-	(22,334)
Stock Option Exercise Proceeds and Tax Benefits	1,532	-	-	-	1,532
Capital Contributions Received	-	-	(15,813)	15,813	-

Net Cash Provided (Used) by Financing Activities	(46,990)	20,465	(19,948)	41,979	(4,494)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	419	-	419

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,792	(2,303)	37,596	-	93,085
Cash and Cash Equivalents, Beginning of Year	100,880	3,675	11,999	-	116,554

Cash and Cash Equivalents, End of Year	$158,672	$1,372	$49,595	$-	$209,639

Notes . . .

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 27, 2010	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$36,615	$(12,275)	$32,963	$(20,688)	$36,615
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	42,358	18,472	5,402	-	66,232
Stock Compensation Expense	6,975	-	-	-	6,975
Earnings of Unconsolidated Affiliates, Net of Dividends	(254)	-	188	-	(66)
Equity in Earnings from Subsidiaries	(20,688)	-	-	20,688	-
Loss on Disposition of Plant and Equipment	1,544	489	92	-	2,125
Long-Term Intercompany Notes	11,782	-	(11,782)	-	-
Provision (Credit) for Deferred Income Taxes	7,033	(2,993)	(285)	-	3,755
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	(9,664)	5,393	16,594	(36,753)	(24,430)
Decrease in Inventories	59,326	5,705	10,745	613	76,389
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(2,302)	3,113	221	-	1,032
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	41,432	12,705	(30,752)	39,754	63,139
Other, Net	5,611	4,010	2,354	-	11,975

Net Cash Provided by Operating Activities	179,767	34,619	25,740	3,615	243,741

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(28,903)	(11,494)	(4,046)	-	(44,443)
Proceeds Received on Disposition of Plant and Equipment	220	40	16	-	276
Cash Investment in Subsidiary	26,305	-	2,627	(28,932)	-
Other, Net	(144)	-	612	(612)	(144)

Net Cash Used by Investing Activities	(2,522)	(11,454)	(791)	(29,544)	(44,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(56,647)	(20,790)	2,204	(3,003)	(78,236)
Cash Dividends Paid	(22,125)	-	-	-	(22,125)
Stock Option Exercise Proceeds and Tax Benefits	864	-	-	-	864
Capital Contributions Received	-	-	(28,932)	28,932	-

Net Cash Used by Financing Activities	(77,908)	(20,790)	(26,728)	25,929	(99,497)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	629	-	629

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,337	2,375	(1,150)	-	100,562
Cash and Cash Equivalents, Beginning of Year	1,541	1,301	13,150	-	15,992

Cash and Cash Equivalents, End of Year	$100,880	$3,675	$11,999	$-	$116,554

Notes . . .

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 28, 2009	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$31,972	$(18,106)	$9,462	$8,644	$31,972
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	44,476	18,758	4,569	-	67,803
Stock Compensation Expense	3,999	-	-	-	3,999
Earnings of Unconsolidated Affiliates, Net of Dividends	3,559	-	126	-	3,685
Impairment Charge	-	4,575	-	-	4,575
Equity in Loss from Subsidiaries	8,644	-	-	(8,644)	-
Loss on Disposition of Plant and Equipment	1,959	516	39	-	2,514
Long-Term Intercompany Notes	(44,384)	-	44,384	-	-
Loss on Curtailment of Employee Benefits	1,190	-	-	-	1,190
Provision (Credit) for Deferred Income Taxes	27,624	(20,354)	98	-	7,368
Change in Operating Assets and Liabilities:
Decrease in Receivables	75,859	413,751	1,860	(431,661)	59,809
Decrease in Inventories	22,808	35,295	3,339	368	61,810
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(15,647)	1,687	808	-	(13,152)
Decrease in Accounts Payable, Accrued Liabilities and Income Taxes	(54,470)	(377,898)	(24,771)	411,821	(45,318)
Change in Accrued/Prepaid Pension	(8,465)	-	24	-	(8,441)
Other, Net	566	(10,530)	4,937	(367)	(5,394)

Net Cash Provided by Operating Activities	99,690	47,694	44,875	(19,839)	172,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(27,166)	(10,994)	(4,867)	-	(43,027)
Proceeds Received on Disposition of Plant and Equipment	1,325	2,316	18	-	3,659
Cash Paid for Acquisition, Net of Cash Received	-	-	(24,757)	-	(24,757)
Cash Investment in Subsidiary	(5,899)	-	(200)	6,099	-
Other, Net	(348)	-	-	-	(348)

Net Cash Used by Investing Activities	(32,088)	(8,678)	(29,806)	6,099	(64,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(30,447)	(38,804)	(35,665)	19,839	(85,077)
Cash Dividends Paid	(38,171)	-	-	-	(38,171)
Capital Contributions Received	-	-	6,099	(6,099)	-

Net Cash Used by Financing Activities	(68,618)	(38,804)	(29,566)	13,740	(123,248)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	-	-	(1,175)	-	(1,175)

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	(1,016)	212	(15,672)	-	(16,476)
Cash and Cash Equivalents, Beginning of Year	2,557	1,089	28,822	-	32,468

Cash and Cash Equivalents, End of Year	$1,541	$1,301	$13,150	$-	$15,992

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and its subsidiaries at July 3, 2011 and June 27, 2010 and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 3, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9 (a). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Milwaukee, Wisconsin

August 31, 2011

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2011
September	$334,116	$61,993	$(8,114)
December	450,324	78,321	(1,252)
March	720,333	149,549	51,521
June	605,225	108,453	(17,800)

Total	$2,109,998	$398,316	$24,355

Fiscal 2010
September	$324,608	$52,390	$(8,687)
December	393,049	70,650	3,025
March	694,575	140,482	24,073
June	615,641	116,413	18,203

Total	$2,027,872	$379,935	$36,615

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss) (1)	Dividends Declared	High	Low
Fiscal 2011
September	$(0.16)	$0.11	$19.85	$16.50
December	(0.03)	0.11	20.42	17.10
March	1.02	0.11	21.85	19.10
June (2)	(0.36)	0.11	24.18	18.69

Total	$0.47	$0.44

Fiscal 2010
September	$(0.18)	$0.11	$21.48	$12.89
December	0.06	0.11	23.34	17.92
March (3)	0.48	0.11	20.38	15.68
June	0.36	0.11	24.26	18.37

Total	$0.73	$0.44

The number of record holders of Briggs & Stratton Corporation Common Stock on July 3, 2011 was 3,289.

Net Income (Loss) per share of Common Stock represents Diluted Earnings per Share.

(1) Refer to Note 2 of the Notes to Consolidated Financial Statements, for information about Diluted Earnings per Share. Amounts may not total because of differing numbers of shares outstanding at the end of each quarter.

(2) As disclosed in Note 5, the fourth quarter of fiscal 2011 included pretax noncash goodwill impairment charges of $49.5 million ($34.3 million after tax or $0.68 per diluted share).

(3) As disclosed in Note 11, the third quarter of fiscal 2010 included a $30.6 million pretax charge ($18.7 million after tax or $0.37 per diluted share) for a litigation settlement.

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

PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of July 3, 2011, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)	Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, under the caption “Election of Directors” and “Incumbent Directors”, and is incorporated herein by reference.

(c)	Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)	Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders,

under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(e)	Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(f)	Code of Ethics. Briggs & Stratton has adopted a written code of ethics, referred to as the Briggs & Stratton Business Integrity Manual applicable to all directors, officers and employees, which includes provisions related to accounting and financial matters applicable to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. The Briggs & Stratton Business Integrity Manual is available on the Company’s corporate website at www.briggsandstratton.com. If the Company makes any substantive amendment to, or grants any waiver of, the code of ethics for any director or officer, Briggs & Stratton will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, concerning this item, under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, “Change in Control Payments”, and “Director Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, concerning this item, under the captions “Other Corporate Governance Matters – Director Independence”, “Other Corporate Governance Matters – Board Oversight of Risk” and “Other Corporate Governance Matters – Audit Committee” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2011 Annual Meeting of Shareholders, under the captions “Other Matters – Independent Auditors’ Fees” and “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

The following financial statements are included under the caption “Financial Statements and Supplementary Data” in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, July 3, 2011 and June 27, 2010

For the Fiscal Years Ended July 3, 2011, June 27, 2010 and June 28, 2009:

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

FOR FISCAL YEARS ENDED JULY 3, 2011, JUNE 27, 2010 AND JUNE 28, 2009

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2011	$11,317,000	1,916,000	(8,262,000)	$4,971,000
2010	$7,360,000	7,399,000	(3,442,000)	$11,317,000
2009	$5,607,000	3,558,000	(1,805,000)	$7,360,000

Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for Net Operating and Other Loss Carryforwards	Allowance Reversed for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2011	$9,130,000	774,000	(2,645,000)	$7,259,000
2010	$6,712,000	2,418,000	-	$9,130,000
2009	$3,788,000	2,924,000	-	$6,712,000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ David J. Rodgers
David J. Rodgers
September 1 , 2011		Senior Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ Todd J. Teske	/s/ Patricia L. Kampling
Todd J. Teske	Patricia L. Kampling
Chairman, President and Chief Executive	Director
Officer and Director (Principal Executive Officer)

/s/ David J. Rodgers	/s/ Keith R. McLoughlin
David J. Rodgers	Keith R. McLoughlin
Senior Vice President and Chief Financial	Director
Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ William F. Achtmeyer	/s/ Robert J. O’Toole
William F. Achtmeyer	Robert J. O’Toole
Director	Director

/s/ Michael E. Batten	/s/ Charles I. Story
Michael E. Batten	Charles I. Story
Director	Director

/s/ James E. Humphrey	/s/ Brian C. Walker
James E. Humphrey	Brian C. Walker
Director	Director

*Each signature affixed as of
September 1 ,2011.

BRIGGS & STRATTON CORPORATION

(Commission File No. 1-1370)

EXHIBIT INDEX

2011 ANNUAL REPORT ON FORM 10-K

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
Stratton Corporation and National City Bank.
(Filed as Exhibit 4.2 to Amendment No. 3 to the Registration Statement on
Form 8-A/A of the Company dated as of October 13, 2009 and incorporated herein by reference.)

4.2	Amendment to Rights Agreement, effective October 22, 2009.
(Filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the
quarter ended September 27, 2009 and incorporated herein by reference.)

4.3	Indenture, dated December 10, 2010, among Briggs & Stratton Corporation, Briggs
& Stratton Power Products Group, LLC and Wells Fargo Bank, National
Association, as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

4.4	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton
Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank,
National Association, as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

10.0*	Amended and Restated Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 8-K dated December
8, 2008 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed herewith.)

10.3*	Amended and Restated Form of Change of Control Employment Agreement.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated herein by reference.)

Exhibit Number	Document Description
10.3 (a)	Amended and Restated Form of Change of Control Employment Agreement for
new officers of the Company.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October
14, 2009 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for
fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4 (a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for
fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4 (b)	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed herewith.)

10.5*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement
and incorporated by reference herein.)

10.5 (a)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5 (b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.5 (c)*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation
Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6*	Amended and Restated Briggs & Stratton Premium Option and Stock Award
Program as is effective beginning with plan year 2010.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6 (a)*	Amended Form of Stock Option Agreement under the Premium Option and Stock
Award Program.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for year ended June 28, 2009 and incorporated herein by reference.)

10.6 (b)*	Amended Form of Restricted Stock Award Agreement Under the Premium Option
and Stock Award Program.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6 (c)*	Amended Form of Deferred Stock Award Agreement Under the Premium Option
and Stock Award Program.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.7*	Amended and Restated Powerful Solution Incentive Compensation Program.
(Filed as Exhibit 10.7 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

Exhibit Number	Document Description
10.8*	Amended and Restated Supplemental Employee Retirement Plan.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2007 and incorporated by reference herein.)

10.9	Briggs & Stratton Corporation Incentive Compensation Plan Performance Share
Award Agreement.
(Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed herewith.)

10.12*	Amended and Restated Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.12 (a)*	Form of Director’s Stock Option Agreement under the Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

10.13*	Summary of Director Compensation.
(Filed herewith.)

10.14*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for
fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14 (a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14 (b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.15*	Amended & Restated Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2011 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for
fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for
fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.17 (a)*	Amendment to the Briggs & Stratton Product Program.
(Filed as Exhibit 10.17 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.18*	Early Retirement Agreement between Briggs & Stratton Corporation and John S.
Shiely.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 21,
2009 and incorporated by reference herein.)

10.20	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs &
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
and Banc of America Securities LLC, lead arranger and book manager.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated July 12,
2007 and incorporated by reference herein.)

10.24	Class B Preferred Share Redemption Agreement.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.25	Victa Agreement.
(Filed as Exhibit 10.25 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

10.26	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated
February 24, 2010 and incorporated herein by reference.)

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed herewith.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public
Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

Directors

WILLIAM F. ACHTMEYER (2)(5)	Chairman, Managing Partner and Chief Executive Officer of The Parthenon Group LLC, a leading strategic advisory and principal investment firm

MICHAEL E. BATTEN (3)(5)	Chairman and Chief Executive Officer, Twin Disc, Incorporated, a manufacturer of power transmission equipment

JAMES E. HUMPHREY (2)(5)	Chairman and retired Chief Executive Officer of Andersen Corporation, a window and door manufacturer

PATRICIA L. KAMPLING (1)(4)	President and Chief Operating Officer of Alliant Energy Corporation, a regulated investor-owned public utility holding company

KEITH R. McLOUGHLIN (5)	President and Chief Executive Officer of AB Electrolux, a manufacturer of major home appliances

ROBERT J. O’TOOLE (1)(3)(4)	Retired Chairman of the Board and Chief Executive Officer, A.O. Smith Corporation, a diversified manufacturer whose major products include electric motors and water heaters

CHARLES I. STORY (3)(4)	President of ECS Group, Inc., an executive development company

TODD J. TESKE (3)	Chairman, President and Chief Executive Officer of Briggs & Stratton Corporation

BRIAN C. WALKER (1)(2)(3)	President and Chief Executive Officer, Herman Miller, Inc., a global provider of office furniture and services

Committees: (1) Audit, (2) Compensation, (3) Executive, (4) Finance, (5) Nominating and Governance.

Elected Officers

TODD J. TESKE	Chairman, President & Chief Executive Officer

HAROLD L. REDMAN	Senior Vice President & President – Products Group

WILLIAM H. REITMAN	Senior Vice President – Business Development & Customer Support

DAVID J. RODGERS	Senior Vice President & Chief Financial Officer

THOMAS R. SAVAGE	Senior Vice President – Corporate Development

JOSEPH C. WRIGHT	Senior Vice President & President – Engines Group

RANDALL R. CARPENTER	Vice President – Marketing

DAVID G. DEBAETS	Vice President – North America Operations (Engines Group)

ROBERT F. HEATH	Vice President, General Counsel & Secretary

EDWARD J. WAJDA	Vice President & General Manager – International

Appointed Vice Presidents & Subsidiary/Group Officers

Corporate

JAMES H. DENEFFE	Senior Vice President – Research & Development

ANDREA L. GOLVACH	Vice President – Treasury

RICHARD L. KOLBE	Vice President – Information Technology

JEFFREY G. MAHLOCH	Vice President – Human Resources

DON S. SCHOONENBERG	Vice President – Business Plan & Sales Administration

PEGGY L. TRACY	Vice President – Customer Experience

International

PHILIP J. CAPPITELLI	Vice President & General Manager – International Business Development

ROGER A. JANN	Managing Director – Europe

MARTIN L. LEVY	Managing Director – Latin America

JAMES T. MARCEAU	Vice President & General Manager – International Operations

MARK S. PLUM	Managing Director – Briggs & Stratton Asia

THOMAS H. RUGG	Managing Director – Australia

Engines Group

EDWARD D. BEDNAR	Vice President – Procurement & Logistics

JOHN R. GUY III	Vice President & General Manager – Service

PETER HOTZ	Vice President – Engine Product Development

MARVIN B. KLOWAK	Vice President – Research & Development & Quality

MICHAEL M. MILLER	Vice President – Consumer Engine Sales

PAUL R. PESCI	Vice President – Small Commercial Engines

MARTIN C. STRAUBE	Vice President – Supply Chain

RICHARD R. ZECKMEISTER	Vice President – North American Consumer Marketing & Planning

Appointed Vice Presidents & Subsidiary/Group Officers

Products Group

RANDALL E. BALLARD	Vice President – Consumer Sales

RICHARD E. FELDER	Vice President – Dealer Recruitment

DONALD W. KLENK	Vice President – Operations

ERIK P. MEMMO	Vice President – Territory Sales

DAVID E. MILNER	Vice President – Dealer Sales

SCOTT L. MURRAY	Vice President – Parts & Service

ROBERT PJEVACH	Vice President – Consumer Products

WILLIAM L. SHEA	Vice President – Sales & Marketing

PHILIP H. WENZEL	Vice President – Commercial Products

THOMAS E. WISER	Vice President – Standby Power Sales

Shareholder Information

SHAREHOLDER COMMUNICATIONS

Information is provided to shareholders on a regular basis to keep them informed of Briggs & Stratton’s activities and financial status. This information is available to any person interested in Briggs & Stratton. Address requests to Shareholder Relations at the Mailing Address listed for the Corporate Offices. A Shareholder Relations Hotline provides a no cost opportunity for shareholders to contact Briggs & Stratton. The Hotline number is 1-800-365-2759.

Briggs & Stratton has an ongoing commitment to provide investors with real time access to financial disclosures, the latest corporate and financial news, and other shareholder information. Visit Briggs & Stratton’s home page on the World Wide Web at www.briggsandstratton.com. Information includes: corporate press releases, web casts of conference calls, dividend information, stock prices, filings with the Securities and Exchange Commission, including Form 10-K Reports, Form 10-Q Reports, Proxy Statements, Section 16 filings, code of ethics for principal executive, financial and accounting officers and additional financial information.

INVESTOR, BROKER, SECURITY ANALYST CONTACT

Stockbrokers, financial analysts and others desiring technical/financial information about Briggs & Stratton should contact David J. Rodgers, Senior Vice President and Chief Financial Officer, at 414-259-5333.

DIVIDEND REINVESTMENT PLAN

The Dividend Reinvestment Plan is a convenient way for shareholders of record to increase their investment in Briggs & Stratton. It enables shareholders to apply quarterly dividends and any cash deposits toward the purchase of additional shares of Briggs & Stratton stock. There is no brokerage fee or administrative charge for this service. For a brochure describing the plan, please call the Shareholder Relations Hotline.

PUBLIC INFORMATION

Persons desiring general information about Briggs & Stratton should contact Laura A. Timm, Director of Corporate Communications & Events, at 414-256-5123.

General Information

EXCHANGE LISTING	FISCAL 2011 AUDITORS

Briggs & Stratton Corporation common stock is	PricewaterhouseCoopers LLP
listed on the New York Stock Exchange (symbol	100 East Wisconsin Avenue
BGG).	Milwaukee, Wisconsin 53202

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSER Wells Fargo Shareowner Services 161 North Concord Exchange South St. Paul, MN 55075-1139	CORPORATE OFFICES 12301 West Wirth Street Wauwatosa, Wisconsin 53222 Telephone 414-259-5333

Inquiries concerning transfer requirements, lost certificates, dividend payments, change of address and account status should be directed to Wells Fargo Shareowner Services, at 1-800-468-9716.	MAILING ADDRESS Briggs & Stratton Corporation Post Office Box 702 Milwaukee, Wisconsin 53201