Form 10-K/A
period 2011-07-03
BRIGGS & STRATTON CORP
filed 2011-09-16
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Number of Shares of Common Stock Outstanding at August 22, 2011: 50,588,796.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K Into Which Portions of Document are Incorporated
The Exhibit Index is located on page 5.	Part III

Explanatory Note

Briggs & Stratton Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101 that was excluded from our timely filed Annual Report on Form 10-K for the fiscal year ended July 3, 2011, as provided for under Rule 405 of the Securities and Exchange Commission’s Regulation S-T. This Amendment No. 1 makes no other changes to the Annual Report on Form 10-K as filed with the Securities and Exchange Commission on September 1, 2011. This Amendment No.1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the original filing.

Exhibit 101 provides the following items formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at July 3, 2011 and June 27, 2010; (ii) Consolidated Statements of Earnings for the Fiscal Years Ended July 3, 2011, June 27, 2010 and June 28, 2009; (iii) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended July 3, 2011, June 27, 2010 and June 28, 2009; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended July 3, 2011, June 27, 2010 and June 28, 2009; (v) Notes to Consolidated Financial Statements; and (vi) Schedule II—Valuation and Qualifying Accounts.

TABLE OF CONTENTS

Signatures
Index To Exhibits
Ex-101 Instance Document
Ex-101 Schema Document
Ex-101 Calculation of Linkbase Document
Ex-101 Labels Linkbase Document
Ex-101 Presentation Linkbase Document
Ex-101 Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ David J. Rodgers
David J. Rodgers
September 16 , 2011		Senior Vice President and
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
ended July 3, 2011 and incorporated herein by reference.)

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
(Filed as Exhibit 10.4(b) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

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

10.11*	Amended and Restated Deferred Compensation Plan for Directors. (Filed as Exhibit 10.11 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

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

10.13*	Summary of Director Compensation. (Filed as Exhibit 10.13 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

10.14*	Executive Life Insurance Plan. (Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14 (a)*	Amendment to Executive Life Insurance Program. (Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14 (b)*	Amendment to Executive Life Insurance Plan. (Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.15*	Amended & Restated Key Employee Savings and Investment Plan. (Filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2011 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for
fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for
fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.17 (a)*	Amendment to the Briggs & Stratton Product Program.
(Filed as Exhibit 10.17 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.18*	Early Retirement Agreement between Briggs & Stratton Corporation and John S.
Shiely.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 21,
2009 and incorporated by reference herein.)

10.20	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs &
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
and Banc of America Securities LLC, lead arranger and book manager.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated July 12,
2007 and incorporated by reference herein.)

10.24	Class B Preferred Share Redemption Agreement.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.25	Victa Agreement.
(Filed as Exhibit 10.25 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

10.26	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated
February 24, 2010 and incorporated herein by reference.)

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed as Exhibit 12 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

21	Subsidiaries of the Registrant.
(Filed as Exhibit 21 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public
Accounting Firm.
(Filed as Exhibit 23.1 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
(Filed as Exhibit 31.1 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.
(Filed as Exhibit 31.2 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
(Furnished as Exhibit 32.1 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002.
(Furnished as Exhibit 32.2 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated herein by reference.)

101	The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2011, filed with the SEC on September 1, 2011, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated
Balance Sheets at July 3, 2011 and June 27, 2010; (ii) Consolidated Statements of
Earnings for the Fiscal Years Ended July 3, 2011, June 27, 2010 and June 28, 2009;
(iii) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended
July 3, 2011, June 27, 2010 and June 28, 2009; (iv) Consolidated Statements of
Cash Flows for the Fiscal Years Ended July 3, 2011, June 27, 2010 and June 28,
2009; (v) Notes to Consolidated Financial Statements; and (vi) Schedule II— Valuation and Qualifying Accounts. (1)

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.
(1)

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.