Form 10-Q
period 2011-10-02
BRIGGS & STRATTON CORP
filed 2011-11-10
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-1370
________________________________________
BRIGGS & STRATTON CORPORATION
(Exact name of registrant as specified in its charter)
_____________________________________

Wisconsin	39-0182330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12301 West Wirth Street, Wauwatosa, Wisconsin 53222
(Address of Principal Executive Offices) (Zip Code)
414/259-5333
(Registrant’s telephone number, including area code)
____________________________________________

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Yes ☐ No ☒	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2011
COMMON STOCK, par value $0.01 per share	50,063,870 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
ASSETS

	(Unaudited)
	October 2, 2011	July 3, 2011
CURRENT ASSETS:
Cash and Cash Equivalents	$138,244	$209,639
Accounts Receivable, Net	232,370	249,358
Inventories -
Finished Products and Parts	351,350	292,527
Work in Process	131,658	127,358
Raw Materials	9,120	7,206
Total Inventories	492,128	427,091
Deferred Income Tax Asset	42,858	42,163
Assets Held for Sale	4,000	4,000
Prepaid Expenses and Other Current Assets	25,173	36,413
Total Current Assets	934,773	968,664
OTHER ASSETS:
Goodwill	201,901	202,940
Investments	21,203	21,017
Debt Issuance Costs, Net	4,685	4,919
Other Intangible Assets, Net	88,372	89,275
Long-Term Deferred Income Tax Asset	24,874	31,001
Other Long-Term Assets, Net	9,380	9,102
Total Other Assets	350,415	358,254
PLANT AND EQUIPMENT:
Cost	1,032,073	1,026,967
Less - Accumulated Depreciation	698,969	687,667
Total Plant and Equipment, Net	333,104	339,300
TOTAL ASSETS	$1,618,292	$1,666,218
The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(In thousands, except per share data)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	(Unaudited)
	October 2, 2011	July 3, 2011
CURRENT LIABILITIES:
Accounts Payable	$172,710	$183,733
Short-Term Debt	3,000	3,000
Accrued Liabilities	143,966	157,650
Total Current Liabilities	319,676	344,383
OTHER LIABILITIES:
Accrued Pension Cost	189,117	191,417
Accrued Employee Benefits	24,173	24,100
Accrued Postretirement Health Care Obligation	113,067	116,092
Other Long-Term Liabilities	26,734	27,283
Long-Term Debt	225,000	225,000
Total Other Liabilities	578,091	583,892
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	78,973	79,354
Retained Earnings	1,082,079	1,092,864
Accumulated Other Comprehensive Loss	(249,445)	(243,498)
Treasury Stock at cost, 7,467 and 7,793 shares, respectively	(191,661)	(191,356)
Total Shareholders’ Investment	720,525	737,943
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,618,292	$1,666,218
The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010
NET SALES	$397,297	$334,116
COST OF GOODS SOLD	331,243	272,122
Gross Profit	66,054	61,994
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	67,677	70,456
Loss from Operations	(1,623)	(8,462)
INTEREST EXPENSE	(4,338)	(5,157)
OTHER INCOME, Net	1,794	1,435
Loss Before Income Taxes	(4,167)	(12,184)
PROVISION (CREDIT) FOR INCOME TAXES	1,053	(4,070)
NET LOSS	$(5,220)	$(8,114)
EARNINGS (LOSS) PER SHARE DATA
Weighted Average Shares Outstanding	49,818	49,665
Basic Earnings (Loss) Per Share	$(0.10)	$(0.16)
Diluted Average Shares Outstanding	49,818	49,665
Diluted Earnings (Loss) Per Share	$(0.10)	$(0.16)
DIVIDENDS PER SHARE	$0.11	$0.11
The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 2, 2011	September 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,220)	$(8,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	16,119	15,501
Stock Compensation Expense	2,548	5,498
(Gain) Loss on Disposition of Plant and Equipment	(14)	360
Provision (Benefit) for Deferred Income Taxes	3,507	(3,011)
Earnings of Unconsolidated Affiliates	(1,356)	(890)
Dividends Received from Unconsolidated Affiliates	1,500	3,250
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	13,503	93,877
Increase in Inventories	(65,287)	(107,887)
Decrease in Other Current Assets	20,870	10,465
Decrease in Accounts Payable and Accrued Liabilities	(39,057)	(60,210)
Other, Net	(3,384)	(4,326)
Net Cash Used in Operating Activities	(56,271)	(55,487)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(10,230)	(9,391)
Proceeds Received on Disposition of Plant and Equipment	80	33
Net Cash Used in Investing Activities	(10,150)	(9,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments on Notes Payable and Long-Term Debt	—	(2,500)
Treasury Stock Purchases	(3,118)	—
Net Cash Used in Financing Activities	(3,118)	(2,500)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,856)	(1,516)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(71,395)	(68,861)
CASH AND CASH EQUIVALENTS, Beginning	209,639	116,554
CASH AND CASH EQUIVALENTS, Ending	$138,244	$47,693
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

2. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Intangibles - Goodwill and Other (Topic 350), Testing Goodwill for Impairment,” which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income,” which amends current comprehensive income guidance. This ASU eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, it requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used today, and the second statement would include components of other comprehensive income (“OCI”). The ASU does not change the items that must be reported in OCI. ASU 2011-05 will be effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011 with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

3. Assets Held for Sale

On July 1, 2009 the Company announced a plan to close its Jefferson and Watertown, WI manufacturing facilities in fiscal 2010. At October 2, 2011 and at July 3, 2011, the Company had $4.0 million included in Assets Held for Sale in its Consolidated Balance Sheets consisting of certain assets related to the Jefferson, WI production facility. Prior to the closure, the facility manufactured all portable generator and pressure washer products marketed and sold by the Company within its Power Products Segment.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

4. Earnings (Loss) Per Share

The Company computes earnings (loss) per share using the two-class method, an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s unvested grants of restricted stock and deferred stock awards contain non-forfeitable rights to dividends (whether paid or unpaid), which are required to be treated as participating securities and included in the computation of basic earnings (loss) per share.

Information on earnings (loss) per share is as follows (in thousands except per share data):

	Three Months Ended
	October 2, 2011	September 26, 2010
Net Loss	$(5,220)	$(8,114)
Less: Dividends Attributable to Unvested Shares	(80)	(70)
Net Loss Available to Common Shareholders	$(5,300)	$(8,184)
Weighted Average Shares Outstanding	49,818	49,665
Diluted Average Shares Outstanding	49,818	49,665
Basic Earnings (Loss) Per Share	$(0.10)	$(0.16)
Diluted Earnings (Loss) Per Share	$(0.10)	$(0.16)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. As a result of the Company incurring a loss from continuing operations for the three months ended October 2, 2011 and September 26, 2010, potential incremental common shares of 826,000 and 273,000, respectively, were excluded from the calculation of diluted EPS for each period because the effect would have been anti-dilutive. In addition, the following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended
	October 2, 2011	September 26, 2010
Options to Purchase Shares of Common Stock (in thousands)	4,040	3,826
Weighted Average Exercise Price of Options Excluded	$26.59	$28.08

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. As of the end of the first quarter of fiscal 2012, the Company repurchased 219,200 shares on the open market at an average price $14.23 per share. There were no shares repurchased in fiscal 2011.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

5. Comprehensive Loss

Comprehensive loss is a more inclusive financial reporting method that includes certain financial information that has not been recognized in the calculation of net income. Comprehensive loss is defined as net loss and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive loss is as follows (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
Net Loss	$(5,220)	$(8,114)
Cumulative Translation Adjustments	(10,013)	9,224
Unrealized Loss on Derivative Instruments, Net of tax	(10)	(6,838)
Unrecognized Pension & Postretirement Obligation, Net of tax	4,076	4,472
Total Comprehensive Loss	$(11,167)	$(1,256)
The components of Accumulated Other Comprehensive Loss, net of tax, are as follows (in thousands):

	October 2, 2011	July 3, 2011
Cumulative Translation Adjustments	$15,976	$25,989
Unrealized Loss on Derivative Instruments	(2,253)	(2,243)
Unrecognized Pension & Postretirement Obligation	(263,168)	(267,244)
Accumulated Other Comprehensive Loss	$(249,445)	$(243,498)

6. Investments

This caption represents the Company’s investments in unconsolidated affiliated companies consisting of its 30% and 50% owned joint ventures. Such investments are accounted for under the equity method of accounting. As of October 2, 2011 and July 3, 2011, the Company’s investment in these joint ventures totaled $21.2 million and $21.0 million, respectively.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method, generally on a lag of 3 months or less, was as follows (in thousands):

Unaudited results of operations of unconsolidated affiliated companies for the three months ended October 2, 2011 and September 26, 2010:

	Three Months Ended
	October 2, 2011	September 26, 2010
Results of Operations:
Sales	$32,315	$28,851
Cost of Goods Sold	25,631	23,822
Gross Profit	$6,684	$5,029

Net Income	$2,769	$2,092

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Unaudited balance sheets of unconsolidated affiliated companies as of October 2, 2011 and July 3, 2011:

	October 2, 2011	July 3, 2011
Financial Position:
Assets:
Current Assets	$54,234	$51,838
Non-Current Assets	18,504	18,292
	$72,738	$70,130
Liabilities:
Current Liabilities	$19,088	$15,809
Non-Current Liabilities	4,845	5,749
	$23,933	$21,558
Equity	$48,805	$48,572

Net sales to equity method investees were approximately $0.5 million and $3.2 million for the three months ended October 2, 2011 and September 26, 2010, respectively. Purchases of finished products from equity method investees were approximately $28.9 million and $23.2 million for the three months ended October 2, 2011 and September 26, 2010.

7. Pension and Postretirement Benefits
The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 2, 2011	September 26, 2010	October 2, 2011	September 26, 2010
Components of Net Periodic Expense:
Service Cost	$3,397	$3,665	$103	$126
Interest Cost on Projected Benefit Obligation	14,351	14,202	1,680	1,839
Expected Return on Plan Assets	(19,224)	(19,285)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	725	765	(959)	(982)
Actuarial Loss	4,676	4,477	2,236	2,782
Net Periodic Expense	$3,927	$3,826	$3,060	$3,765

The Company expects to make benefit payments of approximately $2.7 million attributable to its non-qualified pension plans during fiscal 2012. During the first quarter of fiscal 2012, the Company made payments of approximately $0.9 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $24.1 million for its other postretirement benefit plans during fiscal 2012. During the first quarter of fiscal 2012, the Company made payments of $4.7 million for its other postretirement benefit plans.

The Company is required to make minimum contributions to the qualified pension plan of approximately $30.2 million during fiscal 2012. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $2.5 million and $5.5 million for the quarters ended October 2, 2011 and September 26, 2010, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

9. Derivative Instruments & Hedging Activities
The Company enters into derivative contracts designated as cash flow hedges to manage certain interest rate, foreign currency and commodity exposures. Company policy allows derivatives to be used only for identifiable exposures and, therefore, the Company does not enter into hedges for trading purposes where the sole objective is to generate profits.

The Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities, measured at fair value. The effective portion of gains or losses on the derivative designated as cash flow hedges are reported as a component of Accumulated Other Comprehensive Loss (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

The Company entered into an interest rate swap to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swap is designated as a cash flow hedge and is used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, at 1.6% for a notional principal amount of $30.0 million through July 2017.

The Company periodically enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Australian Dollars or Canadian Dollars. These contracts generally do not have a maturity of more than twenty-four months.

The Company uses raw materials that are subject to price volatility. The Company hedges a portion of its exposure to the variability of cash flows associated with commodities used in the manufacturing process by entering into forward purchase contracts or commodity swaps. Derivative contracts designated as cash flow hedges are used by the Company to reduce exposure to variability in cash flows associated with future purchases of natural gas, aluminum and steel. These contracts generally do not have a maturity of more than twenty-four months.

The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of October 2, 2011 and July 3, 2011, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		October 2, 2011	July 3, 2011
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	30,000	—
Foreign Currency:
Australian Dollar	Sell	32,835	34,295
Canadian Dollar	Sell	6,500	10,700
Euro	Sell	54,500	41,500
Commodity:
Natural Gas (Therms)	Buy	9,953	11,187
Aluminum (Metric Tons)	Buy	19	8
Steel (Metric Tons)	Buy	3	1

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Consolidated Condensed Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	October 2, 2011	July 3, 2011
Interest rate contract
Other Long-Term Liabilities	(342)	—
Foreign currency contracts
Other Current Assets	5,258	108
Accrued Liabilities	(472)	(3,550)
Other Long-Term Liabilities	—	(280)
Commodity contracts
Other Current Assets	—	26
Accrued Liabilities	(6,414)	(1,937)
Other Long-Term Liabilities	(205)	(91)
	$(2,175)	$(5,724)
The effect of derivatives designated as hedging instruments on the Consolidated Condensed Statements of Operations is as follows:

	Three months ended October 2, 2011
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$(209)	Net Sales	$—	$—
Foreign currency contracts - sell	2,128	Net Sales	(1,494)	—
Foreign currency contracts - buy	—	Cost of Goods Sold	250	—
Commodity contracts	(4,172)	Cost of Goods Sold	(337)	(30)
	$(2,253)		$(1,581)	$(30)

	Three months ended September 26, 2010
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts - sell	$3,701	Net Sales	$1,297	$—
Foreign currency contracts - buy	(5)	Cost of Goods Sold	(331)	—
Commodity contracts	(2,035)	Cost of Goods Sold	(313)	44
	$1,661		$653	$44

During the next twelve months, the amount of the October 2, 2011 Accumulated Other Comprehensive Loss balance that is expected to be reclassified into earnings is expected to be $1.8 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2011 and July 3, 2011 (in thousands):

		Fair Value Measurement Using
	October 2, 2011	Level 1	Level 2	Level 3
Assets:
Derivatives	$5,258	$5,258	$—	$—
Liabilities:
Derivatives	$7,433	$472	$6,961	$—

		Fair Value Measurement Using
	July 3, 2011	Level 1	Level 2	Level 3
Assets:
Derivatives	$134	$108	$26	$—
Liabilities:
Derivatives	$5,858	$3,830	$2,028	$—

11. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Power Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
Beginning Balance	$45,995	$41,945
Payments	(7,816)	(7,737)
Provision for Current Year Warranties	6,674	6,979
Changes in Estimates	(126)	14
Ending Balance	$44,727	$41,201

12. Income Taxes

As of July 3, 2011, the Company had $12.0 million of gross unrecognized tax benefits. Of this amount, $9.9 million represents the portion that, if recognized, would impact the effective tax rate. As of July 3, 2011, the Company had $5.7 million accrued for the payment of interest and penalties. For the three months ended October 2, 2011, the Company recorded an increase to the tax reserve of $0.1 million. There is a reasonable possibility that approximately $4.7 million of the current remaining unrecognized tax benefits may be recognized by the end of fiscal year 2012 as a result of a lapse in the statute of limitations in certain foreign jurisdictions.

The Company's annual effective tax rate reflects its best estimate of financial operating results and the estimated impact of foreign currency exchange rates. Changes in the mix of pretax income from all tax jurisdictions in which the Company

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

operates will have an impact on the Company's effective tax rate. The fiscal 2012 estimated annual tax rate is based on the latest tax law changes.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2009 and is currently under audit by various state and foreign jurisdictions. With respect to the Company's major foreign jurisdictions, it is no longer subject to tax examinations before fiscal 2001.

13. Commitments and Contingencies

The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines ("Horsepower Class Actions"). On December 5, 2008, the Multidistrict Litigation Panel coordinated and transferred the cases to Judge Adelman of the U. S. District Court for the Eastern District of Wisconsin (In Re: Lawnmower Engine Horsepower Marketing and Sales Practices Litigation, Case No. 2:08-md-01999).

On February 24, 2010, the Company entered into a Stipulation of Settlement ("Settlement") that resolves all of the Horsepower Class Actions. The Settlement resolves all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a defendant. On August 16, 2010, Judge Adelman issued a final order approving the Settlement as well as the settlements of all other defendants. In August and September 2010, several class members filed a Notice of Appeal of Judge Adelman's final approval order to the U.S. Court of Appeals for the Seventh Circuit. All of those appeals were settled as of February 16, 2011 with no additional contribution from Briggs & Stratton.

As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. The settling defendants as a group agreed to pay an aggregate amount of $51.0 million. However, the monetary contribution of the amount of each of the settling defendants is confidential. In addition, the Company, along with the other settling defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge. Under the terms of the Settlement, the balance of settlement funds were paid, and the one-year warranty extension program began to run, on March 1, 2011. As a result of the Settlement, the Company recorded a total charge of $30.6 million in the third quarter of fiscal year 2010 representing the total of the Company's monetary portion of the Settlement and the estimated costs of extending the warranty period for one year.

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

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. The Company moved to dismiss the complaint and believes the changes are within its rights. On April 21, 2011, the district court issued an order granting the Company's motion to dismiss the complaint. The plaintiffs filed a motion with the court to reconsider its order on May 17, 2011. On

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

August 24, 2011, the court granted the plaintiffs' motion and vacated the dismissal of the case. The Company is seeking leave to appeal the court's decision directly to the U.S. Court of Appeals for the Seventh Circuit.

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

14. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended
	October 2, 2011	September 26, 2010
NET SALES:
Engines	$203,378	$205,048
Power Products	235,282	168,154
Inter-Segment Eliminations	(41,363)	(39,086)
Total *	$397,297	$334,116
* International sales included in net sales based on product shipment destination	$147,803	$117,849
GROSS PROFIT:
Engines	$36,882	$42,464
Power Products	27,611	17,502
Inter-Segment Eliminations	1,561	2,028
Total	$66,054	$61,994
INCOME (LOSS) FROM OPERATIONS:
Engines	$(5,477)	$(5,533)
Power Products	2,293	(4,957)
Inter-Segment Eliminations	1,561	2,028
Total	$(1,623)	$(8,462)

15. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	October 2, 2011	July 3, 2011
Revolving Credit Facility	$—	$—
6.875% Senior Notes	225,000	225,000
	$225,000	$225,000

In December 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Revolver contains covenants that the Company considers usual and customary for an agreement of this type, including a maximum total leverage ratio and minimum interest coverage ratio. Certain of the Company’s subsidiaries are required to be guarantors of the Company’s obligations under the Revolver. Subsequent to the end of the first quarter of fiscal 2012, the Company entered into a new 5-year $500 million multicurrency credit agreement ("New Revolver"). The New Revolver replaced the existing Revolver that was scheduled to expire on July 12, 2012.

The Senior Notes, Revolver and the New Revolver contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver and New Revolver contain financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of October 2, 2011, the Company was in compliance with these covenants.

16. Separate Financial Information of Subsidiary Guarantor of Indebtedness

Under the terms of the Company’s Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, is the joint and several guarantor of the Domestic Indebtedness (the “Guarantor”). The guarantees are full and unconditional guarantees, except for certain customary limitations. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	October 2, 2011 Carrying Amount	Maximum Guarantee
6.875% Senior Notes	$225,000	$225,000
Revolving Credit Facility	$—	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET
As of October 2, 2011
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$493,613	$349,468	$242,124	$(150,432)	$934,773
Investment in Subsidiaries	612,066	—	—	(612,066)	—
Non-Current Assets	445,944	225,495	46,814	(34,734)	683,519
	$1,551,623	$574,963	$288,938	$(797,232)	$1,618,292

Current Liabilities	$284,254	$78,033	$92,618	$(135,229)	$319,676
Other Long-Term Obligations	546,844	30,066	51,118	(49,937)	578,091
Shareholders’ Investment	720,525	466,864	145,202	(612,066)	720,525
	$1,551,623	$574,963	$288,938	$(797,232)	$1,618,292

BALANCE SHEET
As of July 3, 2011

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$519,783	$343,266	$244,473	$(138,858)	$968,664
Investment in Subsidiaries	617,553	—	—	(617,553)	—
Non-Current Assets	455,876	229,054	50,692	(38,068)	697,554
	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

Current Liabilities	$292,908	$88,888	$95,044	$(132,457)	$344,383
Other Long-Term Obligations	562,361	20,988	45,012	(44,469)	583,892
Shareholders’ Investment	737,943	462,444	155,109	(617,553)	737,943
	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS
For the Three Months Ended October 2, 2011
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$194,082	$210,567	$71,480	$(78,832)	$397,297
Cost of Goods Sold	160,882	188,010	61,183	(78,832)	331,243
Gross Profit	33,200	22,557	10,297	—	66,054
Engineering, Selling, General and Administrative Expenses	37,113	18,152	12,412	—	67,677
Equity in Loss from Subsidiaries	2,187	—	—	(2,187)	—
Income (Loss) from Operations	(6,100)	4,405	(2,115)	2,187	(1,623)
Interest Expense	(4,303)	(12)	(23)	—	(4,338)
Other Income, Net	1,478	92	224	—	1,794
Income (Loss) before Income Taxes	(8,925)	4,485	(1,914)	2,187	(4,167)
Provision (Credit) for Income Taxes	(3,705)	3,601	1,157	—	1,053
Net Income (Loss)	$(5,220)	$884	$(3,071)	$2,187	$(5,220)
STATEMENT OF OPERATIONS
For the Three Months Ended September 26, 2010
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$192,692	$150,472	$70,109	$(79,157)	$334,116
Cost of Goods Sold	156,572	137,958	56,749	(79,157)	272,122
Gross Profit	36,120	12,514	13,360	—	61,994
Engineering, Selling, General and Administrative Expenses	42,456	17,345	10,655	—	70,456
Equity in Loss from Subsidiaries	802	—	—	(802)	—
Income (Loss) from Operations	(7,138)	(4,831)	2,705	802	(8,462)
Interest Expense	(5,104)	(20)	(33)	—	(5,157)
Other Income (Expense), Net	1,044	138	253	—	1,435
Income (Loss) before Income Taxes	(11,198)	(4,713)	2,925	802	(12,184)
Provision (Credit) for Income Taxes	(3,084)	(1,645)	659		(4,070)
Net Income (Loss)	$(8,114)	$(3,068)	$2,266	$802	$(8,114)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Three Months Ended October 2, 2011
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(39,797)	$(6,197)	$(19,080)	$8,803	$(56,271)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(9,044)	(505)	(681)	—	(10,230)
Proceeds Received from Disposition of Plant and Equipment	33	44	3	—	80
Cash Investment in Subsidiary	—	—	213	(213)	—
Net Cash Used in Investing Activities	(9,011)	(461)	(465)	(213)	(10,150)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(7,610)	7,592	8,821	(8,803)	—
Capital Contributions	—	—	(213)	213	—
Treasury Stock Purchases	(3,118)	—	—	—	(3,118)
Net Cash Provided by (Used in) Financing Activities	(10,728)	7,592	8,608	(8,590)	(3,118)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,856)	—	(1,856)
Net Increase (Decrease) in Cash and Cash Equivalents	(59,536)	934	(12,793)	—	(71,395)
Cash and Cash Equivalents, Beginning	158,672	1,372	49,595	—	209,639
Cash and Cash Equivalents, Ending	$99,136	$2,306	$36,802	$—	$138,244

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Three Months Ended September 26, 2010
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(44,152)	$(20,984)	$18,662	$(9,013)	$(55,487)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(7,078)	(2,049)	(264)	—	(9,391)
Proceeds Received from Disposition of Plant and Equipment	8	25	—	—	33
Cash Investment in Subsidiary	(92)	—	—	92	—
Net Cash Used in Investing Activities	(7,162)	(2,024)	(264)	92	(9,358)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(36,218)	23,141	1,564	9,013	(2,500)
Capital Contributions	—	—	92	(92)	—
Net Cash Provided by (Used in) Financing Activities	(36,218)	23,141	1,656	8,921	(2,500)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,516)	—	(1,516)
Net Increase (Decrease) in Cash and Cash Equivalents	(87,532)	133	18,538	—	(68,861)
Cash and Cash Equivalents, Beginning	100,880	3,675	11,999	—	116,554
Cash and Cash Equivalents, Ending	$13,348	$3,808	$30,537	$—	$47,693

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

17. Subsequent Events

On October 13, 2011, the Company and Briggs & Stratton AG, as borrowers, entered into a $500 million multicurrency credit agreement (the “Credit Agreement”) with various financial institutions party thereto and JPMorgan Chase Bank, N.A., as administrative agent. The Credit Agreement replaces the amended and restated multicurrency credit agreement among the Company, various financial institutions party thereto and Bank of America, N.A., as administrative agent, dated as of July 12, 2007. The Company intends to use the new revolving credit facility for general corporate purposes. The Credit Agreement provides for a revolving credit facility that matures on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million, of which, other than the outstanding letters of credit discussed in the following sentence, nothing was drawn as of October 13, 2011. Availability under the revolving credit facility is reduced by outstanding letters of credit, of which approximately $6.8 million were outstanding as of October 13, 2011. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the first quarter of fiscal 2012 were $397.3 million, an increase of $63.2 million or 18.9% when compared to the same period a year ago.

Engines Segment fiscal 2012 first quarter net sales were $203.4 million, which was $1.7 million or 0.8% lower than the same period a year ago. This decrease in net sales was driven by lower shipment volumes of engines due to reduced consumer demand for lawn and garden products in North America, offset by slightly improved engine pricing and a favorable mix of product shipped that reflected proportionally larger volumes of units used on snow throwers and riding lawn and garden equipment.

Power Products Segment fiscal 2012 first quarter net sales were $235.3 million, an increase of $67.1 million or 39.9% from the same period a year ago. The increase in net sales was primarily due to increased sales of portable and standby generators due to widespread power outages in the U.S. as a result of a landed hurricane on the East Coast, as well as increased shipments of snow equipment after channel inventories were depleted from the prior selling season. There were no landed hurricanes in the first quarter of fiscal 2011.

GROSS PROFIT PERCENTAGE

The consolidated gross profit percentage was 16.6% in the first quarter of fiscal 2012, down from 18.6% in the same period last year.

The Engines Segment gross profit percentage was 18.1% in the first quarter of fiscal 2012, lower from 20.7% in the first quarter of fiscal 2011. The change was primarily attributable to higher manufacturing spending associated with rising commodity costs, partially offset by slightly improved engine pricing and a favorable mix of product shipped that reflected proportionally larger volumes of units used on riding lawn and garden equipment.

The Power Products Segment gross profit percentage was 11.7% for the first quarter of fiscal 2012, an increase from 10.4% in the first quarter of fiscal 2011. The increase over the prior year was primarily attributable to slightly improved pricing, production efficiencies, and favorable absorption on improved plant utilization, partially offset by increased commodity costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $67.7 million in the first quarter of fiscal 2012, a decrease of $2.8 million or 3.9% from the first quarter of fiscal 2011. The decrease was primarily attributable to lower stock based compensation, partially offset by higher sales and marketing and professional services expenses associated with new product launches.

INTEREST EXPENSE

Interest expense was $0.8 million lower for the first quarter of fiscal 2012 compared to the same period one year ago due to the reduction in interest rate associated with the refinancing of the Senior Notes in the second quarter of fiscal 2011, partially offset by higher average borrowings outstanding.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of fiscal 2012 was negative 25.3% or $1.1 million of tax expense compared to 33.4% or a $4.1 million tax benefit for the fiscal 2011 first quarter. Beginning with the first quarter of fiscal 2012, the Company excluded from the effective tax rate calculation net losses incurred by certain of our foreign subsidiaries which cannot be benefited. Excluding these foreign subsidiary net losses resulted in taxable income for purposes of calculating the company's

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

interim income tax expense for the first quarter of fiscal 2012. The net loss of these subsidiaries is typically higher in the first quarter before they enter into the lawn and garden season.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the fiscal 2012 first quarter were $56.3 million compared to $55.5 million in the fiscal 2011 first quarter. Cash used in operating activities for the first quarter of fiscal 2012 was primarily related to seasonal build of inventory levels and reduction of accounts payable in the quarter.

Cash flows used by investing activities was $10.2 million and $9.4 million in the first quarter of fiscal 2012 and fiscal 2011, respectively. The $0.8 million increase was primarily the result of higher purchases of plant and equipment compared to the first quarter of last year.

Cash flows used by financing activities was $3.1 million and $2.5 million in the first quarter of fiscal 2012 and fiscal 2011, respectively. During the first quarter of fiscal 2012, the Company purchased $3.1 million of its common stock under a previously announced share repurchase program. The $2.5 million of cash used by financing activities in the first quarter of fiscal 2011 related to net repayments of long-term debt.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

In December 2010, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020. Net proceeds were primarily used to redeem the remaining outstanding principal of the 8.875% Senior Notes due March 15, 2011.

On July 12, 2007, the Company entered into a $500 million amended and restated multicurrency credit agreement. The Amended Credit Agreement (“Revolver”) provides a revolving credit facility for up to $500 million in revolving loans, including up to $25 million in swing-line loans. The Company used proceeds from the Revolver to pay off the remaining amounts outstanding under the Company’s variable rate term notes issued in February 2005 with various financial institutions, retire the 7.25% senior notes that were due in September 2007 and fund seasonal working capital requirements and other financing needs. Subsequent to the end of the first quarter of fiscal 2012, the Company entered into a new 5-year $500 million multicurrency credit agreement ("New Revolver"). The New Revolver replaced the existing Revolver that was scheduled to expire on July 12, 2012.

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. As of the end of the first quarter of fiscal 2012, the Company repurchased 219,200 shares on the open market at an average price $14.23 per share. There were no shares repurchased in fiscal 2011. Subsequent to the end of the first quarter of fiscal 2012, the Company repurchased an additional 363,469 shares at an average price of $14.26 per share.

Briggs & Stratton expects capital expenditures to be approximately $60 million to $65 million in fiscal 2012. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

The Company is required to make contributions to the qualified pension plan of approximately $30.2 million during fiscal 2012. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund Briggs & Stratton’s operating and capital requirements for the foreseeable future.

The Revolver, the New Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver and the New Revolver contain financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of October 2, 2011, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2012.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the September 1, 2011 filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 1, 2011 filing of the Company’s Annual Report on Form 10-K. Subsequent to the end of the first quarter of fiscal 2012, the Company entered into a new 5-year $500 million multicurrency credit agreement. The New Revolver replaced the existing Revolver that was scheduled to expire on July 12, 2012.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the September 1, 2011 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since the September 1, 2011 filing of the Company’s Annual Report on Form 10-K.

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
ITEM 1A. RISK FACTORS
There have been no material changes since the September 1, 2011 filing of the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or behalf of the Company of its common stock during the quarterly period ended October 2, 2011.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 4, 2011 to July 31, 2011	—	$—	—	$—
August 1, 2011 to August 28, 2011	55,000	14.11	55,000	49,223,950
August 29, 2011 to October 2, 2011	164,200	14.27	164,200	46,880,816
Total First Quarter	219,200	$14.23	219,200	46,880,816

(1)	On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1
Multicurrency Credit Agreement, dated as of October 13, 2011, among Briggs & Stratton Corporation, Briggs & Stratton AG, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 13, 2011 and incorporated herein by reference)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: November 10, 2011	/s/ David J. Rodgers
David J. Rodgers
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

4.1
Multicurrency Credit Agreement, dated as of October 13, 2011, among Briggs & Stratton Corporation, Briggs & Stratton AG, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated October 13, 2011 and incorporated herein by reference)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements