Form 10-Q
period 2012-01-01
BRIGGS & STRATTON CORP
filed 2012-02-07
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Yes ☐ No ☒	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2012
COMMON STOCK, par value $0.01 per share	49,773,850 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	January 1, 2012	July 3, 2011
CURRENT ASSETS:
Cash and Cash Equivalents	$13,932	$209,639
Accounts Receivable, Net	291,587	249,358
Inventories -
Finished Products and Parts	415,911	292,527
Work in Process	142,758	127,358
Raw Materials	8,883	7,206
Total Inventories	567,552	427,091
Deferred Income Tax Asset	43,110	42,163
Assets Held for Sale	4,000	4,000
Prepaid Expenses and Other Current Assets	38,324	36,413
Total Current Assets	958,505	968,664
OTHER ASSETS:
Goodwill	205,037	202,940
Investments	20,494	21,017
Debt Issuance Costs, Net	6,236	4,919
Other Intangible Assets, Net	88,068	89,275
Long-Term Deferred Income Tax Asset	21,548	31,001
Other Long-Term Assets, Net	9,282	9,102
Total Other Assets	350,665	358,254
PLANT AND EQUIPMENT:
Cost	1,033,160	1,026,967
Less - Accumulated Depreciation	705,239	687,667
Total Plant and Equipment, Net	327,921	339,300
TOTAL ASSETS	$1,637,091	$1,666,218
The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	January 1, 2012	July 3, 2011
CURRENT LIABILITIES:
Accounts Payable	$185,555	$183,733
Short-Term Debt	3,000	3,000
Accrued Liabilities	149,333	157,650
Total Current Liabilities	337,888	344,383
OTHER LIABILITIES:
Accrued Pension Cost	181,588	191,417
Accrued Employee Benefits	24,252	24,100
Accrued Postretirement Health Care Obligation	110,577	116,092
Other Long-Term Liabilities	30,553	27,283
Long-Term Debt	240,000	225,000
Total Other Liabilities	586,970	583,892
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	80,083	79,354
Retained Earnings	1,079,252	1,092,864
Accumulated Other Comprehensive Loss	(247,729)	(243,498)
Treasury Stock at cost, 8,068 and 7,373 shares, respectively	(199,952)	(191,356)
Total Shareholders’ Investment	712,233	737,943
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,637,091	$1,666,218
The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
NET SALES	$447,947	$450,324	$845,244	$784,440
COST OF GOODS SOLD	374,067	372,003	705,310	644,125
Gross Profit	73,880	78,321	139,934	140,315
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	73,292	74,559	140,969	145,015
Income (Loss) from Operations	588	3,762	(1,035)	(4,700)
INTEREST EXPENSE	(4,796)	(9,008)	(9,134)	(14,165)
OTHER INCOME, Net	1,388	1,637	3,183	3,073
Loss Before Income Taxes	(2,820)	(3,609)	(6,986)	(15,792)
PROVISION (CREDIT) FOR INCOME TAXES	(5,517)	(2,357)	(4,463)	(6,427)
NET INCOME (LOSS)	$2,697	$(1,252)	$(2,523)	$(9,365)
EARNINGS (LOSS) PER SHARE DATA
Weighted Average Shares Outstanding	49,418	49,702	49,746	49,666
Basic Earnings (Loss) Per Share	$0.05	$(0.03)	$(0.05)	$(0.19)
Diluted Average Shares Outstanding	50,326	49,702	49,746	49,666
Diluted Earnings (Loss) Per Share	$0.05	$(0.03)	$(0.05)	$(0.19)
DIVIDENDS PER SHARE	$0.11	$0.11	$0.22	$0.22
The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 1, 2012	December 26, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,523)	$(9,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and Amortization	31,577	31,080
Stock Compensation Expense	3,555	8,003
Loss on Disposition of Plant and Equipment	16	690
Provision (Benefit) for Deferred Income Taxes	5,287	(3,909)
Earnings of Unconsolidated Affiliates	(2,337)	(2,331)
Dividends Received from Unconsolidated Affiliates	4,029	6,880
Change in Operating Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(43,411)	42,214
Increase in Inventories	(140,214)	(154,005)
(Increase) Decrease in Other Current Assets	(841)	11,897
Decrease in Accounts Payable and Accrued Liabilities	(8,020)	(54,860)
Other, Net	(12,118)	(4,944)
Net Cash Used in Operating Activities	(165,000)	(128,650)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(19,704)	(21,341)
Proceeds Received on Disposition of Plant and Equipment	95	52
Payments for Acquisitions, Net of Cash Acquired	(2,673)	—
Net Cash Used in Investing Activities	(22,282)	(21,289)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	15,000	55,000
Proceeds from Long-Term Debt Financing	—	225,000
Debt Issuance Costs	(2,007)	(4,994)
Repayments on Long-Term Debt	—	(203,698)
Treasury Stock Purchases	(11,384)	—
Cash Dividends Paid	(5,565)	(5,537)
Net Cash Provided by (Used in) Financing Activities	(3,956)	65,771
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,469)	(905)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(195,707)	(85,073)
CASH AND CASH EQUIVALENTS, Beginning	209,639	116,554
CASH AND CASH EQUIVALENTS, Ending	$13,932	$31,481
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

3. Assets Held for Sale

On July 1, 2009 the Company announced a plan to close its Jefferson and Watertown, WI manufacturing facilities in fiscal 2010. At January 1, 2012 and at July 3, 2011, the Company had $4.0 million included in Assets Held for Sale in its Consolidated Balance Sheets consisting of certain assets related to the Jefferson, WI production facility. Prior to the closure, the facility manufactured all portable generator and pressure washer products marketed and sold by the Company within its Power Products Segment.

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

Information on earnings (loss) per share is as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net Income (Loss)	$2,697	$(1,252)	$(2,523)	$(9,365)
Less: Dividends Attributable to Unvested Shares	(80)	(112)	(207)	(182)
Net Income (Loss) Available to Common Shareholders	$2,617	$(1,364)	$(2,730)	$(9,547)
Weighted Average Shares Outstanding	49,418	49,702	49,746	49,666
Diluted Average Shares Outstanding	50,326	49,702	49,746	49,666
Basic Earnings (Loss) Per Share	$0.05	$(0.03)	$(0.05)	$(0.19)
Diluted Earnings (Loss) Per Share	$0.05	$(0.03)	$(0.05)	$(0.19)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. As a result of the Company incurring losses from continuing operations for the three months ended December 26, 2010 and for the six months ended January 1, 2012 and December 26, 2010, potential incremental common shares of 385,000, 887,000 and 362,000, respectively, were excluded from the calculation of diluted EPS for each period because the effect would have been anti-dilutive. In addition, the following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Options to Purchase Shares of Common Stock (in thousands)	4,712	4,262	4,041	4,262
Weighted Average Exercise Price of Options Excluded	$24.91	$28.08	$26.59	28.08

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During fiscal 2012, the Company repurchased 801,843 shares on the open market at an average price $14.20 per share. There were no shares repurchased in fiscal 2011.

5. Comprehensive Income (Loss)

Comprehensive income (loss) is a more inclusive financial reporting method that includes certain financial information that has not been recognized in the calculation of net income (loss). Comprehensive income (loss) is defined as net income (loss) and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive income (loss) is as follows (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Net Income (Loss)	$2,697	$(1,252)	$(2,523)	$(9,365)
Cumulative Translation Adjustments	728	1,283	(9,286)	10,508
Unrealized Loss on Derivative Instruments, Net of Tax	(3,092)	(1,474)	(3,102)	(8,312)
Unrecognized Pension & Postretirement Obligation, Net of Tax	4,081	3,944	8,157	8,416
Total Comprehensive Income (Loss)	$4,414	$2,501	$(6,754)	$1,247
The components of Accumulated Other Comprehensive Loss, net of tax, are as follows (in thousands):

	January 1, 2012	July 3, 2011
Cumulative Translation Adjustments	$16,703	$25,989
Unrealized Loss on Derivative Instruments	(5,345)	(2,243)
Unrecognized Pension & Postretirement Obligation	(259,087)	(267,244)
Accumulated Other Comprehensive Loss	$(247,729)	$(243,498)

6. Investments

This caption represents the Company’s investments in unconsolidated affiliated companies consisting of its 30% and 50% owned joint ventures. Such investments are accounted for under the equity method of accounting. As of January 1, 2012 and July 3, 2011, the Company’s investment in these joint ventures totaled $20.5 million and $21.0 million, respectively.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method, generally on a lag of 3 months or less, was as follows (in thousands):

Unaudited results of operations of unconsolidated affiliated companies for the three and six months ended January 1, 2012 and December 26, 2010:

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Results of Operations:
Sales	$32,262	$30,933	$64,577	$59,784
Cost of Goods Sold	25,843	24,495	51,474	48,317
Gross Profit	$6,419	$6,438	$13,103	$11,467

Net Income	$2,455	$3,149	$5,225	$5,241

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Unaudited balance sheets of unconsolidated affiliated companies as of January 1, 2012 and July 3, 2011:

	January 1, 2012	July 3, 2011
Financial Position:
Assets:
Current Assets	$55,295	$51,838
Non-Current Assets	15,580	18,292
	$70,875	$70,130
Liabilities:
Current Liabilities	$21,332	$15,809
Non-Current Liabilities	4,589	5,749
	$25,921	$21,558
Equity	$44,954	$48,572

Net sales to equity method investees were approximately $1.1 million and $3.6 million for the six months ended January 1, 2012 and December 26, 2010, respectively. Purchases of finished products from equity method investees were approximately $61.7 million and $52.1 million for the six months ended January 1, 2012 and December 26, 2010.

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Components of Net Periodic Expense:
Service Cost	$3,489	$3,121	$102	$117
Interest Cost on Projected Benefit Obligation	14,284	14,143	1,695	1,707
Expected Return on Plan Assets	(19,124)	(19,202)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	725	765	(959)	(757)
Actuarial Loss	4,570	4,408	2,353	2,359
Net Periodic Expense	$3,946	$3,237	$3,191	$3,426

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
Components of Net Periodic Expense:
Service Cost	$6,885	$6,787	$204	$243
Interest Cost on Projected Benefit Obligation	28,635	28,344	3,375	3,546
Expected Return on Plan Assets	(38,348)	(38,487)	—	—
Amortization of:
Transition Obligation	4	4	—	—
Prior Service Cost (Credit)	1,450	1,530	(1,918)	(1,739)
Actuarial Loss	9,246	8,885	4,590	5,141
Net Periodic Expense	$7,872	$7,063	$6,251	$7,191

The Company expects to make benefit payments of approximately $2.9 million attributable to its non-qualified pension plans during fiscal 2012. During the first six months of fiscal 2012, the Company made payments of approximately $1.5 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $22.2 million for its other postretirement benefit plans during fiscal 2012. During the first six months of fiscal 2012, the Company made payments of $9.3 million for its other postretirement benefit plans.

The Company is required to make minimum contributions to the qualified pension plan of approximately $28.8 million during fiscal 2012. During the first six months of fiscal 2012, the Company made cash contributions of $5.5 million to the qualified pension plan. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.0 million and $3.6 million for the three and six months ended January 1, 2012, respectively. For the three and six months ended December 26, 2010, stock based compensation expense was $2.6 million and $8.0 million, respectively. Included in stock based compensation expense for the three and six months ended December 26, 2010 was an expense of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards. The modification of the awards was made in connection with the Company’s previously announced organization changes that involved a planned reduction of salaried employees during the quarter ended December 26, 2010. The Company also recorded expenses of approximately $2.2 million for severance and other related employee separation costs associated with the reduction.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 1.36% to 1.60% for a notional principal amount of $60 million through July 2017.

The Company enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Japanese Yen, Australian Dollars or Canadian Dollars. These contracts generally do not have a maturity of more than twenty-four months.

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

The Company has considered the counterparty credit risk related to all its interest rate, foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of January 1, 2012 and July 3, 2011, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		January 1, 2012	July 3, 2011
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	60,000	—
Foreign Currency:
Australian Dollar	Sell	30,230	34,295
Canadian Dollar	Sell	3,000	10,700
Euro	Sell	49,800	41,500
Japanese Yen	Buy	217,000	—
Commodity:
Natural Gas (Therms)	Buy	7,710	11,187
Aluminum (Metric Tons)	Buy	26	8
Steel (Metric Tons)	Buy	2	1

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Consolidated Condensed Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	January 1, 2012	July 3, 2011
Interest rate contract
Other Long-Term Liabilities	(841)	—
Foreign currency contracts
Other Current Assets	5,980	108
Accrued Liabilities	(752)	(3,550)
Other Long-Term Liabilities	—	(280)
Commodity contracts
Other Current Assets	—	26
Accrued Liabilities	(8,759)	(1,937)
Other Long-Term Liabilities	(312)	(91)
	$(4,684)	$(5,724)

The effect of derivatives designated as hedging instruments on the Consolidated Condensed Statements of Operations is as follows:

	Three months ended January 1, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$(304)	Net Sales	$—	$—
Foreign currency contracts - sell	(401)	Net Sales	1,182	—
Foreign currency contracts - buy	—	Cost of Goods Sold	(57)	—
Commodity contracts	(2,387)	Cost of Goods Sold	(903)	8
	$(3,092)		$222	$8

	Three months ended December 26, 2010
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts - sell	$(1,665)	Net Sales	$723	$—
Foreign currency contracts - buy	36	Cost of Goods Sold	(121)	—
Commodity contracts	155	Cost of Goods Sold	(823)	38
	$(1,474)		$(221)	$38

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six months ended January 1, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$(513)	Net Sales	$—	$—
Foreign currency contracts - sell	2,753	Net Sales	(62)	—
Foreign currency contracts - buy	—	Cost of Goods Sold	(57)	—
Commodity contracts	(5,342)	Cost of Goods Sold	(1,241)	(22)
	$(3,102)		$(1,360)	$(22)

	Six months ended December 26, 2010
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts - sell	$(7,698)	Net Sales	$1,761	$—
Foreign currency contracts - buy	2	Cost of Goods Sold	(452)	—
Commodity contracts	(616)	Cost of Goods Sold	(1,136)	82
	$(8,312)		$173	$82
During the next twelve months, the amount of the January 1, 2012 Accumulated Other Comprehensive Loss balance that is expected to be reclassified into earnings is expected to be $4.7 million.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2012 and July 3, 2011 (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

		Fair Value Measurement Using
	January 1, 2012	Level 1	Level 2	Level 3
Assets:
Derivatives	$5,980	$—	$5,980	$—
Liabilities:
Derivatives	$10,664	$—	$10,664	$—

	July 3, 2011	Level 1	Level 2	Level 3
Assets:
Derivatives	$134	$—	$134	$—
Liabilities:
Derivatives	$5,858	$—	$5,858	$—
11. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Six Months Ended
	January 1, 2012	December 26, 2010
Beginning Balance	$45,995	$41,945
Payments	(13,911)	(13,275)
Provision for Current Year Warranties	14,696	13,631
Changes in Estimates	(1,145)	130
Ending Balance	$45,635	$42,431

12. Income Taxes

As of July 3, 2011, the Company had $12.0 million of gross unrecognized tax benefits. Of this amount, $9.9 million represents the portion that, if recognized, would impact the effective tax rate. As of July 3, 2011, the Company had $5.7 million accrued for the payment of interest and penalties. For the six months ended January 1, 2012, the Company recorded a decrease to the tax reserve of $6.0 million, of which $1.2 million related to interest, as a result of the settlement of audits and the lapse in the statute of limitations in certain foreign jurisdictions.

The Company's annual effective tax rate reflects its best estimate of financial operating results and the estimated impact of foreign currency exchange rates. Changes in the mix of pretax income from all tax jurisdictions in which the Company operates will have an impact on the Company's effective tax rate. The fiscal 2012 estimated annual tax rate is based on the latest tax law changes.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. The Company moved to dismiss the complaint and believes the changes are within its rights. On April 21, 2011, the district court issued an order granting the Company's motion to dismiss the complaint. The plaintiffs filed a motion with the court to reconsider its order on May 17, 2011. On August 24, 2011, the court granted the plaintiffs' motion and vacated the dismissal of the case. The Company is seeking leave to appeal the court's decision directly to the U.S. Court of Appeals for the Seventh Circuit.

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

14. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended		Six Months Ended
	January 1, 2012	December 26, 2010	January 1, 2012	December 26, 2010
NET SALES:
Engines	$286,099	$297,827	$489,477	$503,441
Products	215,416	186,361	450,698	353,949
Inter-Segment Eliminations	(53,568)	(33,864)	(94,931)	(72,950)
Total *	$447,947	$450,324	$845,244	$784,440
* International sales included in net sales based on product shipment destination	$178,630	$208,610	$326,433	$326,459
GROSS PROFIT:
Engines	$49,352	$68,546	$86,235	$111,205
Products	26,819	12,084	54,429	29,391
Inter-Segment Eliminations	(2,291)	(2,309)	(730)	(281)
Total	$73,880	$78,321	$139,934	$140,315
INCOME (LOSS) FROM OPERATIONS:
Engines	$2,302	$20,186	$(3,175)	$14,849
Products	577	(14,115)	2,870	(19,268)
Inter-Segment Eliminations	(2,291)	(2,309)	(730)	(281)
Total	$588	$3,762	$(1,035)	$(4,700)

15. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	January 1, 2012	July 3, 2011
Revolving Credit Facility	$15,000	$—
6.875% Senior Notes	225,000	225,000
	$240,000	$225,000

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.  The net proceeds of the offering were primarily used to redeem the outstanding principal of the 8.875% Senior Notes due March 15, 2011 ("Old Senior Notes"). In connection with the issuance of the Senior Notes, the Company incurred approximately $5.0 million in new debt issuance costs, which are being amortized over the life of the Senior Notes using the effective interest method. In addition, at the time of the refinancing the Company expensed approximately $3.7 million associated with the make-whole terms of the Old Senior Notes, $0.1 million in remaining debt issuance costs and $0.1 million of original issue discount. These refinancing charges are included in interest expense in the Consolidated Statements of Operations for the three and six months ended December 26, 2010.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver replaced the amended and restated multicurrency credit agreement dated as of July 12, 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the refinancing and the issuance of the Revolver, the Company incurred approximately $2.0 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method.

The Senior Notes and Revolver contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of January 1, 2012, the Company was in compliance with these covenants.

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

	January 1, 2012 Carrying Amount	Maximum Guarantee
6.875% Senior Notes	$225,000	$225,000
Revolving Credit Facility	$15,000	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET
As of January 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$493,956	$384,854	$269,541	$(189,846)	$958,505
Investment in Subsidiaries	618,909	—	—	(618,909)	—
Non-Current Assets	440,031	223,137	49,123	(33,705)	678,586
	$1,552,896	$607,991	$318,664	$(842,460)	$1,637,091

Current Liabilities	$297,671	$93,967	$103,166	$(156,916)	$337,888
Other Long-Term Obligations	542,992	48,553	62,061	(66,636)	586,970
Shareholders’ Investment	712,233	465,471	153,437	(618,908)	712,233
	$1,552,896	$607,991	$318,664	$(842,460)	$1,637,091

BALANCE SHEET
As of July 3, 2011
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$519,783	$343,266	$244,473	$(138,858)	$968,664
Investment in Subsidiaries	617,553	—	—	(617,553)	—
Non-Current Assets	455,876	229,054	50,692	(38,068)	697,554
	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

Current Liabilities	$292,908	$88,888	$95,044	$(132,457)	$344,383
Other Long-Term Obligations	562,361	20,988	45,012	(44,469)	583,892
Shareholders’ Investment	737,943	462,444	155,109	(617,553)	737,943
	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS
For the Three Months Ended January 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$270,624	$180,007	$83,529	$(86,213)	$447,947
Cost of Goods Sold	231,128	162,276	66,876	(86,213)	374,067
Gross Profit	39,496	17,731	16,653	—	73,880
Engineering, Selling, General and Administrative Expenses	44,427	18,730	10,135	—	73,292
Equity in Income from Subsidiaries	(5,827)	—	—	5,827	—
Income (Loss) from Operations	896	(999)	6,518	(5,827)	588
Interest Expense	(4,738)	(9)	(49)	—	(4,796)
Other Income, Net	931	74	383	—	1,388
Income (Loss) before Income Taxes	(2,911)	(934)	6,852	(5,827)	(2,820)
Provision (Credit) for Income Taxes	(5,608)	(2,060)	2,151	—	(5,517)
Net Income (Loss)	$2,697	$1,126	$4,701	$(5,827)	$2,697
STATEMENT OF OPERATIONS
For the Three Months Ended December 26, 2010
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$285,078	$144,890	$90,036	$(69,680)	$450,324
Cost of Goods Sold	228,169	142,724	70,790	(69,680)	372,003
Gross Profit	56,909	2,166	19,246	—	78,321
Engineering, Selling, General and Administrative Expenses	42,500	19,231	12,828	—	74,559
Equity in Income (Loss) from Subsidiaries	5,687	—	—	(5,687)	—
Income (Loss) from Operations	8,722	(17,065)	6,418	5,687	3,762
Interest Expense	(8,953)	(17)	(38)	—	(9,008)
Other Income (Expense), Net	773	175	689	—	1,637
Income (Loss) before Income Taxes	542	(16,907)	7,069	5,687	(3,609)
Provision (Credit) for Income Taxes	1,794	(5,999)	1,848	—	(2,357)
Net Income (Loss)	$(1,252)	$(10,908)	$5,221	$5,687	$(1,252)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS
For the Six Months Ended January 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$464,705	$390,573	$155,010	$(165,044)	$845,244
Cost of Goods Sold	392,010	350,286	128,058	(165,044)	705,310
Gross Profit	72,695	40,287	26,952	—	139,934
Engineering, Selling, General and Administrative Expenses	81,540	36,882	22,547	—	140,969
Equity in Income from Subsidiaries	(3,640)	—	—	3,640	—
Income (Loss) from Operations	(5,205)	3,405	4,405	(3,640)	(1,035)
Interest Expense	(9,042)	(21)	(71)	—	(9,134)
Other Income, Net	2,410	165	608	—	3,183
Income (Loss) before Income Taxes	(11,837)	3,549	4,942	(3,640)	(6,986)
Provision (Credit) for Income Taxes	(9,314)	1,541	3,310	—	(4,463)
Net Income (Loss)	$(2,523)	$2,008	$1,632	$(3,640)	$(2,523)
STATEMENT OF OPERATIONS
For the Six Months Ended December 26, 2010
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$477,770	$295,362	$160,145	$(148,837)	$784,440
Cost of Goods Sold	384,741	280,682	127,539	(148,837)	644,125
Gross Profit	93,029	14,680	32,606	—	140,315
Engineering, Selling, General and Administrative Expenses	84,956	36,576	23,483	—	145,015
Equity in Loss from Subsidiaries	6,489	—	—	(6,489)	—
Income (Loss) from Operations	1,584	(21,896)	9,123	6,489	(4,700)
Interest Expense	(14,057)	(37)	(71)	—	(14,165)
Other Income (Expense), Net	1,818	313	942	—	3,073
Income (Loss) before Income Taxes	(10,655)	(21,620)	9,994	6,489	(15,792)
Provision (Credit) for Income Taxes	(1,290)	(7,644)	2,507	—	(6,427)
Net Income (Loss)	$(9,365)	$(13,976)	$7,487	$6,489	$(9,365)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Six Months Ended January 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(122,561)	$(22,069)	$(46,900)	$26,530	$(165,000)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(16,386)	(2,145)	(1,173)	—	(19,704)
Proceeds Received from Disposition of Plant and Equipment	41	50	4	—	95
Cash Investment in Subsidiary	2,141	—	(5,765)	3,624	—
Payments for Acquisitions, Net of Cash Acquired	—	—	(2,673)	—	(2,673)
Net Cash Used in Investing Activities	(14,204)	(2,095)	(9,607)	3,624	(22,282)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(2,859)	23,563	20,826	(26,530)	15,000
Capital Contributions	—	—	3,624	(3,624)	—
Debt Issuance Costs	(2,007)	—	—	—	(2,007)
Treasury Stock Purchases	(11,384)	—	—	—	(11,384)
Cash Dividends Paid	(5,565)	—	—	—	(5,565)
Net Cash Provided by (Used in) Financing Activities	(21,815)	23,563	24,450	(30,154)	(3,956)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(4,469)	—	(4,469)
Net Decrease in Cash and Cash Equivalents	(158,580)	(601)	(36,526)	—	(195,707)
Cash and Cash Equivalents, Beginning	158,672	1,372	49,595	—	209,639
Cash and Cash Equivalents, Ending	$92	$771	$13,069	$—	$13,932

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Six Months Ended December 26, 2010
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(87,292)	$(42,444)	$6,752	$(5,666)	$(128,650)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(15,933)	(4,141)	(1,267)	—	(21,341)
Proceeds Received from Disposition of Plant and Equipment	14	27	11	—	52
Cash Investment in Subsidiary	(92)	—	—	92	—
Net Cash Used in Investing Activities	(16,011)	(4,114)	(1,256)	92	(21,289)
Cash Flows from Financing Activities:
Net Borrowings on Loans, Notes Payable and Long-Term Debt	15,944	44,875	9,817	5,666	76,302
Capital Contributions	—	—	92	(92)	—
Debt Issuance Costs	(4,994)	—	—	—	(4,994)
Cash Dividends Paid	(5,537)	—	—	—	(5,537)
Net Cash Provided by Financing Activities	5,413	44,875	9,909	5,574	65,771
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(905)	—	(905)
Net Increase (Decrease) in Cash and Cash Equivalents	(97,890)	(1,683)	14,500	—	(85,073)
Cash and Cash Equivalents, Beginning	100,880	3,675	11,999	—	116,554
Cash and Cash Equivalents, Ending	$2,990	$1,992	$26,499	$—	$31,481

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

17. Subsequent Events

On January 25, 2012, the Board of Directors of the Company authorized a plan to move existing manufacturing from the Company's Newbern, Tennessee facility to its McDonough, Georgia facility. The Company will also close its Ostrava, Czech Republic plant, shifting production to the Company's Murray, Kentucky facility. Also, the Company will continue reducing capacity by reconfiguring and idling certain assets at its Poplar Bluff, Missouri facility. This decision was made after a comprehensive evaluation of the Company's manufacturing operations following significant and prolonged market declines.

The Newbern, Tennessee facility currently manufactures walk behind lawn mowers and snow throwers for the U.S. domestic market. The Ostrava, Czech Republic facility currently manufactures small engines for the outdoor power equipment industry.

These changes will result in the closing of the Company's facility in Newbern, Tennessee, affecting approximately 240 regular employees and 450 temporary employees. Additionally, the closing of the Ostrava, Czech Republic facility will affect approximately 77 regular employees. The Company does not anticipate significant employment changes at its Poplar Bluff, Missouri facility. The Company will provide assistance programs, continued benefits and outplacement services for the affected employees.

Operations in Ostrava and Newbern are expected to wind down by March 15, 2012 and May 15, 2012, respectively. The pre-tax expense related to the restructuring activities is estimated to be $50 million to $55 million, of which, $45 million to $50 million is expected to be realized in fiscal 2012. Included in these charges are estimated pre-tax charges of approximately $35 million to $37 million for non-cash asset impairments and approximately $15 million to $18 million of other cash expenditures. The Company anticipates annualized pre-tax savings of $18 million to $20 million due to the restructuring actions.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the second quarter of fiscal 2012 were $447.9 million, a decrease of $2.4 million or 0.5% when compared to the same period a year ago.

Engines Segment fiscal 2012 second quarter net sales were $286.1 million, which was $11.7 million or 3.9% lower than the same period a year ago. This decrease in net sales was primarily driven by lower shipments to the European market, partially offset by a favorable mix of product shipped that reflected proportionally larger volumes of units used on snow throwers and portable and standby generators.

Products Segment fiscal 2012 second quarter net sales were $215.4 million, an increase of $29.1 million or 15.6% from the same period a year ago. The increase in net sales was primarily due to increased sales of portable and standby generators as channel inventories continue to be replenished following the recent storm activity, as well as higher shipments of snow equipment after channel inventories were depleted from the prior selling season.

Consolidated net sales for the first six months of fiscal 2012 were $845.2 million, an increase of $60.8 million or 7.8% when compared to the same period a year ago.

Engines Segment net sales for the first six months of fiscal 2012 were $489.5 million, which was $14.0 million or 2.8% lower than the same period a year ago. This decrease in net sales was primarily driven by lower shipment volumes of engines due to reduced consumer demand for lawn and garden products in the North America and European markets, partially offset by a favorable mix of product shipped that reflected proportionally larger volumes of units used on snow throwers and portable and standby generators.

Products Segment net sales for the first six months of fiscal 2012 were $450.7 million, an increase of $96.7 million or 27.3% from the same period a year ago. The increase in net sales was primarily due to increased sales of portable and standby generators due to widespread power outages in the U.S. as a result of a landed hurricane and subsequent snow storm on the United States East Coast earlier in the fiscal year, as well as increased shipments of snow equipment after channel inventories were depleted from the prior selling season. There were no landed hurricanes in fiscal 2011.

GROSS PROFIT PERCENTAGE

The consolidated gross profit percentage was 16.5% in the second quarter of fiscal 2012, down from 17.4% in the same period last year.

The Engines Segment gross profit percentage was 17.2% in the second quarter of fiscal 2012, lower from 23.0% in the second quarter of fiscal 2011. The decrease was primarily due to higher manufacturing spending and unfavorable absorption on lower production volumes. Higher manufacturing spending is attributed to start-up costs of $5.0 million associated with launching our Phase III emissions compliant engines. Increased pricing offset increased commodity costs.

The Products Segment gross profit percentage was 12.4% for the second quarter of fiscal 2012, an increase from 6.5% in the second quarter of fiscal 2011. The increase over the prior year was attributable to improved pricing, production operational improvements of $5.8 million, and favorable absorption of $4.1 million on improved plant utilization, partially offset by increased commodity costs.

The consolidated gross profit percentage for the first six months of fiscal 2012 decreased to 16.6% from 17.9% in the first six months of fiscal 2011.

The Engines Segment gross profit percentage decreased to 17.6% for the first six months of fiscal 2012 from 22.1% in the first six months of fiscal 2011. The decrease was primarily due to unfavorable foreign exchange of $4.0 million primarily

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

related to the Euro, and higher manufacturing spending associated with rising commodity costs and start-up costs of $6.0 million associated with launching our Phase III emissions compliant engines, partially offset by improved engine pricing.

The Products Segment gross profit percentage increased to 12.1% for the first six months of fiscal 2012 from 8.3% in the first six months of fiscal 2011. The increase over the prior year was primarily attributable to favorable foreign exchange of $1.7 million primarily related to the Australian dollar, improved pricing, production operational improvements of $11.9 million and favorable absorption of $4.8 million on improved plant utilization, partially offset by increased commodity costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $73.3 million in the second quarter of fiscal 2012, a decrease of $1.3 million or 1.7% from the second quarter of fiscal 2011. The decrease in the current year was primarily attributable to the absence of $3.5 million of severance and other related employee separation costs associated with a planned reduction of salaried employees during the second quarter ended December 26, 2010, partially offset by increased sales and marketing expenses and salaries expense.

Engineering, selling, general and administrative expenses were $141.0 million for the first six months of fiscal 2012, a decrease of $4.0 million or 2.8% from the first six months of fiscal 2011. The decrease was primarily attributable to the absence of $3.5 million of severance and other related employee separation costs associated with a planned reduction of salaried employees during the second quarter ended December 26, 2010 and lower stock based compensation expense, partially offset by increased sales and marketing expenses and salaries expense.

INTEREST EXPENSE

Interest expense was lower compared to the prior year periods by $4.2 million and $5.0 million for the second quarter and first six months of fiscal 2012, respectively. The decrease was due to $3.9 million of pre-tax charges associated with the refinancing of Senior Notes during the second quarter of fiscal 2011, which did not recur in the current fiscal year as well as lower average outstanding borrowings at lower interest rates in the current periods compared to the same periods a year ago.

PROVISION FOR INCOME TAXES

The effective tax rate for the second quarter and first six months of fiscal 2012 was 195.6% and 63.9%, respectively, compared to 65.3% and 40.7% in the same respective periods last year. The variation between years was primarily the result of a net benefit of $5.0 million due to the settlement of U.S. audits and the expiration of a non-US statute of limitation period in the second quarter.

RESTRUCTURING ACTIONS

On January 25, 2012, the Board of Directors of the Company authorized a plan to move existing manufacturing from the Company's Newbern, Tennessee facility to its McDonough, Georgia facility. The Company will also close its Ostrava, Czech Republic plant, shifting production to the Company's Murray, Kentucky facility. Also, the Company will continue reducing capacity by reconfiguring and idling certain assets at its Poplar Bluff, Missouri facility. This decision was made after a comprehensive evaluation of the Company's manufacturing operations following significant and prolonged market declines.

The Newbern, Tennessee facility currently manufactures walk behind lawn mowers and snow throwers for the U.S. domestic market. The Ostrava, Czech Republic facility currently manufactures small engines for the outdoor power equipment industry.

These changes will result in the closing of the Company's facility in Newbern, Tennessee, affecting approximately 240 regular employees and 450 temporary employees. Additionally, the closing of the Ostrava, Czech Republic facility will affect approximately 77 regular employees. The Company does not anticipate significant employment changes at its Poplar Bluff, Missouri facility. The Company will provide assistance programs, continued benefits and outplacement services for the affected employees.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Operations in Ostrava and Newbern are expected to wind down by March 15, 2012 and May 15, 2012, respectively. The pre-tax expense related to the restructuring activities is estimated to be $50 million to $55 million, of which, $45 million to $50 million is expected to be realized in fiscal 2012. Included in these charges are estimated pre-tax charges of approximately $35 million to $37 million for non-cash asset impairments and approximately $15 million to $18 million of other cash expenditures. The Company anticipates annualized pre-tax savings of $18 million to $20 million due to the restructuring actions.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used by operating activities for the fiscal 2012 first six months were $165.0 million compared to $128.7 million in the fiscal 2011 first six months. Cash used in operating activities for the first six months of fiscal 2012 was primarily related to seasonal build of inventory levels and an increase of accounts receivable during the period. Approximately $23 million of the increase in accounts receivable is due to delayed funding under the Company's new dealer inventory financing facility with GE Capital, Commercial Distribution Finance. The delayed funding to the Company reduces the overall cost of funds.

Cash flows used by investing activities was $22.3 million and $21.3 million in the first six months of fiscal 2012 and fiscal 2011, respectively. The $1.0 million increase was primarily the result of $2.7 million of payments made for an acquisition during fiscal 2012, partially offset by lower purchases of plant and equipment compared to the first six months of last year.

Cash flows used by financing activities was $4.0 million in the first six months of fiscal 2012, due to treasury stock repurchases at a total cost of $11.4 million, $5.6 million of dividends paid and $2.0 million of debt issuance costs during the period, partially offset by $15.0 million of net borrowings during the period. Cash flows provided by financing was $65.8 million in the first six months of fiscal 2011, which was primarily attributable to the issuance of $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020 during the second quarter of fiscal 2011, the net proceeds of which were primarily used to redeem the $203.7 million outstanding principal amount of the 8.875% Senior Notes due March 15, 2011. The Company also incurred $5.0 million of deferred financing costs in connection with the issuance of the 6.875% Senior Notes, made dividend payments of $5.5 million and made $55.0 million of net borrowings on the revolving line of credit during the first six months of fiscal 2011.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 15, 2010, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020. Net proceeds were primarily used to redeem the remaining outstanding principal of the 8.875% Senior Notes due March 15, 2011.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver replaced the amended and restated multicurrency credit agreement dated as of July 12, 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied.

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. As of the end of the second quarter of fiscal 2012, the Company repurchased 801,843 shares on the open market at an average price $14.20 per share. There were no shares repurchased in fiscal 2011.

Briggs & Stratton expects capital expenditures to be approximately $55 million to $60 million in fiscal 2012. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

The Company is required to make contributions to the qualified pension plan of approximately $28.8 million during fiscal 2012. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

markets will be adequate to fund Briggs & Stratton’s operating and capital requirements for the foreseeable future.

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of January 1, 2012, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2012.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the September 1, 2011 filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the September 1, 2011 filing of the Company’s Annual Report on Form 10-K, except that on October 13, 2011 the Company entered into a 5-year $500 million multicurrency credit agreement, replacing the amended and restated multicurrency credit agreement dated as of July 12, 2007 that was scheduled to expire on July 12, 2012.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or behalf of the Company of its common stock during the quarterly period ended January 1, 2012.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 3, 2011 to October 30, 2011	263,425	$14.18	263,425	$43,146,332
October 31, 2011 to November 27, 2011	245,067	14.41	245,067	39,614,917
November 28, 2011 to January 1, 2012	74,151	13.49	74,151	38,614,620
Total Second Quarter	582,643	$14.19	582,643	$38,614,620

(1)	On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date: February 7, 2012	/s/ David J. Rodgers
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related Notes to Consolidated Financial Statements