Form 10-Q
period 2012-04-01
BRIGGS & STRATTON CORP
filed 2012-05-09
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Yes ☐ No ☒	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
COMMON STOCK, par value $0.01 per share	48,651,027 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	April 1, 2012	July 3, 2011
CURRENT ASSETS:
Cash and Cash Equivalents	$16,445	$209,639
Accounts Receivable, Net	485,811	249,358
Inventories -
Finished Products and Parts	336,056	292,527
Work in Process	133,718	127,358
Raw Materials	10,428	7,206
Total Inventories	480,202	427,091
Deferred Income Tax Asset	42,924	42,163
Assets Held for Sale	10,846	14,075
Prepaid Expenses and Other Current Assets	24,551	36,413
Total Current Assets	1,060,779	978,739
OTHER ASSETS:
Goodwill	205,354	202,940
Investments	21,583	21,017
Debt Issuance Costs, Net	5,975	4,919
Other Intangible Assets, Net	87,677	89,275
Long-Term Deferred Income Tax Asset	21,827	31,001
Other Long-Term Assets, Net	9,162	9,102
Total Other Assets	351,578	358,254
PLANT AND EQUIPMENT:
Cost	1,033,202	1,015,554
Less - Accumulated Depreciation	724,709	686,329
Total Plant and Equipment, Net	308,493	329,225
TOTAL ASSETS	$1,720,850	$1,666,218
The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	April 1, 2012	July 3, 2011
CURRENT LIABILITIES:
Accounts Payable	$224,045	$183,733
Short-Term Debt	3,000	3,000
Accrued Liabilities	155,459	157,650
Total Current Liabilities	382,504	344,383
OTHER LIABILITIES:
Accrued Pension Cost	160,804	191,417
Accrued Employee Benefits	24,321	24,100
Accrued Postretirement Health Care Obligation	108,054	116,092
Other Long-Term Liabilities	30,520	27,283
Long-Term Debt	271,000	225,000
Total Other Liabilities	594,699	583,892
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	80,907	79,354
Retained Earnings	1,113,665	1,092,864
Accumulated Other Comprehensive Loss	(240,658)	(243,498)
Treasury Stock at cost, 8,710 and 7,373 shares, respectively	(210,846)	(191,356)
Total Shareholders’ Investment	743,647	737,943
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,720,850	$1,666,218
The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
NET SALES	$720,097	$720,333	$1,565,341	$1,504,773
COST OF GOODS SOLD	573,221	570,784	1,278,531	1,214,910
RESTRUCTURING CHARGES	19,764	—	19,764	—
Gross Profit	127,112	149,549	267,046	289,863
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	73,668	70,997	214,638	212,475
RESTRUCTURING CHARGES	—	—	—	3,537
Income from Operations	53,444	78,552	52,408	73,851
INTEREST EXPENSE	(4,811)	(4,513)	(13,945)	(18,679)
OTHER INCOME, Net	1,566	2,207	4,749	5,280
Income Before Income Taxes	50,199	76,246	43,212	60,452
PROVISION FOR INCOME TAXES	10,262	24,725	5,798	18,298
NET INCOME	$39,937	$51,521	$37,414	$42,154
EARNINGS PER SHARE DATA
Weighted Average Shares Outstanding	48,882	49,726	49,323	49,672
Basic Earnings Per Share	$0.82	$1.03	$0.75	$0.85
Diluted Average Shares Outstanding	49,857	50,465	50,264	50,243
Diluted Earnings Per Share	$0.80	$1.02	$0.74	$0.84
DIVIDENDS PER SHARE	$0.11	$0.11	$0.33	$0.33
The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	April 1, 2012	March 27, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$37,414	$42,154
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	47,590	46,550
Stock Compensation Expense	4,497	8,773
Loss on Disposition of Plant and Equipment	81	1,353
Provision (Benefit) for Deferred Income Taxes	2,820	(690)
Earnings of Unconsolidated Affiliates	(3,519)	(3,879)
Dividends Received from Unconsolidated Affiliates	4,029	6,980
Pension Cash Contributions	(24,134)	—
Non-Cash Restructuring Charges	14,263	—
Change in Operating Assets and Liabilities:
Increase in Accounts Receivable	(237,800)	(187,030)
Increase in Inventories	(56,411)	(63,030)
Decrease in Other Current Assets	18,349	12,970
Increase in Accounts Payable and Accrued Liabilities	33,605	43,165
Other, Net	(7,471)	(7,659)
Net Cash Used in Operating Activities	(166,687)	(100,343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(31,815)	(32,507)
Proceeds Received on Disposition of Plant and Equipment	175	82
Payments for Acquisitions, Net of Cash Acquired	(2,673)	—
Net Cash Used in Investing Activities	(34,313)	(32,425)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	46,000	55,000
Proceeds from Long-Term Debt Financing	—	225,000
Debt Issuance Costs	(2,007)	(4,994)
Repayments on Long-Term Debt	—	(203,698)
Treasury Stock Purchases	(22,689)	—
Stock Option Exercise Proceeds and Tax Benefits	235	790
Cash Dividends Paid	(11,041)	(11,074)
Net Cash Provided by Financing Activities	10,498	61,024
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,692)	(1,994)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(193,194)	(73,738)
CASH AND CASH EQUIVALENTS, Beginning	209,639	116,554
CASH AND CASH EQUIVALENTS, Ending	$16,445	$42,816
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

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” The ASU is the result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework. While the ASU is largely consistent with existing fair value measurement principles in U.S. GAAP, it expands existing disclosure requirements for fair value measurements and makes other amendments. Key additional disclosures include quantitative disclosures about unobservable inputs in Level 3 measures, qualitative information about sensitivity of Level 3 measures and valuation process, and classification within the fair value hierarchy for instruments where fair value is only disclosed in the footnotes but carrying amount is on some other basis. For public companies, the ASU is effective for interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s results of operations, financial position or cash flow.

3. Assets Held for Sale

At April 1, 2012 and at July 3, 2011, the Company had $10.8 million and $14.1 million, respectively, included in Assets Held for Sale in its Consolidated Condensed Balance Sheets, consisting of certain assets related to the Ostrava, Czech Republic and Jefferson, WI production facilities. Prior to the closure of the Ostrava, Czech Republic facility, small engines were manufactured by the Company within its Engines Segment for the outdoor power equipment industry. Prior to the closure of the Jefferson facility, portable generator and pressure washer products were manufactured, marketed and sold by the Company within its Power Products Segment.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

4. Restructuring Actions

On January 25, 2012, the Board of Directors of the Company authorized moving existing manufacturing from the Company's Newbern, Tennessee facility to its McDonough, Georgia facility, the closure of its Ostrava, Czech Republic plant, shifting production to the Company's Murray, Kentucky facility and idling certain assets at its Poplar Bluff, Missouri facility. This decision was made after a comprehensive evaluation of the Company's manufacturing operations following significant and prolonged market declines.

The closing of the Company's facility in Newbern, Tennessee will affect approximately 240 regular employees and 450 temporary employees. Additionally, the closing of the Ostrava, Czech Republic facility will affect approximately 77 regular employees. The Company does not anticipate significant employment changes at its Poplar Bluff, Missouri facility as a result of the idling of certain assets. Operations in Ostrava ceased in March 2012 and the Newbern facility is expected to wind down in the fourth quarter of fiscal 2012.

The Company recorded pre-tax charges of $19.8 million ($9.6 million after tax or $0.19 per diluted share) during the three and nine months ended April 1, 2012 related to the restructuring actions. The Engines Segment and Products Segment recorded $9.9 million and $9.8 million, respectively, of pre-tax restructuring charges within gross profit during the three and nine months ended April 1, 2012.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines Segment restructuring activities for the nine month period ended April 1, 2012 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at July 3, 2011	$—	$—	$—
Provisions	337	9,606	9,943
Cash Expenditures	—	(131)	(131)
Other Adjustments (1)	—	(5,379)	(5,379)
Reserve Balance at April 1, 2012	$337	$4,096	$4,433
(1) Other adjustments includes $2.2 million of property, plant and equipment impairments, $2.8 million of accelerated depreciation and $0.4 million of inventory write-downs.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products Segment restructuring activities for the nine month period ended April 1, 2012 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at July 3, 2011	$—	$—	$—
Provisions	390	9,431	9,821
Cash Expenditures	—	(766)	(766)
Other Adjustments (2)	—	(8,665)	(8,665)
Reserve Balance at April 1, 2012	$390	$—	$390
(2) Other adjustments includes $5.4 million of accelerated depreciation and $3.2 million of inventory write-downs.

In fiscal 2011, the Company made organization changes that involved a reduction of salaried employees during the quarter ended December 26, 2010. For the nine months ended March 27, 2011, these organization changes resulted in restructuring charges of $3.5 million, consisting of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards and approximately $2.2 million for severance and other related employee separation costs associated with the reduction.

On April 25, 2012, subsequent to the end of the third quarter of fiscal 2012, the Board of Directors of the Company authorized several actions being taken to execute the Company's strategy. Beginning in fiscal 2013, the Company will no longer pursue placement of lawn and garden products at national mass retailers. The Engines segment will continue to support

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products segment will continue to focus on innovative, higher margin products that are sold through our network of Simplicity, Snapper and Ferris dealers and regional retailers. The Company will also continue to sell pressure washers and portable and standby generators through the U.S. mass retail channel.

Further, production of horizontal shaft engines currently made in the Auburn, Alabama plant will move to the Company's existing production facility in Chongqing, China or be sourced from third parties in Southeast Asia. The Company previously moved smaller horizontal shaft engines to the Chongqing, China plant in 2007 where these types of engines can be made more competitively. The Company will continue to manufacture portable generators in Auburn through calendar 2012 and is evaluating alternatives with respect to manufacturing, assembling or sourcing cost effective portable generators beyond 2012. The Auburn plant will continue to produce V-Twin engines used in riding mowers and other outdoor power applications.

In addition, the Company intends to reduce its salaried headcount by approximately 10% during fiscal 2012.

The Company anticipates approximately 250 regular employees will be affected by the Auburn, Alabama facility consolidation. A 10% reduction of the Company's salaried workforce would affect approximately 210 employees globally.

The pre-tax expense related to all of the restructuring activities announced in fiscal 2012 is estimated to be $60 million to $70 million, of which, $45 million to $50 million is expected to be realized in fiscal 2012. Included in these charges are estimated pre-tax charges of approximately $37 million to $41 million for non-cash asset impairments and approximately $23 million to $29 million of other cash expenditures. The Company anticipates annualized pre-tax savings of $30 million to $35 million in fiscal 2013 and $40 million to $45 million in fiscal 2014.

5. Earnings Per Share

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

Information on earnings per share is as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net Income	$39,937	$51,521	$37,414	$42,154
Less: Dividends Attributable to Unvested Shares	(48)	(69)	(254)	(181)
Net Income Available to Common Shareholders	$39,889	$51,452	$37,160	$41,973
Weighted Average Shares Outstanding	48,882	49,726	49,323	49,672
Diluted Average Shares Outstanding	49,857	50,465	50,264	50,243
Basic Earnings Per Share	$0.82	$1.03	$0.75	$0.85
Diluted Earnings Per Share	$0.80	$1.02	$0.74	$0.84

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Options to Purchase Shares of Common Stock (in thousands)	3,575	2,637	4,041	3,960
Weighted Average Exercise Price of Options Excluded	$27.94	$32.64	$26.59	28.65

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. Through the third quarter of fiscal 2012, the Company repurchased 1,459,243 shares on the open market at an average price $15.55 per share. There were no shares repurchased in fiscal 2011.

6. Comprehensive Income

Comprehensive income is a more inclusive financial reporting method that includes certain financial information that has not been recognized in the calculation of net income. Comprehensive income is defined as net income and other changes in shareholders’ investment from transactions and events other than with shareholders. Total comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Net Income	$39,937	$51,521	$37,414	$42,154
Cumulative Translation Adjustments	2,844	6,331	(6,442)	16,839
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	149	(1,757)	(2,953)	(10,069)
Unrecognized Pension & Postretirement Obligation, Net of Tax	4,078	4,221	12,235	12,637
Total Comprehensive Income	$47,008	$60,316	$40,254	$61,561
The components of Accumulated Other Comprehensive Loss, net of tax, are as follows (in thousands):

	April 1, 2012	July 3, 2011
Cumulative Translation Adjustments	$19,547	$25,989
Unrealized Loss on Derivative Instruments	(5,196)	(2,243)
Unrecognized Pension & Postretirement Obligation	(255,009)	(267,244)
Accumulated Other Comprehensive Loss	$(240,658)	$(243,498)

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Components of Net Periodic Expense:
Service Cost	$3,443	$3,367	$102	$121
Interest Cost on Projected Benefit Obligation	14,317	14,172	1,687	1,787
Expected Return on Plan Assets	(19,174)	(19,244)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	725	765	(959)	(872)
Actuarial Loss	4,623	4,443	2,295	2,566
Net Periodic Expense	$3,936	$3,505	$3,125	$3,602

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Components of Net Periodic Expense:
Service Cost	$10,328	$10,143	$307	$364
Interest Cost on Projected Benefit Obligation	42,952	42,517	5,062	5,333
Expected Return on Plan Assets	(57,522)	(57,731)	—	—
Amortization of:
Transition Obligation	6	6	—	—
Prior Service Cost (Credit)	2,174	2,294	(2,877)	(2,611)
Actuarial Loss	13,870	13,328	6,884	7,707
Net Periodic Expense	$11,808	$10,557	$9,376	$10,793

The Company expects to make benefit payments of approximately $2.9 million attributable to its non-qualified pension plans during fiscal 2012. During the first nine months of fiscal 2012, the Company made payments of approximately $2.2 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $22.2 million for its other postretirement benefit plans during fiscal 2012. During the first nine months of fiscal 2012, the Company made payments of $13.8 million for its other postretirement benefit plans.

The Company is required to make minimum contributions to the qualified pension plan of approximately $28.8 million during fiscal 2012. During the first nine months of fiscal 2012, the Company made cash contributions of $24.1 million to the qualified pension plan. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $0.9 million and $4.5 million for the three and nine months ended April 1, 2012, respectively. For the three and nine months ended March 27, 2011, stock based compensation expense was $0.8 million and $8.8 million, respectively. Included in stock based compensation expense for the nine months ended March 27, 2011 was an expense of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards. The modification of the awards was made in connection with the organization changes announced in fiscal 2011 that involved a planned reduction of salaried employees during the quarter ended December 26, 2010. The Company also recorded expenses of approximately $2.2 million for severance and other related employee separation costs associated with the reduction.

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

The Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Derivative financial instruments are recorded on the Consolidated Condensed Balance Sheets as assets or liabilities, measured at fair value. The effective portion of gains or losses on the derivative designated as cash flow hedges are reported as a component of Accumulated Other Comprehensive Loss (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

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

The Company enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Japanese Yen, Australian Dollars, Swedish Kronor or Canadian Dollars. These contracts generally do not have a maturity of more than twenty-four months.

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

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of April 1, 2012 and July 3, 2011, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		April 1, 2012	July 3, 2011
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	60,000	—
Foreign Currency:
Australian Dollar	Sell	34,673	34,295
Canadian Dollar	Sell	2,000	10,700
Euro	Sell	45,500	41,500
Japanese Yen	Buy	425,000	—
Swedish Krona	Buy	6,500	—
Commodity:
Natural Gas (Therms)	Buy	4,966	11,187
Aluminum (Metric Tons)	Buy	26	8
Steel (Metric Tons)	Buy	—	1

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Consolidated Condensed Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	April 1, 2012	July 3, 2011
Interest rate contract
Other Long-Term Liabilities	(796)	—
Foreign currency contracts
Other Current Assets	1,865	108
Accrued Liabilities	(1,226)	(3,550)
Other Long-Term Liabilities	—	(280)
Commodity contracts
Other Current Assets	—	26
Accrued Liabilities	(5,523)	(1,937)
Other Long-Term Liabilities	(117)	(91)
	$(5,797)	$(5,724)

The effect of derivatives designated as hedging instruments on the Consolidated Condensed Statements of Operations is as follows:

	Three months ended April 1, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$28	Net Sales	$—	$—
Foreign currency contracts - sell	(1,830)	Net Sales	1,364	—
Foreign currency contracts - buy	—	Cost of Goods Sold	26	—
Commodity contracts	1,951	Cost of Goods Sold	(3,400)	4
	$149		$(2,010)	$4

	Three months ended March 27, 2011
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts - sell	$(2,574)	Net Sales	$1,162	$—
Foreign currency contracts - buy	(13)	Cost of Goods Sold	48	—
Commodity contracts	830	Cost of Goods Sold	(1,088)	(34)
	$(1,757)		$122	$(34)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine months ended April 1, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$(485)	Net Sales	$—	$—
Foreign currency contracts - sell	922	Net Sales	1,302	—
Foreign currency contracts - buy	—	Cost of Goods Sold	(31)	—
Commodity contracts	(3,390)	Cost of Goods Sold	(4,641)	(18)
	$(2,953)		$(3,370)	$(18)

	Nine months ended March 27, 2011
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts - sell	$(10,273)	Net Sales	$2,923	$—
Foreign currency contracts - buy	(11)	Cost of Goods Sold	(404)	—
Commodity contracts	215	Cost of Goods Sold	(2,217)	47
	$(10,069)		$302	$47
During the next twelve months, the amount of the April 1, 2012 Accumulated Other Comprehensive Loss balance that is expected to be reclassified into earnings is expected to be $5.3 million.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2012 and July 3, 2011 (in thousands):

		Fair Value Measurement Using
	April 1, 2012	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,865	$—	$1,865	$—
Liabilities:
Derivatives	$7,662	$—	$7,662	$—
	July 3, 2011	Level 1	Level 2	Level 3
Assets:
Derivatives	$134	$—	$134	$—
Liabilities:
Derivatives	$5,858	$—	$5,858	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The estimated fair value of the Company's Senior Notes at April 1, 2012 and July 3, 2011 was $245.3 million and $233.7 million respectively, compared to the carrying value of $225.0 million. The estimated fair value of long-term debt is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at April 1, 2012 and July 3, 2011 due to the short-term nature of these instruments. The carrying value of the Revolver and Short-Term Debt approximates the fair value since the underlying rate of interest is variable based upon LIBOR rates.
11. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Nine Months Ended
	April 1, 2012	March 27, 2011
Beginning Balance	$45,995	$41,945
Payments	(19,994)	(21,860)
Provision for Current Year Warranties	23,377	25,977
Changes in Estimates	(3,847)	724
Ending Balance	$45,531	$46,786

12. Income Taxes

As of July 3, 2011, the Company had $12.0 million of gross unrecognized tax benefits. Of this amount, $9.9 million represents the portion that, if recognized, would impact the effective tax rate. As of July 3, 2011, the Company had $5.7 million accrued for the payment of interest and penalties. For the nine months ended April 1, 2012, the Company recorded a decrease to the tax reserve of $5.7 million, of which $1.1 million related to interest, as a result of the settlement of audits and the lapse in the statute of limitations in certain foreign jurisdictions.

The effective tax rate for the third quarter and first nine months of fiscal 2012 was 20.4% and 13.4%, respectively, compared to 32.4% and 30.3% for the same respective periods last year. The decrease in the effective tax rate for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily driven by a net benefit of $3.3 million related to Ostrava plant restructuring charges incurred during the recent quarter. The decrease in the effective tax rate for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to the aforementioned restructuring charges and a net benefit of $5.0 million due to the settlement of U.S. audits and the expiration of a non-U.S. statute of limitation period during fiscal 2012.

The Company's annual effective tax rate reflects its best estimate of financial operating results and the estimated impact of foreign currency exchange rates. Changes in the mix of pretax income from all tax jurisdictions in which the Company operates will have an impact on the Company's effective tax rate. The fiscal 2012 estimated annual tax rate is based on the latest tax law changes.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2009 and is currently under audit by various state and foreign jurisdictions. With respect to the Company's major foreign jurisdictions, it is no longer subject to tax examinations before fiscal 2002.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

13. Commitments and Contingencies

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines ("Horsepower Class Actions"). On February 24, 2010, the Company entered into a Stipulation of Settlement ("Settlement") that resolves all of the Horsepower Class Actions including all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a gas combustible engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a defendant.
The Settlement received final court approval on August 16, 2010. The settling defendants as a group agreed to pay an aggregate amount of $51.0 million. However, the monetary contribution of the amount of each of the settling defendants is confidential. In addition, the Company, along with the other settling defendants, agreed to injunctive relief regarding their future horsepower labeling, as well as procedures that will allow purchasers of lawnmower engines to seek a one-year extended warranty free of charge beginning March 1, 2011 for most class members. As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. As a result of the Settlement, the Company recorded a pre-tax charge of $30.6 million in the third quarter of fiscal 2010.

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

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. The Company moved to dismiss the complaint and believes the changes are within its rights. On April 21, 2011, the district court issued an order granting the Company's motion to dismiss the complaint. The plaintiffs filed a motion with the court to reconsider its order on May 17, 2011, and on August 24, 2011 the court granted the motion and vacated the dismissal of the case. The Company then filed a motion with the court to appeal its decision directly to the U.S. Court of Appeals for the Seventh Circuit, but the court denied this motion on February 29, 2012. Discovery is now proceeding in the case.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

14. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
NET SALES:
Engines	$498,009	$503,809	$987,486	$1,007,250
Products	281,271	267,535	731,969	621,484
Inter-Segment Eliminations	(59,183)	(51,011)	(154,114)	(123,961)
Total *	$720,097	$720,333	$1,565,341	$1,504,773
* International sales included in net sales based on product shipment destination	$203,276	$217,228	$529,709	$543,687
GROSS PROFIT:
Engines	$100,320	$124,362	$186,555	$235,567
Products	27,246	25,828	81,675	55,219
Inter-Segment Eliminations	(454)	(641)	(1,184)	(923)
Total	$127,112	$149,549	$267,046	$289,863
INCOME (LOSS) FROM OPERATIONS:
Engines	$55,051	$77,463	$51,875	$92,312
Products	(1,153)	1,730	1,717	(17,538)
Inter-Segment Eliminations	(454)	(641)	(1,184)	(923)
Total	$53,444	$78,552	$52,408	$73,851

Pre-tax restructuring charges impact on gross profit is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN GROSS PROFIT:
Engines	$9,943	$—	$9,943	$—
Products	9,821	—	9,821	—
Total	$19,764	$—	$19,764	$—

Pre-tax restructuring charges impact on income (loss) from operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN INCOME (LOSS) FROM OPERATIONS:
Engines	$9,943	$—	$9,943	$559
Products	9,821	—	9,821	2,978
Total	$19,764	$—	$19,764	$3,537

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

15. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	April 1, 2012	July 3, 2011
Revolving Credit Facility	$46,000	$—
Senior Notes	225,000	225,000
	$271,000	$225,000

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.  The net proceeds of the offering were primarily used to redeem the outstanding principal of the 8.875% Senior Notes due March 15, 2011 ("Old Senior Notes"). In connection with the issuance of the Senior Notes, the Company incurred approximately $5.0 million in new debt issuance costs, which are being amortized over the life of the Senior Notes using the effective interest method. In addition, at the time of the refinancing the Company expensed approximately $3.7 million associated with the make-whole terms of the Old Senior Notes, $0.1 million in remaining debt issuance costs and $0.1 million of original issue discount. These refinancing charges are included in interest expense in the Consolidated Condensed Statements of Operations for the nine months ended March 27, 2011.

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

The Senior Notes and Revolver contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of April 1, 2012, the Company was in compliance with these covenants.

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

	April 1, 2012 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Revolving Credit Facility	$46,000	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of the Company, its Guarantor and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET
As of April 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$525,821	$457,378	$256,305	$(178,725)	$1,060,779
Investment in Subsidiaries	620,378	—	—	(620,378)	—
Non-Current Assets	435,027	216,310	43,446	(34,712)	660,071
	$1,581,226	$673,688	$299,751	$(833,815)	$1,720,850

Current Liabilities	$328,340	$125,258	$107,631	$(178,725)	$382,504
Other Long-Term Obligations	509,239	84,101	36,071	(34,712)	594,699
Shareholders’ Investment	743,647	464,329	156,049	(620,378)	743,647
	$1,581,226	$673,688	$299,751	$(833,815)	$1,720,850

BALANCE SHEET
As of July 3, 2011
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$519,783	$343,266	$254,548	$(138,858)	$978,739
Investment in Subsidiaries	617,553	—	—	(617,553)	—
Non-Current Assets	455,876	229,054	40,617	(38,068)	687,479
	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

Current Liabilities	$292,908	$88,888	$101,445	$(138,858)	$344,383
Other Long-Term Obligations	562,361	20,988	38,611	(38,068)	583,892
Shareholders’ Investment	737,943	462,444	155,109	(617,553)	737,943
	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS
For the Three Months Ended April 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$463,323	$247,241	$95,522	$(85,989)	$720,097
Cost of Goods Sold	365,386	219,150	74,674	(85,989)	573,221
Restructuring Charges	267	8,189	11,308	—	19,764
Gross Profit	97,670	19,902	9,540	—	127,112
Engineering, Selling, General and Administrative Expenses	44,262	20,963	8,443	—	73,668
Equity in Income from Subsidiaries	156	—	—	(156)	—
Income (Loss) from Operations	53,252	(1,061)	1,097	156	53,444
Interest Expense	(4,760)	(7)	(44)	—	(4,811)
Other Income, Net	871	(5)	700	—	1,566
Income (Loss) before Income Taxes	49,363	(1,073)	1,753	156	50,199
Provision (Credit) for Income Taxes	9,426	(474)	1,310	—	10,262
Net Income (Loss)	$39,937	$(599)	$443	$156	$39,937
STATEMENT OF OPERATIONS
For the Three Months Ended March 27, 2011
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$475,609	$230,744	$96,985	$(83,005)	$720,333
Cost of Goods Sold	364,609	216,465	72,715	(83,005)	570,784
Gross Profit	111,000	14,279	24,270	—	149,549
Engineering, Selling, General and Administrative Expenses	39,225	18,466	13,306	—	70,997
Equity in Income from Subsidiaries	(7,840)	—	—	7,840	—
Income (Loss) from Operations	79,615	(4,187)	10,964	(7,840)	78,552
Interest Expense	(4,452)	(16)	(45)	—	(4,513)
Other Income (Expense), Net	1,294	(15)	928	—	2,207
Income (Loss) before Income Taxes	76,457	(4,218)	11,847	(7,840)	76,246
Provision (Credit) for Income Taxes	24,936	(2,273)	2,062	—	24,725
Net Income (Loss)	$51,521	$(1,945)	$9,785	$(7,840)	$51,521

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS
For the Nine Months Ended April 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$928,028	$637,814	$250,532	$(251,033)	$1,565,341
Cost of Goods Sold	757,396	569,435	202,733	(251,033)	1,278,531
Restructuring Charges	267	8,189	11,308	—	19,764
Gross Profit	170,365	60,190	36,491	—	267,046
Engineering, Selling, General and Administrative Expenses	125,802	57,845	30,991	—	214,638
Equity in Income from Subsidiaries	(3,484)	—	—	3,484	—
Income from Operations	48,047	2,345	5,500	(3,484)	52,408
Interest Expense	(13,801)	(28)	(116)	—	(13,945)
Other Income, Net	3,280	160	1,309	—	4,749
Income before Income Taxes	37,526	2,477	6,693	(3,484)	43,212
Provision for Income Taxes	112	1,067	4,619	—	5,798
Net Income	$37,414	$1,410	$2,074	$(3,484)	$37,414
STATEMENT OF OPERATIONS
For the Nine Months Ended March 27, 2011
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$953,379	$526,106	$257,130	$(231,842)	$1,504,773
Cost of Goods Sold	749,351	497,147	200,254	(231,842)	1,214,910
Gross Profit	204,028	28,959	56,876	—	289,863
Engineering, Selling, General and Administrative Expenses	123,622	52,064	36,789	—	212,475
Restructuring Charges	559	2,978	—	—	3,537
Equity in Income from Subsidiaries	(1,351)	—	—	1,351	—
Income (Loss) from Operations	81,198	(26,083)	20,087	(1,351)	73,851
Interest Expense	(18,510)	(53)	(116)	—	(18,679)
Other Income (Expense), Net	3,112	298	1,870	—	5,280
Income (Loss) before Income Taxes	65,800	(25,838)	21,841	(1,351)	60,452
Provision (Credit) for Income Taxes	23,646	(9,917)	4,569	—	18,298
Net Income (Loss)	$42,154	$(15,921)	$17,272	$(1,351)	$42,154

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Nine Months Ended April 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(93,275)	$(54,687)	$(31,062)	$12,337	$(166,687)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(26,152)	(3,996)	(1,667)	—	(31,815)
Proceeds Received from Disposition of Plant and Equipment	121	50	4	—	175
Cash Investment in Subsidiary	2,141	—	(6,939)	4,798	—
Payments for Acquisitions, Net of Cash Acquired	—	—	(2,673)	—	(2,673)
Net Cash Used in Investing Activities	(23,890)	(3,946)	(11,275)	4,798	(34,313)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(5,014)	57,621	5,730	(12,337)	46,000
Capital Contributions	—	—	4,798	(4,798)	—
Debt Issuance Costs	(2,007)	—	—	—	(2,007)
Treasury Stock Purchases	(22,689)	—	—	—	(22,689)
Stock Option Exercise Proceeds and Tax Benefits	235	—	—	—	235
Cash Dividends Paid	(11,041)	—	—	—	(11,041)
Net Cash Provided by (Used in) Financing Activities	(40,516)	57,621	10,528	(17,135)	10,498
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,692)	—	(2,692)
Net Decrease in Cash and Cash Equivalents	(157,681)	(1,012)	(34,501)	—	(193,194)
Cash and Cash Equivalents, Beginning	158,672	1,372	49,595	—	209,639
Cash and Cash Equivalents, Ending	$991	$360	$15,094	$—	$16,445

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Nine Months Ended March 27, 2011
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(44,952)	$(57,984)	$16,138	$(13,545)	$(100,343)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(24,479)	(6,293)	(1,735)	—	(32,507)
Proceeds Received from Disposition of Plant and Equipment	17	39	26	—	82
Cash Investment in Subsidiary	2,708	—	(2,800)	92	—
Net Cash Used in Investing Activities	(21,754)	(6,254)	(4,509)	92	(32,425)
Cash Flows from Financing Activities:
Net Borrowings on Loans, Notes Payable and Long-Term Debt	(6,445)	63,256	5,946	13,545	76,302
Capital Contributions	—	—	92	(92)	—
Debt Issuance Costs	(4,994)	—	—	—	(4,994)
Stock Option Exercise Proceeds and Tax Benefits	790	—	—	—	790
Cash Dividends Paid	(11,074)	—	—	—	(11,074)
Net Cash Provided by (Used in) Financing Activities	(21,723)	63,256	6,038	13,453	61,024
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,994)	—	(1,994)
Net Increase (Decrease) in Cash and Cash Equivalents	(88,429)	(982)	15,673	—	(73,738)
Cash and Cash Equivalents, Beginning	100,880	3,675	11,999	—	116,554
Cash and Cash Equivalents, Ending	$12,451	$2,693	$27,672	$—	$42,816

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

17. Subsequent Events

Refer to Note 4 of the Notes to Consolidated Condensed Financial Statements for information regarding restructuring actions announced subsequent to the third quarter of fiscal 2012.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the third quarter of fiscal 2012 were $720.1 million, a decrease of $0.2 million or comparable to the same period a year ago.

Engines Segment fiscal 2012 third quarter net sales were $498.0 million, which was $5.8 million or 1.1% lower than the same period a year ago. This decrease in net sales was primarily driven by lower shipment volumes of engines due to reduced shipments to lawn and garden OEMs in the North American and European markets, and unfavorable foreign exchange of $1.6 million, partially offset by improved pricing.

Products Segment fiscal 2012 third quarter net sales were $281.3 million, an increase of $13.7 million or 5.1% from the same period a year ago. The increase in net sales was primarily due to increased sales of standby generators, pressure washers and lawn and garden equipment. This increase was partially offset by lower shipments of snow throwers and related service parts and portable generators due to limited snowfall and a lack of ice storms in fiscal 2012.

Consolidated net sales for the first nine months of fiscal 2012 were $1.6 billion, an increase of $60.6 million or 4.0% when compared to the same period a year ago.

Engines Segment net sales for the first nine months of fiscal 2012 were $987.5 million, which was lower by $19.8 million or 2.0% compared to the same period a year ago. This decrease in net sales was primarily driven by lower shipment volumes of engines to OEMs for lawn and garden products in the North American and European markets, and unfavorable foreign exchange of $3.4 million primarily related to the Euro, partially offset by increased pricing, a favorable mix of product shipped that reflected proportionally larger volumes of units used on riding lawn mowers, snow throwers and portable and standby generators.

Products Segment net sales for the first nine months of fiscal 2012 were $732.0 million, an increase of $110.5 million or 17.8% from the same period a year ago. The increase in net sales was primarily due to increased sales of portable and standby generators due to widespread power outages in the U.S. as a result of a landed hurricane and subsequent snow storm on the United States East Coast earlier in the fiscal year, increased shipments of snow equipment after channel inventories were depleted from the prior selling season, improved pricing and favorable foreign exchange of $5.1 million. There were no landed hurricanes in fiscal 2011.

GROSS PROFIT PERCENTAGE

Included in consolidated gross profit were pre-tax charges of $19.8 million ($9.6 million after tax or $0.19 per diluted share) during the three and nine months ended April 1, 2012 related to previously announced restructuring actions to close the Ostrava, Czech Republic and Newbern, Tennesee manufacturing facilities and reconfigure operations of the engine plant in Poplar Bluff, Missouri. The Engines Segment and Products Segment recorded $9.9 million and $9.8 million, respectively, of pre-tax restructuring charges within gross profit during the three and nine months ended April 1, 2012.

The following table is a reconciliation of gross profit by segment, as reported, to adjusted gross profit by segment, excluding restructuring charges.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended		Nine Months Ended
	April 1, 2012	March 27, 2011	April 1, 2012	March 27, 2011
Engines
Engines Net Sales	$489,009	$503,809	$987,486	$1,007,250

Gross Profit	$100,320	$124,362	$186,555	$235,567
Restructuring Charges	9,943	—	9,943	—
Adjusted Engines Gross Profit (1)	$110,263	$124,362	$196,498	$235,567

Engines Gross Profit % as Reported	20.1%	24.7%	18.9%	23.4%
Adjusted Engines Gross Profit % (1)	22.1%	24.7%	19.9%	23.4%

Products
Products Net Sales	$281,271	$267,535	$731,969	$621,484

Gross Profit	$27,246	$25,828	$81,675	$55,219
Restructuring Charges	9,821	—	9,821	—
Adjusted Products Gross Profit (1)	$37,067	$25,828	$91,496	$55,219

Products Gross Profit % as Reported	9.7%	9.7%	11.2%	8.9%
Adjusted Products Gross Profit % (1)	13.2%	9.7%	12.5%	8.9%

Inter-Segment Eliminations	(454)	(641)	(1,184)	(923)
Adjusted Gross Profit (1)	$146,876	$149,549	$286,810	$289,863

(1)
Adjusted gross profit is a non-GAAP financial measure. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges have on gross profit and facilitates comparisons between peer companies. While the Company believes that adjusted gross profit is useful supplemental information, such adjusted results are not intended to replace our Generally Accepted Accounting Principles’ (“GAAP”) financial results and should be read in conjunction with those GAAP results.

The consolidated gross profit percentage was 17.7% in the third quarter of fiscal 2012, down from 20.8% in the same period last year.

The Engines Segment gross profit percentage was 20.1% in the third quarter of fiscal 2012, lower from 24.7% in the third quarter of fiscal 2011. Excluding restructuring charges of $9.9 million, adjusted Engines Segment gross profit percentage in the third quarter of fiscal 2012 was 22.1%, a decrease of 260 bps compared to Engines Segment gross profit percentage in the third quarter of fiscal 2011. The decrease over prior year was primarily due to unfavorable absorption on lower production volumes, unfavorable foreign exchange of $2.4 million, and higher manufacturing spending. Higher manufacturing spending is attributed to start-up costs of $1.9 million associated with launching our Phase III emissions compliant engines. Increased pricing offset increased commodity costs.

The Products Segment gross profit percentage was 9.7% for the third quarter of fiscal 2012, or comparable to the third quarter of fiscal 2011. Excluding restructuring charges of $9.8 million, adjusted Products Segment gross profit percentage in the third quarter of fiscal 2012 was 13.2%, an increase of 350 bps compared to Products Segment gross profit percentage in the third quarter of fiscal 2011. The increase over prior year was primarily due to a favorable mix of lawn and garden sales through the dealer channel, improved pricing, production operational improvements of $1.8 million, and favorable absorption benefit on higher production levels, partially offset by increased commodity costs.

The consolidated gross profit percentage for the first nine months of fiscal 2012 decreased to 17.1% from 19.3% in the first nine months of fiscal 2011.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Engines Segment gross profit percentage decreased to 18.9% for the first nine months of fiscal 2012 from 23.4% in the first nine months of fiscal 2011. Excluding restructuring charges of $9.9 million, adjusted Engines Segment gross profit percentage in the first nine months of fiscal 2012 was 19.9%, a decrease of 350 bps compared to Engines Segment gross profit percentage in the first nine months of fiscal 2011. The decrease was primarily due to reduced absorption on lower production volumes of $5.4 million, unfavorable foreign exchange of $7.2 million, and higher manufacturing spending associated with rising commodity costs and start-up costs of $8.0 million associated with launching our Phase III emissions compliant engines, partially offset by improved engine pricing.

The Products Segment gross profit percentage increased to 11.2% for the first nine months of fiscal 2012 from 8.9% in the first nine months of fiscal 2011. Excluding restructuring charges of $9.8 million, adjusted Products Segment gross profit percentage in the first nine months of fiscal 2012 was 12.5%, an increase of 360 bps compared to Products Segment gross profit percentage in the first nine months of fiscal 2011. The increase over the prior year was primarily attributable to favorable mix of lawn and garden sales through the dealer channel, improved pricing, favorable foreign exchange of $1.0 million, production operational improvements of $13.7 million and manufacturing absorption benefits of $8.7 million, partially offset by increased commodity costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $73.7 million in the third quarter of fiscal 2012, an increase of $2.7 million or 3.8% from the third quarter of fiscal 2011. The increase in the current year was primarily attributable to greater selling expense to support international growth and $0.9 million of bad debt expense recorded in fiscal 2012 attributable to distributors in the European market.

Engineering, selling, general and administrative expenses were $214.6 million for the first nine months of fiscal 2012, an increase of $2.2 million or 1.0% from the first nine months of fiscal 2011. The increase was primarily attributable to greater selling expense to support international growth and higher marketing expense domestically, partially offset by lower stock based compensation expense.

INTEREST EXPENSE

Interest expense for the third quarter of fiscal 2012 was $0.3 million higher compared to the same period a year ago due to higher average interest rates, partially offset by lower average borrowings. For the first nine months of fiscal 2012, interest expense was $4.7 million lower compared to the first nine months of fiscal 2011 due to $3.9 million of pre-tax charges associated with the refinancing of Senior Notes during the second quarter of fiscal 2011, which did not recur in the current fiscal year, as well as lower average outstanding borrowings at lower interest rates.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter and first nine months of fiscal 2012 was 20.4% and 13.4%, respectively, compared to 32.4% and 30.3% for the same respective periods last year. The decrease in the effective tax rate for the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011 was primarily driven by a net benefit of $3.3 million related to Ostrava plant restructuring charges incurred during the recent quarter. The decrease in the effective tax rate for the first nine months of fiscal 2012 compared to the first nine months of fiscal 2011 was primarily due to the aforementioned restructuring charges and a net benefit of $5.0 million due to the settlement of U.S. audits and the expiration of a non-U.S. statute of limitation period during fiscal 2012.

RESTRUCTURING ACTIONS

On January 25, 2012, the Board of Directors of the Company authorized moving existing manufacturing from the Company's Newbern, Tennessee facility to its McDonough, Georgia facility, the closure of its Ostrava, Czech Republic plant, shifting production to the Company's Murray, Kentucky facility and idling certain assets at its Poplar Bluff, Missouri facility. This decision was made after a comprehensive evaluation of the Company's manufacturing operations following significant and prolonged market declines.

The Newbern, Tennessee facility currently manufactures walk behind lawn mowers and snow throwers for the U.S. domestic market. The Ostrava, Czech Republic facility manufactured small engines for the outdoor power equipment industry.

The closing of the Company's facility in Newbern, Tennessee will affect approximately 240 regular employees and 450

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

temporary employees. Additionally, the closing of the Ostrava, Czech Republic facility will affect approximately 77 regular employees. The Company does not anticipate significant employment changes at its Poplar Bluff, Missouri facility as a result of the idling certain assets. Operations in Ostrava ceased in March 2012 and the Newbern facility is expected to wind down in the fourth quarter of fiscal 2012.

The Company recorded pre-tax charges of $19.8 million ($9.6 million after tax or $0.19 per diluted share) during the three and nine months ended April 1, 2012 related to the restructuring actions. The Engines Segment and Products Segment recorded $9.9 million and $9.8 million, respectively, of pre-tax restructuring charges during the three and nine months ended April 1, 2012.

In fiscal 2011, the Company made organization changes that involved a reduction of salaried employees during the quarter ended December 26, 2010. For the nine months ended March 27, 2011, these organization changes resulted in restructuring charges of $3.5 million, consisting of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards and approximately $2.2 million for severance and other related employee separation costs associated with the reduction.

On April 25, 2012, subsequent to the end of the third quarter of fiscal 2012, the Board of Directors of the Company authorized several actions being taken to execute the Company's strategy. Beginning in fiscal 2013, the Company will no longer pursue placement of lawn and garden products at national mass retailers. The Engines segment will continue to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products segment will continue to focus on innovative, higher margin products that are sold through our network of Simplicity, Snapper and Ferris dealers and regional retailers. The Company will also continue to sell pressure washers and portable and standby generators through the U.S. mass retail channel.

Further, production of horizontal shaft engines currently made in the Auburn, Alabama plant will move to the Company's existing production facility in Chongqing, China or be sourced from third parties in Southeast Asia. The Company previously moved smaller horizontal shaft engines to the Chongqing, China plant in 2007 where these types of engines can be made more competitively. The Company will continue to manufacture portable generators in Auburn through calendar 2012 and is evaluating alternatives with respect to manufacturing, assembling or sourcing cost effective portable generators beyond 2012. The Auburn plant will continue to produce V-Twin engines used in riding mowers and other outdoor power applications.

In addition, the Company intends to reduce its salaried headcount by approximately 10% during fiscal 2012.

The Company anticipates approximately 250 regular employees will be affected by the Auburn, Alabama facility consolidation. A 10% reduction of the Company's salaried workforce would affect approximately 210 employees globally.

The pre-tax expense related to all of the restructuring activities announced in fiscal 2012 is estimated to be $60 million to $70 million, of which, $45 million to $50 million is expected to be realized in fiscal 2012. Included in these charges are estimated pre-tax charges of approximately $37 million to $41 million for non-cash asset impairments and approximately $23 million to $29 million of other cash expenditures. The Company anticipates annualized pre-tax savings of $30 million to $35 million in fiscal 2013 and $40 million to $45 million in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the fiscal 2012 first nine months were $166.7 million compared to $100.3 million in the fiscal 2011 first nine months. Cash used in operating activities for the first nine months of fiscal 2012 was primarily related to seasonal build of inventory levels and an increase of accounts receivable during the period. Approximately $40 million of the increase in accounts receivable is due to delayed funding under the Company's new dealer inventory financing facility with GE Capital, Commercial Distribution Finance. The delayed funding to the Company reduces the overall cost of funds.

Cash flows used in investing activities was $34.3 million and $32.4 million in the first nine months of fiscal 2012 and fiscal 2011, respectively. The $1.9 million increase was primarily the result of $2.7 million of payments made for an acquisition during fiscal 2012, partially offset by lower purchases of plant and equipment compared to the first nine months of last year.

Cash flows provided by financing activities was $10.5 million in the first nine months of fiscal 2012, due to $46.0 million of net borrowings during the period, partially offset by treasury stock repurchases at a total cost of $22.7 million, $11.0 million of dividends paid and $2.0 million of debt issuance costs during the period. Cash flows provided by financing activities

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

was $61.0 million in the first nine months of fiscal 2011, which was primarily attributable to the issuance of $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020 during the second quarter of fiscal 2011, the net proceeds of which were primarily used to redeem the $203.7 million outstanding principal amount of the 8.875% Senior Notes due March 15, 2011. The Company also incurred $5.0 million of deferred financing costs in connection with the issuance of the 6.875% Senior Notes, made dividend payments of $11.1 million and made $55.0 million of net borrowings on the revolving line of credit during the first nine months of fiscal 2011.

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

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. As of the end of the third quarter of fiscal 2012, the Company repurchased 1,459,243 shares on the open market at an average price $15.55 per share. There were no shares repurchased in fiscal 2011. Subsequent to the end of the third quarter of fiscal 2012, the Company repurchased an additional 526,392 shares at an average price of $17.78 per share.

Briggs & Stratton expects capital expenditures to be approximately $50 million to $55 million in fiscal 2012. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

The Company is required to make contributions to the qualified pension plan of approximately $28.8 million during fiscal 2012. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods. As of July 3, 2011, the Company estimates it will be required to make contributions to the qualified pension plan of $54 million in fiscal 2013.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund Briggs & Stratton’s operating and capital requirements for the foreseeable future.

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of April 1, 2012, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2012.

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

CRITICAL ACCOUNTING POLICIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or behalf of the Company of its common stock during the quarterly period ended April 1, 2012.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 2, 2012 to January 29, 2012	—	$—	—	$38,614,620
January 30, 2012 to February 26, 2012	206,500	16.92	206,500	35,120,640
February 27, 2012 to April 1, 2012	450,900	17.32	450,900	27,311,052
Total Third Quarter	657,400	$17.20	657,400	$27,311,052

(1)	On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Supplemental Employee Retirement Plan (Filed herewith)

10.2	Amended and Restated Supplemental Executive Retirement Plan (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	May 9, 2012	/s/ David J. Rodgers
David J. Rodgers
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Supplemental Employee Retirement Plan (Filed herewith)

10.2	Amended and Restated Supplemental Executive Retirement Plan (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Cash Flows, and (iv) related Notes to Condensed Consolidated Financial Statements