Form 10-K
period 2012-07-01
BRIGGS & STRATTON CORP
filed 2012-08-28
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-1370
_____________________________________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment of this Form 10-K.   ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $770.1 million based on the reported last sale price of such securities as of December 30, 2011, the last business day of the most recently completed second fiscal quarter.
Number of Shares of Common Stock Outstanding at August 24, 2012: 47,842,345.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting to be held on October 17, 2012.

BRIGGS & STRATTON CORPORATION
FISCAL 2012 FORM 10-K
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
Briggs & Stratton (the “Company”) is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. In addition, the Company markets and sells related service parts and accessories for its engines. Briggs & Stratton is recognized worldwide for its strong brand name and a reputation for quality, design, innovation and value.
Through its wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC, Briggs & Stratton is also a leading designer, manufacturer and marketer of generators, pressure washers, snow throwers, lawn and garden powered equipment (primarily riding and walk behind mowers) and related service parts and accessories.
The Company conducts its operations in two reportable segments: Engines and Products. Further information about Briggs & Stratton’s business segments is contained in Note 7 of the Notes to Consolidated Financial Statements.
The Company’s internet address is www.basco.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. Charters of the Audit, Compensation, Finance, Nominating and Governance Committees, Corporate Governance Guidelines, Stock Ownership Guidelines and code of business conduct and ethics contained in the Briggs & Stratton Business Integrity Manual are available on the Company’s website and are available in print to any shareholder upon request to the Corporate Secretary.
Engines Segment
General
Briggs & Stratton manufactures four-cycle aluminum alloy gasoline engines with displacements ranging from 125 to 993 cubic centimeters through its Engines segment. The Company’s engines are used primarily by the lawn and garden equipment industry, which accounted for 86% of the Engines segment's fiscal 2012 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 14% of engine sales to OEMs in fiscal 2012 were for use on products for industrial, construction, agricultural and other consumer applications, that include generators, pumps and pressure washers. Many retailers specify the Company's engines on the power equipment they sell and the Briggs & Stratton logo is often featured prominently on a product because of the appeal and reputation of the brand.
In fiscal 2012 approximately 29% of the Engines segment net sales were derived from sales in international markets, primarily to customers in Europe. The Company serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries and offices in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, India, Italy, Japan, Mexico, New Zealand, Poland, Russia, South Africa, Sweden and the United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More detailed information about our foreign operations is in Note 7 of the Notes to Consolidated Financial Statements.
The Company's engines are sold primarily by its worldwide sales force through direct interaction with customers. The Company’s marketing staff and engineers in the United States provide support and technical assistance to its sales force.
The Engines segment also manufactures replacement engines and service parts and sells them to sales and service distributors. The Company owns its principal international distributors. In the United States the distributors are independently owned and operated.

These distributors supply service parts and replacement engines directly to independently owned, authorized service dealers throughout the world. These distributors and service dealers incorporate the Company’s commitment to reliability and service.
Customers
The Company's engine sales are primarily to OEMs. The Company's three largest external engine customers in fiscal years 2012, 2011 and 2010 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Deere & Company. Engines segment sales to the top three customers combined were 45%, 47% and 48% of Engines segment sales in fiscal 2012, 2011 and 2010, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements.
The Company believes that in fiscal 2012 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the Company attempts to recover increases in commodity costs through increased pricing.
Competition
The Company’s major domestic competitors in engine manufacturing are Honda Motor Co., Ltd. (Honda), Kawasaki Heavy Industries, Ltd. (Kawasaki) and Kohler Co. (Kohler). Several Japanese and Chinese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with the Company in world markets in the sale of engines to other OEMs and indirectly through their sale of end products.
The Company believes it has a significant share of the worldwide market for engines that power outdoor equipment.
The Company believes the major areas of competition from all engine manufacturers include product quality, brand, price, delivery and service. Other factors affecting competition are short-term market share objectives, short-term profit objectives, exchange rate fluctuations, technology, product support, distribution strength, and advertising. The Company believes its technology, product value, distribution, marketing, and service reputation have given it strong brand name recognition and enhanced its competitive position.
Seasonality of Demand
Sales of engines to lawn and garden OEMs are highly seasonal because of consumer buying patterns. The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Sales of lawn and garden equipment are also influenced by consumer sentiment, employment levels, housing starts and weather conditions. Engine sales in the Company’s fiscal third quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest.
In order to efficiently use its capital investments and meet seasonal demand for engines, the Company pursues a relatively balanced production schedule throughout the year. The schedule is adjusted to reflect changes in estimated demand, customer inventory levels and other matters outside the control of the Company. Accordingly, inventory levels generally increase during the first and second fiscal quarters in anticipation of customer demand. Inventory levels begin to decrease as sales increase in the third fiscal quarter. This seasonal pattern results in high inventories and low cash flow for the Company in the first, second and the beginning of the third fiscal quarters. The pattern results in higher cash flow in the latter portion of the third fiscal quarter and in the fourth fiscal quarter as inventories are liquidated and receivables are collected.
Manufacturing
The Company manufactures engines and parts at the following locations: Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff, Missouri; Wauwatosa, Wisconsin; and Chongqing, China. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin.

In January 2012, the Company announced plans to close its Ostrava, Czech Republic facility. During fiscal 2012, the Engines segment ceased manufacturing operations at the Ostrava, Czech Republic plant, shifting production to its Murray, Kentucky facility.
In April 2012, the Company announced that production of horizontal shaft engines currently made in the Auburn, Alabama plant will move to the Company's existing production facility in Chongqing, China or be sourced from third parties in Southeast Asia. The Auburn plant will continue to produce V-Twin engines used in riding mowers and other outdoor power applications.
The Company manufactures a majority of the structural components used in its engines, including aluminum die castings, carburetors and ignition systems. The Company purchases certain parts such as piston rings, spark plugs, valves, ductile and grey iron castings, plastic components, some stampings and screw machine parts and smaller quantities of other components. Raw material purchases consist primarily of aluminum and steel. The Company believes its sources of supply are adequate.
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
Products Segment
General
Products segment’s ("Products") principal product lines include portable and standby generators, pressure washers, snow throwers and lawn and garden power equipment. Products sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers. The products segment product lines are marketed under its own brands such as Briggs & Stratton, Snapper, Simplicity, Ferris, Snapper Pro, Murray, Victa as well as other brands such as Craftsman, John Deere, GE, and Troy-Bilt.
In April 2012, the Company announced that beginning in fiscal 2013, it will no longer pursue placement of lawn and garden products at national mass retailers. The Engines segment will continue to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products segment will continue to focus on innovative, higher margin products that are sold through its independent dealer network and regional retailers. The Company will also continue to sell pressure washers and portable and standby generators through the U.S. mass retail channel.
In October 2011, the Company completed the acquisition of Premier Power Equipments and Products Private Ltd. of Tamil Nadu, India, providing a platform for future growth in India.
Products has a network of independent dealers worldwide for the sale and service of snow throwers, standby generators and lawn and garden powered equipment. To support its international business, Products has leveraged the existing Briggs & Stratton worldwide distribution network.
Customers
Historically, Products’ major customers have been Lowe’s, Sears and Deere & Company. Sales to these three customers combined were 27%, 33% and 34% of Products segment net sales in fiscal 2012, 2011 and 2010, respectively. Other U.S. customers include Wal-Mart,The Home Depot, Tractor Supply Inc., and a network of independent dealers.
Competition
The principal competitive factors in the power products industry include price, service, product performance, brand, innovation and delivery. Products has various competitors, depending on the type of equipment. Primary competitors include: Honda (portable generators, pressure washers and lawn and garden equipment), Generac Power Systems, Inc. (portable generators, standby generators and pressure washers), Alfred Karcher GmbH & Co. (pressure washers), Techtronic Industries (pressure washers and portable generators), Deere & Company (commercial and consumer lawn mowers), MTD (commercial and consumer lawn mowers), The Toro Company (commercial and consumer lawn mowers), Scag Power Equipment, a Division of Metalcraft of Mayville, Inc. (commercial lawn mowers), and HOP (commercial and consumer lawn mowers).
Products believes it has a significant share of the North American market for portable generators and residential pressure washers.
Seasonality of Demand
Products’ sales are subject to seasonal patterns. Due to seasonal and regional weather factors, sales of pressure washers and lawn and garden powered equipment are typically higher during the third and fourth fiscal quarters than at other times of the year. Sales of portable generators and snow throwers are typically higher during the first and second fiscal quarters and can spike during weather related power outage events.
Manufacturing
Products’ manufacturing facilities are located in Auburn, Alabama; McDonough, Georgia; Munnsville, New York; Wauwatosa, Wisconsin; Sydney, Australia and Coimbatore, India. Products also purchases certain powered equipment under contract manufacturing agreements.
In January 2012, the Company announced plans to close its Newbern, Tennessee facility. During fiscal 2012, Products ceased manufacturing operations at the Newbern, Tennessee facility and moved production to its McDonough, Georgia facility.
In April 2012, the Company announced that it is evaluating alternatives with respect to manufacturing, assembling or sourcing cost effective portable generators beyond 2012. The Company will continue to manufacture portable generators in Auburn through calendar 2012.
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
Consolidated
General Information
The Company holds patents on features incorporated in its products; however, the success of the Company’s business is not considered to be primarily dependent upon patent protection. The Company owns several trademarks which it believes significantly affect a consumer’s choice of outdoor powered equipment and therefore create value. Licenses, franchises and concessions are not a material factor in the Company’s business.
For the fiscal years ended July 1, 2012, July 3, 2011 and June 27, 2010, the Company spent approximately $19.8 million, $19.5 million and $22.3 million, respectively, on research activities relating to the development of new products or the improvement of existing products.
In April 2012, the Company announced that it would reduce its salaried workforce by approximately 10%. The Company implemented these salaried workforce reductions during fiscal 2012.
The average number of persons employed by the Company during fiscal 2012 was 6,709. Employment ranged from a low of 6,321 in June 2012 to a high of 6,887 in February 2012.
Export Sales
Export sales for fiscal 2012, 2011 and 2010 were $392.7 million (19% of net sales), $428.0 million (20% of net sales) and $344.1 million (17% of net sales), respectively. These sales were principally to customers in European countries.

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
In fiscal 2012, our three largest customers accounted for 31% of our consolidated net sales. The loss of a significant portion of the business of one or more of these key customers would significantly impact our net sales and profitability.
Changes in environmental or other laws could require extensive changes in our operations or to our products.
Our operations and products are subject to a variety of foreign, federal, state and local laws and regulations governing, among other things, emissions to air, discharges to water, noise, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters. We do not expect these laws and regulations to have a material adverse effect on us, but we cannot be certain that these or other proposed changes in applicable laws or regulations will not adversely affect our business or financial condition in the future.
Foreign economic conditions and currency rate fluctuations can reduce our sales.
In fiscal 2012, we derived approximately 30% of our consolidated net sales from international markets, primarily Europe. Weak economic conditions in Europe could reduce our sales and currency fluctuations could adversely affect our sales or profit levels in U.S. dollar terms.
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
Currently, approximately 13% of our workforce is represented by labor unions. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position.
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
The indenture relating to the Senior Notes and our multicurrency credit agreement include a number of financial and operating restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants include, among other things, restrictions on our ability to:

•	incur more debt;

•	pay dividends, redeem stock or make other distributions;

•	make certain investments;

•	create liens;

•	transfer or sell assets;

•	merge or consolidate; and

•	enter into transactions with our affiliates.
In addition, our multicurrency credit agreement contains financial covenants that, among other things, require us to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio.

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
General worldwide economic conditions have experienced a downturn due to the sequential effects of the subprime lending crisis, general credit market crisis, sovereign debt crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they may cause U.S. and foreign OEMs and consumers to slow spending on our products. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the specific end markets we serve. If the consumer and commercial lawn and garden markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.
The ongoing European sovereign debt crisis has caused disruption in global financial markets and is likely to continue to cause economic disruptions, particularly if it leads to any future sovereign debt defaults and/or significant bank failures or defaults in the Eurozone. Despite certain stabilization measures taken by the European Union, the European Central Bank and the International Monetary Fund, yields on government bonds of certain European countries have remained volatile and credit ratings of most European countries have been downgraded by certain of the major rating agencies. The market disruptions in the Eurozone could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continued economic turmoil in the Eurozone could have a significant negative impact on us, both directly through our own global exposures and indirectly due to a decline in general global economic conditions. Further, the effects of the European sovereign debt crisis could be even more significant if they lead to a partial or complete break-up of the European Monetary Union (EMU). The partial or full break-up of the EMU would be unprecedented and its impact highly uncertain. The exit of one or more countries from the EMU or the dissolution of the EMU could lead to redenomination of obligations of obligors in exiting countries. Any such exit and redenomination would cause significant uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and lead to complex, lengthy litigation. The resulting uncertainty and market stress could also cause, among other things, severe disruption to equity markets, significant increases in bond yields generally, potential failure or default of financial institutions, including those of systemic importance, a significant decrease in global liquidity, a freeze-up of global credit markets and worldwide recession. There can be no assurance that the various steps we have taken to protect our business, results of operations and financial condition against the concerns related to the European sovereign debt crisis and/or the partial or full break-up of the EMU will be sufficient.
We have a material amount of goodwill, which was written-down in fiscal 2011. If we determine that goodwill and other intangible assets have become further impaired in the future, net income in such years may be adversely affected.
At July 1, 2012, goodwill and other intangible assets represented approximately 18% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. As discussed in Note 5 of the Company’s financial statements included in Item 8 of this report, the Company recorded pre-tax non-cash goodwill impairment charges of $49.5 million in fiscal 2011. The impairment was determined as part of the fair value assessment of goodwill. No goodwill impairment charges were recorded in fiscal 2012. Reductions in our net income caused by any additional write-down of our goodwill or intangible assets could materially adversely affect our results of operations.

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
We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. As of July 1, 2012, our pension plans were underfunded by approximately $299 million. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.
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
Through our Products segment, we compete with certain customers of our Engines segment, thereby creating inherent channel conflict that may impact the actions of engine manufacturers and OEMs with whom we compete.
Through our Products segment, we compete with certain customers of our Engines segment. Any further forward integration of our products may strain relationships with OEMs that are significant customers of our Engines segment and have an adverse impact on operating results.
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
The Company maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As the Company’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 6.8 million square feet, of which 58% is owned. Facilities outside of the United States occupy approximately 866 thousand square feet, of which 42% is owned. Certain of the Company’s facilities are leased through operating and capital lease agreements. See Note 8 to the Consolidated Financial Statements for information on the Company’s operating and capital leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of July 1, 2012:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing, office and warehouse	Owned and Leased	Engines, Products
McDonough, Georgia	Manufacturing, office and warehouse	Owned and Leased	Products
Statesboro, Georgia	Manufacturing, office and warehouse	Owned and Leased	Engines
Murray, Kentucky	Manufacturing, office and warehouse	Owned and Leased	Engines
Poplar Bluff, Missouri	Manufacturing, office and warehouse	Owned and Leased	Engines
Reno, Nevada	Warehouse	Leased	Products
Munnsville, New York	Manufacturing and office	Owned	Products
Sherrill, New York	Warehouse	Leased	Products
Dyersburg, Tennessee	Warehouse	Leased	Products
Newbern, Tennessee (1)	Manufacturing and office	Leased	Products
Grand Prairie, Texas	Warehouse	Leased	Products
Brookfield, Wisconsin	Office	Leased	Products
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines
Jefferson, Wisconsin	Manufacturing and office (held for sale)	Owned	Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Products, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office	Leased	Engines, Products
Sydney, Australia	Manufacturing and office	Leased	Products
Mississauga, Canada	Office and warehouse	Leased	Products
Chongqing, China	Manufacturing, office and warehouse	Owned	Engines
Shanghai, China	Office and warehouse	Leased	Engines, Products
Ostrava, Czech Republic (1)	Manufacturing and office (held for sale)	Owned	Engines, Products
Nijmegen, Netherlands	Distribution and office	Leased	Engines

(1) During Fiscal 2012, the Company completed manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic facilities.

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines ("Horsepower Class Actions"). On February 24, 2010, the Company entered into a Stipulation of Settlement ("Settlement") that resolves all of the Horsepower Class Actions including all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the

Settlement is first given, purchased, for use and not for resale, a lawn mower containing a vertical shaft internal combustion engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a defendant.

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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Registrant

Name, Age, Position	Business Experience for Past Five Years
TODD J. TESKE, 47 Chairman, President and Chief Executive Officer (1)(2)
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

RANDALL R. CARPENTER, 55 Vice President – Marketing
Mr. Carpenter was elected to his current position effective September 2009. He served as Vice President – Marketing since May 2007. He was previously Vice President Marketing and Product Development for Royal Appliance Manufacturing from 2005 to 2007. He was an Independent Marketing Consultant from 2004 to 2005.

DAVID G. DEBAETS, 49 Vice President – North American Operations (Engines Group)	Mr. DeBaets was elected to his current position effective September 2007. He has served as Vice President and General Manager – Large Engine Division since April 2000.

ROBERT F. HEATH, 64 Vice President, General Counsel and Secretary	Mr. Heath was elected to his current position effective February 2010. He previously was elected as Secretary January 2002. He has served as Vice President and General Counsel since January 2001.

ANDREA L. GOLVACH, 41 Vice President – Treasurer
Ms. Golvach was elected to her current position effective November 2011 after serving as Vice President of Treasury since May 2011. Prior to joining Briggs & Stratton, she held the position of Director of Finance & Cash Management at Harley-Davidson, Inc., a global motorcycle manufacturer, from December 2007 to May 2011 and Director of Finance & Cash Management for Harley-Davidson Financial Services from August 2005 to December 2007.

HAROLD L. REDMAN, 47 Senior Vice President and President – Products Group
Mr. Redman was elected to his current position in October 2010. He previously served as Senior Vice President and President – Home Power Products Group since September 2009 after serving as Vice President and President – Home Power Products Group since May 2006. He also served as Senior Vice President – Sales & Marketing – Simplicity Manufacturing, Inc. since July 1995.

WILLIAM H. REITMAN, 56 Senior Vice President – Business Development & Customer Support
Mr. Reitman was elected to his current position effective October 2010 after previously serving as Senior Vice President – Sales & Customer Support since September 2007. He previously served as Senior Vice President – Sales & Marketing since May 2006, and Vice President – Sales & Marketing since October 2004. He also served as Vice President – Marketing since November 1995.

Name, Age, Position	Business Experience for Past Five Years
DAVID J. RODGERS, 41 Senior Vice President and Chief Financial Officer
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

THOMAS R. SAVAGE, 64 Senior Vice President – Corporate Development	Mr. Savage was elected to his current position effective September 1, 2011. He previously served as Senior Vice President – Administration since 1997.

JOSEPH C. WRIGHT, 53 Senior Vice President and President – Engines Group
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

EDWARD J. WAJDA, 52 Vice President and General Manager – International
Mr. Wajda was elected to his current position effective January 2011. He previously served as Vice President and General Manager – International since July 2008. Prior to joining Briggs & Stratton, he held the position of Senior Vice President – Global Medical Vehicle Group for Oshkosh Corporation, a manufacturer of security vehicles and bodies for access equipment, defense, fire and emergency and commercial uses, since June 2006.

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
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or behalf of the Company of its common stock during the quarterly period ended July 1, 2012.

2012 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 2, 2012 to April 29, 2012	405,400	$17.66	405,400	$20,153,210
April 30, 2012 to May 27, 2012	260,556	17.65	260,556	15,554,281
May 28, 2012 to July 1, 2012	284,773	17.00	284,773	10,712,996
Total Fourth Quarter	950,729	$17.46	950,729	$10,712,996
(1) In August 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013.

In August 2012, subsequent to the end of fiscal 2012, the Board of Directors authorized up to an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants.
Five-year Stock Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) at the close of business on June 30, 2007 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2012	2011	2010	2009	2008
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS (1)
NET SALES	$2,066,533	$2,109,998	$2,027,872	$2,092,189	$2,151,393
GROSS PROFIT	336,725	398,316	379,935	333,679	307,316
PROVISION FOR INCOME TAXES	867	7,699	12,458	8,437	7,009
NET INCOME	29,006	24,355	36,615	31,972	22,600
EARNINGS PER SHARE OF COMMON STOCK:
Basic Earnings	0.58	0.49	0.73	0.64	0.46
Diluted Earnings	0.57	0.48	0.73	0.64	0.46
PER SHARE OF COMMON STOCK:
Cash Dividends	0.44	0.44	0.44	0.77	0.88
Shareholders’ Investment	$12.91	$14.85	$13.10	$14.01	$16.90
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	48,965	49,677	49,668	49,572	49,549
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	49,909	50,409	50,064	49,725	49,652
OTHER DATA (1)
SHAREHOLDERS’ INVESTMENT	$631,970	$737,943	$650,577	$694,684	$837,523
LONG-TERM DEBT	225,000	225,000	—	281,104	365,555
CAPITAL LEASES	133	571	1,041	1,807	1,677
TOTAL ASSETS	1,608,231	1,666,218	1,690,057	1,619,023	1,833,294
PLANT AND EQUIPMENT	1,026,845	1,016,892	979,898	991,682	1,012,987
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	301,249	329,225	337,763	360,175	391,833
PROVISION FOR DEPRECIATION	60,297	59,920	62,999	63,981	65,133
EXPENDITURES FOR PLANT AND EQUIPMENT	49,573	59,919	44,443	43,027	65,513
WORKING CAPITAL (2)	$605,591	$634,356	$342,132	$561,431	$644,935
Current Ratio	3.0 to 1	2.8 to 1	1.6 to 1	2.9 to 1	2.9 to 1
NUMBER OF EMPLOYEES AT YEAR-END	6,321	6,716	6,362	6,847	7,145
NUMBER OF SHAREHOLDERS AT YEAR-END	3,184	3,289	3,453	3,509	3,545
QUOTED MARKET PRICE:
High	$20.81	$24.18	$24.26	$21.51	$33.40
Low	$12.36	$16.50	$12.89	$11.13	$12.80

(1)	The amounts include the acquisition of Victa Lawncare Pty. Limited since June 30, 2008.

(2)	Included in working capital as of June 27, 2010 is a Current Maturity of Long-Term Debt of $203.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
FISCAL 2012 COMPARED TO FISCAL 2011

Net Sales
Consolidated net sales for fiscal 2012 were $2.1 billion, a decrease of $43.5 million, or 2.1% when compared to fiscal 2011.
Engines segment net sales for fiscal 2012 were $1.3 billion, which was lower by $89.6 million or 6.4% compared to fiscal 2011. This decrease in net sales was primarily driven by an 11% reduction in shipment volumes of engines to OEMs for lawn and garden products in the North American and European markets due to drought conditions in North America and economic uncertainty in Europe leading to reduced consumer purchases of lawn and garden equipment and unfavorable foreign exchange of $8.7 million primarily related to the Euro. This was partially offset by increased engine pricing, a favorable mix of product shipped that reflected proportionally larger volumes of units used on snow throwers and portable and standby generators.
Products segment net sales for fiscal 2012 were $952.1 million, an increase of $73.1 million or 8.3% from fiscal 2011. The increase in net sales was primarily due to increased shipments of portable and standby generators due to widespread power outages in the U.S. as a result of landed hurricane Irene and a subsequent snow storm on the United States East Coast earlier in the fiscal year, increased shipments of snow equipment after channel inventories were depleted from the prior selling season, improved pricing, a favorable mix of lawn and garden sales through the dealer channel and favorable foreign exchange of $2.3 million. This increase was partially offset by reduced shipment volumes of riding lawn and garden equipment domestically and reduced volume in the international markets. There were no landed hurricanes in fiscal 2011.
Gross Profit
The consolidated gross profit percentage was 16.3% in fiscal 2012, down from 18.9% in the same period last year.
The Engines segment gross profit percentage for fiscal 2012 was 19.1%, which was 3.7% lower compared to fiscal 2011. The gross profit percentage was unfavorably impacted by 0.8% due to reduced absorption on a 13% reduction in production volumes, 0.5% from unfavorable foreign exchange, 3.0% from higher manufacturing spending associated with rising commodity costs and start-up costs of $8.6 million associated with launching our Phase III emissions compliant engines, and 1.1% due to $14.3 million of restructuring charges. This reduction was partially offset by a 1.7% benefit due to improved engine pricing and a favorable mix of products sold.
The Products segment gross profit percentage for fiscal 2012 was 9.1%, which was 0.3% higher compared to fiscal 2011. The gross profit percentage improved by 3.1% from increased pricing and a favorable mix of lawn and garden sales through the dealer channel, 1.5% due to production operational improvements of $13.9 million and 1.7% resulted from improved absorption on higher production volumes. This was offset by a decrease of 2.8% due to increased commodity costs and 3.2% due to $30.5 million of restructuring charges.
Engineering, Selling, General and Administrative Costs
Engineering, selling, general and administrative expenses were $290.4 million in fiscal 2012, a decrease of $6.7 million or 2.2% from fiscal 2011.
The Engines segment engineering, selling, general and administrative expenses were $179.7 million in fiscal 2012, a decrease of $18.9 million from fiscal 2011 primarily due to lower employee compensation expense and a planned reduction of spend in advertising costs and professional services in response to the softness in the global markets.

The Products segment engineering, selling, general and administrative expenses were $110.7 million in fiscal 2012, an increase of $12.2 million from fiscal 2011. The increase was attributable to greater selling expense to support investments in international growth, higher employee compensation expense, and $0.7 million higher bad debt expense recorded in fiscal 2012 primarily attributable to distributors in the European market.
Restructuring Actions
In January 2012, the Company announced plans to reduce manufacturing capacity through closure of its Newbern, Tennessee and Ostrava, Czech Republic plants as well as the reconfiguration of its plant in Poplar Bluff, Missouri. In April 2012, the Company announced plans to further reduce manufacturing costs through consolidation of its Auburn, Alabama manufacturing facility as well as the reduction of approximately 10% of the Company's salaried employees. During fiscal 2012, the Company completed manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic plants, carried out the reconfiguration of the Poplar Bluff, Missouri plant and implemented the salaried employee reductions. Pre-tax costs of all restructuring actions totaled $49.9 million in fiscal 2012, of which $44.8 million were included in gross profit as previously mentioned.
Additionally, beginning in fiscal 2013, as previously announced, the Company will no longer pursue placement of lawn and garden products at national mass retailers. The Engines segment will continue to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products segment will continue to focus on innovative, higher margin products that are sold through our network of Simplicity, Snapper and Ferris dealers and regional retailers. The Company will also continue to sell pressure washers and portable and standby generators through the U.S. mass retail channel.
Interest Expense
For fiscal 2012, interest expense was $4.8 million lower compared to fiscal 2011 due to $3.9 million of pre-tax charges associated with the refinancing of Senior Notes in fiscal 2011, which did not recur in fiscal 2012, as well as lower average outstanding borrowings at slightly higher weighted average interest rates in fiscal 2012.
Provision for Income Taxes
The effective tax rate for fiscal 2012 was 2.9% compared to 24.0% reported the same period one year ago. The decrease in the effective tax rate for fiscal 2012 compared to fiscal 2011 was primarily due to a net benefit of $5.6 million associated with restructuring charges incurred in connection with closing the Company's Ostrava plant facility and a net benefit of $5.1 million due to the expiration of a non-U.S. statute of limitation period during fiscal 2012 and the settlement of U.S. audits.

FISCAL 2011 COMPARED TO FISCAL 2010
Net Sales
Consolidated net sales for fiscal 2011 were $2.1 billion, an increase of $82.1 million or 4.0% when compared to fiscal 2010.
Engines segment net sales for fiscal 2011 were approximately $1.4 billion, which was $39.1 million or 2.9% higher than the same period in fiscal 2010 despite a 2.1% decline in total unit shipment volumes. This increase from the same period in fiscal 2010 is primarily due to higher international engine unit shipments, a favorable mix of product shipped that reflected proportionately larger volumes of units used on commercial applications, improved engine pricing and a $4.7 million foreign currency benefit, partially offset by reduced engine shipments primarily to customers in North America.
Products segment net sales for fiscal 2011 were $879.0 million, which was $35.3 million or 4.2% higher than the same period in fiscal 2010. This improvement was primarily due to increased sales in our Australia and Europe markets, partially offset by reduced unit shipment volumes of lawn and garden equipment, pressure washers and portable generators in the domestic market.

Gross Profit
The consolidated gross profit percentage was 18.9% in fiscal 2011, up from 18.7% in fiscal 2010.
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
The Products segment gross profit percentage decreased to 8.8% for fiscal 2011 from 10.2% in fiscal 2010. The decline between years resulted from higher manufacturing spending and budget conscious customers purchasing lower margin units, partially offset by increased sales of premium dealer lawn and garden products, increased unit pricing, and a $7.2 million foreign currency benefit. The increase in manufacturing spending relates to higher commodity costs, manufacturing inefficiencies in the first half of fiscal 2011 in launching new products and increased warranty, and increased freight expenses, partially offset by $8.0 million in incremental cost savings associated with the closure of our Jefferson, Wisconsin manufacturing facility in fiscal 2010.
Engineering, Selling, General and Administrative Costs
Engineering, selling, general and administrative expenses were $297.1 million in fiscal 2011, an increase of $16.9 million or 6% from fiscal 2010.
The Engines segment engineering, selling, general and administrative expenses were $198.6 million in fiscal 2011, an increase of $12.5 million from fiscal 2010. The increase was due to higher international selling expenses and increased salaries and benefits, which included a $7.2 million increase in pension benefits expense.
The Products segment fiscal 2011 engineering, selling, general and administrative expenses of $98.5 million increased by $7.3 million in fiscal 2011 primarily related to increased international selling expenses and $1.7 million of unfavorable foreign currency.
Goodwill Impairment
During the fourth quarter of fiscal 2011, the Company performed its annual goodwill impairment testing. Based on a combination of factors, including the influence of prolonged macro-economic conditions on the lawn and garden market in the U.S. and the operating results of the Products segment which lacked the benefit of certain weather related events that are favorable to the business during the past two years, the Company’s forecasted cash flow estimates used in the goodwill assessment were adversely impacted. As a result, the Company concluded that the carrying value of the Products reporting unit exceeded its fair value. The non-cash goodwill impairment charge recorded in the fourth quarter of fiscal 2011 was $49.5 million, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. This impairment charge is a non-cash expense that did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its credit facilities. No impairment charges were recorded within the Engines segment.
Restructuring Actions
In fiscal 2011, the Company made organization changes that involved a reduction of salaried employee headcount. These organization changes resulted in restructuring charges of $3.5 million, consisting of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards and approximately $2.2 million for severance and other related employee separation costs associated with the reduction.
Interest Expense
Interest expense was $3.2 million lower for fiscal 2011 as compared to fiscal 2010 due to lower average outstanding borrowings and the reduced interest rate associated with the 6.875% Senior Notes due 2020 that were issued in December 2010, partially offset by $3.9 million of pre-tax charges related to the redemption premium on the 8.875% Senior Notes and the write-off of related deferred financing costs.

Other Income
Other income increased $0.7 million in fiscal 2011 as compared to fiscal 2010. This increase was primarily due to a $1.0 million increase in equity in earnings from unconsolidated affiliates.
Provision for Income Taxes
The effective tax rate was 24.0% and 25.4% for fiscal 2011 and fiscal 2010, respectively. The fiscal 2011 income tax provision includes $15.1 million of income tax benefit related to the $49.5 million non-cash goodwill impairment charge. Approximately $10.6 million of the goodwill impairment was related to non-deductible goodwill associated with past stock acquisitions for which a tax benefit was not recorded. The remaining goodwill impairment generated the $15.1 million of tax benefit. Due to the significant impact the impairment charge had on the effective tax rate, the Company believes the tax benefit and the effective tax rate excluding the $49.5 million impairment charge are more meaningful comparisons to the fiscal 2010 period. Excluding the non-cash goodwill impairment charge, the effective tax rate was 28.0% and 25.4% for fiscal 2011 and fiscal 2010, respectively. The annual fluctuations reflect the impact of changes in foreign earnings at different tax rates, the taxation of dividends from foreign operations as well as the resolution of certain tax matters.
Liquidity and Capital Resources
FISCAL YEARS 2012, 2011 AND 2010
Net cash provided by operating activities were $66 million, $157 million and $244 million in fiscal 2012, 2011 and 2010, respectively.
Cash flows provided by operating activities in fiscal 2012 were $91 million lower compared to fiscal 2011. The decrease in cash provided by operating activities was primarily related to a $32 million reduction in the decrease in accounts receivable compared to the previous year, which was partly due to $19 million of delayed funding under the Company's dealer inventory financing facility with GE Capital Commercial Distribution Finance implemented in fiscal 2012, and cash contributions to the pension plan of $29 million in fiscal 2012.
The fiscal 2011 net cash provided by operating activities were $87 million lower than fiscal 2010. The decrease in net cash provided by operating activities was primarily due to working capital requirements to replenish inventory from lower levels at the end of fiscal 2010 and due to timing of payments associated with accounts receivable, accounts payable and accrued liabilities.
Net cash used in investing activities were $51 million, $60 million and $44 million in fiscal 2012, 2011 and 2010, respectively. These cash flows include capital expenditures of $50 million, $60 million and $44 million in fiscal 2012, 2011 and 2010, respectively. The capital expenditures relate primarily to reinvestment in equipment, capacity additions and new products.
Net cash used in financing activities were $63 million, $4 million and $99 million in fiscal 2012, 2011 and 2010, respectively. In fiscal 2012, the Company repurchased treasury stock at a total cost of $39 million. There were no treasury stock repurchases in fiscal years 2011 or 2010. In fiscal 2012, as disclosed in Note 9 of the Notes to Consolidated Financial Statements, the Company incurred $2 million of debt issuance costs associated with the refinancing of its revolving credit facility. In fiscal 2011, as disclosed in Note 9 of the Notes to Consolidated Financial Statements, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020 during fiscal 2011, the net proceeds of which were primarily used to redeem the $201 million outstanding principal amount of the 8.875% Senior Notes due March 15, 2011. The Company incurred $5 million of deferred financing costs in connection with the issuance of the 6.875% Senior Notes in fiscal 2011. In fiscal 2010, the Company reduced its outstanding debt by $78 million. The Company paid cash dividends on the common stock of $22 million in each of fiscal years 2012, 2011 and 2010.

Future Liquidity and Capital Resources
In December 2010, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 2020. Net proceeds were primarily used to redeem the remaining outstanding principal of the 8.875% Senior Notes due March 2011.
In October 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver replaced the Company's previous amended and restated multicurrency credit agreement dated as of July 12, 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. There were no borrowings under the Revolver as of July 1, 2012.
In August 2012, subsequent to the end of fiscal 2012, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.11 per share to $0.12 per share on its common stock, payable on or after October 1, 2012 to shareholders of record at the close of business on August 20, 2012.
In August 2011, the Board of Directors of Briggs & Stratton authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. As of the end of fiscal 2012, the Company repurchased 2,409,972 shares on the open market at an average price of $16.30 per share. Subsequent to the end of fiscal 2012, the Company repurchased an additional 479,997 shares at an average price of $17.40 per share.
In August 2012, subsequent to the end of fiscal 2012, the Board of Directors of Briggs & Stratton authorized an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants.
The Company expects capital expenditures to be approximately $50 to $60 million in fiscal 2013. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Based upon current regulations and actuarial studies the Company is required to make minimum contributions to the qualified pension plan of $45 million in fiscal 2013. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.
The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of July 1, 2012, the Company was in compliance with these covenants.

Financial Strategy
Management believes that the value of the Company is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. Consequently, management’s first priority is to reinvest capital into physical assets and products that maintain or grow the global cost leadership and market positions that the Company has achieved, and drive the economic value of the Company. Management’s next financial objective is to identify strategic acquisitions or alliances that enhance revenues and provide a superior economic return. Finally, management believes that when capital cannot be invested for returns greater than the cost of capital, the Company should return capital to the capital providers through dividends and/or share repurchases.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements. The Company’s significant contractual obligations include our debt agreements and certain employee benefit plans.
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of July 1, 2012 is as follows (in thousands):

	Total	Fiscal 2013	Fiscal 2014-2015	Fiscal 2016-2017	Thereafter
Long-Term Debt	$225,000	$—	$—	$—	$225,000
Interest on Long-Term Debt	115,372	15,468	30,938	30,938	38,028
Capital Leases	133	133	—	—	—
Operating Leases	42,549	12,874	18,700	6,801	4,174
Purchase Obligations	58,788	58,788	—	—	—
Other Liabilities (a)	153,200	44,700	40,000	68,500	—
	$595,042	$131,963	$89,638	$106,239	$267,202
(a) Includes an estimate of future expected funding requirements related to our pension plans. Any further funding requirements for pension plans beyond fiscal 2017 cannot be estimated at this time. Because their future cash outflows are uncertain, liabilities for unrecognized tax benefits and other sundry items are excluded from the table above.
Critical Accounting Policies
The Company’s critical accounting policies are more fully described in Note 2 and Note 15 of the Notes to Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
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

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the carrying values of each of the Company’s reporting units to their estimated fair values as of the test dates. The Company has determined that its reporting units are the same as its reportable segments, Engines and Products. The estimates of fair value of the reporting units are computed using an income approach. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company’s budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The sum of the fair values of the reporting units is reconciled to the Company’s current market capitalization (based upon the Company’s trailing 20-day average stock price) plus an estimated control premium.
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
As discussed in Note 5 to the consolidated financial statements, the Company performed the annual impairment test on its Engines and Products reporting units as of July 1, 2012. The impairment testing performed by the Company at July 1, 2012 indicated that the estimated fair value of each reporting unit exceeded its corresponding carrying amount, including recorded goodwill and as such, no further impairment existed. Such impairment testing indicated that the estimated fair value of the Products reporting unit exceeded its corresponding carrying amount by 3%. The estimated fair value of the Engines reporting unit was substantially in excess of its carrying value. In fiscal 2011, the impairment analysis determined that the goodwill balance of the Products reporting unit was impaired. As a result, the Company recognized a $49.5 million non-cash goodwill impairment charge during fiscal 2011. The assumptions included in the impairment test require judgment; and changes to these inputs could impact the results of the calculation. Other than management’s internal projections of future cash flows, the primary assumptions used in the impairment test were the weighted-average cost of capital, long-term growth rates and the control premium.
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

The growth rates and gross profit margins used for the terminal value calculations and the discount rates of the respective reporting units as of July 1, 2012 were as follows:

	Terminal Growth Rate	Terminal Gross Profit Margin	Discount Rate
Engines	2.5%	22.3%	10.6%
Products	3.0%	18.1%	13.0%
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
Pension and Other Postretirement Plans
The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance, which is essential in the current volatile market. Actuarial valuations at July 1, 2012 used a discount rate of 4.45% and an expected rate of return on plan assets of 8.50%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody’s Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension service and interest costs by approximately $0.6 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension service and interest costs by approximately $2.2 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that our investment performance has been in the top decile compared to other plans. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, stockholders’ equity and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.
The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At July 1, 2012 the fair value of plan assets was less than the projected benefit obligation by approximately $299 million.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Based upon current regulations and actuarial studies the Company is required to make minimum contributions to the qualified pension plan of $45 million in fiscal 2013. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $2.5 million and would increase the service and interest cost by $0.1 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $2.8 million and decrease the service and interest cost by $0.1 million.
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
New Accounting Pronouncements
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02 "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The amendments do not change the measurement of impairment losses. This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.
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

Other Matters
Labor Agreement
The Company has collective bargaining agreements with its unions. These agreements expire at various times during calendar year 2013.
Emissions
The United States Environmental Protection Agency (EPA), the California Air Resources Board (CARB), Canada and the European Union (EU) have adopted multiple stages of emission standards for small air cooled engines. The Company currently has product offerings that comply with those standards.
In addition, China has adopted emission standards which parallel those adopted by EPA and are being phased in from 2011 to 2013. The Company has specific products that meet these standards and are certified for sale in China.  Australia has announced that it will be adopting emission standards. These standards are generally expected to be based on the EPA standards, but a timetable for their adoption has not yet been published. The Company does not anticipate that compliance with either of these emission standards will have a material adverse effect on its financial position or operations as they are expected to be substantially similar to the existing standards adopted by EPA, CARB, Canada and the EU.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company is exposed to market risk from changes in foreign exchange rates, commodity prices and interest rates. To reduce the risk from changes in certain foreign exchange rates, commodity prices and interest rates, the Company uses financial instruments. The Company does not hold or issue financial instruments for trading purposes.
Foreign Currency
The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar against various currencies. The Company purchases components in Euros from third parties and receives Euros for certain products sold to European customers and receives Canadian dollars for certain products sold to Canadian customers. The Yen is used to purchase engines from the Company's joint venture. The Company's foreign subsidiaries’ earnings are also influenced by fluctuations of local currencies, including the Australian dollar, against the U.S. dollar as these subsidiaries purchase components and inventory from vendors and the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations. At July 1, 2012, the Company had the following forward foreign exchange contracts outstanding with the fair value (gains) losses shown (in thousands):

Hedge Currency	Notional Value	Fair Market Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	28,258	$28,494	U.S.	$103
Euro	53,500	$67,937	U.S.	$(1,522)
Japanese Yen	695,000	$8,721	U.S.	$(40)
Fluctuations in currency exchange rates may also impact the shareholders’ investment in the Company. Amounts invested in the Company's non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income. The cumulative translation adjustments component of Shareholders’ Investment decreased $13.5 million during fiscal 2012. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on July 1, 2012 was approximately $149.8 million.

Commodity Prices
The Company is exposed to fluctuating market prices for commodities, including steel, natural gas, copper and aluminum. The Company has established programs to manage commodity price fluctuations through contracts that fix the price of certain commodities, some of which are financial derivative instruments. The maturities of these contracts coincide with the expected usage of the commodities for periods up to the next twenty-four months.
Interest Rates
The Company is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions.On July 1, 2012, the Company had the following short-term loan outstanding (in thousands):

Currency	Amount	Weighted Average Interest Rate
U.S. Dollars	$3,000	3.66%
This loan has a variable interest rate. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by $30 thousand.
On July 1, 2012, long-term loans consisted of the following (in thousands):

Description	Amount	Maturity	Weighted Average Interest Rate
6.875% Senior Notes	$225,000	December 2020	6.875%
The Senior Notes carry a fixed rate of interest and are therefore not subject to market fluctuation.

The Company is also exposed to interest rate risk associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories through a third party financing source. The Company enters into interest rate swaps to manage a portion of this interest rate risk. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 1.17% to 1.60% for a notional principal amount of $85 million with expiration dates ranging from July 2017 to May 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Balance Sheets

AS OF JULY 1, 2012 AND JULY 3, 2011
(in thousands)

ASSETS	2012	2011
CURRENT ASSETS:
Cash and Cash Equivalents	$156,075	$209,639
Receivables, Less Reserves of $5,780 and $4,971, Respectively	223,996	249,358
Inventories:
Finished Products and Parts	319,977	292,527
Work in Process	107,632	127,358
Raw Materials	6,075	7,206
Total Inventories	433,684	427,091
Deferred Income Tax Asset	44,527	42,163
Assets Held for Sale	10,404	14,075
Prepaid Expenses and Other Current Assets	42,814	36,413
Total Current Assets	911,500	978,739
GOODWILL	204,764	202,940
INVESTMENTS	22,163	21,017
DEBT ISSUANCE COSTS, Net	5,717	4,919
OTHER INTANGIBLE ASSETS, Net	87,067	89,275
LONG-TERM DEFERRED INCOME TAX ASSET	66,951	31,001
OTHER LONG-TERM ASSETS, Net	8,820	9,102
PLANT AND EQUIPMENT:
Land and Land Improvements	18,263	18,047
Buildings	136,352	131,765
Machinery and Equipment	843,961	833,495
Construction in Progress	28,269	33,585
	1,026,845	1,016,892
Less - Accumulated Depreciation	725,596	687,667
Total Plant and Equipment, Net	301,249	329,225
	$1,608,231	$1,666,218

AS OF JULY 1, 2012 AND JULY 3, 2011
(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2012	2011
CURRENT LIABILITIES:
Accounts Payable	$151,153	$183,733
Short-Term Debt	3,000	3,000
Accrued Liabilities:
Wages and Salaries	44,756	54,745
Warranty	29,597	31,668
Accrued Postretirement Health Care Obligation	22,891	22,576
Other	54,512	48,661
Total Accrued Liabilities	151,756	157,650
Total Current Liabilities	305,909	344,383
ACCRUED PENSION COST	296,394	191,417
ACCRUED EMPLOYEE BENEFITS	25,035	24,100
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	89,842	116,092
ACCRUED WARRANTY	16,415	14,327
OTHER LONG-TERM LIABILITIES	17,666	12,956
LONG-TERM DEBT	225,000	225,000
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	81,723	79,354
Retained Earnings	1,099,859	1,092,864
Accumulated Other Comprehensive Loss	(322,704)	(243,498)
Treasury Stock at Cost, 9,663 and 7,373 Shares, Respectively	(227,487)	(191,356)
Total Shareholders’ Investment	631,970	737,943
	$1,608,231	$1,666,218

Consolidated Statements of Earnings

FOR THE FISCAL YEARS ENDED JULY 1, 2012, JULY 3, 2011 AND JUNE 27, 2010
(in thousands, except per share data)

	2012	2011	2010
NET SALES	$2,066,533	$2,109,998	$2,027,872
COST OF GOODS SOLD	1,685,048	1,711,682	1,647,937
RESTRUCTURING CHARGES	44,760	—	—
Gross Profit	336,725	398,316	379,935
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	290,381	297,113	280,248
RESTRUCTURING CHARGES	5,107	3,537	—
GOODWILL IMPAIRMENT	—	49,450	—
LITIGATION SETTLEMENT	—	—	30,600
Income from Operations	41,237	48,216	69,087
INTEREST EXPENSE	(18,542)	(23,318)	(26,469)
OTHER INCOME, Net	7,178	7,156	6,455
Income Before Income Taxes	29,873	32,054	49,073
PROVISION FOR INCOME TAXES	867	7,699	12,458
NET INCOME	$29,006	$24,355	$36,615
EARNINGS PER SHARE DATA:
Weighted Average Shares Outstanding	48,965	49,677	49,668
Basic Earnings Per Share	$0.58	$0.49	$0.73
Diluted Average Shares Outstanding	49,909	50,409	50,064
Diluted Earnings Per Share	$0.57	$0.48	$0.73

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JULY 1, 2012, JULY 3, 2011 AND JUNE 27, 2010
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Comprehensive Income (Loss)
BALANCES, JUNE 28, 2009	$579	$77,522	$1,075,838	$(250,273)	$(208,982)
Comprehensive Loss:
Net Income	—	—	36,615	—	—	$36,615
Foreign Currency Translation Adjustment	—	—	—	(4,989)	—	(4,989)
Unrealized Gain on Derivatives, net of tax	—	—	—	11,626	—	11,626
Change in Pension and Postretirement Plans, net of tax of $41,348	—	—	—	(75,073)	—	(75,073)
Total Comprehensive Loss						$(31,821)
Cash Dividends Paid ($0.44 per share)	—	—	(22,125)	—	—
Stock Option Activity, net of tax	—	2,959	—	—	1,514
Restricted Stock	—	(5,023)	—	—	4,928
Amortization of Unearned Compensation	—	2,055	—	—	—
Deferred Stock	—	2,877	—	—	31
Shares Issued to Directors	—	(37)	—	—	20
Reclassification of EITF 06-4 and 06-10	—	—	515	—	—
BALANCES, JUNE 27, 2010	$579	$80,353	$1,090,843	$(318,709)	$(202,489)
Comprehensive Income:
Net Income	—	—	24,355	—	—	$24,355
Foreign Currency Translation Adjustment	—	—	—	22,017	—	22,017
Unrealized Loss on Derivatives, net of tax	—	—	—	(10,742)	—	(10,742)
Change in Pension and Postretirement Plans, net of tax of $40,878	—	—	—	63,936	—	63,936
Total Comprehensive Income						$99,566
Cash Dividends Paid ($0.44 per share)	—	—	(22,334)	—	—
Stock Option Activity, net of tax	—	725	—	—	2,681
Restricted Stock	—	(7,870)	—	—	6,394
Amortization of Unearned Compensation	—	2,602	—	—	—
Deferred Stock	—	2,686	—	—	942
Shares Issued to Directors	—	(157)	—	—	1,116
Modification of Stock Compensation Awards	—	1,015	—	—	—
BALANCES, JULY 3, 2011	$579	$79,354	$1,092,864	$(243,498)	$(191,356)
Comprehensive Loss:
Net Income	—	—	29,006	—	—	$29,006
Foreign Currency Translation Adjustment	—	—	—	(13,487)	—	(13,487)
Unrealized Loss on Derivatives, net of tax	—	—	—	(5,411)	—	(5,411)
Change in Pension and Postretirement Plans, net of tax of $38,557	—	—	—	(60,308)	—	(60,308)
Total Comprehensive Loss						$(50,200)
Cash Dividends Paid ($0.44 per share)	—	—	(22,011)	—	—
Stock Option Activity, net of tax	—	1,255	—	—	390
Restricted Stock	—	(2,901)	—	—	2,739
Amortization of Unearned Compensation	—	3,296	—	—	—
Deferred Stock	—	726	—	—	23
Shares Issued to Directors	—	(7)	—	—	3
Treasury Stock Purchases	—	—	—	—	(39,286)
BALANCES, JULY 1, 2012	$579	$81,723	$1,099,859	$(322,704)	$(227,487)

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JULY 1, 2012, JULY 3, 2011 AND JUNE 27, 2010
(in thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$29,006	$24,355	$36,615
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	63,714	61,828	66,232
Stock Compensation Expense	5,555	9,595	6,975
Goodwill Impairment Charge	—	49,450	—
Earnings of Unconsolidated Affiliates	(5,100)	(5,082)	(4,071)
Dividends Received from Unconsolidated Affiliates	4,029	6,979	4,005
Loss on Disposition of Plant and Equipment	174	1,651	2,125
Provision for Deferred Income Taxes	3,926	6,117	3,755
Pension Cash Contributions	(28,746)	—	—
Non-Cash Restructuring Charges	35,910	—	—
Change in Operating Assets and Liabilities:
(Increase) Decrease in Receivables	6,195	37,775	(24,430)
(Increase) Decrease in Inventories	(20,693)	(20,547)	76,389
(Increase) Decrease in Prepaid Expenses and Other Current Assets	(6,945)	1,843	1,032
Increase (Decrease) in Accounts Payable, Accrued Liabilities and Income Taxes	(9,755)	(14,081)	67,947
Other, Net	(11,309)	(2,952)	7,167
Net Cash Provided by Operating Activities	65,961	156,931	243,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(49,573)	(59,919)	(44,443)
Cash Paid for Acquisition, Net of Cash Acquired	(2,673)	—	—
Proceeds Received on Disposition of Plant and Equipment	1,457	148	276
Other, Net	—	—	(144)
Net Cash Used in Investing Activities	(50,789)	(59,771)	(44,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments on Revolver	—	—	(34,000)
Proceeds from Long-Term Debt Financing	—	225,000	—
Repayments on Long-Term Debt	—	(203,698)	(44,236)
Debt Issuance Costs	(2,007)	(4,994)	—
Cash Dividends Paid	(22,011)	(22,334)	(22,125)
Stock Option Exercise Proceeds and Tax Benefits	235	1,532	864
Treasury Stock Purchases	(39,287)	—	—
Net Cash Used in Financing Activities	(63,070)	(4,494)	(99,497)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(5,666)	419	629
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,564)	93,085	100,562
CASH AND CASH EQUIVALENTS:
Beginning of Year	209,639	116,554	15,992
End of Year	$156,075	$209,639	$116,554
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$18,630	$26,691	$26,693
Income Taxes Paid (Refunded)	$(2,388)	$4,340	$(6)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

 FOR THE FISCAL YEARS ENDED JULY 1, 2012, JULY 3, 2011 AND JUNE 27, 2010
(1) Nature of Operations:
Briggs & Stratton (the “Company”) is a U.S. based producer of air cooled gasoline engines and engine powered outdoor equipment. The Company’s Engines segment sells engines worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. The Company’s Products segment designs, manufacturers and markets a wide range of outdoor power equipment and related accessories.
(2) Summary of Significant Accounting Policies:
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2012 and 2010 fiscal years were 52 weeks long and the fiscal 2011 fiscal year was 53 weeks long. All references to years relate to fiscal years rather than calendar years.
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
Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 41% of total inventories at each of July 1, 2012 and July 3, 2011. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $62.9 million and $64.5 million higher in fiscal 2012 and 2011, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts. During 2012 and 2010, liquidation of LIFO layers generated income of $1.6 million and $1.7 million, respectively. There were no liquidations of LIFO layers in 2011.
Goodwill and Other Intangible Assets: Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engines and Products. Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are comprised of trademarks, patents and customer relationships. Goodwill and trademarks, which are considered to have indefinite lives are not amortized; however, both must be tested for impairment annually. Amortization is recorded on a straight-line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of 13 years. The customer relationships have been assigned an estimated useful life of 25 years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired.

Notes . . .

The Company performed the required impairment tests in fiscal 2012, 2011 and 2010. Refer to Note 5 for discussion of a non-cash goodwill impairment charge recorded in fiscal 2011.
Investments: This caption represents the Company’s investments in unconsolidated affiliated companies consisting of its 30% and 50% owned joint ventures. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method, generally on a lag of 3 months or less, was as follows (in thousands):
Results of operations of unconsolidated affiliated companies for the fiscal year:

	2012	2011	2010
Results of Operations:
Sales	$129,063	$120,614	$104,140
Cost of Goods Sold	103,254	95,048	86,959
Gross Profit	$25,809	$25,566	$17,181
Net Income	$9,751	$11,412	$7,113
Balance sheets of unconsolidated affiliated companies as of fiscal year-end:

	2012	2011
Financial Position:
Assets:
Current Assets	$52,948	$51,838
Noncurrent Assets	16,944	18,292
	69,892	70,130
Liabilities:
Current Liabilities	$15,346	$15,809
Noncurrent Liabilities	4,016	5,749
	19,362	21,558
Equity	$50,530	$48,572
Net sales to equity method investees were approximately $1.8 million, $4.7 million and $10.4 million in 2012, 2011, and 2010, respectively. Purchases of finished products from equity method investees were approximately $119.6 million, $115.7 million and $93.2 million in 2012, 2011 and 2010, respectively.
Debt Issuance Costs: Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. Debt discounts incurred in connection with the issuance of the 8.875% Senior Notes were capitalized and amortized to interest expense using the effective interest method until the redemption during fiscal 2011. Approximately $1.2 million, $1.2 million and $1.5 million of debt issuance costs and original issue discounts were amortized to interest expense during fiscal years 2012, 2011 and 2010, respectively.
Plant and Equipment and Depreciation: Plant and equipment are stated at historical cost. For financial reporting purposes, plant and equipment are depreciated primarily by the straight line method over the estimated useful lives of the assets which generally range from 3 to 10 years for software, from 20 to 40 years for land improvements, from 20 to 50 years for buildings, and 3 to 20 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in cost of goods sold.

Notes . . .

Depreciation expense was approximately $60.3 million, $59.9 million and $63.0 million during fiscal years 2012, 2011 and 2010, respectively.
Impairment of Property, Plant and Equipment: Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Refer to Note 16 of the Notes to the Consolidated Financial Statements for an impairment associated with restructuring actions in fiscal 2012. There were no adjustments to the carrying value of property, plant and equipment in fiscal 2011 and 2010.
Warranty: The Company recognizes the cost associated with its standard warranty on engines and products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	2012	2011
Balance, Beginning of Period	$45,995	$41,945
Payments	(26,856)	(28,599)
Provision for Current Year Warranties	30,790	35,273
Changes in Estimates	(3,917)	(2,624)
Balance, End of Period	$46,012	$45,995
Revenue Recognition: Net sales include sales of engines, products, and related service parts and accessories, net of allowances for cash discounts, customer volume rebates and discounts, floor plan interest and advertising allowances. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment, except for certain international shipments, where revenue is recognized when the customer receives the product.
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by Briggs & Stratton as a marketing incentive for customers to buy inventory. The financing costs included in net sales in fiscal 2012, 2011 and 2010 were $5.5 million, $6.6 million and $6.4 million, respectively.
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
Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and

Notes . . .

recorded in engineering, selling, general and administrative expenses within the Consolidated Statements of Earnings. The amounts charged against income were $19.8 million in fiscal 2012, $19.5 million in fiscal 2011 and $22.3 million in fiscal 2010.
Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $22.3 million in fiscal 2012, $24.3 million in fiscal 2011 and $25.1 million in fiscal 2010.
Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2012, 2011 and 2010 was $5.9 million, $5.3 million and $4.1 million, respectively.
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
Information on earnings per share is as follows (in thousands except per share data):

	Fiscal Year Ended
	July 1, 2012	July 3, 2011	June 27, 2010
Net Income	$29,006	$24,355	$36,615
Less: Dividends Attributable to Unvested Shares	(508)	(181)	(296)
Net Income available to Common Shareholders	$28,498	$24,174	$36,319
Average Shares of Common Stock Outstanding	48,965	49,677	49,668
Incremental Common Shares Applicable to Common Stock Options and Performance Shares Based on the Common Stock Average Market Price During the Period	—	—	—
Incremental Common Shares Applicable to Deferred and Restricted Common Stock Based on the Common Stock Average Market Price During the Period	944	732	396
Diluted Average Shares of Common Stock Outstanding	49,909	50,409	50,064
Basic Earnings Per Share	$0.58	$0.49	$0.73
Diluted Earnings Per Share	$0.57	$0.48	$0.73
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

	Fiscal Year Ended
	July 1, 2012	July 3, 2011	June 27, 2010
Options to Purchase Shares of Common Stock (in thousands)	3,679	4,049	3,796
Weighted Average Exercise Price of Options Excluded	$27.71	$28.17	$30.68

Notes . . .

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
The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 1.17% to 1.60% for a notional principal amount of $85 million with expiration dates ranging from July 2017 to May 2019.
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

Notes . . .

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of July 1, 2012 and July 3, 2011, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		July 1, 2012	July 3, 2011
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	85,000	0
Foreign Currency:
Australian Dollar	Sell	28,258	34,295
Canadian Dollar	Sell	0	10,700
Euro	Sell	53,500	41,500
Japanese Yen	Buy	695,000	0
Commodity:
Natural Gas (Therms)	Buy	5,614	11,187
Aluminum (Metric Tons)	Buy	24	8
Steel (Metric Tons)	Buy	0	1
The location and fair value of derivative instruments reported in the Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	July 1, 2012	July 3, 2011
Interest rate contracts:
Other Long-Term Liabilities	$(2,341)	$—
Foreign currency contracts:
Other Current Assets	1,888	108
Other Long-Term Assets, Net	24	—
Accrued Liabilities	(452)	(3,550)
Other Long-Term Liabilities	—	(280)
Commodity contracts:
Other Current Assets	14	26
Accrued Liabilities	(8,510)	(1,937)
Other Long-Term Liabilities	—	(91)
	$(9,377)	$(5,724)

Notes . . .

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Earnings is as follows:

	Twelve months ended July 1, 2012
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1,428)	Net Sales	$—	$—
Foreign currency contracts – sell	1,553	Net Sales	4,031	—
Foreign currency contracts – buy	11	Cost of Goods Sold	132	—
Commodity contracts	(5,547)	Cost of Goods Sold	(7,292)	6
	$(5,411)		$(3,129)	$6

	Twelve months ended July 3, 2011
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts – sell	(10,760)	Net Sales	972	—
Foreign currency contracts – buy	(29)	Cost of Goods Sold	(286)	—
Commodity contracts	47	Cost of Goods Sold	(2,564)	(2)
	$(10,742)		$(1,878)	$(2)

	Twelve months ended June 27, 2010
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts – sell	$10,873	Net Sales	$(750)	$—
Foreign currency contracts – buy	(120)	Cost of Goods Sold	187	—
Commodity contracts	873	Cost of Goods Sold	2,978	2
	$11,626		$2,415	$2
During the next twelve months, the amount of the July 1, 2012 Accumulated Other Comprehensive Loss balance that is expected to be reclassified into earnings is $6.6 million.
(3) New Accounting Pronouncements:
In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02 "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The amendments do not change the measurement of impairment losses. This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.
In September 2011, the FASB issued ASU No. 2011-08, “Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit's fair value is less than its carrying value before applying the two-step goodwill impairment model that is currently in place. If it is determined through the qualitative assessment that a reporting unit's fair value is more likely than not greater than its carrying value, the remaining impairment steps would be unnecessary. The qualitative assessment is optional, allowing companies to go directly to the quantitative assessment. This update is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011 with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.
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
(4) Fair Value:
Assets and Liabilities Measured at Fair Value:
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2012 and July 3, 2011 (in thousands):

		Fair Value Measurement Using
	July 1, 2012	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,926	$—	$1,926	$—
Liabilities:
Derivatives	$11,303	$—	$11,303	$—

		Fair Value Measurement Using
	July 3, 2011	Level 1	Level 2	Level 3
Assets:
Derivatives	$134	$—	$134	$—
Liabilities:
Derivatives	$5,858	$—	$5,858	$—
The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.
Fair Value of Financial Instruments:
The carrying values of cash and cash equivalents, trade receivables, accounts payable, foreign lines of credit, accrued liabilities and income taxes payable are reasonable estimates of their fair values at July 1, 2012 and July 3, 2011 due to the short-term nature of these instruments.The fair market value of the Company’s long-term debt is estimated based on market quotations at year-end.
The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
6.875% Senior Notes	$225,000	$241,027	$225,000	$233,726
Borrowings on Revolver	$—	$—	$—	$—
(5) Goodwill and Other Intangible Assets:
Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engines and Products. The Engines segment had goodwill of $137.4 million and $138.0 million at July 1, 2012 and July 3, 2011, respectively. The Products segment had goodwill of $67.4 million and $64.9 million at July 1, 2012 and July 3, 2011, respectively.
The changes in the carrying amount of goodwill for the fiscal years ended July 1, 2012 and July 3, 2011 are as follows (in thousands):

	2012	2011
Beginning Goodwill Balance	$202,940	$252,975
Impairment Loss	—	(49,450)
Tax Benefit on Amortization	—	(1,779)
Reversal of Tax Valuation Allowance	—	(700)
Acquisition	2,692	—
Effect of Translation	(868)	1,894
Ending Goodwill Balance	$204,764	$202,940
At July 1, 2012, July 3, 2011 and June 27, 2010, accumulated goodwill impairment losses were $49.5 million, $49.5 million and $0, respectively.
The Company evaluates goodwill for impairment at least annually as of the fiscal year-end or more frequently if events or circumstances indicate that the assets may be impaired. The Company recorded a non-cash goodwill impairment charge in fiscal 2011 of $49.5 million, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. Based on a combination of factors, including the influence of prolonged macro-economic conditions on the lawn and garden market in the U.S. and the operating results of the Products segment during the previous two years which lacked the benefit of certain weather related events that would have been favorable to the business, the Company’s forecasted cash flow estimates used in the goodwill assessment were adversely impacted. As a result, the Company concluded that the carrying value amounts of the Products reporting unit exceeded its fair value as of July 3, 2011. The impairment charge is a non-cash expense that did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. No impairment charges were recorded within the Engines segment. The Company evaluated its goodwill at July 1, 2012 and determined that there were no further impairments of goodwill.

The Company’s other intangible assets as of July 1, 2012 and July 3, 2011 are as follows (in thousands):

	2012			2011
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$13,601	$(9,464)	$4,137	$13,601	$(8,247)	$5,354
Customer Relationships	17,910	(5,731)	12,179	17,910	(5,015)	12,895
Effect of Translation	40	—	40	52	(16)	36
Total Amortized Intangible Assets	31,551	(15,195)	16,356	31,563	(13,278)	18,285
Unamortized Intangible Assets:
Trademarks/Brand Names	69,841	—	69,841	69,841	—	69,841
Effect of Translation	870	—	870	1,149	—	1,149
Total Unamortized Intangible Assets	70,711	—	70,711	70,990	—	70,990
Total Intangible Assets	$102,262	$(15,195)	$87,067	$102,553	$(13,278)	$89,275
The Company also performs an impairment test of its indefinite-lived intangible assets as of the fiscal year-end. As of July 1, 2012 and July 3, 2011, the Company concluded that no evidence of impairment of indefinite-lived intangible assets existed.
Amortization expense of other intangible assets amounted to approximately $1.9 million in each of 2012, 2011 and 2010.
The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2013	1,911
2014	1,900
2015	1,860
2016	1,860
2017	1,860

$9,391

(6) Income Taxes:
The provision for income taxes consists of the following (in thousands):

	2012	2011	2010
Current
Federal	$(8,711)	$(2,908)	$4,740
State	430	(177)	305
Foreign	5,222	4,667	3,658
	(3,059)	1,582	8,703
Deferred	3,926	6,117	3,755
	$867	$7,699	$12,458

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2012	2011	2010
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	1.8%	0.9%	0.9%
Foreign Taxes	4.2%	(16.2)%	1.9%
Benefit on Dividends Received	(2.2)%	(2.7)%	(1.6)%
Changes to Unrecognized Tax Benefits	(16.0)%	1.5%	(10.9)%
Impact of Restructuring Actions	(18.7)%	—%	—%
*Other	(1.2)%	5.5%	0.1%
Effective Tax Rate	2.9%	24.0%	25.4%
* “Other” in fiscal 2011 includes 11.5% for the impact of goodwill impairment and (6.0)% for the impact of fiscal 2011 and prior year R&D tax credits.
The components of deferred income taxes were as follows (in thousands):

Current Asset (Liability):	2012	2011
Difference Between Book and Tax Related to:
Inventory	$17,269	$15,940
Payroll Related Accruals	5,644	4,798
Warranty Reserves	11,366	11,927
Workers Compensation Accruals	2,141	2,194
Other Accrued Liabilities	12,576	13,150
Pension Cost	1,049	927
Miscellaneous	(5,518)	(6,773)
Deferred Income Tax Asset (Liability)	$44,527	$42,163
Long-Term Asset (Liability):
Difference Between Book and Tax Related to:
Pension Cost	$69,639	$52,404
Accumulated Depreciation	(54,860)	(52,749)
Intangibles	(67,452)	(63,356)
Accrued Employee Benefits	39,555	36,386
Postretirement Health Care Obligation	48,113	44,408
Warranty	6,402	5,588
Valuation Allowance	(12,025)	(7,259)
Net Operating Loss/State Credit Carryforwards	30,079	9,370
Miscellaneous	7,500	6,209
Deferred Income Tax Asset (Liability)	$66,951	$31,001
The deferred tax assets that were generated as a result of foreign income tax loss carryforwards and tax incentives in the amount of $7.3 million are potentially not useable by certain foreign subsidiaries. If not utilized against taxable income, $6.9 million will expire from 2013 through 2023. The remaining $0.4 million has no expiration date. In addition, a deferred tax asset of $6.9 million was generated as a result of state income tax loss and state incentive tax credit carryforwards. If not utilized against future taxable income, this amount will expire from 2013 through 2027. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. Management believes that realization of the foreign deferred tax assets is unlikely; therefore, valuation allowances were established in the amount of $7.3 million. In addition, state tax credits in the amount of $4.7 million are potentially not useable against future state income taxes.
The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries because the Company intends to reinvest such earnings indefinitely outside of the U.S. The undistributed earnings amounted to approximately $61.0 million at July 1, 2012. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The change to the gross unrecognized tax benefits of the Company during the fiscal year ended July 1, 2012 is reconciled as follows:
Unrecognized Tax Benefits (in thousands):

Beginning Balance at July 3, 2011	$12,040
Changes based on tax positions related to prior year	—
Additions based on tax positions related to current year	429
Settlements with taxing authorities	(516)
Lapse of statute of limitations	(5,236)
Balance at July 1, 2012	$6,717
The net unrecognized tax benefit as of July 1, 2012 and July 3, 2011 is $5.4 million and $9.9 million, respectively.
As of July 1, 2012 and July 3, 2011, gross unrecognized tax benefits that, if recognized, would impact the effective tax rate were $5.4 million and $9.9 million, respectively.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2012 and July 3, 2011, the Company had $0.4 million and $5.7 million, respectively, accrued for the payment of interest and penalties.
There is a reasonable possibility that approximately $0.2 million of the current remaining unrecognized tax benefits may be recognized by the end of fiscal year 2013 as a result of a lapse in the statute of limitations in certain foreign jurisdictions.
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
(7) Segment and Geographic Information and Significant Customers:
The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2012	2011	2010
NET SALES:
Engines	$1,309,942	$1,399,532	$1,360,475
Products	952,110	878,998	843,609
Eliminations	(195,519)	(168,532)	(176,212)
	$2,066,533	$2,109,998	$2,027,872
GROSS PROFIT:
Engines	$250,323	$319,584	$300,246
Products	86,193	77,406	86,416
Eliminations	209	1,326	(6,727)
	$336,725	$398,316	$379,935
INCOME (LOSS) FROM OPERATIONS:
Engines	$66,559	$120,402	$83,521
Products	(25,531)	(73,512)	(7,707)
Eliminations	209	1,326	(6,727)
	$41,237	$48,216	$69,087
ASSETS:
Engines	$1,120,065	$1,196,627	$1,161,775
Products	629,325	692,971	678,594
Eliminations	(141,159)	(223,380)	(150,312)
	$1,608,231	$1,666,218	$1,690,057
CAPITAL EXPENDITURES:
Engines	$42,697	$50,050	$32,635
Products	6,876	9,869	11,808
	$49,573	$59,919	$44,443
DEPRECIATION & AMORTIZATION:
Engines	$45,647	$44,060	$47,760
Products	18,067	17,768	18,472
	$63,714	$61,828	$66,232

Pre-tax restructuring charges impact on gross profit is as follows (in thousands):

	2012	2011
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN GROSS PROFIT:
Engines	$14,257	$—
Products	30,503	—
Total	$44,760	$—

Pre-tax restructuring charges impact on income (loss) from operations is as follows (in thousands):

	2012	2011
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN INCOME (LOSS) FROM OPERATIONS:
Engines	$18,314	$559
Products	31,553	2,978
Total	$49,867	$3,537
Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2012	2011	2010
United States	$1,440,955	$1,421,994	$1,471,708
All Other Countries	625,578	688,004	556,164
Total	$2,066,533	$2,109,998	$2,027,872
Information regarding the Company’s net plant and equipment based on geographic location (in thousands):

	2012	2011	2010
United States	$280,954	$304,136	$303,192
All Other Countries	20,295	25,089	34,571
Total	$301,249	$329,225	$337,763
Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales, respectively:

	2012		2011		2010
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$265,752	13%	$295,286	14%	$296,066	15%
MTD	230,882	11%	273,132	13%	295,148	15%
	$496,634	24%	$568,418	27%	$591,214	30%
(8) Leases:
The Company leases certain facilities, vehicles, and equipment under both capital and operating leases. Assets held under capital leases are included in Plant and Equipment and are charged to depreciation and interest over the life of the lease. Related liabilities are included in Other Accrued Liabilities and Other Long-Term Liabilities. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2012, 2011 and 2010 was $22.4 million, $24.8 million and $25.2 million, respectively.

Future minimum lease commitments for all non-cancelable operating leases as of July 1, 2012 are as follows (in thousands):

Fiscal Year	Operating
2013	12,874
2014	10,390
2015	8,310
2016	3,870
2017	2,931
Thereafter	4,174
Total future minimum lease commitments	$42,549

Future minimum lease commitments for all non-cancelable capital leases as of July 1, 2012 are $0.1 million for fiscal 2013, and none thereafter.
(9) Indebtedness:
Long-Term Debt
The following is a summary of the Company’s long-term indebtedness (in thousands):

	2012	2011
Multicurrency Credit Agreement	$—	$—
6.875% Senior Notes	225,000	225,000
Total Long-Term Debt	$225,000	$225,000
On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes due December 15, 2020 ("Senior Notes"). The net proceeds of the offering were primarily used to redeem the outstanding principal of the 8.875% Senior Notes due March 15, 2011 ("Old Senior Notes"). In connection with the refinancing and the issuance of the Senior Notes, the Company incurred approximately $5.0 million in new debt issuance costs, which are being amortized over the life of the Senior Notes using the effective interest method. In addition, at the time of the refinancing the Company expensed approximately $3.7 million associated with the make-whole terms of the Old Senior Notes, $0.1 million in remaining deferred financing costs and $0.1 million of original issue discount. These amounts are included in interest expense in the Consolidated Statements of Earnings.
Additionally, under the terms of the indentures and credit agreements governing the Senior Notes, Briggs & Stratton Power Products Group, LLC became a joint and several guarantor of amounts outstanding under the Senior Notes. Refer to Note 19 of the Notes to Consolidated Financial Statements for subsidiary guarantor financial information.
Multicurrency Credit Agreement
On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver replaced the Company's previous amended and restated multicurrency credit agreement dated as of July 12, 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the refinancing and the issuance of the Revolver, the Company incurred approximately $2.0 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. There were no borrowings under the Credit Agreement as of July 1, 2012 and July 3, 2011.
Borrowings under the Revolver by the Company bear interest at a rate per annum equal to, at its option, either:
(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 1.25% to 2.25%, depending on the Company’s average net leverage ratio; or
(2) the higher of (a) the federal funds rate plus 0.50%; (b) the bank's prime rate; or (c) the Eurocurrency rate for a one-month interest period plus 1.00%. In addition, the Company is subject to a 0.20% to 0.40% commitment fee and a 1.25% to 2.25% letter of credit fee, depending on the Company’s average net leverage ratio.
The Revolver contains covenants that the Company considers usual and customary for an agreement of this type, including a maximum average leverage ratio and minimum interest coverage ratio. Certain of the Company’s subsidiaries are required to be guarantors of the Company’s obligations under the Credit Agreement.
The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of July 1, 2012, the Company was in compliance with these covenants.
Foreign Lines of Credit
The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts totaled $3.5 million at July 1, 2012, expire at various times throughout fiscal 2013 and beyond and are renewable. None of these arrangements had material commitment fees or compensating balance requirements. Borrowings using these lines of credit are included in short-term debt. Outstanding balances are as follows (in thousands):

	2012	2011
Balance at Fiscal Year-End	$3,000	$3,000
Weighted Average Interest Rate at Fiscal Year-End	3.66%	3.61%
(10) Other Income, Net:
The components of Other Income, Net are as follows (in thousands):

	2012	2011	2010
Interest Income	$512	$369	$1,172
Equity in Earnings from Unconsolidated Affiliates	5,100	5,082	4,071
Other Items	1,566	1,705	1,212
Total	$7,178	$7,156	$6,455
(11) Commitments and Contingencies:

The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

Starting with the first complaint in June 2004, various plaintiff groups filed complaints in state and federal courts across the country against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines ("Horsepower Class Actions"). On February 24, 2010, the Company entered into a Stipulation of Settlement ("Settlement") that resolves all of the Horsepower Class Actions including all horsepower-labeling claims brought by all persons or entities in the United States who, beginning January 1, 1994 through the date notice of the Settlement is first given, purchased, for use and not for resale, a lawn mower containing a vertical shaft internal combustion engine up to 30 horsepower provided that either the lawn mower or the engine of the lawn mower was manufactured or sold by a defendant.
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

Notes . . .

(12) Stock Incentives:
The Company previously adopted an Incentive Compensation Plan, effective October 20, 2004, under which 4,000,000 shares of common stock (8,000,000 shares as a result of the fiscal 2005 2-for-1 stock split) were reserved for future issuance. An amendment to the Incentive Compensation Plan approved by shareholders on October 21, 2009, added 2,481,494 shares to the shares available for grant under the plan. Prior to October 20, 2004, the Company had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance. The adoption of the Incentive Compensation Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero. However, as of July 1, 2012, there were 1,590,120 outstanding option awards granted under the Stock Incentive Plan that are or may become exercisable in the future. In accordance with the plans, the Company can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock, performance shares and cash bonus awards subject to certain annual limitations. The plans also allow the Company to issue directors non-qualified stock options and directors’ fees in stock.
Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. During fiscal 2012, 2011 and 2010, the Company recognized stock based compensation expense of approximately $5.6 million, $9.6 million and $7.0 million, respectively. Included in stock based compensation expense for fiscal 2011 was an expense of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards. The modification of the awards was made in connection with the Company’s previously announced organization changes that involved a planned reduction of salaried employees during the second quarter of fiscal 2011.
On the grant date, the exercise price of each stock option issued exceeds the market value of the stock by 10%. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and standard industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

Options Granted During	2012	2011	2010
Grant Date Fair Value	$3.96	$5.24	$5.07
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	1.0%	1.5%	2.5%
Expected Volatility	43.2%	43.2%	40.4%
Expected Dividend Yield	3.0%	2.4%	2.5%
Expected Term (In Years)	5.0	5.0	5.0

Notes . . .

Information on the options outstanding is as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, June 28, 2009	4,305,681	$29.53
Granted During the Year	730,000	19.73
Exercised During the Year	(58,250)	14.83
Expired During the Year	(509,554)	27.99
Balance, June 27, 2010	4,467,877	$28.29
Granted During the Year	785,250	19.88
Exercised During the Year	(103,290)	14.83
Expired During the Year	(428,647)	37.22
Balance, July 3, 2011	4,721,190	$26.38
Granted During the Year	465,350	16.20
Exercised During the Year	(15,870)	14.83
Expired During the Year	(474,240)	29.87
Balance, July 1, 2012	4,696,430	$25.06	2.02	$2,070
Exercisable, July 1, 2012	2,715,830	$29.50	1.27	$1,470

The total intrinsic value of options exercised during the fiscal year ended 2012 was less than $0.1 million. The exercise of options resulted in cash receipts of $0.3 million in fiscal 2012. The total intrinsic value of options exercised during the fiscal year ended 2011 was $0.7 million. The exercise of options resulted in cash receipts of $1.8 million in fiscal 2011. The total intrinsic value of options exercised during the fiscal year ended 2010 was $0.5 million. The exercise of options resulted in cash receipts of $1.1 million in fiscal year 2010.

Options Outstanding (as of July 1, 2012)
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2004	8/15/2003	8/15/2006	8/15/2013	$30.44	650,280
2005	8/13/2004	8/13/2007	8/13/2014	$36.68	939,840
2006	8/16/2005	8/16/2008	8/16/2010	$38.83	—
2007	8/15/2006	8/15/2009	8/15/2011	$29.87	—
2008	8/14/2007	8/14/2010	8/31/2012	$30.81	573,130
2009	8/19/2008	8/19/2011	8/31/2013	$14.83	552,580
2010	8/18/2009	8/18/2012	8/31/2014	$19.73	730,000
2011	8/17/2010	8/17/2013	8/31/2015	$19.88	785,250
2012	8/16/2011	8/16/2014	8/31/2016	$16.20	465,350

Notes . . .

Below is a summary of the status of the Company’s nonvested shares as of July 1, 2012, and changes during the year then ended:

	Deferred Stock		Restricted Stock		Stock Options		Performance Shares
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares, July 3, 2011	488,784	$17.14	624,000	$18.06	2,083,700	$4.28	—	$—
Granted	82,377	14.73	111,890	14.77	465,350	3.96	127,940	17.11
Cancelled	—	—	(2,200)	16.08	—	—	—	—
Exercised	—	—	—	—	(15,870)	1.93	—	—
Vested	(44,997)	27.59	(18,425)	29.19	(552,580)	1.93	—	—
Nonvested shares, July 1, 2012	526,164	$16.95	715,265	$17.26	1,980,600	$4.88	127,940	$17.11
As of July 1, 2012, there was $7.2 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during fiscal 2012 and 2011 was $1.4 million and $4.5 million, respectively.
Under the plans, the Company has issued restricted stock to certain employees. During fiscal years 2012, 2011 and 2010, the Company has issued 111,890, 269,290 and 194,480 shares, respectively. The restricted stock vests on the fifth anniversary date of the issue provided the recipient is still employed by the Company. The aggregate market value on the date of issue was approximately $1.7 million, $4.9 million and $3.5 million in fiscal 2012, 2011 and 2010, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.
Under the plans, the Company may also issue deferred stock to its directors in lieu of directors fees. The Company has issued 44,127, 28,727 and 31,026 shares in fiscal 2012, 2011 and 2010, respectively, under this provision of the plans.
Under the plans, the Company may also issue deferred stock to its officers and key employees. The Company has issued 38,250, 155,603 and 149,650 shares in fiscal 2012, 2011 and 2010, respectively, under this provision. The aggregate market value on the date of issue was approximately $0.6 million, $2.8 million and $2.7 million, respectively. Expense is recognized ratably over the five-year vesting period.
Beginning in fiscal 2012, under the plans, the Company issued performance shares to its officers and key employees. The Company issued 127,940 performance shares in fiscal 2012 under this provision. The aggregate market value on the date of issue was approximately $2.2 million using the Monte Carlo simulation methodology of valuation. The Monte-Carlo valuation model simulates a range of possible future stock prices for the Company and the components of a peer group to estimate the probability that a vesting condition will be achieved. Assumptions used in the Monte Carlo valuation model in fiscal 2012 include a risk-free rate of return of 0.31%, an expected term of 2.87 years, reinvested dividends, and volatility of 46.04%. In determining these assumptions for the Monte Carlo valuation model, we consider historic and observable market data. Expense is recognized ratably over the three-year vesting period.

Notes . . .

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2012	2011	2010
Stock Options:
Pretax compensation expense	$1,760	$3,397	$4,028
Tax benefit	(686)	(1,325)	(1,571)
Stock option expense, net of tax	$1,074	$2,072	$2,457
Restricted Stock:
Pretax compensation expense	$2,102	$3,512	$1,754
Tax benefit	(820)	(1,370)	(684)
Restricted stock expense, net of tax	$1,282	$2,142	$1,070
Deferred Stock:
Pretax compensation expense	$534	$2,686	$1,193
Tax benefit	(208)	(1,048)	(465)
Deferred stock expense, net of tax	$326	$1,638	$728
Performance Shares:
Pretax compensation expense	$1,159	$—	$—
Tax benefit	(452)	—	—
Performance Share expense, net of tax	$707	$—	$—
Total Stock-Based Compensation:
Pretax compensation expense	$5,555	$9,595	$6,975
Tax benefit	(2,166)	(3,743)	(2,720)
Total stock-based compensation, net of tax	$3,389	$5,852	$4,255
(13) Shareholder Rights Agreement:
On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company’s common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company’s common stock at an exercise price of $160.00 per full common share ($80.00 per full common share after taking into consideration the effect of a 2-for-1 stock split effective October 29, 2004), subject to adjustment. The agreement relating to the rights was amended by the Board of Directors on August 9, 2006 to extend the term of the rights by three years to October 18, 2009, to increase from 15 percent to 20 percent or more the percentage of outstanding shares that a person or group must acquire or attempt to acquire in order for the rights to become exercisable, and to add a qualifying offer clause that permits shareholders to vote to redeem the rights in certain circumstances. Shareholders ratified the amended rights agreement at their annual meeting on October 18, 2006. On August 12, 2009, the Board of Directors amended the rights agreement to: (i) modify the definition of “Beneficial Owner” and “beneficial ownership” of common shares of the Company to include, among other things, certain derivative security interests in common shares of the Company; (ii) reduce the redemption price for the rights to $0.001 per right; and (iii) extend the term of the rights agreement by changing the scheduled expiration date from October 18, 2009 to October 17, 2012. Shareholders ratified the rights agreement at the annual meeting on October 21, 2009. On August 8, 2012, the Board of Directors further amended the rights agreement to extend its term until October 21, 2015, subject to shareholder approval.
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

The Company had the following forward currency contracts outstanding at the end of fiscal 2012:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	28.3	28.4	28.5	0.1	U.S.	August 2013
Euro	Sell	53.5	69.5	67.9	(1.5)	U.S.	June 2013
Japanese Yen	Buy	695.0	8.7	8.7	—	U.S.	December 2012
The Company had the following forward currency contracts outstanding at the end of fiscal 2011:

		In Millions
Hedge		Notional Value	Contract Value	Fair Market Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	34.3	33.6	35.9	2.3	U.S.	June 2012
Canadian Dollar	Sell	10.7	10.8	11.1	0.3	U.S.	February 2012
Euro	Sell	41.5	58.7	60.1	1.3	U.S.	April 2012
The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2012, 2011, or 2010.
(15) Employee Benefit Costs:
Retirement Plan and Other Postretirement Benefits
The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2012	2011	2012	2011
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	4.45%	5.35%	3.75%	4.45%
Expected Rate of Future Compensation Level Increases	3.0-4.0%	3.0-4.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.50%	8.50%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$1,110,299	$1,108,427	$161,796	$180,609
Service Cost	13,764	13,475	407	486
Interest Cost	56,762	56,696	6,468	7,088
Plan Amendments	—	212	—	(8,750)
Plan Curtailments	(327)	—	1,357	—
Plan Participant Contributions	—	—	1,181	1,234
Actuarial (Gain) Loss	130,173	6,747	(15,984)	5,329
Benefits Paid	(73,924)	(75,258)	(18,371)	(24,200)
Projected Benefit Obligation at End of Year	$1,236,747	$1,110,299	$136,854	$161,796
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$916,210	$831,490	$—	$—
Actual Return on Plan Assets	63,822	157,420	—	—
Plan Participant Contributions	—	—	1,181	1,234
Employer Contributions	31,637	2,558	17,190	22,966
Benefits Paid	(73,924)	(75,258)	(18,371)	(24,200)
Fair Value of Plan Assets at End of Year	$937,745	$916,210	$—	$—
Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(299,002)	$(194,089)	$(136,854)	$(161,796)
Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(296,394)	$(191,417)	$—	$—
Accrued Wages and Salaries	(2,608)	(2,672)	—	—
Accrued Postretirement Health Care Obligation	—	—	(89,842)	(116,092)
Accrued Liabilities	—	—	(22,827)	(22,576)
Accrued Employee Benefits	—	—	(24,185)	(23,128)
Net Amount Recognized at End of Year	$(299,002)	$(194,089)	$(136,854)	$(161,796)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Transition Assets (Obligation)	$(5)	$(10)	$—	$—
Net Actuarial Loss	(294,258)	(219,637)	(41,437)	(56,708)
Prior Service Credit (Cost)	(2,051)	(4,022)	10,198	13,132
Net Amount Recognized at End of Year	$(296,314)	$(223,669)	$(31,239)	$(43,576)
The accumulated benefit obligation for all defined benefit pension plans was $1,186 million and $1,062 million at July 1, 2012 and July 3, 2011, respectively.
The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$13,764	$13,475	$11,197	$407	$486	$604
Interest Cost on Projected Benefit Obligation	56,762	56,696	60,705	6,468	7,088	10,942
Expected Return on Plan Assets	(76,445)	(76,975)	(81,021)	—	—	—
Amortization of:
Transition Obligation	8	8	8	—	—	—
Prior Service Cost (Credit)	2,856	3,059	3,068	(3,800)	(3,485)	(1,140)
Actuarial Loss	20,230	17,771	3,171	8,942	10,268	10,418
Net Periodic (Income) Expense	$17,175	$14,034	$(2,872)	$12,017	$14,357	$20,824
Significant assumptions used in determining net periodic (income) expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount Rate	5.35%	5.30%	6.75%	4.45%	4.60%	6.00%
Expected Return on Plan Assets	8.50%	8.50%	8.75%	n/a	n/a	n/a
Compensation Increase Rate	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a
The amounts in Accumulated Other Comprehensive Income that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Transition Obligation	$7	$—
Prior Service Cost (Credit)	902	(3,589)
Net Actuarial Loss	35,288	7,555
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
For measurement purposes an 8.4% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2012 decreasing gradually to 4.5% for the fiscal year 2028. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $2.5 million and would increase the service and interest cost by $0.1 million for fiscal 2012. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $2.8 million and decrease the service and interest cost by $0.1 million for the fiscal year 2012.
As discussed in Note 16, the Company reduced its salaried headcount by approximately 10% in fiscal 2012. The termination of the employees associated with this restructuring action, and the related impact on unrecognized prior service costs, unrecognized losses and the projected benefit obligation resulted in a net curtailment loss of $0.7 million in fiscal 2012.
In fiscal 2012, as a result of the non-discrimination testing results of the qualified pension plan, approximately 90 employees were moved to the non-qualified pension plan. Benefits accruing prior to July 1, 2012 were unaffected; only benefits accruing for those affected employees after July 1, 2012 will be covered by the non-qualified plan.
Plan Assets
A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The Company’s pension plan’s asset allocations at July 1, 2012 and July 3, 2011, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2012	2011
Domestic Equities	17%-23%	20%	19%
International Equities	3%-7%	4%	4%
Alternative & Absolute Return	25%-35%	29%	35%
Emerging Markets Global Balanced	2%-5%	2%	3%
Fixed Income	37%-43%	44%	36%
Cash Equivalents	1%	1%	3%
		100%	100%
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
The Company has adopted the fair value provisions for the plan assets of its pension plans. The Company categorizes plan assets within a three level fair value hierarchy, as described in Note 4.
Investments stated at fair value as determined by quoted market prices (Level 1) include:

Short-Term Investments: Short-Term Investments include money market mutual funds that invest in short-term securities and are valued based on cost, which approximates fair value;

Equity Securities: U.S. Common Stocks and International Mutual Funds are valued at the last reported sales price on the last business day of the fiscal year.

Investments stated at estimated fair value using significant observable inputs (Level 2) include:

Fixed Income Securities: Fixed Income Securities include investments in domestic bond collective trusts that are not traded publicly, but the underlying assets held in these funds are traded on active markets and the prices are readily observable. The investment in the trusts is valued at the last quoted price on the last business day of the fiscal year. Fixed Income Securities also include corporate and government bonds that are valued using a bid evaluation process with data provided by independent pricing sources.

Investments stated at estimated fair value using significant unobservable inputs (Level 3) include:

Other Investments: Other Investments include investments in limited partnerships and are valued at their estimated fair value based on audited financial statements of the partnerships.
The fair value of the major categories of the pension plans’ investments are presented below (in thousands):

		July 1, 2012
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$7,337	$7,337	$—	$—
Fixed Income Securities:		408,790	—	408,790	—
Equity Securities:
U.S. common stocks		188,997	188,997	—	—
International mutual funds		36,066	36,066	—	—
Other Investments:
Venture capital funds	(A)	152,093	—	—	152,093
Debt funds	(B)	36,211	—	—	36,211
Real estate funds	(C)	13,888	—	—	13,888
Private equity funds	(D)	71,185	—	—	71,185
Global balanced funds	(E)	23,178	—	—	23,178
Fair Value of Plan Assets at End of Year		$937,745	$232,400	$408,790	$296,555

		July 3, 2011
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$30,103	$30,103	$—	$—
Fixed Income Securities:		330,283	—	330,283	—
Equity Securities:
U.S. common stocks		176,370	176,370	—	—
International mutual funds		38,155	38,155	—	—
Other Investments:
Venture capital funds	(A)	189,353	—	—	189,353
Debt funds	(B)	44,373	—	—	44,373
Real estate funds	(C)	17,242	—	—	17,242
Private equity funds	(D)	64,215	—	—	64,215
Global balanced funds	(E)	26,662	—	—	26,662
Total Investments		$916,756	$244,628	$330,283	$341,845
Securities lending collateral pools, net	(F)	(546)	—	(546)	—
Fair Value of Plan Assets at End of Year		$916,210	$244,628	$329,737	$341,845

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

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

The following tables present the changes in Level 3 investments for the pension plan (in thousands).
Changes to Level 3 investments for the year ended July 1, 2012:

Category	July 3, 2011 Fair Value	Purchases, Sales, Issuances, and Settlements	Realized and Unrealized Gain (Loss)	July 1, 2012 Fair Value (a)
Venture capital funds	$189,353	$(6,413)	$(30,847)	$152,093
Debt funds	44,373	(9,451)	1,289	36,211
Real estate funds	17,242	(1,314)	(2,040)	13,888
Private equity funds	64,215	6,433	537	71,185
Global balanced funds	26,662	—	(3,484)	23,178
	$341,845	$(10,745)	$(34,545)	$296,555
Changes to Level 3 investments for the year ended July 3, 2011:

Category	June 27, 2010 Fair Value	Purchases, Sales, Issuances, and Settlements	Realized and Unrealized Gain (Loss)	July 3, 2011 Fair Value (a)
Venture capital funds	$136,179	$(10,290)	$63,464	$189,353
Debt funds	47,110	(7,667)	4,930	44,373
Real estate funds	40,041	(2,709)	(20,090)	17,242
Private equity funds	58,610	(3,465)	9,070	64,215
Global balanced funds	22,805	—	3,857	26,662
Hedge funds	35,026	(36,533)	1,507	—
	$339,771	$(60,664)	$62,738	$341,845
(a) There were no transfers in or out of Level 3 during the years ended July 1, 2012 or July 3, 2011.

Contributions
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Based upon current regulations and actuarial studies the Company is required to make minimum contributions to the qualified pension plan of $44.7 million in fiscal 2013. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
Estimated Future Benefit Payments
Projected benefit payments from the plans as of July 1, 2012 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life	LTD
2013	$73,626	$3,023	$18,331	$1,268	$95
2014	73,715	3,119	17,461	1,296	83
2015	74,045	3,202	16,066	1,321	73
2016	74,038	3,300	14,454	1,343	71
2017	74,212	3,466	11,762	1,362	69
2018-2022	372,088	20,755	36,285	6,976	282
Defined Contribution Plans
Employees of the Company may participate in a defined contribution savings plan that allows participants to contribute a portion of their earnings in accordance with plan specifications. A maximum of 1.50% to 3.50% of each participant’s salary, depending upon the participant’s group, is matched by the Company. Some of these Company matching contributions ceased July 1, 2009 and were reinstated effective January 1, 2010. Additionally, certain employees may receive Company nonelective contributions equal to 2.0% of the employee’s salary. The Company contributions totaled $8.3 million in 2012, $8.7 million in 2011 and $7.6 million in 2010.
Postemployment Benefits
The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using a 3.75% interest rate for fiscal year 2012 and 4.45% interest rate for fiscal year 2011. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.
(16) Restructuring Actions:

In January 2012, the Company announced plans to reduce manufacturing capacity through closure of its Newbern, Tennessee and Ostrava, Czech Republic plants as well as the reconfiguration of its plant in Poplar Bluff, Missouri. In April 2012, the Company announced plans to further reduce manufacturing costs through consolidation of its Auburn, Alabama manufacturing facility as well as the reduction of approximately 10% of the Company's salaried headcount. Additionally, beginning in fiscal 2013, the Company will no longer pursue placement of lawn and garden products at national mass retailers. The Engines segment will continue to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products segment will continue to focus on innovative, higher margin products that are sold through our network of Simplicity, Snapper and Ferris dealers and regional retailers. The Company will also continue to sell pressure washers and portable and standby generators through the U.S. mass retail channel. During fiscal 2012, the Company completed manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic plants, carried out the reconfiguration of the Poplar Bluff, Missouri plant and implemented the salaried headcount reductions.

The Company reports restructuring charges associated with manufacturing and related initiatives as costs of goods sold within the Consolidated Statements of Earnings. Restructuring charges reflected as costs of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments and accelerated depreciation relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented. The Company reports all other non-manufacturing related restructuring charges as selling, general and administrative expenses on the Consolidated Statements of Earnings. The closing of the Company's facility in Newbern, Tennessee affected approximately 240 regular employees and 450 temporary employees. Additionally, the closing of the Ostrava, Czech Republic facility affected approximately 77 regular employees. There were no significant employment changes at the Poplar Bluff, Missouri facility as a result of the idling of certain assets. Approximately 250 regular employees are expected to be affected by the Auburn, Alabama facility consolidation. The 10% reduction of the Company's salaried workforce affected approximately 210 employees globally.

Pre-tax costs of all restructuring actions totaled $49.9 million ($28.8 million after tax or $0.58 per diluted share) in fiscal 2012. The Engines Segment and Products Segment recorded $18.3 million and $31.6 million, respectively, of pre-tax restructuring charges during fiscal 2012. The total pre-tax costs associated with these restructuring actions are expected to be $60 million to $70 million.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines Segment restructuring activities for fiscal 2012 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at July 3, 2011	$—	$—	$—
Provisions	4,685	13,629	18,314
Cash Expenditures	(2,458)	(555)	(3,013)
Other Adjustments (1)	—	(9,730)	(9,730)
Reserve Balance at July 1, 2012	$2,227	$3,344	$5,571
(1) Other adjustments includes $2.2 million of property, plant and equipment impairments, $4.7 million of accelerated depreciation, $0.8 million of inventory write-downs, $1.7 million of curtailment associated with pension and other postretirement benefits, and $0.3 million of foreign currency translation.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products Segment restructuring activities for fiscal 2012 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at July 3, 2011	$—	$—	$—
Provisions	2,015	29,538	31,553
Cash Expenditures	(1,073)	(2,607)	(3,680)
Other Adjustments (2)	—	(26,486)	(26,486)
Reserve Balance at July 1, 2012	$942	$445	$1,387
(2) Other adjustments includes $13.7 million of accelerated depreciation and $12.6 million of inventory write-downs.

In fiscal 2011, the Company made organization changes that involved a reduction of salaried employees during the quarter ended December 26, 2010. In fiscal 2011, these organization changes resulted in restructuring charges of $3.5 million, consisting of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards and approximately $2.2 million for severance and other related employee separation costs associated with the reduction.
(17) Assets Held for Sale:
At July 1, 2012 and July 3, 2011, the Company had $10.4 million and $14.1 million, respectively, included in Assets Held for Sale in its Consolidated Condensed Balance Sheets, consisting of certain assets related to the Ostrava, Czech Republic and Jefferson, WI production facilities. Prior to the closure of the Ostrava, Czech Republic facility, small engines were manufactured by the Company within its Engines Segment for the outdoor power equipment industry. Prior to the closure of the Jefferson facility, portable generator and pressure washer products were manufactured, marketed and sold by the Company within its Products Segment.
(18) Equity:
Share Repurchases
In fiscal 2012, the Board of Directors of the Company authorized up to $50.0 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. As of the end of the fourth quarter of fiscal 2012, the Company repurchased 2,409,972 shares on the open market at a total cost of $39.3 million, or $16.30 per share. There were no shares repurchased in fiscal 2011.
In August 2012, the Board of Directors authorized an additional $50.0 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants.
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

	Cumulative Translation Adjustments	Unrealized Gain (Loss) on Derivatives	Unrecognized Pension and Postretirement Obligation	Accumulated Other Comprehensive Income (Loss)
Balance at June 28, 2009	$8,961	$(3,127)	$(256,107)	$(250,273)
Fiscal Year Change	(4,989)	11,626	(75,073)	(68,436)
Balance at June 27, 2010	3,972	8,499	(331,180)	(318,709)
Fiscal Year Change	22,017	(10,742)	63,936	75,211
Balance at July 3, 2011	25,989	(2,243)	(267,244)	(243,498)
Fiscal Year Change	(13,487)	(5,411)	(60,308)	(79,206)
Balance at July 1, 2012	$12,502	$(7,654)	$(327,552)	$(322,704)
(19) Separate Financial Information of Subsidiary Guarantors of Indebtedness:
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
The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	July 1, 2012 Carrying Amount	Maximum Guarantee
6.875% Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$—	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET: As of July 1, 2012	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$133,108	$5,375	$17,592	$—	$156,075
Accounts Receivable, Net	102,997	97,009	23,990	—	223,996
Intercompany Accounts Receivable	45,391	7,593	69,096	(122,080)	—
Inventories, Net	149,863	224,642	59,179	—	433,684
Deferred Tax Asset	25,630	17,699	1,198	—	44,527
Assets Held for Sale	—	4,000	6,404	—	10,404
Prepaid Expenses and Other	28,660	11,412	2,742	—	42,814
Total Current Assets	$485,649	$367,730	$180,201	$(122,080)	$911,500
OTHER ASSETS:
Goodwill	$128,300	$64,544	$11,920	$—	$204,764
Investments	22,163	—	—	—	22,163
Investments in Subsidiaries	556,958	—	—	(556,958)	—
Intercompany Note Receivable	22,666	36,987	11,137	(70,790)	—
Debt Issuance Costs, Net	5,717	—	—	—	5,717
Other Intangible Assets, Net	—	83,242	3,825	—	87,067
Long-Term Deferred Tax Asset	108,003	—	2	(41,054)	66,951
Other Long-Term Assets, Net	4,813	2,733	1,274	—	8,820
Total Other Assets	$848,620	$187,506	$28,158	$(668,802)	$395,482
PLANT AND EQUIPMENT, NET	230,253	53,105	17,891	—	301,249
TOTAL ASSETS	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

CURRENT LIABILITIES:
Accounts Payable	85,839	44,829	20,485	—	151,153
Intercompany Accounts Payable	56,674	26,661	38,761	(122,096)	—
Short-Term Debt	—	—	3,000	—	3,000
Accrued Liabilities	108,079	28,706	14,971	—	151,756
Total Current Liabilities	$250,592	$100,196	$77,217	$(122,096)	$305,909
OTHER LIABILITIES:					—
Accrued Pension Cost	295,862	464	68	—	296,394
Accrued Employee Benefits	25,035	—	—	—	25,035
Accrued Postretirement Health Care Obligation	73,575	16,267	—	—	89,842
Accrued Warranty	9,900	6,515	—	—	16,415
Intercompany Note Payable	41,147	—	29,627	(70,774)	—
Deferred Tax Liabilities	—	41,054	—	(41,054)	—
Other Long-Term Liabilities	11,441	4,970	1,255	—	17,666
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$681,960	$69,270	$30,950	$(111,828)	$670,352
TOTAL SHAREHOLDERS’ INVESTMENT:	631,970	438,875	118,083	(556,958)	631,970
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

BALANCE SHEET: As of July 3, 2011	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$158,672	$1,372	$49,595	$—	$209,639
Accounts Receivable, Net	126,872	95,645	26,841	—	249,358
Intercompany Accounts Receivable	41,677	3,764	65,311	(110,752)	—
Inventories, Net	141,587	213,084	72,420	—	427,091
Deferred Tax Asset	27,661	13,205	1,297	—	42,163
Assets Held for Sale	—	4,000	10,075	—	14,075
Prepaid Expenses and Other	5,470	28,217	2,726	—	36,413
Total Current Assets	$501,939	$359,287	$228,265	$(110,752)	$978,739
OTHER ASSETS:
Goodwill	$128,300	$64,544	$10,096	$—	$202,940
Investments	21,017	—	—	—	21,017
Investments in Subsidiaries	603,498	—	—	(603,498)	—
Intercompany Note Receivable	44,263	43,437	6	(87,706)	—
Deferred Loan Costs, Net	4,919	—	—	—	4,919
Other Intangible Assets, Net	—	85,102	4,173	—	89,275
Long-Term Deferred Tax Asset	71,176	—	340	(40,515)	31,001
Other Long-Term Assets, Net	4,352	3,493	1,257	—	9,102
Total Other Assets	$877,525	$196,576	$15,872	$(731,719)	$358,254
PLANT AND EQUIPMENT, NET	232,223	71,914	25,088	—	329,225
TOTAL ASSETS	$1,611,687	$627,777	$269,225	$(842,471)	$1,666,218

CURRENT LIABILITIES:
Accounts Payable	109,870	48,842	25,021	—	183,733
Intercompany Accounts Payable	46,003	15,401	49,353	(110,757)	—
Short-Term Debt	—	—	3,000	—	3,000
Accrued Liabilities	115,335	24,645	17,670	—	157,650
Total Current Liabilities	$271,208	$88,888	$95,044	$(110,757)	$344,383
OTHER LIABILITIES:					—
Accrued Pension Cost	190,855	488	74	—	191,417
Accrued Employee Benefits	24,100	—	—	—	24,100
Accrued Postretirement Health Care Obligation	98,629	17,463	—	—	116,092
Accrued Warranty	8,704	5,623	—	—	14,327
Intercompany Note Payable	43,436	—	44,265	(87,701)	—
Deferred Tax Liabilities	—	40,515	—	(40,515)	—
Other Long-Term Liabilities	11,812	130	1,014	—	12,956
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$602,536	$64,219	$45,353	$(128,216)	$583,892
TOTAL SHAREHOLDERS’ INVESTMENT:	737,943	474,670	128,828	(603,498)	737,943
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,611,687	$627,777	$269,225	$(842,471)	$1,666,218

STATEMENT OF EARNINGS: For the Fiscal Year Ended July 1, 2012	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,235,805	$835,011	$321,216	$(325,499)	$2,066,533
Cost of Goods Sold	1,007,493	744,103	258,951	(325,499)	1,685,048
Restructuring Charges	4,235	28,790	11,735	—	44,760
Gross Profit	224,077	62,118	50,530	—	336,725
Engineering, Selling, General and Administrative Expenses	167,133	80,915	42,333	—	290,381
Restructuring Charges	4,001	1,106	—	—	5,107
Equity in Loss from Subsidiaries	5,881	—	—	(5,881)	—
Income (Loss) from Operations	47,062	(19,903)	8,197	5,881	41,237
Interest Expense	(18,347)	(33)	(162)	—	(18,542)
Other Income, Net	4,830	207	2,141	—	7,178
Income (Loss) Before Provision for Income Taxes	33,545	(19,729)	10,176	5,881	29,873
Provision (Credit) for Income Taxes	4,539	(8,897)	5,225	—	867
Net Income (Loss)	$29,006	$(10,832)	$4,951	$5,881	$29,006
For the Fiscal Year Ended July 3, 2011
Net Sales	$1,327,378	$740,336	$343,293	$(313,643)	$2,109,998
Cost of Goods Sold	1,047,229	705,410	272,686	(313,643)	1,711,682
Gross Profit	280,149	47,560	70,607	—	398,316
Engineering, Selling, General and Administrative Expenses	179,263	75,315	42,535	—	297,113
Restructuring Charges	559	2,978	—	—	3,537
Goodwill Impairment	—	49,450	—	—	49,450
Equity in Loss from Subsidiaries	28,636	—	—	(28,636)	—
Income (Loss) from Operations	71,691	(80,183)	28,072	28,636	48,216
Interest Expense	(23,084)	(66)	(168)	—	(23,318)
Other Income, Net	4,331	308	2,517	—	7,156
Income (Loss) Before Provision for Income Taxes	52,938	(79,941)	30,421	28,636	32,054
Provision (Credit) for Income Taxes	28,583	(25,552)	4,668	—	7,699
Net Income (Loss)	$24,355	$(54,389)	$25,753	$28,636	$24,355
For the Fiscal Year Ended June 27, 2010
Net Sales	$1,299,283	$740,336	$279,134	$(290,881)	$2,027,872
Cost of Goods Sold	1,039,021	683,061	216,736	(290,881)	1,647,937
Gross Profit	260,262	57,275	62,398	—	379,935
Engineering, Selling, General and Administrative Expenses	164,358	76,572	39,318	—	280,248
Litigation Settlement	30,600	—	—	—	30,600
Equity in Earnings from Subsidiaries	(20,688)	—	—	20,688	—
Income (Loss) from Operations	85,992	(19,297)	23,080	(20,688)	69,087
Interest Expense	(26,218)	(96)	(155)	—	(26,469)
Other Income (Expense), Net	(7,644)	157	13,942	—	6,455
Income (Loss) Before Provision for Income Taxes	52,130	(19,236)	36,867	(20,688)	49,073
Provision (Credit) for Income Taxes	15,515	(6,961)	3,904	—	12,458
Net Income (Loss)	$36,615	$(12,275)	$32,963	$(20,688)	$36,615

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 1, 2012	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by (Used in) Operating Activities	$82,114	$2,879	$(19,032)	$—	$65,961
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(40,456)	(6,588)	(2,529)	—	(49,573)
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(2,673)	—	(2,673)
Proceeds Received on Disposition of Plant and Equipment	141	1,278	38	—	1,457
Cash Investment in Subsidiary	2,141	—	(2,141)	—	—
Net Cash Used in Investing Activities	(38,174)	(5,310)	(7,305)	—	(50,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(6,434)	6,434	—	—	—
Debt Issuance Costs	(2,007)	—	—	—	(2,007)
Cash Dividends Paid	(22,011)	—	—	—	(22,011)
Stock Option Exercise Proceeds and Tax Benefits	235	—	—	—	235
Treasury Stock Repurchases	(39,287)	—	—	—	(39,287)
Net Cash Provided by (Used in) Financing Activities	(69,504)	6,434	—	—	(63,070)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,666)	—	(5,666)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,564)	4,003	(32,003)	—	(53,564)
Cash and Cash Equivalents, Beginning of Year	158,672	1,372	49,595	—	209,639
Cash and Cash Equivalents, End of Year	$133,108	$5,375	$17,592	$—	$156,075

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 3, 2011	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by (Used in) Operating Activities	$126,397	$(13,433)	$43,967	$—	$156,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(47,627)	(9,384)	(2,908)	—	(59,919)
Proceeds Received on Disposition of Plant and Equipment	73	49	26	—	148
Cash Investment in Subsidiary	3,908	—	(3,908)	—	—
Net Cash Provided by (Used in) Investing Activities	(43,646)	(9,335)	(6,790)	—	(59,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	837	20,465	—	—	21,302
Debt Issuance Costs	(4,994)	—	—	—	(4,994)
Cash Dividends Paid	(22,334)	—	—	—	(22,334)
Stock Option Exercise Proceeds and Tax Benefits	1,532	—	—	—	1,532
Net Cash Provided by (Used in) Financing Activities	(24,959)	20,465	—	—	(4,494)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	419	—	419
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,792	(2,303)	37,596	—	93,085
Cash and Cash Equivalents, Beginning of Year	100,880	3,675	11,999	—	116,554
Cash and Cash Equivalents, End of Year	$158,672	$1,372	$49,595	$—	$209,639

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 27, 2010	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by Operating Activities	$180,566	$34,619	$28,556	$—	$243,741
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(28,903)	(11,494)	(4,046)	—	(44,443)
Proceeds Received on Disposition of Plant and Equipment	220	40	16	—	276
Cash Investment in Subsidiary	26,305	—	(26,305)	—	—
Other, Net	(144)	—	—	—	(144)
Net Cash Used in Investing Activities	(2,522)	(11,454)	(30,335)	—	(44,311)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(57,446)	(20,790)	—	—	(78,236)
Cash Dividends Paid	(22,125)	—	—	—	(22,125)
Stock Option Exercise Proceeds and Tax Benefits	864	—	—	—	864
Net Cash Used in Financing Activities	(78,707)	(20,790)	—	—	(99,497)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	629	—	629
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	99,337	2,375	(1,150)	—	100,562
Cash and Cash Equivalents, Beginning of Year	1,541	1,301	13,150	—	15,992
Cash and Cash Equivalents, End of Year	$100,880	$3,675	$11,999	$—	$116,554

The Company revised its condensed supplemental consolidating balance sheet as of July 3, 2011 and condensed supplemental statements of cash flows for the fiscal years ended July 3, 2011 and June 27, 2010, to correct both the form and content of the condensed presentation in accordance with S-X Rule 3-10 and Rule 10-01. The revision was made to include major balance sheet captions within current assets, non-current assets, current liabilities and other long-term obligations within the condensed supplemental consolidating balance sheet and adjust cash flows provided by (used in) operating activities, cash flows provided by (used in) investing activities and cash flows provided by (used in) financing activities within the condensed supplemental consolidating statements of cash flows. The Company identified adjustments to previously reported amounts in the condensed supplemental consolidating balance sheet as of July 3, 2011 and the condensed supplemental statements of cash flows for previously reported periods as a result of the change in presentation described above. The following tables reflect the previously reported and as revised and summarized amounts of the Company's condensed supplemental consolidating financial information:

BALANCE SHEET: As of July 3, 2011 (As Previously Reported)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$519,783	$343,266	$244,473	$(138,858)	$968,664
Investment in Subsidiary	617,553	—	—	(617,553)	—
Noncurrent Assets	455,876	229,054	50,692	(38,068)	697,554
	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

Current Liabilities	$292,908	$88,888	$95,044	$(132,457)	$344,383
Other Long-Term Obligations	562,361	20,988	45,012	(44,469)	583,892
Shareholders' Equity	737,943	462,444	155,109	(617,553)	737,943
	$1,593,212	$572,320	$295,165	$(794,479)	$1,666,218

BALANCE SHEET: As of July 3, 2011 (As Revised and Summarized)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Current Assets	$501,939	$359,287	$228,265	$(110,752)	$978,739
Investment in Subsidiary	603,498	—	—	(603,498)	—
Noncurrent Assets	506,250	268,490	40,960	(128,221)	687,479
	$1,611,687	$627,777	$269,225	$(842,471)	$1,666,218

Current Liabilities	$271,208	$88,888	$95,044	$(110,757)	$344,383
Other Long-Term Obligations	602,536	64,219	45,353	(128,216)	583,892
Shareholders' Equity	737,943	474,670	128,828	(603,498)	737,943
	$1,611,687	$627,777	$269,225	$(842,471)	$1,666,218

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 3, 2011 (As Previously Reported)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$148,428	$(13,433)	$48,102	$(26,166)	$156,931
Net Cash Provided by (Used in) Investing Activities	$(43,646)	$(9,335)	$9,023	$(15,813)	$(59,771)
Net Cash Provided by (Used in) Financing Activities	$(46,990)	$20,465	$(19,948)	$41,979	$(4,494)

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 3, 2011 (As Revised and Summarized)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$126,397	$(13,433)	$43,967	$—	$156,931
Net Cash Provided by (Used in) Investing Activities	$(43,646)	$(9,335)	$(6,790)	$—	$(59,771)
Net Cash Provided by (Used in) Financing Activities	$(24,959)	$20,465	$—	$—	$(4,494)

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 27, 2010 (As Previously Reported)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$179,767	$34,619	$25,740	$3,615	$243,741
Net Cash Provided by (Used in) Investing Activities	$(2,522)	$(11,454)	$(791)	$(29,544)	$(44,311)
Net Cash Provided by (Used in) Financing Activities	$(77,908)	$(20,790)	$(26,728)	$25,929	$(99,497)

STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 27, 2010 (As Revised and Summarized)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$180,566	$34,619	$28,556	$—	$243,741
Net Cash Provided by (Used in) Investing Activities	$(2,522)	$(11,454)	$(30,335)	$—	$(44,311)
Net Cash Provided by (Used in) Financing Activities	$(78,707)	$(20,790)	$—	$—	$(99,497)

As other prior period financial information is presented, the Company will similarly revise the condensed supplemental financial information in its future filings. These revisions, which the Company determined are not material individually or in the aggregate, had no impact on the Company's consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and its subsidiaries at July 1, 2012 and July 3, 2011 and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 1, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9 (a). Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 28, 2012

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2012
September	$397,297	$66,054	$(5,220)
December	447,947	73,880	2,697
March (1)	720,097	127,112	39,937
June (2)	501,192	69,679	(8,408)
Total	$2,066,533	$336,725	$29,006
Fiscal 2011
September	$334,116	$61,993	$(8,114)
December (3)	450,324	78,321	(1,252)
March	720,333	149,549	51,521
June (4)	605,225	108,453	(17,800)
Total	$2,109,998	$398,316	$24,355

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss) (5)	Dividends Declared	High	Low
Fiscal 2012
September	$(0.10)	$0.11	$20.81	$12.42
December	0.05	0.11	17.17	12.36
March (1)	0.80	0.11	18.28	15.12
June (2)	(0.18)	0.11	18.60	16.32
Total	$0.57	$0.44
Fiscal 2011
September	$(0.16)	$0.11	$19.85	$16.50
December (3)	(0.03)	0.11	20.42	17.10
March	1.02	0.11	21.85	19.10
June (4)	(0.36)	0.11	24.18	18.69
Total	$0.47	$0.44
The number of record holders of Briggs & Stratton Corporation Common Stock on July 1, 2012 was 3,184.
(1) As disclosed in Note 16, the third quarter of fiscal 2012 included restructuring charges of $19.8 million ($9.6 million after tax or $0.19 per diluted share).
(2) As disclosed in Note 16, the fourth quarter of fiscal 2012 included restructuring charges of $30.1 million ($19.3 million after tax or $0.40 per diluted share).
(3) As disclosed in Notes 16 and 9, the second quarter of fiscal 2011 included restructuring charges of $3.5 million ($2.2 million after tax or $0.04 per diluted share) and debt refinancing charges of $3.9 million ($2.4 million after tax or $0.05 per diluted share).
(4) As disclosed in Note 5, the fourth quarter of fiscal 2011 included pre-tax non-cash goodwill impairment charges of $49.5 million ($34.3 million after tax or $0.68 per diluted share).
(5) Net Income (Loss) per share of Common Stock represents Diluted Earnings (Loss) per Share. Refer to Note 2 of the Notes to Consolidated Financial Statements, for information about Diluted Earnings per Share. Amounts may not total because of differing numbers of shares outstanding at the end of each quarter.

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
PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal controls over financial reporting as of July 1, 2012, as stated in their report which is included herein.
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

(b)
Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, under the caption “Item 1: Election of Directors” and “General Information About Incumbent Directors”, and is incorporated herein by reference.

(c)
Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)
Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(e)
Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

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
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, concerning this item, under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, “Change in Control Payments”, and “Director Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, concerning this item, under the captions “Other Corporate Governance Matters – Director Independence”, “Other Corporate Governance Matters – Board Oversight of Risk” and “Other Corporate Governance Matters – Audit Committee” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2012 Annual Meeting of Shareholders, under the captions “Other Matters – Independent Auditors’ Fees” and “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data" in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, July 1, 2012 and July 3, 2011

For the Fiscal Years Ended July 1, 2012, July 3, 2011 and June 27, 2010:
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JULY 1, 2012, JULY 3, 2011 AND JUNE 27, 2010

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2012	$4,971,000	3,608,000	(2,799,000)	$5,780,000
2011	$11,317,000	1,916,000	(8,262,000)	$4,971,000
2010	$7,360,000	7,399,000	(3,442,000)	$11,317,000
Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for Net Operating and Other Loss Carryforwards	Allowance Reversed for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2012	$7,259,000	5,430,000	(664,000)	$12,025,000
2011	$9,130,000	774,000	(2,645,000)	$7,259,000
2010	$6,712,000	2,418,000	—	$9,130,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ David J. Rodgers
David J. Rodgers
August 28, 2012		Senior Vice President and
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

*Each signature affixed as of
August 28, 2012

BRIGGS & STRATTON CORPORATION
(Commission File No. 1-1370)
EXHIBIT INDEX
2012 ANNUAL REPORT ON FORM 10-K

No.	Document Description
3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.1 (a)	Amendment to Articles of Incorporation.
(Filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated by reference herein.)

3.2	Bylaws, as amended and restated as adopted April 15, 2009.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended March 29, 2009 and incorporated by reference herein.)

3.2(a)	Amendments to Bylaws as adopted August 8, 2012.
(Filed as Exhibit 3.1 to the Company’s Report on Form 8-K dated August 8, 2012 and incorporated by reference herein.)

4.0
Rights Agreement dated as of August 7, 1996, as amended through August 8, 2012, between Briggs & Stratton Corporation and Wells Fargo Bank, N.A., as successor rights agent, which includes the form of Right Certificate as Exhibit A and the Summary of Rights to Purchase Common Shares as Exhibit B.

(Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated as of August 13, 2012 and incorporated by reference herein.)

4.1	Indenture, dated December 10, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.3*	Amended and Restated Form of Change of Control Employment Agreement.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated herein by reference.)

10.3 (a)*	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

No.	Document Description
10.4 (a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4 (b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.5*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (a)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5 (b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.5 (c)*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6*	Amended and Restated Briggs & Stratton Premium Option and Stock Award Program, effective beginning with plan year 2010.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6 (a)*	Amended Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for year ended June 28, 2009 and incorporated herein by reference.)

10.6 (b)*	Amended Form of Restricted Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6 (c)*	Amended Form of Deferred Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.7*	Amended and Restated Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

10.8*	Amended and Restated Supplemental Employee Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.9*	Briggs & Stratton Corporation Incentive Compensation Plan Performance Share Award Agreement.
(Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

No.	Document Description
10.12*	Amended and Restated Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.12 (a)*	Form of Director’s Stock Option Agreement under the Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

10.13*	Summary of Director Compensation.
(Filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.14*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14 (a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14 (b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.15*	Amended & Restated Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2011 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.18*	Amendment to the Briggs & Stratton Product Program.
(Filed as Exhibit 10.17 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.19*	Early Retirement Agreement between Briggs & Stratton Corporation and John S. Shiely.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated August 21, 2009 and incorporated by reference herein.)

10.20	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs & Stratton Power Products Group, LLC, Briggs & Stratton Canada Inc., Murray, Inc. and Murray Canada Co.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

10.21	Transition Supply Agreement, dated February 11, 2005, between Briggs & Stratton Power Products Group, LLC and Murray, Inc.
(Form of Transition Supply Agreement filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

No.	Document Description
10.22
Multicurrency Credit Agreement, dated October 13, 2011, among Briggs & Stratton Corporation, Briggs & Stratton AG, various financial institutions, and BMO Harris Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and PNC Bank, National Association, as co-documentation agents, and U.S. Bank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, an issuing lender and swing line lender, and J.P. Morgan Securities LLC and U.S. Bank National Assocation, as Joint Lead Arrangers and Joint Book Managers.

(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated October 13, 2011 and incorporated by reference herein.)

10.23	Class B Preferred Share Redemption Agreement.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.24	Victa Agreement.
(Filed as Exhibit 10.25 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

10.25	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference.)

12	Computation of Ratio of Earnings to Fixed Charges.
(Filed herewith.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2012, formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at July 1, 2012 and July 3, 2011; (ii) Consolidated Statements of Earnings for the Fiscal Years Ended July 1, 2012, July 3, 2011 and June 27, 2010; (iii) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended July 1, 2012, July 3, 2011 and June 27, 2010; (iv) Consolidated Statements of Cash Flows for the Fiscal Years Ended July 1, 2012, July 3, 2011 and June 27, 2010; (v) Notes to Consolidated Financial Statements; and (vi) Schedule II—Valuation and Qualifying Accounts. (1)

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

Directors

WILLIAM F. ACHTMEYER (2)(5)	Chairman, Managing Partner and Chief Executive Officer of The Parthenon Group LLC, a leading strategic advisory and principal investment firm

MICHAEL E. BATTEN (3)(5)	Chairman and Chief Executive Officer, Twin Disc, Incorporated, a manufacturer of power transmission equipment

JAMES E. HUMPHREY (2)(5)	Chairman and retired Chief Executive Officer of Andersen Corporation, a window and door manufacturer

PATRICIA L. KAMPLING (1)(4)	Chairman, President and Chief Operating Officer of Alliant Energy Corporation, a regulated investor-owned public utility holding company

KEITH R. McLOUGHLIN (5)	President and Chief Executive Officer of AB Electrolux, a manufacturer of major home appliances

ROBERT J. O’TOOLE (1)(3)(4)	Retired Chairman of the Board and Chief Executive Officer, A.O. Smith Corporation, a diversified manufacturer whose major products include water heaters and boilers

CHARLES I. STORY (3)(4)	President of ECS Group, Inc., an executive development company

TODD J. TESKE (3)	Chairman, President and Chief Executive Officer of Briggs & Stratton Corporation

BRIAN C. WALKER (1)(2)(3)	President and Chief Executive Officer, Herman Miller, Inc., a global provider of office furniture and services
Committees: (1) Audit, (2) Compensation, (3) Executive, (4) Finance, (5) Nominating and Governance.

Elected Officers

TODD J. TESKE	Chairman, President & Chief Executive Officer

HAROLD L. REDMAN	Senior Vice President & President – Products Group

WILLIAM H. REITMAN	Senior Vice President – Business Development & Customer Support

DAVID J. RODGERS	Senior Vice President & Chief Financial Officer

THOMAS R. SAVAGE	Senior Vice President – Corporate Development

JOSEPH C. WRIGHT	Senior Vice President & President – Engines Group

RANDALL R. CARPENTER	Vice President – Marketing

DAVID G. DEBAETS	Vice President – North America Operations (Engines Group)

ANDREA L. GOLVACH	Vice President & Treasurer

ROBERT F. HEATH	Vice President, General Counsel & Secretary

EDWARD J. WAJDA	Vice President & General Manager – International

Appointed Vice Presidents & Subsidiary/Group Officers

Corporate

JAMES H. DENEFFE	Senior Vice President – Research & Development

BRENT W. HOAG	Vice President – Chief Information Officer

JEFFREY G. MAHLOCH	Vice President – Human Resources

DON S. SCHOONENBERG	Vice President – Business Planning & Sales Administration

International

PHILIP J. CAPPITELLI	Vice President & General Manager – International Business Development

ROGER A. JANN	Managing Director – Europe

MARTIN L. LEVY	Managing Director – Latin America

JAMES T. MARCEAU	Vice President & General Manager – International Operations

MARK S. PLUM	Managing Director – Briggs & Stratton Asia

THOMAS H. RUGG	Managing Director – Australia

Engines Group

RANDALL E. BALLARD	Vice President – North American Engine Sales

EDWARD D. BEDNAR	Vice President – Procurement & Logistics

JOHN R. GUY III	Vice President & General Manager – Service

PETER HOTZ	Vice President – Global Technical Services

MARVIN B. KLOWAK	Vice President – Research & Development & Quality

MICHAEL M. MILLER	Vice President – Engine Products

PAUL R. PESCI	Vice President – Small Commercial Engines

MARTIN C. STRAUBE	Vice President – Supply Chain

RICHARD R. ZECKMEISTER	Vice President – North American Consumer Marketing & Planning

Products Group

TOM BURKARD	Vice President – Engineering

JEFF COAD	Vice President – Products Marketing

RICHARD E. FELDER	Vice President – Dealer Recruitment

DONALD W. KLENK	Vice President – Operations

ERIK P. MEMMO	Vice President – North American Dealer Sales

SCOTT L. MURRAY	Vice President – Parts & Service

ROBERT PJEVACH	Vice President – Consumer Products

WILLIAM L. SHEA	Vice President – Sales & Marketing

PHILIP H. WENZEL	Vice President – Commercial Products

THOMAS E. WISER	Vice President – Standby Power Sales

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
General Information

EXCHANGE LISTING Briggs & Stratton Corporation common stock is listed on the New York Stock Exchange (symbol BGG)	FISCAL 2012 AUDITORS PricewaterhouseCoopers LLP 100 East Wisconsin Avenue Milwaukee, Wisconsin 53202

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSER Wells Fargo Shareowner Services 161 North Concord Exchange South St. Paul, MN 55075-1139	CORPORATE OFFICES 12301 West Wirth Street Wauwatosa, Wisconsin 53222 Telephone 414-259-5333

Inquiries concerning transfer requirements, lost certificates, dividend payments, change of address and account status should be directed to Wells Fargo Shareowner Services, at 1-800-468-9716.	MAILING ADDRESS Briggs & Stratton Corporation Post Office Box 702 Milwaukee, Wisconsin 53201