Form 10-Q
period 2012-09-30
BRIGGS & STRATTON CORP
filed 2012-11-08
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Yes ☐ No ☒	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2012
COMMON STOCK, par value $0.01 per share	47,529,228 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30, 2012	July 1, 2012
CURRENT ASSETS:
Cash and Cash Equivalents	$101,625	$156,075
Accounts Receivable, Net	192,797	223,996
Inventories -
Finished Products and Parts	379,843	319,977
Work in Process	118,548	107,632
Raw Materials	5,054	6,075
Total Inventories	503,445	433,684
Deferred Income Tax Asset	41,125	44,527
Assets Held for Sale	5,403	10,404
Prepaid Expenses and Other Current Assets	34,588	42,814
Total Current Assets	878,983	911,500
OTHER ASSETS:
Goodwill	205,320	204,764
Investments	19,240	22,163
Debt Issuance Costs	5,461	5,717
Other Intangible Assets, Net	86,732	87,067
Long-Term Deferred Income Tax Asset	71,861	66,951
Other Long-Term Assets, Net	9,050	8,820
Total Other Assets	397,664	395,482
PLANT AND EQUIPMENT:
Cost	1,016,897	1,026,845
Less - Accumulated Depreciation	723,832	725,596
Total Plant and Equipment, Net	293,065	301,249
TOTAL ASSETS	$1,569,712	$1,608,231

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 30, 2012	July 1, 2012
CURRENT LIABILITIES:
Accounts Payable	$151,484	$151,153
Short-Term Debt	3,000	3,000
Accrued Liabilities	139,548	151,756
Total Current Liabilities	294,032	305,909
OTHER LIABILITIES:
Accrued Pension Cost	287,853	296,394
Accrued Employee Benefits	23,709	25,035
Accrued Postretirement Health Care Obligation	91,355	89,842
Other Long-Term Liabilities	35,094	34,081
Long-Term Debt	225,000	225,000
Total Other Liabilities	663,011	670,352
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	80,877	81,723
Retained Earnings	1,077,583	1,099,859
Accumulated Other Comprehensive Loss	(310,749)	(322,704)
Treasury Stock at cost, 10,187 and 9,663 shares, respectively	(235,621)	(227,487)
Total Shareholders’ Investment	612,669	631,970
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,569,712	$1,608,231

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
NET SALES	$309,020	$397,297
COST OF GOODS SOLD	260,024	331,243
RESTRUCTURING CHARGES	5,126	—
Gross Profit	43,870	66,054
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	65,688	67,677
Loss from Operations	(21,818)	(1,623)
INTEREST EXPENSE	(4,486)	(4,338)
OTHER INCOME, Net	1,405	1,794
Loss Before Income Taxes	(24,899)	(4,167)
PROVISION (CREDIT) FOR INCOME TAXES	(8,372)	1,053
NET LOSS	$(16,527)	$(5,220)
EARNINGS (LOSS) PER SHARE DATA
Weighted Average Shares Outstanding	47,133	49,818
Basic Earnings (Loss) Per Share	$(0.35)	$(0.10)
Diluted Average Shares Outstanding	47,133	49,818
Diluted Earnings (Loss) Per Share	$(0.35)	$(0.10)
DIVIDENDS PER SHARE	$0.12	$0.11

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
Net Loss	$(16,527)	$(5,220)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	4,775	(10,013)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	1,055	(10)
Unrecognized Pension & Postretirement Obligation, Net of Tax	6,125	4,076
Total Comprehensive Loss	$(4,572)	$(11,167)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2012	October 2, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(16,527)	$(5,220)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	13,778	16,119
Stock Compensation Expense	2,511	2,548
Gain on Disposition of Plant and Equipment	(43)	(14)
Provision (Credit) for Deferred Income Taxes	(6,152)	3,507
Cash Contributions to Pension Plans	(5,466)	—
Non-Cash Restructuring Charges	3,185	—
Change in Operating Assets and Liabilities:
Decrease in Accounts Receivable	30,762	13,503
Increase in Inventories	(69,546)	(65,287)
Decrease in Other Current Assets	2,809	20,870
Increase (Decrease) in Accounts Payable and Accrued Liabilities	3,749	(39,057)
Other, Net	(420)	(3,240)
Net Cash Used in Operating Activities	(41,360)	(56,271)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(7,871)	(10,230)
Proceeds Received on Disposition of Plant and Equipment	5,620	80
Net Cash Used in Investing Activities	(2,251)	(10,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Treasury Stock Purchases	(12,886)	(3,118)
Stock Option Exercise Proceeds and Tax Benefits	1,534	—
Net Cash Used in Financing Activities	(11,352)	(3,118)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	513	(1,856)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(54,450)	(71,395)
CASH AND CASH EQUIVALENTS, Beginning	156,075	209,639
CASH AND CASH EQUIVALENTS, Ending	$101,625	$138,244

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

3. Assets Held for Sale

At September 30, 2012 and at July 1, 2012, the Company had $5.4 million and $10.4 million, respectively, included in Assets Held for Sale in its Consolidated Condensed Balance Sheets. As of September 30, 2012, Assets Held for Sale consisted of certain assets related to the Ostrava, Czech Republic production facility. As of July 1, 2012, Assets Held for Sale consisted of certain assets related to the Ostrava and Jefferson, WI production facilities. Prior to the closure of the Ostrava facility, small engines were manufactured by the Company within its Engines Segment for the outdoor power equipment industry. Prior to the closure of the Jefferson facility, portable generator and pressure washer products were manufactured, marketed and sold by the Company within its Products Segment. In the first quarter of fiscal 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant.
4. Restructuring Actions

In January 2012, the Company announced plans to reduce manufacturing capacity through closure of its Newbern, Tennessee and Ostrava, Czech Republic plants, as well as the reconfiguration of its plant in Poplar Bluff, Missouri. In April 2012, the Company announced plans to further reduce manufacturing costs through consolidation of its Auburn, Alabama manufacturing facility as well as the reduction of approximately 10% of the Company's salaried headcount. During fiscal 2012, the Company ceased manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic plants, carried out the reconfiguration of the Poplar Bluff, Missouri plant and implemented the salaried headcount reductions.

The Company reports restructuring charges associated with manufacturing and related initiatives as costs of goods sold within the Consolidated Condensed Statements of Operations. Restructuring charges reflected as costs of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments and accelerated depreciation relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented. The Company reports all other non-manufacturing related restructuring charges as selling, general and administrative expenses on the Consolidated Condensed Statements of Operations. The closing of the Company's facility in Newbern, Tennessee affected approximately 240 regular employees and 450 temporary employees. Additionally, the closing of the Ostrava, Czech Republic facility affected approximately 77 regular employees. There were no significant employment changes at the Poplar Bluff, Missouri facility as a result of the idling of certain assets. Approximately 250 regular employees were affected by the Auburn, Alabama facility consolidation. The 10% reduction of the Company's salaried workforce affected approximately 210 employees globally.

In the first quarter of fiscal 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant.

The Company recorded pre-tax charges of $5.1 million ($3.3 million after tax or $0.07 per diluted share) during the three months ended September 30, 2012 related to the restructuring actions. The Engines Segment and Products Segment recorded $1.1 million and $4.0 million, respectively, of pre-tax restructuring charges within gross profit during the three months ended September 30, 2012.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines Segment restructuring activities for the three month period ended September 30, 2012 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at July 1, 2012	$2,227	$3,344	$5,571
Provisions	—	1,091	1,091
Cash Expenditures	(1,596)	(808)	(2,404)
Other Adjustments (1)	—	(1,015)	(1,015)
Reserve Balance at September 30, 2012	$631	$2,612	$3,243
(1) Other adjustments includes $1.1 million of accelerated depreciation and $(0.1) million of foreign currency translation.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products Segment restructuring activities for the three month period ended September 30, 2012 (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Termination Benefits	Other Costs	Total
Reserve Balance at July 1, 2012	$942	$445	$1,387
Provisions	225	3,810	4,035
Cash Expenditures	(396)	(2,026)	(2,422)
Other Adjustments (2)	—	(2,122)	(2,122)
Reserve Balance at September 30, 2012	$771	$107	$878
(2) Other adjustments includes $1.7 million of plant, property, and equipment impairment, $0.4 million of accelerated depreciation and $0.1 million of inventory write-offs.

5. Earnings (Loss) Per Share

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

Information on earnings (loss) per share is as follows (in thousands except per share data):

	Three Months Ended
	September 30, 2012	October 2, 2011
Net Loss	$(16,527)	$(5,220)
Less: Dividends Attributable to Unvested Shares	(96)	(80)
Net Loss Available to Common Shareholders	$(16,623)	$(5,300)
Weighted Average Shares Outstanding	47,133	49,818
Diluted Average Shares Outstanding	47,133	49,818
Basic Earnings (Loss) Per Share	$(0.35)	$(0.10)
Diluted Earnings (Loss) Per Share	$(0.35)	$(0.10)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. As a result of the Company incurring a loss from continuing operations for the three months ended September 30, 2012 and October 2, 2011, potential incremental common shares of 1,024,000 and 826,000, respectively, were excluded from the calculation of diluted EPS for each period because the effect would have been anti-dilutive. In addition, the following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended
	September 30, 2012	October 2, 2011
Options to Purchase Shares of Common Stock (in thousands)	3,505	4,040
Weighted Average Exercise Price of Options Excluded	$26.19	$26.59

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. On August 8, 2012 the Board of DIrectors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the first quarter of fiscal 2013, the Company repurchased 726,745 shares on the open market at an average price $17.73 per share as compared to 219,200 shares on the open market at an average price of $14.23 per share during the first quarter of fiscal 2012.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

6. Investments
This caption represents the Company’s investments in unconsolidated affiliated companies consisting of its 30% and 50% owned joint ventures. Such investments are accounted for under the equity method of accounting. As of September 30, 2012 and July 1, 2012, the Company's investment in these joint ventures totaled $19.2 million and $22.2 million, respectively.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method, generally on a lag of 3 months or less, was as follows (in thousands):
Unaudited results of operations of unconsolidated affiliated companies for the three months ended September 30, 2012 and October 2, 2011:

	Three Months Ended
	September 30, 2012	October 2, 2011
Results of Operations:
Sales	$28,933	$32,315
Cost of Goods Sold	24,675	25,631
Gross Profit	$4,258	$6,684
Net Income	$1,242	$2,769
Unaudited balance sheets of unconsolidated affiliated companies as of September 30, 2012 and July 1, 2012:

	September 30, 2012	July 1, 2012
Financial Position:
Assets:
Current Assets	$51,375	$52,948
Noncurrent Assets	17,095	16,944
	68,470	69,892
Liabilities:
Current Liabilities	$16,695	$15,346
Noncurrent Liabilities	3,755	4,016
	20,450	19,362
Equity	$48,020	$50,530
Net sales to equity method investees were approximately $0.2 million and $0.5 million for the three months ended September 30, 2012 and October 2, 2011, respectively. Purchases of finished products from equity method investees were approximately $27.9 million and $28.9 million for the three months ended September 30, 2012 and October 2, 2011, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Components of Net Periodic Expense:
Service Cost	$3,837	$3,397	$97	$103
Interest Cost on Projected Benefit Obligation	13,326	14,351	1,200	1,680
Expected Return on Plan Assets	(19,211)	(19,224)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	225	725	(897)	(959)
Actuarial Loss	8,822	4,676	1,890	2,236
Net Periodic Expense	$7,001	$3,927	$2,290	$3,060

The Company expects to make benefit payments of approximately $3.0 million attributable to its non-qualified pension plans during fiscal 2013. During the first three months of fiscal 2013, the Company made payments of approximately $0.7 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $19.7 million for its other postretirement benefit plans during fiscal 2013. During the first three months of fiscal 2013, the Company made payments of $4.7 million for its other postretirement benefit plans.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Subsequent to filing the Company's recent Annual Report on Form 10-K, the Company learned of the final interest rates published by the Internal Revenue Service used to calculate minimum pension  contributions under the Map-21 Act. Based upon the current regulations and actuarial studies the Company estimates that it will make required minimum contributions to the qualified pension plan of approximately $30 million during fiscal 2013. During the first three months of fiscal 2013, the Company made cash contributions of $5.5 million to the qualified pension plan. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $2.5 million for each of the three months ended September 30, 2012 and October 2, 2011.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 1.36% to 1.60% for a notional principal amount of $85 million through July 2017.

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

The Company uses raw materials that are subject to price volatility. The Company hedges a portion of its exposure to the variability of cash flows associated with commodities used in the manufacturing process by entering into forward purchase contracts or commodity swaps. Derivative contracts designated as cash flow hedges are used by the Company to reduce exposure to variability in cash flows associated with future purchases of natural gas and aluminum. These contracts generally do not have a maturity of more than twenty-four months.

The Company has considered the counterparty credit risk related to all its interest rate, foreign currency and commodity derivative contracts and deems any risk of counterparty default to be minimal.

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of September 30, 2012 and July 1, 2012, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		September 30, 2012	July 1, 2012
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	85,000	85,000
Foreign Currency:
Australian Dollar	Sell	28,220	28,258
Canadian Dollar	Sell	5,750	—
Euro	Sell	67,750	53,500
Japanese Yen	Buy	260,000	695,000
Commodity:
Natural Gas (Therms)	Buy	4,698	5,614
Aluminum (Metric Tons)	Buy	19	24

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Consolidated Condensed Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	September 30, 2012	July 1, 2012
Interest rate contract
Other Long-Term Liabilities	(3,083)	(2,341)
Foreign currency contracts
Other Current Assets	688	1,888
Other Long-Term Assets	2	24
Accrued Liabilities	(1,354)	(452)
Other Long-Term Liabilities	(56)	—
Commodity contracts
Other Current Assets	44	14
Accrued Liabilities	(3,216)	(8,510)
	$(6,975)	$(9,377)

The effect of derivatives designated as hedging instruments on the Consolidated Condensed Statements of Operations is as follows:

	Three months ended September 30, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$(453)	Net Sales	$—	$—
Foreign currency contracts - sell	(933)	Net Sales	578	—
Foreign currency contracts - buy	(11)	Cost of Goods Sold	128	—
Commodity contracts	2,452	Cost of Goods Sold	(1,177)	—
	$1,055		$(471)	$—

	Three months ended October 2, 2011
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$(209)	Net Sales	$—	$—
Foreign currency contracts - sell	3,154	Net Sales	(1,494)	—
Foreign currency contracts - buy	—	Cost of Goods Sold	250	—
Commodity contracts	(2,955)	Cost of Goods Sold	(337)	(30)
	$(10)		$(1,581)	$(30)

During the next twelve months, the estimated net amount of losses on cash flow hedges as of September 30, 2012 expected to be reclassified into earnings is $6.1 million.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and July 1, 2012 (in thousands):

		Fair Value Measurement Using
	September 30, 2012	Level 1	Level 2	Level 3
Assets:
Derivatives	$732	$—	$732	$—
Liabilities:
Derivatives	$7,709	$—	$7,709	$—
	July 1, 2012	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,926	$—	$1,926	$—
Liabilities:
Derivatives	$11,303	$—	$11,303	$—

The fair value for Level 2 measurements are based upon the respective quoted market prices for comparable instruments in active markets, which include current market pricing for forward purchases of commodities, foreign currency forwards, and current interest rates.

The estimated fair value of the Company's Senior Notes at September 30, 2012 and July 1, 2012 was $257.4 million and $241.0 million, respectively, compared to the carrying value of $225.0 million. The estimated fair value of the Senior Notes are based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver and Short-Term Debt approximates the fair value since the underlying rate of interest is variable based upon LIBOR rates.

The carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at September 30, 2012 and July 1, 2012 due to the short-term nature of these instruments.

11. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
Beginning Balance	$46,013	$45,995
Payments	(7,599)	(7,816)
Provision for Current Year Warranties	5,774	6,674
Changes in Estimates	2	(126)
Ending Balance	$44,190	$44,727

12. Income Taxes

As of July 1, 2012, the Company had $6.7 million of gross unrecognized tax benefits. Of this amount, $5.4 million represents the portion that, if recognized, would impact the effective tax rate. As of July 1, 2012, the Company had $0.4 million accrued for the payment of interest and penalties. For the three months ended September 30, 2012, the Company recorded an increase to the tax reserve of less than $0.1 million related to interest.

The effective tax rate for the first quarter of fiscal 2013 was 33.6%, compared to a negative 25.3% for the same respective period last year.

The Company's annual effective tax rate reflects its best estimate of financial operating results and the estimated impact of foreign currency exchange rates. Changes in the mix of pre-tax income from all tax jurisdictions in which the Company operates will have an impact on the Company's effective tax rate. The fiscal 2013 estimated annual tax rate is based on the latest tax law changes.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2009 and is currently under audit by U.S. federal and various state and foreign jurisdictions. With respect to the Company's major foreign jurisdictions, it is no longer subject to tax examinations before fiscal 2002.

13. Commitments and Contingencies

Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On March 19, 2010, plaintiffs filed a complaint in the Ontario Superior Court of Justice in Canada (Robert Foster et al. v. Sears Canada, Inc. et al., Docket No. 766-2010) against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines. On May 3, 2010, other plaintiffs filed a complaint in the Montreal Superior Court in Canada (Eric Liverman, et al. v. Deere & Company, et al., Docket No. 500-06-000507-109). Both Canadian complaints contain allegations and seek relief under Canadian law similar to the litigation filed in the U.S. regarding horsepower labeling which was settled and approved by the U.S. District Court for the Eastern District of Wisconsin on August 26, 2010. The Company is evaluating the Canadian complaints and has not yet filed an answer or other responsive pleading to either one.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. In addition to a request for class certification, the complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. The Company moved to dismiss the complaint and believes the changes are within its rights. On April 21, 2011, the district court issued an order granting the Company's motion to dismiss the complaint. The plaintiffs filed a motion with the court to reconsider its order on May 17, 2011, and on August 24, 2011 the court granted the motion and vacated the dismissal of the case. The Company then filed a motion with the court to appeal its decision directly to the U.S. Court of Appeals for the Seventh Circuit, but the court denied this motion on February 29, 2012. On October 9, 2012 the court granted the parties' unopposed motion for class certification. Discovery is underway in the case.

Although it is not reasonably possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

14. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
NET SALES:
Engines	$164,515	$203,378
Products	173,297	235,282
Inter-Segment Eliminations	(28,792)	(41,363)
Total *	$309,020	$397,297
* International sales included in net sales based on product shipment destination	$126,497	$147,803
GROSS PROFIT:
Engines	$24,712	$36,882
Products	18,716	27,611
Inter-Segment Eliminations	442	1,561
Total	$43,870	$66,054
INCOME (LOSS) FROM OPERATIONS:
Engines	$(17,504)	$(5,477)
Products	(4,756)	2,293
Inter-Segment Eliminations	442	1,561
Total	$(21,818)	$(1,623)

Pre-tax restructuring charges impact on gross profit is as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN GROSS PROFIT:
Engines	$1,091	$—
Products	4,035	—
Total	$5,126	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges impact on income (loss) from operations is as follows (in thousands):

	Three Months Ended
	September 30, 2012	October 2, 2011
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN INCOME (LOSS) FROM OPERATIONS:
Engines	$1,091	$—
Products	4,035	—
Total	$5,126	$—

15. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	September 30, 2012	July 1, 2012
Multicurrency Credit Agreement	$—	$—
Senior Notes	225,000	225,000
	$225,000	$225,000

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”), which replaced the Company's prior amended and restated multicurrency credit agreement. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied.

The Senior Notes and Revolver contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of September 30, 2012, the Company was in compliance with these covenants.

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

	September 30, 2012 Carrying Amount	Maximum Guarantee
6.875% Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$—	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

BALANCE SHEET
As of September 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$81,770	$627	$19,228	$—	$101,625
Accounts Receivable, Net	62,231	95,012	35,554	—	192,797
Intercompany Accounts Receivable	46,271	8,940	68,711	(123,922)	—
Inventories, Net	236,941	204,819	61,685	—	503,445
Deferred Tax Asset	23,229	16,647	1,249	—	41,125
Assets Held for Sale	—	—	5,403	—	5,403
Prepaid Expenses and Other	27,347	4,525	2,716	—	34,588
Total Current Assets	$477,789	$330,570	$194,546	$(123,922)	$878,983
OTHER ASSETS:
Goodwill	$128,300	$64,544	$12,476	$—	$205,320
Investments	19,240	—	—	—	19,240
Investments in Subsidiaries	548,600	—	—	(548,600)	—
Intercompany Note Receivable	26,883	41,998	22,485	(91,366)	—
Debt Issuance Costs	5,461	—	—	—	5,461
Other Intangible Assets, Net	—	82,777	3,955	—	86,732
Long-Term Deferred Tax Asset	113,200	—	57	(41,396)	71,861
Other Long-Term Assets, Net	5,180	2,617	1,253	—	9,050
Total Other Assets	$846,864	$191,936	$40,226	$(681,362)	$397,664
PLANT AND EQUIPMENT, NET	225,351	49,455	18,259	—	293,065
TOTAL ASSETS	$1,550,004	$571,961	$253,031	$(805,284)	$1,569,712

CURRENT LIABILITIES:
Accounts Payable	91,141	37,411	22,932	—	151,484
Intercompany Accounts Payable	57,929	18,616	47,377	(123,922)	—
Short-Term Debt	—	—	3,000	—	3,000
Accrued Liabilities	103,036	20,116	16,396	—	139,548
Total Current Liabilities	$252,106	$76,143	$89,705	$(123,922)	$294,032
OTHER LIABILITIES:
Accrued Pension Cost	287,273	501	79	—	287,853
Accrued Employee Benefits	23,709	—	—	—	23,709
Accrued Postretirement Health Care Obligation	74,654	16,701	—	—	91,355
Intercompany Note Payable	52,695	—	38,671	(91,366)	—
Deferred Tax Liabilities	—	41,396	—	(41,396)	—
Other Long-Term Liabilities	21,898	11,766	1,430	—	35,094
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$685,229	$70,364	$40,180	$(132,762)	$663,011
TOTAL SHAREHOLDERS’ INVESTMENT:	612,669	425,454	123,146	(548,600)	612,669
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,550,004	$571,961	$253,031	$(805,284)	$1,569,712

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BALANCE SHEET
As of July 1, 2012

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$133,108	$5,375	$17,592	$—	$156,075
Accounts Receivable, Net	102,997	97,009	23,990	—	223,996
Intercompany Accounts Receivable	45,407	7,593	69,096	(122,096)	—
Inventories, Net	149,863	224,642	59,179	—	433,684
Deferred Tax Asset	25,630	17,699	1,198	—	44,527
Assets Held for Sale	—	4,000	6,404	—	10,404
Prepaid Expenses and Other	28,660	11,412	2,742	—	42,814
Total Current Assets	$485,665	$367,730	$180,201	$(122,096)	$911,500
OTHER ASSETS:
Goodwill	$128,300	$64,544	$11,920	$—	$204,764
Investments	22,163	—	—	—	22,163
Investments in Subsidiaries	556,958	—	—	(556,958)	—
Intercompany Note Receivable	22,650	36,987	11,137	(70,774)	—
Debt Issuance Costs	5,717	—	—	—	5,717
Other Intangible Assets, Net	—	83,242	3,825	—	87,067
Long-Term Deferred Tax Asset	108,003	—	2	(41,054)	66,951
Other Long-Term Assets, Net	4,813	2,733	1,274	—	8,820
Total Other Assets	$848,604	$187,506	$28,158	$(668,786)	$395,482
PLANT AND EQUIPMENT, NET	230,253	53,105	17,891	—	301,249
TOTAL ASSETS	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

CURRENT LIABILITIES:
Accounts Payable	85,839	44,829	20,485	—	151,153
Intercompany Accounts Payable	56,674	26,661	38,761	(122,096)	—
Short-Term Debt	—	—	3,000	—	3,000
Accrued Liabilities	108,079	28,706	14,971	—	151,756
Total Current Liabilities	$250,592	$100,196	$77,217	$(122,096)	$305,909
OTHER LIABILITIES:
Accrued Pension Cost	295,862	464	68	—	296,394
Accrued Employee Benefits	25,035	—	—	—	25,035
Accrued Postretirement Health Care Obligation	73,575	16,267	—	—	89,842
Intercompany Note Payable	41,147	—	29,627	(70,774)	—
Deferred Tax Liabilities	—	41,054	—	(41,054)	—
Other Long-Term Liabilities	21,341	11,485	1,255	—	34,081
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$681,960	$69,270	$30,950	$(111,828)	$670,352
TOTAL SHAREHOLDERS’ INVESTMENT:	631,970	438,875	118,083	(556,958)	631,970
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$151,563	$145,117	$71,966	$(59,626)	$309,020
Cost of Goods Sold	131,959	129,711	57,980	(59,626)	260,024
Restructuring Charges	1,079	4,035	12	—	5,126
Gross Profit	18,525	11,371	13,974	—	43,870
Engineering, Selling, General and Administrative Expenses	38,442	18,070	9,176	—	65,688
Equity in Loss from Subsidiaries	342	—	—	(342)	—
Income (Loss) from Operations	(20,259)	(6,699)	4,798	342	(21,818)
Interest Expense	(4,443)	(2)	(41)	—	(4,486)
Other Income, Net	1,041	93	271	—	1,405
Income (Loss) before Income Taxes	(23,661)	(6,608)	5,028	342	(24,899)
Provision (Credit) for Income Taxes	(7,134)	(2,448)	1,210	—	(8,372)
Net Income (Loss)	$(16,527)	$(4,160)	$3,818	$342	$(16,527)
STATEMENT OF OPERATIONS
For the Three Months Ended October 2, 2011
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$194,082	$210,567	$71,480	$(78,832)	$397,297
Cost of Goods Sold	160,882	188,010	61,183	(78,832)	331,243
Gross Profit	33,200	22,557	10,297	—	66,054
Engineering, Selling, General and Administrative Expenses	37,113	18,152	12,412	—	67,677
Equity in Loss from Subsidiaries	2,187	—	—	(2,187)	—
Income (Loss) from Operations	(6,100)	4,405	(2,115)	2,187	(1,623)
Interest Expense	(4,303)	(12)	(23)	—	(4,338)
Other Income, Net	1,478	92	224	—	1,794
Income (Loss) before Income Taxes	(8,925)	4,485	(1,914)	2,187	(4,167)
Provision (Credit) for Income Taxes	(3,705)	3,601	1,157	—	1,053
Net Income (Loss)	$(5,220)	$884	$(3,071)	$2,187	$(5,220)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(39,912)	$(3,489)	$2,041	$—	$(41,360)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(6,214)	(910)	(747)	—	(7,871)
Proceeds Received from Disposition of Plant and Equipment	—	4,651	969	—	5,620
Cash Investment in Subsidiary	1,140	—	(1,140)	—	—
Net Cash Provided by (Used in) Investing Activities	(5,074)	3,741	(918)	—	(2,251)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	5,000	(5,000)	—	—	—
Treasury Stock Purchases	(12,886)	—	—	—	(12,886)
Stock Option Exercise Proceeds and Tax Benefits	1,534	—	—	—	1,534
Net Cash Used in Financing Activities	(6,352)	(5,000)	—	—	(11,352)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	513	—	513
Net Increase (Decrease) in Cash and Cash Equivalents	(51,338)	(4,748)	1,636	—	(54,450)
Cash and Cash Equivalents, Beginning	133,108	5,375	17,592	—	156,075
Cash and Cash Equivalents, Ending	$81,770	$627	$19,228	$—	$101,625

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS
For the Three Months Ended October 2, 2011
(Unaudited)

(As Revised)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(39,815)	$(6,197)	$(10,259)	$—	$(56,271)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(9,044)	(505)	(681)	—	(10,230)
Proceeds Received from Disposition of Plant and Equipment	33	44	3	—	80
Net Cash Used in Investing Activities	(9,011)	(461)	(678)	—	(10,150)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(7,592)	7,592	—	—	—
Treasury Stock Purchases	(3,118)	—	—	—	(3,118)
Net Cash Provided by (Used in) Financing Activities	(10,710)	7,592	—	—	(3,118)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,856)	—	(1,856)
Net Increase (Decrease) in Cash and Cash Equivalents	(59,536)	934	(12,793)	—	(71,395)
Cash and Cash Equivalents, Beginning	158,672	1,372	49,595	—	209,639
Cash and Cash Equivalents, Ending	$99,136	$2,306	$36,802	$—	$138,244

The Company revised its condensed supplemental statements of cash flows for the interim periods ended October 2, 2011, January 1, 2012, and April 1, 2012, to correct both the form and content of the condensed presentation in accordance with Regulation S-X Rule 3-10 and Rule 10-01. The revision was made to adjust cash flows provided by (used in) operating activities, cash flows provided by (used in) investing activities and cash flows provided by (used in) financing activities within the condensed supplemental consolidating statements of cash flows. The Company identified adjustments to previously reported amounts in the condensed supplemental statements of cash flows for previously reported periods as a result of the change in presentation of certain intercompany transactions between Briggs & Stratton Corporation and Non-Guarantor Subsidiaries. These revisions, which the Company determined are not material individually or in the aggregate, had no impact on the Company's consolidated financial statements. The following tables reflect the previously reported and as revised and summarized amounts of the Company's condensed supplemental consolidating statements of cash flows:

STATEMENT OF CASH FLOWS: For the Three Months Ended October 2, 2011 (As Previously Reported)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(39,797)	$(6,197)	$(19,080)	$8,803	$(56,271)
Net Cash Provided by (Used in) Investing Activities	$(9,011)	$(461)	$(465)	$(213)	$(10,150)
Net Cash Provided by (Used in) Financing Activities	$(10,728)	$7,592	$8,608	$(8,590)	$(3,118)

STATEMENT OF CASH FLOWS: For the Three Months Ended October 2, 2011 (As Revised and Summarized)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(39,815)	$(6,197)	$(10,259)	$—	$(56,271)
Net Cash Provided by (Used in) Investing Activities	$(9,011)	$(461)	$(678)	$—	$(10,150)
Net Cash Provided by (Used in) Financing Activities	$(10,710)	$7,592	$—	$—	$(3,118)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

STATEMENT OF CASH FLOWS: For the Six Months Ended January 1, 2012 (As Previously Reported)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(122,561)	$(22,069)	$(46,900)	$26,530	$(165,000)
Net Cash Provided by (Used in) Investing Activities	$(14,204)	$(2,095)	$(9,607)	$3,624	$(22,282)
Net Cash Provided by (Used in) Financing Activities	$(21,815)	$23,563	$24,450	$(30,154)	$(3,956)

STATEMENT OF CASH FLOWS: For the Six Months Ended January 1, 2012 (As Revised and Summarized)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(116,857)	$(22,069)	$(26,074)	$—	$(165,000)
Net Cash Provided by (Used in) Investing Activities	$(14,204)	$(2,095)	$(5,983)	$—	$(22,282)
Net Cash Provided by (Used in) Financing Activities	$(27,519)	$23,563	$—	$—	$(3,956)

STATEMENT OF CASH FLOWS: For the Nine Months Ended April 1, 2012 (As Previously Reported)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(93,275)	$(54,687)	$(31,062)	$12,337	$(166,687)
Net Cash Provided by (Used in) Investing Activities	$(23,890)	$(3,946)	$(11,275)	$4,798	$(34,313)
Net Cash Provided by (Used in) Financing Activities	$(40,516)	$57,621	$10,528	$(17,135)	$10,498

STATEMENT OF CASH FLOWS: For the Nine Months Ended April 1, 2012 (As Revised and Summarized)	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(86,668)	$(54,687)	$(25,332)	$—	$(166,687)
Net Cash Provided by (Used in) Investing Activities	$(23,890)	$(3,946)	$(6,477)	$—	$(34,313)
Net Cash Provided by (Used in) Financing Activities	$(47,123)	$57,621	$—	$—	$10,498

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

17. Subsequent Events

On October 17, 2012, the Board of Directors of the Company authorized amendments to the Company's defined benefit and defined contribution 401(k) retirement plans for U.S., non-bargaining employees. The defined benefit pension plan amendment freezes accruals for all non-bargaining employees effective January 1, 2014. The defined contribution 401(k) plan amendment increases the Company's maximum matching contribution from 3.5% to 4.0% of pay and offers all domestic non-bargaining employees a Company non-elective contribution equal to 3.0% of the employee's pay. This amendment is also effective as of January 1, 2014. The Company expects to recognize a pre-tax curtailment charge of approximately $2.0 million in the second quarter of fiscal 2013 related to the defined benefit plan change.

On November 5, 2012, Briggs & Stratton Representação de Motores e Produtos de Força do Brasil Ltda. (“Briggs Brazil”), a wholly-owned subsidiary of the Company, entered into a Share Sale and Purchase Agreement with the shareholders of Companhia Caetano Branco, of Brazil (“Branco”), under which Briggs Brazil agreed to purchase all of the common stock of Branco from the shareholders for $60 million in cash, subject to post-closing adjustments. The closing is expected to occur within three to four months of the agreement date and is subject to conditions customarily associated with a purchase of this type.
Branco is a leading brand in the Brazilian light power equipment market with a broad range of outdoor power equipment used primarily in light commercial applications in Brazil. Its products, including generators, water pumps, and light construction equipment, are sold through its independent network of over 1200 dealers throughout Brazil. The Company anticipates financing the transaction from cash on hand and/or its existing credit facilities. Branco has annual sales of approximately $40 million with operating margins ranging from approximately 13% to 17% across its various product lines.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the first quarter of fiscal 2013 were $309.0 million, a decrease of $88.3 million or 22.2% from the first quarter of fiscal 2012.

Engines Segment fiscal 2013 first quarter net sales were $164.5 million, which was $38.9 million or 19.1% lower than the first quarter of fiscal 2012. This decrease in net sales was primarily driven by a 16% reduction in unit shipment volumes mainly to lawn and garden OEMs in the North American and Asian markets resulting from drought conditions in North America and economic uncertainty in the global markets, an unfavorable mix of engines sold that reflected proportionately lower sales of large engines and unfavorable foreign exchange of $1.9 million, partially offset by improved engine pricing.

Products Segment fiscal 2013 first quarter net sales were $173.3 million, a decrease of $62.0 million or 26.3% from the first quarter of fiscal 2012. The decrease in net sales was primarily due to lower sales volumes of portable generators due to fewer storm related sales compared to the same period a year ago, reduced pre-season sales of snow equipment due to adequate inventory levels resulting from the unusually mild winter last year and reduced sales of lawn and garden equipment due to drought conditions in North America. This decrease was partially offset by higher shipments internationally as well as higher shipments of home standby generators and improved pricing.

GROSS PROFIT PERCENTAGE

Included in consolidated gross profit were pre-tax charges of $5.1 million ($3.3 million after tax or $0.07 per diluted share) during the first quarter of fiscal 2013 related to previously announced restructuring actions to close the Ostrava, Czech Republic and Newbern, Tennesee manufacturing facilities and the Auburn, Alabama plant consolidation. The Engines Segment and Products Segment recorded $1.1 million and $4.0 million, respectively, of pre-tax restructuring charges within gross profit during the three months ended September 30, 2012.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of gross profit by segment, as reported, to adjusted gross profit by segment, excluding restructuring charges.

	Three Months Ended
	September 30, 2012	October 2, 2011
Engines
Engines Net Sales	$164,515	$203,378

Gross Profit	$24,712	$36,882
Restructuring Charges	1,091	—
Adjusted Engines Gross Profit (1)	$25,803	$36,882

Engines Gross Profit % as Reported	15.0%	18.1%
Adjusted Engines Gross Profit % (1)	15.7%	18.1%

Products
Products Net Sales	$173,297	$235,282

Gross Profit	$18,716	$27,611
Restructuring Charges	4,035	—
Adjusted Products Gross Profit (1)	$22,751	$27,611

Products Gross Profit % as Reported	10.8%	11.7%
Adjusted Products Gross Profit % (1)	13.1%	11.7%

Inter-Segment Eliminations	442	1,561
Adjusted Gross Profit (1)	$48,996	$66,054

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

The consolidated gross profit percentage was 14.2% in the first quarter of fiscal 2013, down from 16.6% in the same period last year.

The Engines Segment gross profit percentage was 15.0% in the first quarter of fiscal 2013, lower from 18.1% in the first quarter of fiscal 2012. Excluding restructuring charges of $1.1 million, adjusted Engines Segment gross profit percentage in the first quarter of fiscal 2013 was 15.7%, a decrease of 240 basis points compared to Engines Segment gross profit percentage in the first quarter of fiscal 2012. The adjusted gross profit percentage was unfavorably impacted by 2.8% due to a mix of products sold that reflect proportionately lower sales of large engines, 2.1% due to reduced absorption on 16% lower production volumes and unfavorable absorption rates driven by proportionately lower production of large engines and 0.6% due to unfavorable foreign exchange. These reductions in gross profit percentage were partially offset by a 1.4% benefit due to increased pricing and 1.7% from cost savings as a result of restructuring actions initiated in fiscal 2012.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Products Segment gross profit percentage was 10.8% for the first quarter of fiscal 2013, lower from 11.7% in the first quarter of fiscal 2012. Excluding restructuring charges of $4.0 million, adjusted Products Segment gross profit percentage in the first quarter of fiscal 2013 was 13.1%, an increase of 140 basis points compared to Products Segment gross profit percentage in the first quarter of fiscal 2012. The adjusted gross profit percentage was improved by 2.5% due to increased pricing and a favorable mix of lawn and garden sales through the dealer channel, 0.3% from favorable foreign exchange and 2.4% from cost savings as a result of restructuring actions initiated in fiscal 2012. This was partially offset by 0.3% from higher manufacturing costs and 3.5% unfavorable absorption on 44% lower production throughput as we continue to manage inventories.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $65.7 million in the first quarter of fiscal 2013, a decrease of $2.0 million or 2.9% from the first quarter of fiscal 2012. The decrease in the current year was primarily attributable to lower compensation costs of $2.9 million as a result of the previously announced global salaried employee reduction and a planned reduction of spend in advertising costs and professional services in response to the softness in the global markets, which was partially offset by $1.4 million of increased pension expense compared to the same period last year.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2013 was $4.5 million, or $0.1 million higher compared to the same period a year ago.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of fiscal 2013 was 33.6% or $8.4 million of tax benefit compared to negative 25.3% or $1.1 million of tax expense for the first quarter of fiscal 2012. The first quarter of fiscal 2012 reflected a tax expense in spite of a loss before taxes as the Company was unable to record a benefit for losses at certain of our foreign subsidiaries. During the first quarter of fiscal 2013, these foreign subsidiaries improved their profitability, resulting in the most recent quarter effective tax rate to be in line with the effective rate expected for the full fiscal year.

RESTRUCTURING ACTIONS

The Company's execution of its previously announced restructuring actions remains on schedule. In the first fiscal quarter of 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant. In addition, the Company has made progress towards finalizing its exit from the Newbern, Tennessee and Ostrava, Czech Republic manufacturing facilities. The Company anticipates completion of its Auburn, Alabama plant consolidation by the end of fiscal 2013. As noted previously, pre-tax restructuring costs for the first quarter of fiscal 2013 were $5.1 million. The total estimated pre-tax expense related to restructuring actions in fiscal 2013 is expected to be $12 million to $22 million. In addition, the Company continues to anticipate pre-tax savings associated with restructuring actions of $30 million to $35 million in fiscal 2013 and $40 million to $45 million in fiscal 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the fiscal 2013 first quarter were $41.4 million compared to $56.3 million in the fiscal 2012 first quarter. The change in cash flows used in operating activities was primarily related to lower working capital needs in the most recent period and incremental contributions to the pension plan of $5.5 million in fiscal 2013.

Cash flows used in investing activities were $2.3 million and $10.2 million during the first quarter of fiscal 2013 and fiscal 2012, respectively. The $7.9 million decrease in cash used in investing activities was primarily the result of $5.6 million of proceeds received on disposition of plant and equipment, primarily associated with the sale of the dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to the Ostrava, Czech Republic plant. The remaining $2.3 million decrease was attributable to lower capital expenditures in the first quarter of fiscal 2013 compared to the same period a year ago.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Cash flows used in financing activities were $11.4 million and $3.1 million during the first quarter of fiscal 2013 and fiscal 2012, respectively. The $8.2 million increase in cash used in financing activities was primarily attributable to $9.8 million of higher treasury share repurchases in the first quarter of fiscal 2013 compared to the same period a year ago.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver replaced the amended and restated multicurrency credit agreement dated as of July 12, 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. There were no borrowings under the Revolver as of September 30, 2012.

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. On August 8, 2012 the Board of Directors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the first quarter of fiscal 2013, the Company repurchased 726,745 shares on the open market at an average price $17.73 per share as compared to repurchasing 219,200 shares on the open market at an average price of $14.23 per share during the first quarter of fiscal 2012. Subsequent to the end of the first quarter of fiscal 2013, the Company repurchased an additional 189,174 shares at an average price of $19.00 per share.

The Company expects capital expenditures to be approximately $50 million to $60 million in fiscal 2013. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

The Company is required to make contributions to the qualified pension plan of approximately $30 million during fiscal 2013. During the first three months of fiscal 2013, the Company made cash contributions of $5.5 million to the qualified pension plan. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of September 30, 2012, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2013.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 28, 2012 filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 28, 2012 filing of the Company’s Annual Report on Form 10-K, except that subsequent to the filing of the Company’s Annual Report on Form 10-K, the Company learned of the final interest rates published by the Internal Revenue Service used to calculate minimum pension contributions under the Map-21 Act. In addition, the changes announced to freeze the defined benefit pension plans for non-bargaining employees also impacts the future minimum plan funding requirements. Based upon the current regulations and actuarial studies the Company estimates that it will make required minimum contributions to the qualified pension plan of approximately $30 million in fiscal 2013, $10 million in fiscal years 2014-2015, and $55 million in fiscal years 2015-2016.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 28, 2012 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions; the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; and other factors disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since the August 28, 2012 filing of the Company’s Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
There have been no material changes since the August 28, 2012 filing of the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or behalf of the Company of its common stock during the quarterly period ended September 30, 2012.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 2, 2012 to July 29, 2012	246,383	$17.45	246,383	$56,413,613
July 30, 2012 to August 26, 2012	202,103	17.33	202,103	52,911,168
August 27, 2012 to September 30, 2012	278,259	18.28	278,259	47,824,593
Total First Quarter	726,745	$17.73	726,745	$47,824,593

(1)
On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. On August 8, 2012 the Board of DIrectors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	First Amendment to the Multicurrency Credit Agreement (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Loss, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	November 8, 2012	/s/ David J. Rodgers
David J. Rodgers
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1	First Amendment to the Multicurrency Credit Agreement (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Loss, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements