Form 10-Q
period 2012-12-30
BRIGGS & STRATTON CORP
filed 2013-02-05
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2012
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Yes ☐ No ☒	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 1, 2013
COMMON STOCK, par value $0.01 per share	48,175,454 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	December 30, 2012	July 1, 2012
CURRENT ASSETS:
Cash and Cash Equivalents	$18,242	$156,075
Accounts Receivable, Net	258,559	223,996
Inventories -
Finished Products and Parts	410,744	319,977
Work in Process	119,776	107,632
Raw Materials	6,170	6,075
Total Inventories	536,690	433,684
Deferred Income Tax Asset	44,813	44,527
Assets Held for Sale	5,539	10,404
Prepaid Expenses and Other Current Assets	38,986	42,814
Total Current Assets	902,829	911,500
OTHER ASSETS:
Goodwill	218,635	204,764
Investments	20,303	22,163
Debt Issuance Costs	5,208	5,717
Other Intangible Assets, Net	110,297	87,067
Long-Term Deferred Income Tax Asset	57,863	66,951
Other Long-Term Assets, Net	8,973	8,820
Total Other Assets	421,279	395,482
PLANT AND EQUIPMENT:
Cost	1,013,603	1,026,845
Less - Accumulated Depreciation	726,263	725,596
Total Plant and Equipment, Net	287,340	301,249
TOTAL ASSETS	$1,611,448	$1,608,231

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 30, 2012	July 1, 2012
CURRENT LIABILITIES:
Accounts Payable	$183,278	$151,153
Short-Term Debt	3,000	3,000
Accrued Liabilities	151,403	151,756
Total Current Liabilities	337,681	305,909
OTHER LIABILITIES:
Accrued Pension Cost	250,523	296,394
Accrued Employee Benefits	23,607	25,035
Accrued Postretirement Health Care Obligation	87,478	89,842
Other Long-Term Liabilities	35,920	34,081
Long-Term Debt	243,900	225,000
Total Other Liabilities	641,428	670,352
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	78,635	81,723
Retained Earnings	1,071,142	1,099,859
Accumulated Other Comprehensive Loss	(289,681)	(322,704)
Treasury Stock at cost, 9,922 and 9,663 shares, respectively	(228,336)	(227,487)
Total Shareholders’ Investment	632,339	631,970
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,611,448	$1,608,231

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
NET SALES	$439,066	$447,947	$748,086	$845,244
COST OF GOODS SOLD	358,953	374,067	618,978	705,310
RESTRUCTURING CHARGES	3,200	—	8,325	—
Gross Profit	76,913	73,880	120,783	139,934
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	69,200	73,292	134,888	140,969
RESTRUCTURING CHARGES	3,435	—	3,435	—
Income (Loss) from Operations	4,278	588	(17,540)	(1,035)
INTEREST EXPENSE	(4,599)	(4,796)	(9,085)	(9,134)
OTHER INCOME, Net	1,450	1,388	2,854	3,183
Income (Loss) Before Income Taxes	1,129	(2,820)	(23,771)	(6,986)
PROVISION (CREDIT) FOR INCOME TAXES	1,764	(5,517)	(6,609)	(4,463)
NET INCOME (LOSS)	$(635)	$2,697	$(17,162)	$(2,523)
EARNINGS (LOSS) PER SHARE DATA:
Weighted Average Shares Outstanding	46,909	49,418	47,021	49,746
Basic Earnings (Loss) Per Share	$(0.02)	$0.05	$(0.37)	$(0.05)
Diluted Average Shares Outstanding	46,909	50,326	47,021	49,746
Diluted Earnings (Loss) Per Share	$(0.02)	$0.05	$(0.37)	$(0.05)
DIVIDENDS PER SHARE	$0.12	$0.11	$0.24	$0.22

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net Income (Loss)	$(635)	$2,697	$(17,162)	$(2,523)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	2,033	728	6,808	(9,286)
Unrealized Loss on Derivative Instruments, Net of Tax	(1,696)	(3,092)	(641)	(3,102)
Unrecognized Pension & Postretirement Obligation, Net of Tax	20,731	4,081	26,856	8,157
Total Comprehensive Income (Loss)	$20,433	$4,414	$15,861	$(6,754)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 30, 2012	January 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(17,162)	$(2,523)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	27,866	31,577
Stock Compensation Expense	3,879	3,555
Loss on Disposition of Plant and Equipment	220	16
Provision (Credit) for Deferred Income Taxes	(7,982)	5,287
Earnings of Unconsolidated Affiliates	(1,782)	(2,337)
Dividends Received from Unconsolidated Affiliates	4,636	4,029
Cash Contributions to Pension Plans	(16,229)	(5,466)
Non-Cash Restructuring Charges	6,746	—
Change in Operating Assets and Liabilities:
Increase in Accounts Receivable	(22,713)	(43,411)
Increase in Inventories	(92,615)	(140,214)
(Increase) Decrease in Other Current Assets	3,247	(841)
Increase (Decrease) in Accounts Payable and Accrued Liabilities	40,591	(8,020)
Other, Net	(4,114)	(6,652)
Net Cash Used in Operating Activities	(75,412)	(165,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(16,744)	(19,704)
Proceeds Received on Disposition of Plant and Equipment	6,267	95
Payments for Acquisitions, Net of Cash Acquired	(57,807)	(2,673)
Net Cash Used in Investing Activities	(68,284)	(22,282)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	18,900	15,000
Debt Issuance Costs	—	(2,007)
Treasury Stock Purchases	(19,235)	(11,384)
Stock Option Exercise Proceeds and Tax Benefits	11,336	—
Cash Dividends Paid	(5,807)	(5,565)
Net Cash Provided by (Used in) Financing Activities	5,194	(3,956)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	669	(4,469)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(137,833)	(195,707)
CASH AND CASH EQUIVALENTS, Beginning	156,075	209,639
CASH AND CASH EQUIVALENTS, Ending	$18,242	$13,932

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair statement of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The year-end condensed balance sheet data was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton Corporation (the Company), adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to present fair statements of the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature, except as otherwise noted.

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

3. Acquisitions

On December 7, 2012, Briggs & Stratton Representação de Motores e Produtos de Força do Brasil Ltda., a wholly-owned subsidiary of the Company, acquired all of the common stock of Campahnia Caetano Branco (“Branco”) of Sao Jose dos Pinhais, Brazil for a total cash consideration of $57.8 million net of cash acquired, subject to post-closing adjustments. Branco is a leading brand in the Brazilian light power equipment market with a broad range of outdoor power equipment used primarily in light commercial applications. Its products, including generators, water pumps, and light construction equipment, are sold through its independent network of over 1,200 dealers throughout Brazil. During the second quarter of fiscal 2013, the Company recorded a preliminary purchase price allocation based on initial estimates of fair value. The preliminary purchase price allocation resulted in the recognition of $13.5 million of goodwill, of which $4.1 million and $9.4 million were allocated to the Engines segment and Products segment, respectively, and $24.0 million of intangible assets, including $14.6 million of customer relationships and $9.4 million of tradenames.

The results of operations of Branco have been included in the Consolidated Condensed Statement of Operations since the date of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of the acquisition are not material to the Company's results of operations or financial position.

4. Assets Held for Sale

At December 30, 2012 and at July 1, 2012, the Company had $5.5 million and $10.4 million, respectively, included in Assets Held for Sale in its Consolidated Condensed Balance Sheets. As of December 30, 2012, Assets Held for Sale consisted of certain assets related to the Ostrava, Czech Republic production facility. As of July 1, 2012, Assets Held for Sale consisted of certain assets related to the Ostrava and Jefferson, WI production facilities. Prior to the closure, the Ostrava facility manufactured small engines. The Company recorded sales of these engines within its Engines Segment. Prior to the closure of the Jefferson facility, portable generator and pressure washer products were manufactured, marketed and sold by the Company within its Products Segment. In the first quarter of fiscal 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

5. Restructuring Actions

In January 2012, the Company announced plans to reduce manufacturing capacity through closure of its Newbern, Tennessee and Ostrava, Czech Republic plants, as well as the reconfiguration of its plant in Poplar Bluff, Missouri. During fiscal 2012, the Company ceased manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic plants, and carried out reconfiguration of the Poplar Bluff, Missouri plant.

In April 2012, the Company announced plans to further reduce manufacturing costs through consolidation of its Auburn, Alabama manufacturing facility as well as the reduction of approximately 10% of the Company's salaried headcount. In fiscal 2012 and fiscal 2013, the Company implemented salaried headcount reductions. Additionally, the Company announced that it will no longer pursue placement of lawn and garden products at national mass retailers beginning in fiscal 2013. The Engines Segment will continue to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products Segment will continue to focus on innovative, higher margin products that are sold through our network of Simplicity, Snapper and Ferris dealers and regional retailers. The Company will also continue to sell pressure washers and portable and standby generators through the U.S. mass retail channel.

In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment freezes accruals for all non-bargaining employees effective January 1, 2014. The Company recorded a pre-tax curtailment charge of $1.9 million in the second quarter of fiscal 2013 related to the defined benefit plan change.

In the first quarter of fiscal 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant.

The closing of the Company's facility in Newbern, Tennessee affected approximately 240 regular employees and 450 temporary employees. Additionally, the closing of the Ostrava, Czech Republic facility affected approximately 77 regular employees. There were no significant employment changes at the Poplar Bluff, Missouri facility as a result of the idling of certain assets. Approximately 250 regular employees are expected to be affected by the Auburn, Alabama facility consolidation. The 10% reduction of the Company's salaried workforce affected approximately 236 employees globally.

The Company reports restructuring charges associated with manufacturing and related initiatives as costs of goods sold within the Consolidated Condensed Statements of Operations. Restructuring charges reflected as costs of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments and accelerated depreciation relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented. The Company reports all other non-manufacturing related restructuring charges as engineering, selling, general and administrative expenses on the Consolidated Condensed Statements of Operations. The Company recorded pre-tax charges of $6.6 million ($4.3 million after tax or $0.09 per diluted share) and $11.8 million ($7.6 million after tax or $0.16 per diluted share) during the three and six months ended December 30, 2012, respectively, related to the restructuring actions. The Engines Segment recorded $4.3 million and $5.4 million of pre-tax restructuring charges during the second quarter and first six months of fiscal 2013, respectively. The Products Segment recorded $2.4 million and $6.4 million of pre-tax restructuring charges during the second quarter and first six months of fiscal 2013, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines Segment restructuring activities for the six month period ended December 30, 2012 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at July 1, 2012	$2,227	$3,344	$5,571
Provisions	1,459	3,913	5,372
Cash Expenditures	(2,451)	(1,197)	(3,648)
Other Adjustments (1)	—	(3,383)	(3,383)
Reserve Balance at December 30, 2012	$1,235	$2,677	$3,912
(1) Other adjustments includes $1.6 million of accelerated depreciation, $(0.1) million of foreign currency translation and $1.9 million of pension curtailment charges.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products Segment restructuring activities for the six month period ended December 30, 2012 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at July 1, 2012	$942	$445	$1,387
Provisions	225	6,163	6,388
Cash Expenditures	(698)	(3,063)	(3,761)
Other Adjustments (2)	—	(3,233)	(3,233)
Reserve Balance at December 30, 2012	$469	$312	$781
(2) Other adjustments includes $2.8 million of asset impairments and $0.5 million of accelerated depreciation.

6. Earnings (Loss) Per Share

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

Information on earnings (loss) per share is as follows (in thousands except per share data):

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Net Income (Loss)	$(635)	$2,697	$(17,162)	$(2,523)
Less: Dividends Attributable to Unvested Shares	(152)	(80)	(247)	(207)
Net Income (Loss) Available to Common Shareholders	$(787)	$2,617	$(17,409)	$(2,730)
Weighted Average Shares Outstanding	46,909	49,418	47,021	49,746
Diluted Average Shares Outstanding	46,909	50,326	47,021	49,746
Basic Earnings (Loss) Per Share	$(0.02)	$0.05	$(0.37)	$(0.05)
Diluted Earnings (Loss) Per Share	$(0.02)	$0.05	$(0.37)	$(0.05)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. As a result of the Company incurring a loss from continuing operations for the three months ended December 30, 2012 and the six months ended December 30, 2012 and January 1, 2012, potential incremental common shares of 1,219,000, 1,150,000, and 887,000, respectively, were excluded from the calculation of diluted EPS for each period because the effect would have been anti-dilutive. In addition, the following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Options to Purchase Shares of Common Stock (in thousands)	2,877	4,712	3,277	4,041
Weighted Average Exercise Price of Options Excluded	$27.73	$24.91	$26.64	26.59

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. On August 8, 2012, the Board of Directors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months ended December 30, 2012, the Company repurchased 1,053,125 shares on the open market at an average price of $18.26 per share as compared to 801,843 shares purchased on the open market at an average price of $14.20 per share during the six months ended January 1, 2012.

7. Investments
This caption represents the Company’s investments in unconsolidated affiliated companies consisting of its 30% and 50% owned joint ventures. Such investments are accounted for under the equity method of accounting. As of December 30, 2012 and July 1, 2012, the Company's investment in these joint ventures totaled $20.3 million and $22.2 million, respectively.

Combined financial information of the unconsolidated affiliated companies accounted for by the equity method, generally on a lag of 3 months or less, was as follows (in thousands):
Unaudited results of operations of unconsolidated affiliated companies for the three and six months ended December 30, 2012 and January 1, 2012:

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Results of Operations:
Sales	$29,858	$32,262	58,791	64,577
Cost of Goods Sold	24,702	25,843	49,377	51,474
Gross Profit	$5,156	$6,419	9,414	13,103
Net Income	$1,886	$2,455	3,128	5,225

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Unaudited balance sheets of unconsolidated affiliated companies as of December 30, 2012 and July 1, 2012:

	December 30, 2012	July 1, 2012
Financial Position:
Assets:
Current Assets	$53,622	$52,948
Noncurrent Assets	17,667	16,944
	71,289	69,892
Liabilities:
Current Liabilities	$21,347	$15,346
Noncurrent Liabilities	3,506	4,016
	24,853	19,362
Equity	$46,436	$50,530
Net sales to equity method investees were approximately $0.5 million and $1.1 million for the six months ended December 30, 2012 and January 1, 2012, respectively. Purchases of finished products from equity method investees were approximately $56.6 million and $61.7 million for the six months ended December 30, 2012 and January 1, 2012, respectively.

8. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Components of Net Periodic Expense:
Service Cost	$3,135	$3,489	$82	$102
Interest Cost on Projected Benefit Obligation	12,276	14,284	1,197	1,695
Expected Return on Plan Assets	(18,873)	(19,124)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	47	725	(897)	(959)
Actuarial Loss	8,666	4,570	1,873	2,353
Net Curtailment Loss	1,914	—	—	—
Net Periodic Expense	$7,167	$3,946	$2,255	$3,191

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Components of Net Periodic Expense:
Service Cost	$6,972	$6,885	$179	$204
Interest Cost on Projected Benefit Obligation	25,602	28,635	2,398	3,375
Expected Return on Plan Assets	(38,085)	(38,348)	—	—
Amortization of:
Transition Obligation	4	4	—	—
Prior Service Cost (Credit)	272	1,450	(1,795)	(1,918)
Actuarial Loss	17,488	9,246	3,762	4,590
Net Curtailment Loss	1,914	—	—	—
Net Periodic Expense	$14,167	$7,872	$4,544	$6,251

In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment freezes accruals for all non-bargaining employees effective January 1, 2014. The Company recorded a pre-tax curtailment charge of $1.9 million in the second quarter of fiscal 2013 related to the defined benefit plan change.

The Company expects to make benefit payments of approximately $2.3 million attributable to its non-qualified pension plans during fiscal 2013. During the first six months of fiscal 2013, the Company made payments of approximately $1.4 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $19.8 million for its other postretirement benefit plans during fiscal 2013. During the first six months of fiscal 2013, the Company made payments of $10.3 million for its other postretirement benefit plans.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Subsequent to filing the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2012, the Company learned of the final interest rates published by the Internal Revenue Service used to calculate minimum pension contributions under the MAP-21 Act. Based upon the current regulations and actuarial studies, the Company estimates that it will make required minimum contributions to the qualified pension plan of approximately $30.0 million during fiscal 2013. During the first six months of fiscal 2013, the Company made cash contributions of $16.2 million to the qualified pension plan. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

9. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.4 million and $3.9 million for the three and six months ended December 30, 2012, respectively. For the three and six months ended January 1, 2012, stock based compensation expense was $1.0 million and $3.6 million, respectively.

10. Derivative Instruments & Hedging Activities

The Company enters into derivative contracts designated as cash flow hedges to manage certain interest rate, foreign currency and commodity exposures. Company policy allows derivatives to be used only for identifiable exposures and, therefore, the Company does not enter into hedges for trading purposes where the sole objective is to generate profits.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of December 30, 2012 and July 1, 2012, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		December 30, 2012	July 1, 2012
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	85,000	85,000
Foreign Currency:
Australian Dollar	Sell	21,740	28,258
Canadian Dollar	Sell	3,250	—
Euro	Sell	61,000	53,500
Japanese Yen	Buy	1,210,000	695,000
Commodity:
Natural Gas (Therms)	Buy	5,469	5,614
Aluminum (Metric Tons)	Buy	23	24

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Consolidated Condensed Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	December 30, 2012	July 1, 2012
Interest rate contract
Other Long-Term Liabilities	$(2,900)	$(2,341)
Foreign currency contracts
Other Current Assets	89	1,888
Other Long-Term Assets	16	24
Accrued Liabilities	(3,253)	(452)
Other Long-Term Liabilities	(403)	—
Commodity contracts
Other Current Assets	27	14
Other Long-Term Assets	15	—
Accrued Liabilities	(4,736)	(8,510)
	$(11,145)	$(9,377)

The effect of derivatives designated as hedging instruments on the Consolidated Condensed Statements of Operations is as follows (in thousands):

	Three months ended December 30, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$112	Net Sales	$—	$—
Foreign currency contracts - sell	(901)	Net Sales	(486)	—
Foreign currency contracts - buy	(251)	Cost of Goods Sold	(201)	—
Commodity contracts	(656)	Cost of Goods Sold	(2,914)	—
	$(1,696)		$(3,601)	$—

	Three months ended January 1, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$(304)	Net Sales	$—	$—
Foreign currency contracts - sell	(401)	Net Sales	1,182	—
Foreign currency contracts - buy	—	Cost of Goods Sold	(57)	—
Commodity contracts	(2,387)	Cost of Goods Sold	(903)	8
	$(3,092)		$222	$8

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six months ended December 30, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$(341)	Net Sales	$—	$—
Foreign currency contracts - sell	(1,834)	Net Sales	88	—
Foreign currency contracts - buy	(261)	Cost of Goods Sold	(73)	—
Commodity contracts	1,795	Cost of Goods Sold	(4,091)	—
	$(641)		$(4,076)	$—

	Six months ended January 1, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contract	$(513)	Net Sales	$—	$—
Foreign currency contracts - sell	2,753	Net Sales	(62)	—
Foreign currency contracts - buy	—	Cost of Goods Sold	(57)	—
Commodity contracts	(5,342)	Cost of Goods Sold	(1,241)	(22)
	$(3,102)		$(1,360)	$(22)

During the next twelve months, the estimated net amount of losses on cash flow hedges as of December 30, 2012 expected to be reclassified into earnings is $7.5 million.

11. Fair Value Measurements

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2012 and July 1, 2012 (in thousands):

		Fair Value Measurement Using
	December 30, 2012	Level 1	Level 2	Level 3
Assets:
Derivatives	$147	$—	$147	$—
Liabilities:
Derivatives	$11,292	$—	$11,292	$—
	July 1, 2012	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,926	$—	$1,926	$—
Liabilities:
Derivatives	$11,303	$—	$11,303	$—

The fair value for Level 2 measurements are based upon the respective quoted market prices for comparable instruments in active markets, which include current market pricing for forward purchases of commodities, foreign currency forwards, and current interest rates.

The estimated fair value of the Company's Senior Notes at December 30, 2012 and July 1, 2012 was $258.0 million and $241.0 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver and Short-Term Debt approximates the fair value since the underlying rate of interest is variable based upon LIBOR rates.

The carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at December 30, 2012 and July 1, 2012 due to the short-term nature of these instruments.
12. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Six Months Ended
	December 30, 2012	January 1, 2012
Beginning Balance	$46,013	$45,995
Payments	(14,760)	(13,911)
Provision for Current Year Warranties	13,724	14,696
Changes in Estimates	519	(1,145)
Ending Balance	$45,496	$45,635

13. Income Taxes

The effective tax rates for the second quarter and first six months of fiscal 2013 were 156.5% and 27.8%, respectively, compared to 195.6% and 63.9% in same respective periods of fiscal 2012. The second quarter and first six months of fiscal 2013 include a tax expense of $1.0 million primarily driven by non-deductible acquisition costs and un-benefitted losses for certain foreign subsidiaries. The second quarter of fiscal 2012 reflected a tax benefit of $5.5 million in spite of a loss before taxes of $2.8 million due to the settlement of U.S. audits and the expiration of a non-U.S. statute of limitation period in the second quarter of fiscal 2012.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

For the six months ended December 30, 2012, the Company's unrecognized tax benefits increased by $0.6 million, of which $0.1 million impacted the current effective tax rate.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2009 and is currently under audit by U.S. federal for fiscal 2010 and 2011 in addition to various state jurisdictions. With respect to the Company's major foreign jurisdictions, it is no longer subject to tax examinations before fiscal 2002.

14. Commitments and Contingencies

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

15. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
NET SALES:
Engines	$274,195	$286,099	$438,710	$489,477
Products	197,494	215,416	370,791	450,698
Inter-Segment Eliminations	(32,623)	(53,568)	(61,415)	(94,931)
Total *	$439,066	$447,947	$748,086	$845,244
* International sales included in net sales based on product shipment destination	$160,116	$178,630	$286,613	$326,433
GROSS PROFIT:
Engines	$56,287	$49,352	$80,999	$86,235
Products	18,536	26,819	37,252	54,429
Inter-Segment Eliminations	2,090	(2,291)	2,532	(730)
Total	$76,913	$73,880	$120,783	$139,934
INCOME (LOSS) FROM OPERATIONS:
Engines	$9,020	$2,302	$(8,484)	$(3,175)
Products	(6,832)	577	(11,588)	2,870
Inter-Segment Eliminations	2,090	(2,291)	2,532	(730)
Total	$4,278	$588	$(17,540)	$(1,035)

Pre-tax restructuring charges included in gross profit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN GROSS PROFIT:
Engines	$847	$—	$1,937	$—
Products	2,353	—	6,388	—
Total	$3,200	$—	$8,325	$—

Pre-tax restructuring charges included in income (loss) from operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN INCOME (LOSS) FROM OPERATIONS:
Engines	$4,281	$—	$5,372	$—
Products	2,353	—	6,388	—
Total	$6,634	$—	$11,760	$—
16. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	December 30, 2012	July 1, 2012
Senior Notes	225,000	225,000
Multicurrency Credit Agreement	18,900	—
	$243,900	$225,000

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

The Senior Notes and Revolver contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of December 30, 2012, the Company was in compliance with these covenants.

17. Separate Financial Information of Subsidiary Guarantor of Indebtedness

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

	December 30, 2012 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$18,900	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of December 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$1,887	$925	$15,430	$—	$18,242
Accounts Receivable, Net	140,029	76,242	42,288	—	258,559
Intercompany Accounts Receivable	34,327	8,598	49,906	(92,831)	—
Inventories, Net	280,251	181,575	74,864	—	536,690
Deferred Tax Asset	26,424	17,140	1,249	—	44,813
Assets Held for Sale	—	—	5,539	—	5,539
Prepaid Expenses and Other	26,906	7,049	5,031	—	38,986
Total Current Assets	$509,824	$291,529	$194,307	$(92,831)	$902,829
OTHER ASSETS:
Goodwill	$128,300	$64,544	$25,791	$—	$218,635
Investments	20,303	—	—	—	20,303
Investments in Subsidiaries	570,886	—	—	(570,886)	—
Intercompany Note Receivable	73,480	103,614	22,881	(199,975)	—
Debt Issuance Costs	5,208	—	—	—	5,208
Other Intangible Assets, Net	—	82,312	27,985	—	110,297
Long-Term Deferred Tax Asset	101,908	—	27	(44,072)	57,863
Other Long-Term Assets, Net	5,194	2,507	1,272	—	8,973
Total Other Assets	$905,279	$252,977	$77,956	$(814,933)	$421,279
PLANT AND EQUIPMENT, NET	220,531	48,053	18,756	—	287,340
TOTAL ASSETS	$1,635,634	$592,559	$291,019	$(907,764)	$1,611,448

CURRENT LIABILITIES:
Accounts Payable	$117,713	$45,902	$19,663	$—	$183,278
Intercompany Accounts Payable	45,377	28,712	18,742	(92,831)	—
Short-Term Debt	—	—	3,000	—	3,000
Accrued Liabilities	113,741	19,972	17,690	—	151,403
Total Current Liabilities	$276,831	$94,586	$59,095	$(92,831)	$337,681
OTHER LIABILITIES:
Accrued Pension Cost	$249,980	$493	$50	$—	$250,523
Accrued Employee Benefits	23,607	—	—	—	23,607
Accrued Postretirement Health Care Obligation	70,941	16,537	—	—	87,478
Intercompany Note Payable	115,464	—	84,511	(199,975)	—
Deferred Tax Liabilities	—	44,072	—	(44,072)	—
Other Long-Term Liabilities	22,572	11,881	1,467	—	35,920
Long-Term Debt	243,900	—	—	—	243,900
Total Other Liabilities	$726,464	$72,983	$86,028	$(244,047)	$641,428
TOTAL SHAREHOLDERS’ INVESTMENT:	632,339	424,990	145,896	(570,886)	632,339
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,635,634	$592,559	$291,019	$(907,764)	$1,611,448

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of July 1, 2012

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$133,108	$5,375	$17,592	$—	$156,075
Accounts Receivable, Net	102,997	97,009	23,990	—	223,996
Intercompany Accounts Receivable	45,407	7,593	69,096	(122,096)	—
Inventories, Net	149,863	224,642	59,179	—	433,684
Deferred Tax Asset	25,630	17,699	1,198	—	44,527
Assets Held for Sale	—	4,000	6,404	—	10,404
Prepaid Expenses and Other	28,660	11,412	2,742	—	42,814
Total Current Assets	$485,665	$367,730	$180,201	$(122,096)	$911,500
OTHER ASSETS:
Goodwill	$128,300	$64,544	$11,920	$—	$204,764
Investments	22,163	—	—	—	22,163
Investments in Subsidiaries	556,958	—	—	(556,958)	—
Intercompany Note Receivable	22,650	36,987	11,137	(70,774)	—
Debt Issuance Costs	5,717	—	—	—	5,717
Other Intangible Assets, Net	—	83,242	3,825	—	87,067
Long-Term Deferred Tax Asset	108,003	—	2	(41,054)	66,951
Other Long-Term Assets, Net	4,813	2,733	1,274	—	8,820
Total Other Assets	$848,604	$187,506	$28,158	$(668,786)	$395,482
PLANT AND EQUIPMENT, NET	230,253	53,105	17,891	—	301,249
TOTAL ASSETS	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

CURRENT LIABILITIES:
Accounts Payable	$85,839	$44,829	$20,485	$—	$151,153
Intercompany Accounts Payable	56,674	26,661	38,761	(122,096)	—
Short-Term Debt	—	—	3,000	—	3,000
Accrued Liabilities	108,079	28,706	14,971	—	151,756
Total Current Liabilities	$250,592	$100,196	$77,217	$(122,096)	$305,909
OTHER LIABILITIES:
Accrued Pension Cost	$295,862	$464	$68	$—	$296,394
Accrued Employee Benefits	25,035	—	—	—	25,035
Accrued Postretirement Health Care Obligation	73,575	16,267	—	—	89,842
Intercompany Note Payable	41,147	—	29,627	(70,774)	—
Deferred Tax Liabilities	—	41,054	—	(41,054)	—
Other Long-Term Liabilities	21,341	11,485	1,255	—	34,081
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$681,960	$69,270	$30,950	$(111,828)	$670,352
TOTAL SHAREHOLDERS’ INVESTMENT:	631,970	438,875	118,083	(556,958)	631,970
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$262,148	$171,411	$62,350	$(56,843)	$439,066
Cost of Goods Sold	210,185	157,308	48,303	(56,843)	358,953
Restructuring Charges	642	2,355	203	—	3,200
Gross Profit	51,321	11,748	13,844	—	76,913
Engineering, Selling, General and Administrative Expenses	42,316	16,554	10,330	—	69,200
Restructuring Charges	3,435	—	—	—	3,435
Equity in Income from Subsidiaries	(664)	—	—	664	—
Income (Loss) from Operations	6,234	(4,806)	3,514	(664)	4,278
Interest Expense	(4,555)	—	(44)	—	(4,599)
Other Income, Net	1,174	62	214	—	1,450
Income (Loss) before Income Taxes	2,853	(4,744)	3,684	(664)	1,129
Provision (Credit) for Income Taxes	3,488	(1,707)	(17)	—	1,764
Net Income (Loss)	$(635)	$(3,037)	$3,701	$(664)	$(635)
Comprehensive Income (Loss)	$20,433	$(2,982)	$4,376	$(1,394)	$20,433
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended January 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$270,624	$180,007	$83,529	$(86,213)	$447,947
Cost of Goods Sold	231,128	162,276	66,876	(86,213)	374,067
Gross Profit	39,496	17,731	16,653	—	73,880
Engineering, Selling, General and Administrative Expenses	44,427	18,730	10,135	—	73,292
Equity in Income from Subsidiaries	(5,827)	—	—	5,827	—
Income (Loss) from Operations	896	(999)	6,518	(5,827)	588
Interest Expense	(4,738)	(9)	(49)	—	(4,796)
Other Income, Net	931	74	383	—	1,388
Income (Loss) before Income Taxes	(2,911)	(934)	6,852	(5,827)	(2,820)
Provision (Credit) for Income Taxes	(5,608)	(2,060)	2,151	—	(5,517)
Net Income (Loss)	$2,697	$1,126	$4,701	$(5,827)	$2,697
Comprehensive Income (Loss)	$4,414	$667	$5,101	$(5,768)	$4,414

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended December 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$413,711	$316,528	$134,316	$(116,469)	$748,086
Cost of Goods Sold	342,145	287,019	106,283	(116,469)	618,978
Restructuring Charges	1,720	6,390	215	—	8,325
Gross Profit	69,846	23,119	27,818	—	120,783
Engineering, Selling, General and Administrative Expenses	80,758	34,624	19,506	—	134,888
Restructuring Charges	3,435	—	—	—	3,435
Equity in Income from Subsidiaries	(322)	—	—	322	—
Income (Loss) from Operations	(14,025)	(11,505)	8,312	(322)	(17,540)
Interest Expense	(8,998)	(3)	(84)	—	(9,085)
Other Income, Net	2,215	154	485	—	2,854
Income (Loss) before Income Taxes	(20,808)	(11,354)	8,713	(322)	(23,771)
Provision (Credit) for Income Taxes	(3,646)	(4,156)	1,193	—	(6,609)
Net Income (Loss)	$(17,162)	$(7,198)	$7,520	$(322)	$(17,162)
Comprehensive Income (Loss)	$15,861	$(7,700)	$11,519	$(3,819)	$15,861
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended January 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$464,705	$390,573	$155,010	$(165,044)	$845,244
Cost of Goods Sold	392,010	350,286	128,058	(165,044)	705,310
Gross Profit	72,695	40,287	26,952	—	139,934
Engineering, Selling, General and Administrative Expenses	81,540	36,882	22,547	—	140,969
Equity in Income from Subsidiaries	(3,640)	—	—	3,640	—
Income (Loss) from Operations	(5,205)	3,405	4,405	(3,640)	(1,035)
Interest Expense	(9,042)	(21)	(71)	—	(9,134)
Other Income, Net	2,410	165	608	—	3,183
Income (Loss) before Income Taxes	(11,837)	3,549	4,942	(3,640)	(6,986)
Provision (Credit) for Income Taxes	(9,314)	1,541	3,310	—	(4,463)
Net Income (Loss)	$(2,523)	$2,008	$1,632	$(3,640)	$(2,523)
Comprehensive Income (Loss)	$(6,754)	$1,486	$(3,924)	$2,438	$(6,754)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended December 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(172,869)	$60,368	$37,089	$—	$(75,412)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(12,121)	(3,464)	(1,159)	—	(16,744)
Proceeds Received from Disposition of Plant and Equipment	19	5,265	983	—	6,267
Cash Investment in Subsidiary	(18,063)	—	18,063	—	—
Payments for Acquisitions, Net of Cash Acquired	—	—	(57,807)	—	(57,807)
Net Cash Provided by (Used in) Investing Activities	(30,165)	1,801	(39,920)	—	(68,284)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	85,519	(66,619)	—	—	18,900
Treasury Stock Purchases	(19,235)	—	—	—	(19,235)
Stock Option Exercise Proceeds and Tax Benefits	11,336	—	—	—	11,336
Cash Dividends Paid	(5,807)	—	—	—	(5,807)
Net Cash Provided by (Used in) Financing Activities	71,813	(66,619)	—	—	5,194
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	669	—	669
Net Increase (Decrease) in Cash and Cash Equivalents	(131,221)	(4,450)	(2,162)	—	(137,833)
Cash and Cash Equivalents, Beginning	133,108	5,375	17,592	—	156,075
Cash and Cash Equivalents, Ending	$1,887	$925	$15,430	$—	$18,242

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended January 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(116,857)	$(22,069)	$(26,074)	$—	$(165,000)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(16,386)	(2,145)	(1,173)	—	(19,704)
Proceeds Received from Disposition of Plant and Equipment	41	50	4	—	95
Cash Investment in Subsidiary	2,141	—	(2,141)	—	—
Payments for Acquisitions, Net of Cash Acquired	—	—	(2,673)	—	(2,673)
Net Cash Used in Investing Activities	(14,204)	(2,095)	(5,983)	—	(22,282)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(8,563)	23,563	—	—	15,000
Debt Issuance Costs	(2,007)	—	—	—	(2,007)
Treasury Stock Purchases	(11,384)	—	—	—	(11,384)
Cash Dividends Paid	(5,565)	—	—	—	(5,565)
Net Cash Provided by (Used in) Financing Activities	(27,519)	23,563	—	—	(3,956)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(4,469)	—	(4,469)
Net Increase (Decrease) in Cash and Cash Equivalents	(158,580)	(601)	(36,526)	—	(195,707)
Cash and Cash Equivalents, Beginning	158,672	1,372	49,595	—	209,639
Cash and Cash Equivalents, Ending	$92	$771	$13,069	$—	$13,932

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the second quarter of fiscal 2013 were $439.1 million, a decrease of $8.9 million or 2.0% from the second quarter of fiscal 2012.

Engines Segment fiscal 2013 second quarter net sales were $274.2 million, which was $11.9 million or 4.2% lower than the second quarter of fiscal 2012. This decrease in net sales was driven by reduced shipments of engines used on snow thrower equipment in the North American market and walk mowers in the Australian market. Sales were also impacted by an unfavorable mix of engines sold that reflected proportionately lower sales of large engines and reduced pricing as a result of lower year-over-year material costs.

Products Segment fiscal 2013 second quarter net sales were $197.5 million, a decrease of $17.9 million or 8.3% from the second quarter of fiscal 2012. The decrease in net sales was primarily due to reduced sales of snow thrower equipment and related service parts due to the lack of meaningful snowfall in the U.S. and reduced sales of lawn and garden equipment as a result of unusually dry conditions in the North American and Australian markets. This decrease was partially offset by higher shipments of portable and standby generators due to Hurricane Sandy and slightly improved pricing on lawn and garden equipment sold in the North American market.

For the first six months of fiscal 2013, consolidated net sales were $748.1 million, a decrease of $97.2 million or 11.5% when compared to the same period a year ago.

Engines Segment net sales for the first six months of fiscal 2013 were $438.7 million, which was $50.8 million or 10.4% lower than the same period a year ago. This decrease in net sales was primarily driven by reduced shipments of engines used on snow thrower equipment in the North American market as well as lower sales to OEM customers in the Australian and Asian markets, an unfavorable mix of engines sold that reflected proportionately lower sales of large engines and unfavorable foreign exchange of $1.6 million.

Products Segment net sales for the first six months of fiscal 2013 were $370.8 million, a decrease of $79.9 million or 17.7% from the same period a year ago. The decrease in net sales was primarily due to lower sales volumes of snow equipment due to a lack of meaningful snowfall in the U.S and reduced sales of lawn and garden equipment resulting from prolonged drought conditions in North America and as a result of our decision to exit the sale of lawn and garden equipment through national mass retailers. This decrease was partially offset by improved pricing.

GROSS PROFIT PERCENTAGE

Included in consolidated gross profit were pre-tax charges of $3.2 million ($2.1 million after tax, or $0.04 per diluted share) and $8.3 million ($5.4 million after tax, or $0.11 per diluted share) during the second quarter and first six months of fiscal 2013, respectively, related to previously announced restructuring actions to close the Ostrava, Czech Republic and Newbern, Tennesee manufacturing facilities and the Auburn, Alabama plant consolidation. The Engines Segment and Products Segment recorded $0.8 million and $2.4 million, respectively, of pre-tax restructuring charges within gross profit during the second quarter of fiscal 2013 and $1.9 million and $6.4 million, respectively, for the first six months of fiscal 2013. There were no restructuring costs incurred in the second quarter or first six months of fiscal 2012.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of gross profit by segment, as reported, to adjusted gross profit by segment, excluding restructuring charges.

	Three Months Ended		Six Months Ended
	December 30, 2012	January 1, 2012	December 30, 2012	January 1, 2012
Engines
Engines Net Sales	$274,195	$286,099	$438,710	$489,477

Engines Gross Profit as Reported	$56,287	$49,352	$80,999	$86,235
Restructuring Charges	847	—	1,938	—
Adjusted Engines Gross Profit (1)	$57,134	$49,352	$82,937	$86,235

Engines Gross Profit % as Reported	20.5%	17.2%	18.5%	17.6%
Adjusted Engines Gross Profit % (1)	20.8%	17.2%	18.9%	17.6%

Products
Products Net Sales	$197,494	$215,416	$370,791	$450,698

Products Gross Profit as Reported	$18,536	$26,819	$37,252	$54,429
Restructuring Charges	2,353	—	6,388	—
Adjusted Products Gross Profit (1)	$20,889	$26,819	$43,640	$54,429

Products Gross Profit % as Reported	9.4%	12.4%	10.0%	12.1%
Adjusted Products Gross Profit % (1)	10.6%	12.4%	11.8%	12.1%

Inter-Segment Eliminations	2,090	(2,291)	2,532	(730)
Adjusted Gross Profit (1)	$80,113	$73,880	$129,109	$139,934

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

The consolidated gross profit percentage was 17.5% in the second quarter of fiscal 2013, up from 16.5% in the same period last year.

The Engines Segment gross profit percentage was 20.5% in the second quarter of fiscal 2013, higher than the 17.2% in the second quarter of fiscal 2012. Excluding restructuring charges of $0.8 million, adjusted Engines Segment gross profit percentage in the second quarter of fiscal 2013 was 20.8%, an increase of approximately 360 basis points compared to Engines Segment gross profit percentage in the second quarter of fiscal 2012. The adjusted gross profit percentage was favorably impacted by 4.2% due to lower manufacturing costs, partially offset by a planned price decrease. The lower manufacturing costs resulted from start-up costs incurred in fiscal 2012 associated with launching our phase III emissions compliant engines, lower material costs and $2.5 million of cost savings as a result of restructuring actions initiated in fiscal 2012.

The Products Segment gross profit percentage was 9.4% for the second quarter of fiscal 2013, lower than 12.4% in the second quarter of fiscal 2012. Excluding restructuring charges of $2.4 million, adjusted gross profit percentage for the second quarter of 2013 was 10.6%, which was approximately 180 basis points lower compared to the second quarter of fiscal 2012. The adjusted gross profit percentage decreased 4.0% due to unfavorable absorption

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

and reduced efficiencies associated with a 49% decrease in production. The McDonough, Georgia manufacturing facility was temporarily idled for four weeks in the second quarter of fiscal 2013 to reduce inventory levels in response to a decline in market demand for snow and lawn and garden products and to re-tool the plant for new products to be launched for the upcoming spring season. This decrease was partially offset by a benefit of 2.2% due to cost savings of $4.4 million as a result of restructuring actions. The benefit of implementing price increases on domestic lawn and garden equipment sales was offset by an unfavorable mix of products sold that reflected fewer sales of higher margin service parts as well as lower sales of lawn and garden products in Australia.

The consolidated gross profit percentage for the first six months of fiscal 2013 slightly decreased from 16.6% to 16.2% from the first six months of fiscal 2012.

The Engines Segment gross profit percentage was 18.5% for the first six months of fiscal 2013, higher than the 17.6% for the first six months in fiscal 2012. Excluding restructuring charges of $1.9 million, adjusted Engines Segment gross profit percentage for the first six months of 2013 was 18.9%, which was approximately 130 basis points higher compared to the first six months of fiscal 2012 due to lower manufacturing costs. The lower manufacturing costs improved gross margin by 1.1% due to $4.7 million of cost savings as a result of fiscal 2012 restructuring actions, 1.8% attributable to manufacturing cost improvements because of start-up costs incurred in fiscal 2012 associated with launching our phase III emissions compliant engines, partially offset by 1.6% due to the unfavorable absorption of fixed manufacturing costs as a result of a 6% reduction in engines built.

The Products Segment gross profit percentage was 10.0% for the first six months of fiscal 2013, lower from 12.1% for the first six months in fiscal 2012. Excluding restructuring charges of $6.4 million, adjusted gross profit percentage for the second quarter of 2013 was 11.8%, which was approximately 30 basis points lower compared to the first six months of fiscal 2012. The adjusted gross profit percentage benefited from cost savings of $8.4 million as a result of restructuring actions initiated in fiscal 2012 as well as increased pricing. Offsetting this was the unfavorable impact of reduced absorption and inefficiencies associated with a 43% decrease in production. As previously indicated, we reduced production volumes in the first six months of fiscal 2013 in order to manage inventory levels in response to a decline in near-term market demand.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $69.2 million in the second quarter of fiscal 2013, a decrease of $4.1 million or 5.6% from the second quarter of fiscal 2012. The decrease in the current year was primarily attributable to lower compensation costs of $3.0 million as a result of the previously announced global salaried employee reduction and reduced selling expenses, which was partially offset by $0.7 million of increased pension expense compared to the same period last year.

Engineering, selling, general and administrative expenses were $134.9 million for the first six months of fiscal 2013, a decrease of $6.1 million or 4.3% from the first six months of fiscal 2012. The decrease in the current year was primarily attributable to lower compensation costs of $6.0 million as a result of the previously announced global salaried employee reduction and reduced selling expenses, which was partially offset by $2.1 million of increased pension expense compared to the same period last year.

INTEREST EXPENSE

Interest expense was lower compared to the prior year periods by $0.2 million and $0.1 million for the second quarter and first six months of fiscal 2013, respectively.

PROVISION FOR INCOME TAXES

The effective tax rates for the second quarter and first six months of fiscal 2013 were 156.2% and 27.8%, respectively, compared to 195.6% and 63.9% in the same respective periods last year. The second quarter and first six months of fiscal 2013 include a tax expense of $1.0 million primarily driven by non-deductible acquisition costs and un-benefitted losses for certain foreign subsidiaries. The second quarter of fiscal 2012 reflected a tax benefit of $5.5 million in spite of a loss before taxes of $2.8 million due to the settlement of U.S. audits and the expiration of a non-U.S. statute of limitation period in the second quarter of fiscal 2012.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

RESTRUCTURING ACTIONS

In January 2012, the Company announced plans to reduce manufacturing capacity through closure of its Newbern, Tennessee and Ostrava, Czech Republic plants, as well as the reconfiguration of its plant in Poplar Bluff, Missouri. During fiscal 2012, the Company ceased manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic plants, and carried out reconfiguration of the Poplar Bluff, Missouri plant.

In April 2012, the Company announced plans to further reduce manufacturing costs through consolidation of its Auburn, Alabama manufacturing facility as well as the reduction of approximately 10% of the Company's salaried headcount. In fiscal 2012 and fiscal 2013, the Company implemented salaried headcount reductions. Additionally, the Company announced that it will no longer pursue placement of lawn and garden products at national mass retailers beginning in fiscal 2013. The Engines segment will continue to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products segment will continue to focus on innovative, higher margin products that are sold through our network of Simplicity, Snapper and Ferris dealers and regional retailers. The Company will also continue to sell pressure washers and portable and standby generators through the U.S. mass retail channel.

In October 2012, the Company announced changes to its defined benefit pension plan that included freezing accruals for all non-bargaining employees effective January 1, 2014. This plan change resulted in the Company recognizing a pre-tax curtailment charge of $1.9 million in the second quarter of fiscal 2013.

The Company's execution of its previously announced restructuring actions remains largely on schedule. The Company has made progress towards finalizing its exit from the Newbern, Tennessee and Ostrava, Czech Republic manufacturing facilities and the consolidation of its Auburn, Alabama plant. Given the incremental demand for engines and portable generators resulting from storms that occurred in the first six months of fiscal 2013, the Auburn plant consolidation will extend into fiscal 2014.

Pre-tax restructuring costs for the second quarter and first six months of fiscal 2013 were $6.6 million ($4.3 million after tax or $0.09 per diluted share) and $11.8 million ($7.6 million after tax or $0.16 per diluted share), respectively, of which $3.2 million and $8.3 million, respectively, were included in gross profit as previously mentioned. There were no restructuring costs incurred in the second quarter or first six months of fiscal 2012.

The total estimated pre-tax expense related to restructuring actions in fiscal 2013 is expected to be $12 million to $22 million. In addition, the Company continues to anticipate pre-tax savings associated with restructuring actions of $30 million to $35 million in fiscal 2013 and $40 million to $45 million in fiscal 2014.

BRANCO ACQUISITION

The Company also announced on December 7, 2012, that it had completed the acquisition of Campahnia Caetano Branco (“Branco”) for total cash consideration of approximately $58 million net of cash acquired, subject to post-closing adjustments. Branco is a leading brand in the Brazilian light power equipment market with a broad range of outdoor power equipment used primarily in light commercial applications in Brazil. The acquisition is not anticipated to have a significant impact on sales or earnings in fiscal 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of fiscal 2013 were $75.4 million compared to $165.0 million in the first six months of fiscal 2012. The improvement in operating cash flows was primarily related to lower working capital needs in the most recent period associated with less of an increase of receivables and inventory compared to the same period last year, partially offset by contributions to the pension plan of $16.2 million in fiscal 2013.

Cash flows used in investing activities were $68.3 million and $22.3 million during the first six months of fiscal 2013 and fiscal 2012, respectively. The $46.0 million increase in cash used in investing activities was primarily related to $57.8 million of cash payments made for the acquisition of Branco, partially offset by $3.0 million of lower additions to plant and equipment compared to the same period one year ago and $6.3 million of proceeds received on disposition of plant and equipment in fiscal 2013, primarily associated with the sale of the dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to the Ostrava, Czech Republic plant.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Cash flows provided by financing activities were $5.2 million during the first six months of fiscal 2013 as compared to $4.0 million of cash flows used during the first six months of fiscal 2012. The $9.2 million increase in cash provided by financing activities was primarily attributable to $11.3 million of stock option exercise proceeds in fiscal 2013 and an increase of $3.9 million in net borrowings on the revolver compared to the same period a year ago, partially offset by $7.9 million of higher treasury stock purchases compared to the first six months of last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver replaced the amended and restated multicurrency credit agreement dated as of July 12, 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. Borrowings under the Revolver were $18.9 million and zero as of December 30, 2012 and July 1, 2012, respectively.

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. On August 8, 2012 the Board of Directors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months ended December 30, 2012, the Company repurchased 1,053,125 shares on the open market at an average price of $18.26 per share.

The Company expects capital expenditures to be approximately $50 million to $60 million in fiscal 2013. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

The Company is required to make contributions to the qualified pension plan of approximately $30 million during fiscal 2013. During the first six months of fiscal 2013, the Company made cash contributions of $16.2 million to the qualified pension plan. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of December 30, 2012, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2013.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 28, 2012 filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 28, 2012 filing of the Company’s Annual Report on Form 10-K, except that subsequent to the filing of the Company’s Annual Report on Form 10-K, the Company learned of the final interest rates published by the Internal Revenue Service used to calculate minimum pension contributions under the MAP-21 Act. In addition, the changes announced to freeze the defined benefit pension plans for non-bargaining employees also impacts the future minimum plan funding requirements. Based upon the current regulations and actuarial studies the Company estimates that it will make required minimum contributions to the qualified pension plan of approximately $30 million in fiscal 2013, $10 million in fiscal years 2014-2015, and $55 million in fiscal years 2016-2017.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended December 30, 2012.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 1, 2012 to October 28, 2012	189,174	$19.00	189,174	$44,230,287
October 29, 2012 to November 25, 2012	36,059	19.20	36,059	43,537,954
November 26, 2012 to December 30, 2012	101,147	20.38	101,147	41,476,578
Total Second Quarter	326,380	$19.45	326,380	$41,476,578

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

10.1
Amendment to the Amended & Restated Key Employee Savings and Investment Plan
(filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference)

10.2
Amendment to the Amended and Restated Supplemental Executive Retirement Plan
(filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iv) the Consolidated Condensed Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	February 5, 2013	/s/ David J. Rodgers
David J. Rodgers
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment to the Amended & Restated Key Employee Savings and Investment Plan
(filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference)

10.2
Amendment to the Amended and Restated Supplemental Executive Retirement Plan
(filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss), (iv) the Consolidated Condensed Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements