Form 10-Q
period 2013-03-31
BRIGGS & STRATTON CORP
filed 2013-05-08
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Yes ☐ No ☒	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2013
COMMON STOCK, par value $0.01 per share	48,168,020 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31, 2013	July 1, 2012
CURRENT ASSETS:
Cash and Cash Equivalents	$22,568	$156,075
Accounts Receivable, Net	403,320	223,996
Inventories -
Finished Products and Parts	345,220	319,977
Work in Process	112,688	107,632
Raw Materials	5,540	6,075
Total Inventories	463,448	433,684
Deferred Income Tax Asset	46,212	44,527
Assets Held for Sale	5,347	10,404
Prepaid Expenses and Other Current Assets	19,799	42,814
Total Current Assets	960,694	911,500
OTHER ASSETS:
Goodwill	220,817	204,764
Investments	19,891	22,163
Debt Issuance Costs	4,957	5,717
Other Intangible Assets, Net	110,006	87,067
Long-Term Deferred Income Tax Asset	60,504	66,951
Other Long-Term Assets, Net	9,085	8,820
Total Other Assets	425,260	395,482
PLANT AND EQUIPMENT:
Cost	1,012,622	1,026,845
Less - Accumulated Depreciation	729,933	725,596
Total Plant and Equipment, Net	282,689	301,249
TOTAL ASSETS	$1,668,643	$1,608,231

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 31, 2013	July 1, 2012
CURRENT LIABILITIES:
Accounts Payable	$182,287	$151,153
Short-Term Debt	2,100	3,000
Accrued Liabilities	170,175	151,756
Total Current Liabilities	354,562	305,909
OTHER LIABILITIES:
Accrued Pension Cost	232,869	296,394
Accrued Employee Benefits	23,494	25,035
Accrued Postretirement Health Care Obligation	84,843	89,842
Other Long-Term Liabilities	30,352	34,081
Long-Term Debt	260,350	225,000
Total Other Liabilities	631,908	670,352
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	77,757	81,723
Retained Earnings	1,103,807	1,099,859
Accumulated Other Comprehensive Loss	(279,081)	(322,704)
Treasury Stock at cost, 9,595 and 9,663 shares, respectively	(220,889)	(227,487)
Total Shareholders’ Investment	682,173	631,970
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,668,643	$1,608,231

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
NET SALES	$637,259	$720,097	$1,385,345	$1,565,341
COST OF GOODS SOLD	503,826	573,221	1,122,804	1,278,531
RESTRUCTURING CHARGES	6,645	19,764	14,970	19,764
Gross Profit	126,788	127,112	247,571	267,046
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	70,668	73,668	205,556	214,638
RESTRUCTURING CHARGES	—	—	3,435	—
Income from Operations	56,120	53,444	38,580	52,408
INTEREST EXPENSE	(4,717)	(4,811)	(13,802)	(13,945)
OTHER INCOME, Net	1,806	1,566	4,660	4,749
Income Before Income Taxes	53,209	50,199	29,438	43,212
PROVISION FOR INCOME TAXES	14,693	10,262	8,084	5,798
NET INCOME	$38,516	$39,937	$21,354	$37,414
EARNINGS PER SHARE DATA:
Weighted Average Shares Outstanding	47,336	48,882	47,126	49,323
Basic Earnings Per Share	$0.79	$0.82	$0.44	$0.75
Diluted Average Shares Outstanding	47,709	49,857	47,291	50,264
Diluted Earnings Per Share	$0.78	$0.80	$0.44	$0.74
DIVIDENDS PER SHARE	$0.12	$0.11	$0.36	$0.33

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net Income	$38,516	$39,937	$21,354	$37,414
Other Comprehensive Income:
Cumulative Translation Adjustments	3,022	2,844	9,830	(6,442)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	1,611	149	970	(2,953)
Unrecognized Pension & Postretirement Obligation, Net of Tax	5,967	4,078	32,823	12,235
Total Comprehensive Income	$49,116	$47,008	$64,977	$40,254

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2013	April 1, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,354	$37,414
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	41,234	47,590
Stock Compensation Expense	5,244	4,497
Loss on Disposition of Plant and Equipment	293	81
Provision (Benefit) for Deferred Income Taxes	(16,866)	2,820
Earnings of Unconsolidated Affiliates	(3,011)	(3,519)
Dividends Received from Unconsolidated Affiliates	4,636	4,029
Cash Contributions to Pension Plans	(29,363)	(24,134)
Non-Cash Restructuring Charges	11,930	14,263
Change in Operating Assets and Liabilities:
Accounts Receivable	(167,435)	(237,800)
Inventories	(19,873)	(56,411)
Other Current Assets	10,571	18,349
Accounts Payable and Accrued Liabilities	70,273	33,605
Other, Net	(2,766)	(7,471)
Net Cash Used in Operating Activities	(73,779)	(166,687)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(26,301)	(31,815)
Proceeds Received on Disposition of Plant and Equipment	6,705	175
Payments for Acquisitions, Net of Cash Acquired	(59,627)	(2,673)
Net Cash Used in Investing Activities	(79,223)	(34,313)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Short-Term Debt	(900)	—
Net Borrowings on Revolver	35,350	46,000
Debt Issuance Costs	—	(2,007)
Treasury Stock Purchases	(23,057)	(22,689)
Stock Option Exercise Proceeds and Tax Benefits	19,613	235
Cash Dividends Paid	(11,499)	(11,041)
Net Cash Provided by Financing Activities	19,507	10,498
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(12)	(2,692)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(133,507)	(193,194)
CASH AND CASH EQUIVALENTS, Beginning	156,075	209,639
CASH AND CASH EQUIVALENTS, Ending	$22,568	$16,445

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair statement of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The year-end condensed balance sheet data was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton Corporation (the Company), adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to fairly present the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature, except as otherwise noted.

Interim results are not necessarily indicative of results for a full year. The information included in these consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto which were included in our latest Annual Report on Form 10-K.

2. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012 with earlier adoption permitted. The amendments in the ASU should be applied prospectively. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The amendments do not change the measurement of impairment losses. This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. Management does not expect adoption of this ASU to have a material impact on the Company’s results of operations, financial position or cash flow.

3. Acquisitions

On December 7, 2012, Briggs & Stratton Representação de Motores e Produtos de Força do Brasil Ltda., a wholly-owned subsidiary of the Company, acquired all of the common stock of Companhia Caetano Branco (“Branco”) of Sao Jose dos Pinhais, Brazil for a total cash consideration of $59.6 million, net of cash acquired. Branco is a leading brand in the Brazilian light power equipment market with a broad range of outdoor power equipment used primarily in light commercial applications. Its products, including generators, water pumps, light construction equipment and diesel engines, are sold through its independent network of over 1,200 dealers throughout Brazil. As of March 31, 2013, the Company recorded a preliminary purchase price based on initial estimates of fair value. The preliminary purchase price allocation resulted in the recognition of $15.3 million of goodwill, of which $4.6 million and $10.7 million were allocated to the Engines segment and Products segment, respectively, and $24.0 million of intangible assets, including $14.6 million of customer relationships and $9.4 million of tradenames.

The results of operations of Branco have been included in the Consolidated Condensed Statements of Operations since the date of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of the acquisition are not material to the Company's results of operations or financial position.

4. Assets Held for Sale

At March 31, 2013 and at July 1, 2012, the Company had $5.3 million and $10.4 million, respectively, included in Assets Held for Sale in its Consolidated Condensed Balance Sheets. As of March 31, 2013, Assets Held for Sale consisted of certain assets related to the Ostrava, Czech Republic production facility. As of July 1, 2012, Assets Held for Sale consisted of certain assets related to the Ostrava, Czech Republic and Jefferson, Wisconsin production facilities. Prior to its closure, the Ostrava, Czech Republic facility manufactured small engines. The Company recorded sales of these engines within its Engines Segment. Prior to the closure of the Jefferson, Wisconsin facility, portable generator and pressure washer products were manufactured, marketed and sold by the Company within its Products Segment.

In the first quarter of fiscal 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant. In the third quarter of fiscal 2013, the Company entered into an agreement to sell the Ostrava, Czech Republic facility. Subsequent to the end of the third quarter of fiscal 2013, the Company completed the sale of the Ostrava, Czech Republic facility.
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

Workforce reductions associated with the Company's restructuring initiatives impacted approximately 1,250 regular and temporary employees globally.

In the first quarter of fiscal 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant. In the third quarter of fiscal 2013, the Company entered into an agreement to sell the Ostrava, Czech Republic facility. Subsequent to the end of the third quarter of fiscal 2013, the Company completed the sale of the Ostrava, Czech Republic facility.

The Company reports restructuring charges associated with manufacturing and related initiatives as costs of goods sold within the Consolidated Condensed Statements of Operations. Restructuring charges reflected as costs of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments and accelerated depreciation relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented. The Company reports all other non-manufacturing related restructuring charges as engineering, selling, general and administrative expenses on the Consolidated Condensed Statements of Operations. The Company recorded pre-tax charges of $6.6 million ($5.4 million after tax or $0.11 per diluted share) and $18.4 million ($13.0 million after tax or $0.27 per diluted share) during the three and nine months ended March 31, 2013, respectively, related to the restructuring actions. The Engines Segment recorded $5.4 million and $10.8 million of pre-tax restructuring charges during the third quarter and first nine months of fiscal 2013, respectively. The Products Segment recorded $1.2 million and $7.6 million of pre-tax restructuring charges during the third quarter and first nine months of fiscal 2013, respectively.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines Segment restructuring activities for the nine month period ended March 31, 2013 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at July 1, 2012	$2,227	$3,344	$5,571
Provisions	1,444	9,337	10,781
Cash Expenditures	(3,187)	(1,795)	(4,982)
Other Adjustments (1)	—	(8,310)	(8,310)
Reserve Balance at March 31, 2013	$484	$2,576	$3,060
(1) Other adjustments includes $2.3 million of accelerated depreciation, $1.9 million of pension curtailment charges, and $4.1 million of foreign currency translation primarily recognized in connection with the substantial liquidation of the Company's investment in the Ostrava, Czech Republic entity.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products Segment restructuring activities for the nine month period ended March 31, 2013 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at July 1, 2012	$942	$445	$1,387
Provisions	225	7,399	7,624
Cash Expenditures	(1,009)	(4,336)	(5,345)
Other Adjustments (2)	—	(3,463)	(3,463)
Reserve Balance at March 31, 2013	$158	$45	$203
(2) Other adjustments includes $2.9 million of asset impairments and $0.5 million of accelerated depreciation.

6. Earnings Per Share

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

Information on earnings per share is as follows (in thousands except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Net Income	$38,516	$39,937	$21,354	$37,414
Less: Earnings Allocated to Participating Securities	(1,117)	(48)	(562)	(254)
Net Income Available to Common Shareholders	$37,399	$39,889	$20,792	$37,160
Weighted Average Shares Outstanding	47,336	48,882	47,126	49,323
Diluted Average Shares Outstanding	47,709	49,857	47,291	50,264
Basic Earnings Per Share	$0.79	$0.82	$0.44	$0.75
Diluted Earnings Per Share	$0.78	$0.80	$0.44	$0.74

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Options to Purchase Shares of Common Stock (in thousands)	1,590	3,575	1,590	4,041
Weighted Average Exercise Price of Options Excluded	$34.13	$27.94	$34.13	26.59

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. On August 8, 2012, the Board of Directors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended March 31, 2013, the Company repurchased 1,216,325 shares on the open market at an average price of $18.96 per share as compared to 1,459,243 shares purchased on the open market at an average price of $15.55 per share during the nine months ended April 1, 2012.

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Components of Net Periodic Expense:
Service Cost	$3,166	$3,443	$89	$102
Interest Cost on Projected Benefit Obligation	12,276	14,317	1,199	1,687
Expected Return on Plan Assets	(18,873)	(19,174)	—	—
Amortization of:
Transition Obligation	2	2	—	—
Prior Service Cost (Credit)	47	725	(897)	(959)
Actuarial Loss	8,666	4,623	1,881	2,295
Net Periodic Expense	$5,284	$3,936	$2,272	$3,125

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Components of Net Periodic Expense:
Service Cost	$10,138	$10,328	$268	$307
Interest Cost on Projected Benefit Obligation	37,878	42,952	3,596	5,062
Expected Return on Plan Assets	(56,958)	(57,522)	—	—
Amortization of:
Transition Obligation	6	6	—	—
Prior Service Cost (Credit)	319	2,174	(2,692)	(2,877)
Actuarial Loss	26,155	13,870	5,644	6,884
Net Curtailment Loss	1,914	—	—	—
Net Periodic Expense	$19,452	$11,808	$6,816	$9,376

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

The Company expects to make benefit payments of $3.0 million attributable to its non-qualified pension plans during fiscal 2013. During the first nine months of fiscal 2013, the Company made payments of approximately $2.3 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $19.8 million for its other postretirement benefit plans during fiscal 2013. During the first nine months of fiscal 2013, the Company made payments of $14.7 million for its other postretirement benefit plans.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Subsequent to filing the Company's Annual Report on Form 10-K for the fiscal year ended July 1, 2012, the Company learned of the final interest rates published by the Internal Revenue Service used to calculate minimum pension contributions under the MAP-21 Act. During the first nine months of fiscal 2013, the Company made cash contributions of $29.4 million to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will make no further required minimum contributions to the qualified pension plan during the remainder of fiscal 2013. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.4 million and $5.2 million for the three and nine months ended March 31, 2013, respectively. For the three and nine months ended April 1, 2012, stock based compensation expense was $0.9 million and $4.5 million, respectively.

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

The Company enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Japanese Yen, Australian Dollars, Mexican Pesos or Canadian Dollars. These contracts generally do not have a maturity of more than twenty-four months.

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

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of March 31, 2013 and July 1, 2012, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		March 31, 2013	July 1, 2012
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	85,000	85,000
Foreign Currency:
Australian Dollar	Sell	12,884	28,258
Canadian Dollar	Sell	2,000	—
Mexican Peso	Sell	9,145	—
Euro	Sell	58,000	53,500
Japanese Yen	Buy	905,000	695,000
Commodity:
Natural Gas (Therms)	Buy	3,525	5,614
Aluminum (Metric Tons)	Buy	24	24

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Consolidated Condensed Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	March 31, 2013	July 1, 2012
Interest rate contracts
Other Long-Term Liabilities	$(2,566)	$(2,341)
Foreign currency contracts
Other Current Assets	1,133	1,888
Other Long-Term Assets	224	24
Accrued Liabilities	(1,903)	(452)
Other Long-Term Liabilities	(52)	—
Commodity contracts
Other Current Assets	120	14
Other Long-Term Assets	16	—
Accrued Liabilities	(6,054)	(8,510)
Other Long-Term Liabilities	(652)	—
	$(9,734)	$(9,377)

The effect of derivatives designated as hedging instruments on the Consolidated Condensed Statements of Operations is as follows (in thousands):

	Three months ended March 31, 2013
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$203	Net Sales	$—	$—
Foreign currency contracts - sell	1,952	Net Sales	(12)	—
Foreign currency contracts - buy	(16)	Cost of Goods Sold	(786)	—
Commodity contracts	(528)	Cost of Goods Sold	(3,207)	—
	$1,611		$(4,005)	$—

	Three months ended April 1, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$28	Net Sales	$—	$—
Foreign currency contracts - sell	(1,830)	Net Sales	1,364	—
Foreign currency contracts - buy	—	Cost of Goods Sold	26	—
Commodity contracts	1,951	Cost of Goods Sold	(3,400)	4
	$149		$(2,010)	$4

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine months ended March 31, 2013
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(137)	Net Sales	$—	$—
Foreign currency contracts - sell	118	Net Sales	77	—
Foreign currency contracts - buy	(278)	Cost of Goods Sold	(859)	—
Commodity contracts	1,267	Cost of Goods Sold	(7,591)	—
	$970		$(8,373)	$—

	Nine months ended April 1, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(485)	Net Sales	$—	$—
Foreign currency contracts - sell	922	Net Sales	1,302	—
Foreign currency contracts - buy	—	Cost of Goods Sold	(31)	—
Commodity contracts	(3,390)	Cost of Goods Sold	(4,641)	(18)
	$(2,953)		$(3,370)	$(18)

During the next twelve months, the estimated net amount of losses on cash flow hedges as of March 31, 2013 expected to be reclassified into earnings is $4.2 million.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and July 1, 2012 (in thousands):

		Fair Value Measurements Using
	March 31, 2013	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,493	$—	$1,493	$—
Liabilities:
Derivatives	$11,227	$—	$11,227	$—
	July 1, 2012	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,926	$—	$1,926	$—
Liabilities:
Derivatives	$11,303	$—	$11,303	$—

The fair value for Level 2 measurements are based upon the respective quoted market prices for comparable instruments in active markets, which include current market pricing for forward purchases of commodities, foreign currency forwards, and current interest rates.

The estimated fair value of the Company's Senior Notes at March 31, 2013 and July 1, 2012 was $258.4 million and $241.0 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver and Short-Term Debt approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at March 31, 2013 and July 1, 2012 due to the short-term nature of these instruments.
11. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Products at the time of sale. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Nine Months Ended
	March 31, 2013	April 1, 2012
Beginning Balance	$46,013	$45,995
Payments	(20,455)	(19,994)
Provision for Current Year Warranties	21,209	23,377
Changes in Estimates	(472)	(3,847)
Ending Balance	$46,295	$45,531

12. Income Taxes

The effective tax rates for the third quarter and first nine months of fiscal 2013 were 27.6% and 27.5%, respectively, compared to 20.4% and 13.4% in same respective periods last year. The tax rate for the third quarter was primarily driven by the reenactment of the U.S. federal research & development and other credits in the amount of $1.0 million and foreign tax credits in the amount of $0.5 million which were partially offset by additional taxes of $1.0 million due to non-deductible expenses related to the Ostrava plant closure. The effective rate for the first nine months of fiscal 2013 was driven by the aforementioned credits and non-deductible expenses and non-deductible acquisition costs increasing the tax expense by $0.5 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effective tax rate for the third quarter of fiscal 2012 was primarily driven by a net benefit of $3.3 million related to Ostrava plant restructuring charges incurred during that quarter. The effective rate for the first nine months of fiscal 2012 was driven by the aforementioned restructuring charges and a net benefit of $5.0 million due to the settlement of U.S. audits and the expiration of a non-U.S. statute of limitation period during fiscal 2012.

For the nine months ended March 31, 2013, the Company's unrecognized tax benefits increased by $0.2 million, of which $0.1 million impacted the current effective tax rate.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2009 and is currently under audit by U.S. federal authorities for fiscal 2010 and 2011 in addition to various state jurisdictions. With respect to the Company's major foreign jurisdictions, it is no longer subject to tax examinations before fiscal 2002.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

14. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
NET SALES:
Engines	$451,921	$498,009	$890,631	$987,486
Products	231,532	281,271	602,323	731,969
Inter-Segment Eliminations	(46,194)	(59,183)	(107,609)	(154,114)
Total *	$637,259	$720,097	$1,385,345	$1,565,341
* International sales included in net sales based on product shipment destination	$166,722	$203,276	$453,335	$529,709
GROSS PROFIT:
Engines	$100,981	$100,320	$181,980	$186,555
Products	26,546	27,246	63,798	81,675
Inter-Segment Eliminations	(739)	(454)	1,793	(1,184)
Total	$126,788	$127,112	$247,571	$267,046
INCOME (LOSS) FROM OPERATIONS:
Engines	$57,058	$55,051	$48,574	$51,875
Products	(199)	(1,153)	(11,787)	1,717
Inter-Segment Eliminations	(739)	(454)	1,793	(1,184)
Total	$56,120	$53,444	$38,580	$52,408

Pre-tax restructuring charges included in gross profit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN GROSS PROFIT:
Engines	$5,409	$9,943	$7,346	$9,943
Products	1,236	9,821	7,624	9,821
Total	$6,645	$19,764	$14,970	$19,764

Pre-tax restructuring charges included in income from operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN INCOME FROM OPERATIONS:
Engines	$5,409	$9,943	$10,781	$9,943
Products	1,236	9,821	7,624	9,821
Total	$6,645	$19,764	$18,405	$19,764

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

15. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	March 31, 2013	July 1, 2012
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	35,350	—
	$260,350	$225,000

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

The Senior Notes and Revolver contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of March 31, 2013, the Company was in compliance with these covenants.

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

	March 31, 2013 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$35,350	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of March 31, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$2,186	$907	$19,475	$—	$22,568
Accounts Receivable, Net	261,089	99,112	43,119	—	403,320
Intercompany Accounts Receivable	9,018	3,810	49,790	(62,618)	—
Inventories, Net	193,435	201,234	68,779	—	463,448
Deferred Income Tax Asset	27,162	17,802	1,248	—	46,212
Assets Held for Sale	—	—	5,347	—	5,347
Prepaid Expenses and Other Current Assets	8,410	6,387	5,002	—	19,799
Total Current Assets	$501,300	$329,252	$192,760	$(62,618)	$960,694
OTHER ASSETS:
Goodwill	$128,300	$64,544	$27,973	$—	$220,817
Investments	19,891	—	—	—	19,891
Investments in Subsidiaries	577,911	—	—	(577,911)	—
Intercompany Note Receivable	62,457	59,595	21,672	(143,724)	—
Debt Issuance Costs	4,957	—	—	—	4,957
Other Intangible Assets, Net	—	81,847	28,159	—	110,006
Long-Term Deferred Income Tax Asset	108,044	—	24	(47,564)	60,504
Other Long-Term Assets, Net	5,419	2,411	1,255	—	9,085
Total Other Assets	$906,979	$208,397	$79,083	$(769,199)	$425,260
PLANT AND EQUIPMENT, NET	217,822	46,900	17,967	—	282,689
TOTAL ASSETS	$1,626,101	$584,549	$289,810	$(831,817)	$1,668,643

CURRENT LIABILITIES:
Accounts Payable	$105,993	$57,416	$18,878	$—	$182,287
Intercompany Accounts Payable	36,460	5,292	20,866	(62,618)	—
Short-Term Debt	—	—	2,100	—	2,100
Accrued Liabilities	135,740	21,431	13,004	—	170,175
Total Current Liabilities	$278,193	$84,139	$54,848	$(62,618)	$354,562
OTHER LIABILITIES:
Accrued Pension Cost	$232,342	$485	$42	$—	$232,869
Accrued Employee Benefits	23,494	—	—	—	23,494
Accrued Postretirement Health Care Obligation	68,475	16,368	—	—	84,843
Intercompany Note Payable	64,404	—	79,320	(143,724)	—
Deferred Income Tax Liabilities	—	47,564	—	(47,564)	—
Other Long-Term Liabilities	16,670	12,264	1,418	—	30,352
Long-Term Debt	260,350	—	—	—	260,350
Total Other Liabilities	$665,735	$76,681	$80,780	$(191,288)	$631,908
TOTAL SHAREHOLDERS’ INVESTMENT:	682,173	423,729	154,182	(577,911)	682,173
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,626,101	$584,549	$289,810	$(831,817)	$1,668,643

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of July 1, 2012

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$133,108	$5,375	$17,592	$—	$156,075
Accounts Receivable, Net	102,997	97,009	23,990	—	223,996
Intercompany Accounts Receivable	45,407	7,593	69,096	(122,096)	—
Inventories, Net	149,863	224,642	59,179	—	433,684
Deferred Income Tax Asset	25,630	17,699	1,198	—	44,527
Assets Held for Sale	—	4,000	6,404	—	10,404
Prepaid Expenses and Other Current Assets	28,660	11,412	2,742	—	42,814
Total Current Assets	$485,665	$367,730	$180,201	$(122,096)	$911,500
OTHER ASSETS:
Goodwill	$128,300	$64,544	$11,920	$—	$204,764
Investments	22,163	—	—	—	22,163
Investments in Subsidiaries	556,958	—	—	(556,958)	—
Intercompany Note Receivable	22,650	36,987	11,137	(70,774)	—
Debt Issuance Costs	5,717	—	—	—	5,717
Other Intangible Assets, Net	—	83,242	3,825	—	87,067
Long-Term Deferred Income Tax Asset	108,003	—	2	(41,054)	66,951
Other Long-Term Assets, Net	4,813	2,733	1,274	—	8,820
Total Other Assets	$848,604	$187,506	$28,158	$(668,786)	$395,482
PLANT AND EQUIPMENT, NET	230,253	53,105	17,891	—	301,249
TOTAL ASSETS	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

CURRENT LIABILITIES:
Accounts Payable	$85,839	$44,829	$20,485	$—	$151,153
Intercompany Accounts Payable	56,674	26,661	38,761	(122,096)	—
Short-Term Debt	—	—	3,000	—	3,000
Accrued Liabilities	108,079	28,706	14,971	—	151,756
Total Current Liabilities	$250,592	$100,196	$77,217	$(122,096)	$305,909
OTHER LIABILITIES:
Accrued Pension Cost	$295,862	$464	$68	$—	$296,394
Accrued Employee Benefits	25,035	—	—	—	25,035
Accrued Postretirement Health Care Obligation	73,575	16,267	—	—	89,842
Intercompany Note Payable	41,147	—	29,627	(70,774)	—
Deferred Income Tax Liabilities	—	41,054	—	(41,054)	—
Other Long-Term Liabilities	21,341	11,485	1,255	—	34,081
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$681,960	$69,270	$30,950	$(111,828)	$670,352
TOTAL SHAREHOLDERS’ INVESTMENT:	631,970	438,875	118,083	(556,958)	631,970
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$429,762	$199,734	$77,891	$(70,128)	$637,259
Cost of Goods Sold	335,570	180,847	57,537	(70,128)	503,826
Restructuring Charges	5,354	997	294	—	6,645
Gross Profit	88,838	17,890	20,060	—	126,788
Engineering, Selling, General and Administrative Expenses	41,603	18,642	10,423	—	70,668
Equity in Income from Subsidiaries	(8,274)	—	—	8,274	—
Income (Loss) from Operations	55,509	(752)	9,637	(8,274)	56,120
Interest Expense	(4,679)	—	(38)	—	(4,717)
Other Income, Net	2,036	24	(254)	—	1,806
Income (Loss) before Income Taxes	52,866	(728)	9,345	(8,274)	53,209
Provision (Credit) for Income Taxes	14,350	(332)	675	—	14,693
Net Income (Loss)	$38,516	$(396)	$8,670	$(8,274)	$38,516
Comprehensive Income (Loss)	$49,116	$(272)	$8,585	$(8,313)	$49,116
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended April 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$463,323	$247,241	$95,522	$(85,989)	$720,097
Cost of Goods Sold	365,386	219,150	74,674	(85,989)	573,221
Restructuring Charges	267	8,189	11,308	—	19,764
Gross Profit	97,670	19,902	9,540	—	127,112
Engineering, Selling, General and Administrative Expenses	44,262	20,963	8,443	—	73,668
Equity in Income from Subsidiaries	156	—	—	(156)	—
Income (Loss) from Operations	53,252	(1,061)	1,097	156	53,444
Interest Expense	(4,760)	(7)	(44)	—	(4,811)
Other Income, Net	871	(5)	700	—	1,566
Income (Loss) before Income Taxes	49,363	(1,073)	1,753	156	50,199
Provision (Credit) for Income Taxes	9,426	(474)	1,310	—	10,262
Net Income (Loss)	$39,937	$(599)	$443	$156	$39,937
Comprehensive Income (Loss)	$47,008	$(668)	$2,372	$(1,704)	$47,008

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended March 31, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$843,473	$516,262	$212,207	$(186,597)	$1,385,345
Cost of Goods Sold	677,715	467,866	163,820	(186,597)	1,122,804
Restructuring Charges	7,074	7,387	509	—	14,970
Gross Profit	158,684	41,009	47,878	—	247,571
Engineering, Selling, General and Administrative Expenses	122,362	53,265	29,929	—	205,556
Restructuring Charges	3,435	—	—	—	3,435
Equity in Income from Subsidiaries	(8,596)	—	—	8,596	—
Income (Loss) from Operations	41,483	(12,256)	17,949	(8,596)	38,580
Interest Expense	(13,677)	(3)	(122)	—	(13,802)
Other Income, Net	4,251	178	231	—	4,660
Income (Loss) before Income Taxes	32,057	(12,081)	18,058	(8,596)	29,438
Provision (Credit) for Income Taxes	10,703	(4,487)	1,868	—	8,084
Net Income (Loss)	$21,354	$(7,594)	$16,190	$(8,596)	$21,354
Comprehensive Income (Loss)	$64,977	$(7,972)	$20,105	$(12,133)	$64,977
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended April 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$928,028	$637,814	$250,532	$(251,033)	$1,565,341
Cost of Goods Sold	757,396	569,435	202,733	(251,033)	1,278,531
Restructuring Charges	267	8,189	11,308	—	19,764
Gross Profit	170,365	60,190	36,491	—	267,046
Engineering, Selling, General and Administrative Expenses	125,802	57,845	30,991	—	214,638
Equity in Income from Subsidiaries	(3,484)	—	—	3,484	—
Income (Loss) from Operations	48,047	2,345	5,500	(3,484)	52,408
Interest Expense	(13,801)	(28)	(116)	—	(13,945)
Other Income, Net	3,280	160	1,309	—	4,749
Income (Loss) before Income Taxes	37,526	2,477	6,693	(3,484)	43,212
Provision (Credit) for Income Taxes	112	1,067	4,619	—	5,798
Net Income (Loss)	$37,414	$1,410	$2,074	$(3,484)	$37,414
Comprehensive Income (Loss)	$40,254	$818	$(1,552)	$734	$40,254

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(135,858)	$17,333	$44,746	$—	$(73,779)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(19,924)	(4,861)	(1,516)	—	(26,301)
Proceeds Received from Disposition of Plant and Equipment	44	5,664	997	—	6,705
Cash Investment in Subsidiary	(18,195)	—	18,195	—	—
Payments for Acquisitions, Net of Cash Acquired	—	—	(59,627)	—	(59,627)
Net Cash Provided by (Used in) Investing Activities	(38,075)	803	(41,951)	—	(79,223)
Cash Flows from Financing Activities:
Repayments on Short-Term Debt	—	—	(900)	—	(900)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	57,954	(22,604)	—	—	35,350
Treasury Stock Purchases	(23,057)	—	—	—	(23,057)
Stock Option Exercise Proceeds and Tax Benefits	19,613	—	—	—	19,613
Cash Dividends Paid	(11,499)	—	—	—	(11,499)
Net Cash Provided by (Used in) Financing Activities	43,011	(22,604)	(900)	—	19,507
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(12)	—	(12)
Net Increase (Decrease) in Cash and Cash Equivalents	(130,922)	(4,468)	1,883	—	(133,507)
Cash and Cash Equivalents, Beginning	133,108	5,375	17,592	—	156,075
Cash and Cash Equivalents, Ending	$2,186	$907	$19,475	$—	$22,568

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended April 1, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(86,668)	$(54,687)	$(25,332)	$—	$(166,687)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(26,152)	(3,996)	(1,667)	—	(31,815)
Proceeds Received from Disposition of Plant and Equipment	121	50	4	—	175
Cash Investment in Subsidiary	2,141	—	(2,141)	—	—
Payments for Acquisitions, Net of Cash Acquired	—	—	(2,673)	—	(2,673)
Net Cash Used in Investing Activities	(23,890)	(3,946)	(6,477)	—	(34,313)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(11,621)	57,621	—	—	46,000
Debt Issuance Costs	(2,007)	—	—	—	(2,007)
Treasury Stock Purchases	(22,689)	—	—	—	(22,689)
Stock Option Exercise Proceeds and Tax Benefits	235	—	—	—	235
Cash Dividends Paid	(11,041)	—	—	—	(11,041)
Net Cash Provided by (Used in) Financing Activities	(47,123)	57,621	—	—	10,498
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(2,692)	—	(2,692)
Net Increase (Decrease) in Cash and Cash Equivalents	(157,681)	(1,012)	(34,501)	—	(193,194)
Cash and Cash Equivalents, Beginning	158,672	1,372	49,595	—	209,639
Cash and Cash Equivalents, Ending	$991	$360	$15,094	$—	$16,445

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following is management’s discussion and analysis of the Company’s financial condition and results of operations for the periods included in the accompanying consolidated condensed financial statements:

RESULTS OF OPERATIONS

NET SALES

Consolidated net sales for the third quarter of fiscal 2013 were $637.3 million, a decrease of $82.8 million or 11.5% from the third quarter of fiscal 2012

Engines Segment fiscal 2013 third quarter net sales were $451.9 million, which was $46.1 million or 9.3% lower than the third quarter of fiscal 2012. This decrease in net sales was driven by reduced shipments of engines used primarily on walk and ride equipment in European and North American markets as OEM customers manage inventory levels due to a later start to warmer spring weather. Net sales were also lower due to unfavorable foreign exchange of $5.4 million primarily due to a decrease in the value of the Euro in fiscal 2013. These decreases in net sales were partially offset by the timing of generator engine replenishment sales in the U.S. following the recent hurricane season.

Products Segment fiscal 2013 third quarter net sales were $231.5 million, a decrease of $49.7 million or 17.7% from the third quarter of fiscal 2012. The decrease in net sales was primarily related to our decision to exit the sale of lawn and garden equipment through national mass retailers. In addition, sales of lawn and garden equipment and pressure washers decreased in North America from last year as a result of a later start to the spring selling season and decreased in international markets due to continued drought conditions in parts of Australasia. The net sales decrease was partially offset by net sales from the acquisition of Branco that were in line with expectations.

For the first nine months of fiscal 2013, consolidated net sales were $1.385 billion, a decrease of $180.0 million or 11.5% when compared to the same period a year ago.

Engines Segment net sales for the first nine months of fiscal 2013 were $890.6 million, which was $96.9 million or 9.8% lower than the same period a year ago. This decrease in net sales was primarily driven by reduced shipments of engines used on snow thrower equipment in the North American markets as well as lower sales to OEM customers for the European and Australasian markets. European markets were off considerably given macroeconomic issues and unfavorable weather conditions. Australasia markets were off due to a significant lack of rainfall in highly populated areas. In addition, sales were lower in fiscal 2013 due to an unfavorable mix of engines sold that reflected proportionately lower sales of large engines, and unfavorable foreign exchange of $9.7 million primarily related to the Euro.

Products Segment net sales for the first nine months of fiscal 2013 were $602.3 million, a decrease of $129.6 million or 17.7% from the same period a year ago. The decrease in net sales was primarily due to lower sales volumes of snow equipment due to significantly below average snowfall in North America and reduced sales of lawn and garden equipment resulting from prolonged drought conditions in the United States and Australasia. In addition, the decrease in net sales was impacted by our decision to exit the sale of lawn and garden equipment through national mass retailers. The decrease in net sales was partially offset by higher shipments of portable and standby generators in the North American market.

GROSS PROFIT PERCENTAGE

Included in consolidated gross profit were pre-tax charges of $6.6 million and $15.0 million during the third quarter and first nine months of fiscal 2013, respectively, related to previously announced restructuring actions to close the Ostrava, Czech Republic and Newbern, Tennesee manufacturing facilities and the Auburn, Alabama plant consolidation. The Engines Segment and Products Segment recorded $5.4 million and $1.2 million, respectively, of pre-tax restructuring charges within gross profit during the third quarter of fiscal 2013, and $7.3 million and $7.6 million, respectively, for the first nine months of fiscal 2013. During the third quarter and first nine months of fiscal 2012, the Engines Segment recorded pre-tax restructuring charges of $9.9 million and the Products Segment recorded restructuring charges of $9.8 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of gross profit by segment, as reported, to adjusted gross profit by segment, excluding restructuring charges.

	Three Months Ended		Nine Months Ended
	March 31, 2013	April 1, 2012	March 31, 2013	April 1, 2012
Engines
Engines Net Sales	$451,921	$498,009	$890,631	$987,486

Engines Gross Profit as Reported	$100,981	$100,320	$181,980	$186,555
Restructuring Charges	5,409	9,943	7,346	9,943
Adjusted Engines Gross Profit (1)	$106,390	$110,263	$189,326	$196,498

Engines Gross Profit % as Reported	22.3%	20.1%	20.4%	18.9%
Adjusted Engines Gross Profit % (1)	23.5%	22.1%	21.3%	19.9%

Products
Products Net Sales	$231,532	$281,271	$602,323	$731,969

Products Gross Profit as Reported	$26,546	$27,246	$63,798	$81,675
Restructuring Charges	1,236	9,821	7,624	9,821
Adjusted Products Gross Profit (1)	$27,782	$37,067	$71,422	$91,496

Products Gross Profit % as Reported	11.5%	9.7%	10.6%	11.2%
Adjusted Products Gross Profit % (1)	12.0%	13.2%	11.9%	12.5%

Inter-Segment Eliminations	(739)	(454)	1,793	(1,184)
Adjusted Gross Profit (1)	$133,433	$146,876	$262,541	$286,810

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

The consolidated gross profit percentage was 19.9% in the third quarter of fiscal 2013, up from 17.7% in the same period last year.

The Engines Segment gross profit percentage was 22.3% in the third quarter of fiscal 2013, higher than the 20.1% in the third quarter of fiscal 2012. Excluding restructuring charges of $5.4 million, adjusted gross profit percentage in the third quarter of fiscal 2013 was 23.5%, an increase of approximately 140 basis points compared to the third quarter of fiscal 2012. The adjusted gross profit percentage was favorably impacted by 3.6% due to lower manufacturing costs, partially offset by 1.2% due to unfavorable foreign exchange and by 1% due to unfavorable absorption of fixed manufacturing costs as a result of a 4% reduction in engines built. The lower manufacturing costs resulted from $3.4 million of cost savings as a result of restructuring actions initiated in fiscal 2012, lower material costs, and start-up costs incurred in fiscal 2012 associated with launching our phase III emissions compliant engines.

The Products Segment gross profit percentage was 11.5% for the third quarter of fiscal 2013, up from 9.7% in the third quarter of fiscal 2012. Excluding restructuring charges of $1.2 million, adjusted gross profit percentage for the third quarter of 2013 was 12.0%, which was approximately 120 basis points lower compared to the third quarter of

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

fiscal 2012. The adjusted gross profit percentage decreased 3.4% due to unfavorable absorption associated with a 35% decrease in production in order to control inventory levels. This decrease was partially offset by a benefit of 1.7% due to cost savings of $4.0 million as a result of restructuring actions initiated in fiscal 2012.

The consolidated gross profit percentage for the first nine months of fiscal 2013 was 17.9%, up from 17.1% during the first nine months of fiscal 2012.

The Engines Segment gross profit percentage was 20.4% for the first nine months of fiscal 2013, higher than the 18.9% for the first nine months in fiscal 2012. Excluding restructuring charges of $7.3 million, adjusted Engines Segment gross profit percentage for the first nine months of 2013 was 21.3%, which was approximately 140 basis points higher compared to the first nine months of fiscal 2012. The adjusted gross profit percentage was favorably impacted by 3.4% due to lower manufacturing costs, partially offset by 1% due to unfavorable foreign exchange and by 1% due to unfavorable absorption of fixed manufacturing costs as a result of a 5% reduction in engines built. The lower manufacturing costs resulted from $8.1 million of cost savings as a result of restructuring actions initiated in fiscal 2012, lower material costs, and start-up costs incurred in fiscal 2012 associated with launching our phase III emissions compliant engines.

The Products Segment gross profit percentage was 10.6% for the first nine months of fiscal 2013, lower from 11.2% for the first nine months in fiscal 2012. Excluding restructuring charges of $7.6 million, adjusted gross profit percentage for the first nine months 2013 was 11.9%, which was approximately 60 basis points lower compared to the first nine months of fiscal 2012. The adjusted gross profit percentage decreased 2.6% due to unfavorable absorption associated with a 43% decrease in production volume in order to control inventory levels. This was partially offset by a 1.8% benefit due to cost savings of $11.1 million as a result of restructuring actions. We reduced production volumes in the first nine months of fiscal 2013 in order to manage inventory levels in response to a decline in near-term market demand. The McDonough, Georgia manufacturing facility was temporarily idled for four weeks in the second quarter of fiscal 2013 to reduce inventory levels in response to a decline in market demand for snow and lawn and garden products and to re-tool the plant for new products to be launched for the spring season.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $70.7 million in the third quarter of fiscal 2013, a decrease of $3.0 million or 4.1% from the third quarter of fiscal 2012. The decrease in the current year was primarily attributable to lower compensation costs of $3.2 million as a result of the previously announced global salaried employee reduction and reduced selling expenses, which was partially offset by $0.6 million of increased pension expense compared to the same period last year.

Engineering, selling, general and administrative expenses were $205.6 million for the first nine months of fiscal 2013, a decrease of $9.1 million or 4.2% from the first nine months of fiscal 2012. The decrease in the current year was primarily attributable to lower compensation costs of $9.6 million as a result of the previously announced global salaried employee reduction and reduced selling expenses, which was partially offset by $2.7 million of increased pension expense compared to the same period last year.

INTEREST EXPENSE

Interest expense was lower compared to the prior year periods by $0.1 million for both the third quarter and first nine months of fiscal 2013.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter and the first nine months of fiscal 2013 was 27.6% and 27.5% respectively, compared to 20.4% and 13.4% for the same respective periods last year. The tax rate for the third quarter of fiscal 2013 is lower than the 35% statutory U.S. rate due to the reenactment of the U.S. federal research and development and other credits in the amount of $1.0 million and foreign tax credits in the amount of $0.5 million, which were partially offset by additional taxes of $1.0 million due to non-deductible expenses related to the Ostrava, Czech Republic plant closing. The effective tax rate for the first nine months of fiscal 2013 was lower than the 35% statutory U.S. rate due to the aforementioned credits and non-deductible expenses and non-deductible acquisition costs increasing the tax expense by $0.5 million. The effective rate for the third quarter of fiscal 2012 was lower as a result of recording a net benefit of $3.3 million related to Ostrava plant restructuring charges

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

incurred during that quarter. The effective tax rate for the first nine months of fiscal 2012 was impacted by the aforementioned restructuring charges and a net benefit of $5.0 million related to the settlement of U.S. audits and the expiration of a non-U.S. statute of limitation period during fiscal 2012.

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

The Company's execution of its previously announced restructuring actions remains largely on schedule. In the third quarter of fiscal 2013, the Company entered into an agreement to sell the Ostrava, Czech Republic manufacturing facility. The transaction closed early in the fourth fiscal quarter. The Company continues to make progress towards finalizing its exit from the Newbern, Tennessee manufacturing facility and the move of horizontal engine manufacturing from its Auburn, Alabama plant to China.

Pre-tax restructuring costs for the third quarter and first nine months of fiscal 2013 were $6.6 million ($5.4 million after tax or $0.11 per diluted share) and $18.4 million ($13.0 million after tax or $0.27 per diluted share), respectively, of which $6.6 million and $15.0 million, respectively, were included in gross profit as previously mentioned.

The total estimated pre-tax expense related to restructuring actions in fiscal 2013 is expected to be $20 million to $22 million. In addition, the Company continues to anticipate pre-tax savings associated with restructuring actions of $32 million to $37 million in fiscal 2013 and $40 million to $45 million in fiscal 2014 as compared to 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first nine months of fiscal 2013 were $73.8 million compared to $166.7 million in the first nine months of fiscal 2012. The improvement in operating cash flows was primarily related to lower working capital needs in the most recent period associated with less of an increase of receivables and inventory compared to the same period last year.

Cash flows used in investing activities were $79.2 million and $34.3 million during the first nine months of fiscal 2013 and fiscal 2012, respectively. The $44.9 million increase in cash used in investing activities was primarily related to $59.6 million of cash payments made for the acquisition of Branco, partially offset by $5.5 million of lower additions to plant and equipment compared to the same period one year ago and $6.7 million of proceeds received on disposition of plant and equipment in fiscal 2013, primarily associated with the sale of the dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to the Ostrava, Czech Republic plant.

Cash flows provided by financing activities were $19.5 million and $10.5 million during the first nine months of fiscal 2013 and fiscal 2012, respectively. The $9.0 million increase in cash provided by financing activities was primarily

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

attributable to an increase of $19.4 million of stock option exercise proceeds in fiscal 2013, partially offset by $10.7 million of lower net borrowings on the revolver compared to the same period a year ago.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver replaced the amended and restated multicurrency credit agreement dated as of July 12, 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. Borrowings under the Revolver were $35.4 million and zero as of March 31, 2013 and July 1, 2012, respectively.

On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. On August 8, 2012 the Board of Directors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended March 31, 2013, the Company repurchased 1,216,325 shares on the open market at an average price of $18.96 per share.

The Company expects capital expenditures to be approximately $45 million to $50 million in fiscal 2013. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

During the first nine months of fiscal 2013, the Company made cash contributions of $29.4 million to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will make no further required minimum contributions to the qualified pension plan during the remainder of fiscal 2013. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of March 31, 2013, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2013.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2013.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
December 31, 2012 to January 26, 2013	44,124	$21.16	44,124	$40,542,914
January 27, 2013 to February 24, 2013	44,538	23.78	44,538	39,483,800
February 25, 2013 to March 31, 2013	74,538	24.55	74,538	37,653,892
Total Third Quarter	163,200	$23.42	163,200	$37,653,892

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	May 8, 2013	/s/ David J. Rodgers
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Income, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements