Form 10-K
period 2013-06-30
BRIGGS & STRATTON CORP
filed 2013-08-27
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $770.1 million based on the reported last sale price of such securities as of December 28, 2012, the last business day of the most recently completed second fiscal quarter.
Number of Shares of Common Stock Outstanding at August 23, 2013: 47,854,686.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting to be held on October 16, 2013.

BRIGGS & STRATTON CORPORATION
FISCAL 2013 FORM 10-K
Cautionary Statement on Forward-Looking Statements
This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions; the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; and other factors disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K and in the Company's periodic reports on Form 10-Q.

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
Through its wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC, Briggs & Stratton is also a leading designer, manufacturer and marketer of generators, pressure washers, snow throwers, lawn and garden powered equipment (primarily riding mowers) and related service parts and accessories.
The Company conducts its operations in two reportable segments: Engines and Products. Further information about Briggs & Stratton’s business segments is contained in Note 8 of the Notes to Consolidated Financial Statements.
The Company’s internet address is www.basco.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its Internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. Charters of the Audit, Compensation, Finance, Nominating and Governance Committees, Corporate Governance Guidelines, Stock Ownership Guidelines and code of business conduct and ethics contained in the Briggs & Stratton Business Integrity Manual are available on the Company’s website and are available in print to any shareholder upon request to the Corporate Secretary. The information contained on and linked from the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
Engines Segment
General
Briggs & Stratton manufactures four-cycle aluminum alloy gasoline engines with displacements ranging from 125 to 993 cubic centimeters through its Engines segment. The Company’s engines are used primarily by the lawn and garden equipment industry, which accounted for 84% of the Engines segment's fiscal 2013 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 16% of engine sales to OEMs in fiscal 2013 were for use on products for industrial, construction, agricultural and other consumer applications that include portable and standby generators, pumps and pressure washers. Many retailers specify the Company's engines on the power equipment they sell and the Briggs & Stratton logo is often featured prominently on a product because of the appeal and reputation of the brand.
In fiscal 2013 approximately 30% of the Engines segment net sales were derived from sales in international markets, primarily to customers in Europe. The Company serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries and offices in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, India, Italy, Japan, Mexico, New Zealand, Poland, Russia, South Africa, Sweden and the United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More information about our foreign operations is in Note 8 of the Notes to Consolidated Financial Statements.
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
Customers
The Company's engine sales are primarily to OEMs. The Company's three largest external engine customers in fiscal years 2013, 2012 and 2011 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Deere & Company. Engines segment sales to the top three customers combined were 48%, 45% and 47% of Engines segment sales in fiscal 2013, 2012 and 2011, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements.
The Company believes that in fiscal 2013 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the Company attempts to recover increases in commodity costs through increased pricing.
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
In order to efficiently use its capital investments and meet seasonal demand for engines, the Company pursues a relatively balanced production schedule throughout the year. The schedule is adjusted to reflect changes in estimated demand, customer inventory levels and other matters outside the control of the Company. Accordingly, inventory levels generally increase during the first and second fiscal quarters in anticipation of customer demand. Inventory levels begin to decrease as sales increase in the third fiscal quarter. This seasonal pattern results in high inventories and low cash flow for the Company in the first, second and the beginning of the third fiscal quarters. The pattern generally results in higher cash flow in the latter portion of the third fiscal quarter and in the fourth fiscal quarter as inventories are liquidated and receivables are collected.

Manufacturing
The Company manufactures engines and parts at the following locations: Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff, Missouri; Wauwatosa, Wisconsin; and Chongqing, China. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin.
During fiscal 2012, pursuant to the Company's previously disclosed plan, the Engines segment ceased manufacturing operations at the Ostrava, Czech Republic plant, shifting production to its Murray, Kentucky facility.
In August 2012, the Company completed the sale of a land parcel adjacent to its Ostrava, Czech Republic plant. In April 2013, the Company completed the sale of the Ostrava, Czech Republic facility.
In April 2012, the Company announced that production of horizontal shaft engines made in the Auburn, Alabama plant would move to the Company's existing production facility in Chongqing, China or be sourced from third parties in Southeast Asia. Production of the horizontal shaft engines at the Auburn plant is expected to cease in the second quarter of fiscal 2014. The Auburn plant continues to produce V-Twin engines used in riding mowers and other outdoor power applications.
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
Products Segment
General
Products segment’s ("Products") principal product lines include portable and standby generators, pressure washers, snow throwers and lawn and garden power equipment. Products sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers. The Company sells its lawn and garden products and standby generators primarily through an independent dealer network and sells its pressure washers and portable generators primarily through the U.S. mass retail channel.
The Products segment product lines are marketed under its own brands such as Briggs & Stratton, Snapper, Simplicity, Ferris, Snapper Pro, Murray, Branco, and Victa as well as other brands such as Craftsman, GE, and Troy-Bilt.
In April 2012, the Company announced that beginning in fiscal 2013, it would no longer pursue placement of lawn and garden products at national mass retailers. The Engines segment continues to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products segment continues to focus on innovative, higher margin products that are sold through its independent dealer network and regional retailers. The Company also continues to sell pressure washers and portable and standby generators through the U.S. mass retail channel.
In December 2012, the Company acquired all of the common stock of Companhia Caetano Branco (“Branco”) of Sao Jose dos Pinhais, Brazil, a leading brand in the Brazilian light power equipment market with a broad range of outdoor power equipment used primarily in light commercial applications. Its products, including generators, water pumps, light construction equipment and diesel engines, are sold through its independent network of over 1,200 dealers throughout Brazil.
Products has a network of independent dealers worldwide for the sale and service of snow throwers, standby generators and lawn and garden powered equipment. To support its international business, Products has leveraged the existing Briggs & Stratton worldwide distribution network.

Customers
Historically, Products’ major customers have been Lowe’s, Sears and The Home Depot. Sales to these three customers combined were 28%, 26% and 27% of Products segment net sales in fiscal 2013, 2012 and 2011, respectively. Other U.S. customers include Wal-Mart, Tractor Supply Inc., and a network of independent dealers.
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
Manufacturing
Products’ manufacturing facilities are located in McDonough, Georgia; Munnsville, New York; Wauwatosa, Wisconsin; and Sydney, Australia. Products also purchases certain powered equipment under contract manufacturing agreements.
During fiscal 2012, pursuant to the Company's previously disclosed plan, Products ceased manufacturing operations at the Newbern, Tennessee facility and moved production to its McDonough, Georgia facility.
In April 2012, the Company announced that it was evaluating alternatives with respect to manufacturing, assembling or sourcing cost effective portable generators beyond 2012. The Company manufactured portable generators in Auburn through the spring of calendar 2013.
In August 2012, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin.
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
For the fiscal years ended June 30, 2013, July 1, 2012 and July 3, 2011, the Company spent approximately $18.5 million, $19.8 million and $19.5 million, respectively, on research activities relating to the development of new products or the improvement of existing products.

In April 2012, the Company announced that it would reduce its salaried workforce by approximately 10%. The Company implemented these salaried workforce reductions during fiscal 2012 and fiscal 2013. Workforce reductions associated with this 10% reduction and the Company's manufacturing footprint reductions impacted approximately 1,250 regular and temporary employees globally.
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
The average number of persons employed by the Company during fiscal 2013 and fiscal 2012 was 6,146 and 6,709, respectively. Employment in fiscal 2013 ranged from a high of 6,396 in July 2012 to a low of 5,980 in June 2013.
Export Sales
Export sales for fiscal 2013, 2012 and 2011 were $334.9 million (18% of net sales), $392.7 million (19% of net sales), and $428.0 million (20% of net sales), respectively. These sales were principally to customers in European countries.
Refer to Note 8 of the Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 15 of the Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

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
In fiscal 2013, our three largest customers accounted for 35% of our consolidated net sales. The loss of a significant portion of the business of one or more of these key customers would significantly impact our net sales and profitability.
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
In fiscal 2013, we derived approximately 30% of our consolidated net sales from international markets, primarily Europe. Weak economic conditions in Europe could reduce our sales and currency fluctuations could adversely affect our sales or profit levels in U.S. dollar terms.
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
Currently, approximately 11% of our workforce is represented by labor unions. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position.
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
The terms of the indenture for the 6.875% Senior Notes due December 2020 (the "Senior Notes") do not fully prohibit us from incurring substantial additional debt in the future and our revolving credit facilities permit additional borrowings, subject to certain conditions. If incremental debt is added to our current debt levels, the related risks we now face could intensify.
We expect to obtain the money to pay our expenses and to pay the principal and interest on the outstanding Senior Notes, the credit facilities and other debt primarily from our operations or by refinancing part of our existing debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including the revolving credit facilities and our indentures, may restrict us from adopting certain of these alternatives.

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
General worldwide economic conditions have experienced volatility in recent years due to the sequential effects of the subprime lending crisis, general credit market crisis, sovereign debt crisis, collateral effects on the finance and banking industries, increased energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they may cause U.S. and foreign OEMs and consumers to slow spending on our products. We cannot predict the timing or duration of any economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the specific end markets we serve. If the consumer and commercial lawn and garden markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be materially and adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.
The ongoing European sovereign debt crisis has caused disruption in global financial markets and may continue to cause economic disruptions, particularly if it leads to any future sovereign debt defaults and/or significant bank failures or defaults in the Eurozone. Despite certain stabilization measures taken by the European Union, the European Central Bank and the International Monetary Fund, yields on government bonds of certain European countries have remained volatile and credit ratings of most European countries have been downgraded by certain of the major rating agencies. The market disruptions in the Eurozone could intensify or spread further, particularly if ongoing stabilization efforts prove insufficient. Continued economic turmoil in the Eurozone could have a significant negative impact on us, both directly through our own global exposures and indirectly due to a decline in general global economic conditions. Further, the effects of the European sovereign debt crisis could be even more significant if they lead to a partial or complete break-up of the European Monetary Union (EMU). The partial or full break-up of the EMU would be unprecedented and its impact highly uncertain. The exit of one or more countries from the EMU or the dissolution of the EMU could lead to redenomination of obligations of obligors in exiting countries. Any such exit and redenomination would cause significant uncertainty with respect to outstanding obligations of counterparties and debtors in any exiting country, whether sovereign or otherwise, and lead to complex, lengthy litigation. The resulting uncertainty and market stress could also cause, among other things, severe disruption to equity markets, significant increases in bond yields generally, potential failure or default of financial institutions, including those of systemic importance, a significant decrease in global liquidity, a freeze-up of global credit markets and worldwide recession. There can be no assurance that the various steps we have taken to protect our business, results of operations and financial condition against the concerns related to the European sovereign debt crisis and/or the partial or full break-up of the EMU will be sufficient.
We have a material amount of goodwill and intangible assets. Goodwill was written-down in fiscal 2013 and 2011. Other intangible assets were written down in fiscal 2013. If we determine that goodwill and other intangible assets have become further impaired in the future, net income in such years may be adversely affected.
At June 30, 2013, goodwill and other intangible assets represented approximately 16.3% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. As discussed in Note 6 of our financial statements included in Item 8 of this report, we recorded pre-tax non-cash goodwill impairment charges of $71.3 million and $49.5 million in fiscal years 2013 and 2011, respectively. No goodwill impairment charge was recorded in fiscal 2012. In addition, as discussed in Note 6 of our financial statements included in Item 8 of this report, we recorded a pre-tax non-cash intangible asset impairment charge of $18.8 million in fiscal year 2013. No intangible asset impairment charges were recorded in fiscal 2012 or 2011. The impairments were determined as part of the fair value assessments of goodwill and other intangible assets. Any additional write-down of our goodwill or intangible assets could materially adversely affect our results of operations.
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
We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. As of June 30, 2013, our pension plans were underfunded by approximately $153 million. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.
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
The loss of certain of our suppliers or interruption of production at certain suppliers from adverse financial conditions, work stoppages, equipment failures or other unfavorable events would adversely affect our ability to obtain raw materials and other inputs used in the manufacturing process. Our cost of purchasing raw materials and other inputs used in the manufacturing process could be higher and could temporarily affect our ability to produce sufficient quantities of our products, which could harm our financial condition, results of operations and competitive position.

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
The Company maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As the Company’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 6.6 million square feet, of which 58% is owned. Facilities outside of the United States occupy approximately 834 thousand square feet, of which 32% is owned. Certain of the Company’s facilities are leased through operating and capital lease agreements. See Note 9 to the Consolidated Financial Statements for information on the Company’s operating and capital leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of June 30, 2013:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing, office and warehouse	Owned and Leased	Engines
McDonough, Georgia	Manufacturing, office and warehouse	Owned and Leased	Products
Statesboro, Georgia	Manufacturing, office and warehouse	Owned and Leased	Engines
Murray, Kentucky	Manufacturing, office and warehouse	Owned and Leased	Engines
Poplar Bluff, Missouri	Manufacturing, office and warehouse	Owned and Leased	Engines
Munnsville, New York	Manufacturing and office	Owned	Products
Sherrill, New York	Warehouse	Leased	Products
Dyersburg, Tennessee	Warehouse	Leased	Products
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines, Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Products, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office and warehouse	Leased	Engines, Products
Sydney, Australia	Manufacturing and office	Leased	Products
Curitiba, Brazil	Office and warehouse	Leased	Engines, Products
Mississauga, Canada	Office and warehouse	Leased	Products
Chongqing, China	Manufacturing, office and warehouse	Owned	Engines
Shanghai, China	Office and warehouse	Leased	Engines, Products
Queretaro, Mexico	Office and warehouse	Leased	Engines, Products
Nijmegen, Netherlands	Distribution and office	Leased	Engines

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On March 19, 2010, plaintiffs filed a complaint in the Ontario Superior Court of Justice in Canada (Robert Foster et al. v. Sears Canada, Inc. et al., Court File No. 766-2010) against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines. On May 3, 2010, other plaintiffs filed a complaint in the Montreal Superior Court in Canada (Eric Liverman, et al. v. Deere & Company, et al., Court File No. 500-06-000507-109). Both proceedings are based on various theories of Canadian law and seek unspecified damages.
On June 27, 2013, the Company entered into a Canadian Lawnmower Class Action National Settlement Agreement (“Settlement”) that, if given final court approval, will resolve all of the Canadian class actions. Other parties to the Settlement are Electrolux Canada Corp., Electrolux Home Products Inc., John Deere Limited, Deere & Company, Husqvarna Canada Corp., Husqvarna Consumer Outdoor Products N.A., Inc., Kohler Canada Co. Kohler Co., The Toro Company (Canada), Inc. and The Toro Company (collectively with the Company referred to below as the “Settling Defendants”). As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. If finally approved, the Settlement will resolve all horsepower claims brought by all persons in Canada who purchased lawn mowers in Canada during the class period, defined as January 1, 1994 through December 31, 2012, except certain specified persons.
As part of the Settlement, the Settling Defendants as a group agreed to pay an aggregate amount of CAD $4.2 million. The monetary contribution of each of the Settling Defendants is confidential. The Courts in Ontario and Quebec will hold hearings to consider motions to approve the form of notice of the settlement approval hearing and (in the case of Ontario) to grant certification of the action as to the Settling Defendants for settlement purposes. A subsequent settlement approval motion will be conducted in the Ontario Court, which, if granted and after the running of the 30 day appeal period, would terminate the involvement of the Settling Defendants in the proceedings. As a result of the pending Settlement, the Company recorded a total charge of US $1.9 million in the fourth quarter of fiscal 2013 representing the total of the Company's monetary portion of the Settlement. The amount has been included in engineering, selling, general and administrative expenses on the Statement of Operations for the fiscal year ended June 30, 2013.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

Executive Officers of the Registrant

Name, Age, Position	Business Experience for At Least Past Five Years
TODD J. TESKE, 48 Chairman, President and Chief Executive Officer (1)(2)
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

RANDALL R. CARPENTER, 56 Vice President – Marketing
Mr. Carpenter was elected to his current position effective September 2009. He served as Vice President – Marketing since May 2007. He was previously Vice President Marketing and Product Development for Royal Appliance Manufacturing from 2005 to 2007. He was an Independent Marketing Consultant from 2004 to 2005.

DAVID G. DEBAETS, 50 Vice President – North American Operations (Engines Group)	Mr. DeBaets was elected to his current position effective September 2007. He served as Vice President and General Manager – Large Engine Division since April 2000.

ROBERT F. HEATH, 65 Vice President, General Counsel and Secretary	Mr. Heath was elected to his current position effective February 2010. He previously was elected as Secretary January 2002. He has served as Vice President and General Counsel since January 2001.

ANDREA L. GOLVACH, 42 Vice President – Treasurer
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

HAROLD L. REDMAN, 48 Senior Vice President and President – Products Group
Mr. Redman was elected to his current position in October 2010. He previously served as Senior Vice President and President – Home Power Products Group since September 2009 after serving as Vice President and President – Home Power Products Group since May 2006. He also served as Senior Vice President – Sales & Marketing – Simplicity Manufacturing, Inc. since July 1995.

WILLIAM H. REITMAN, 57 Senior Vice President – Business Development & Customer Support
Mr. Reitman was elected to his current position effective October 2010 after previously serving as Senior Vice President – Sales & Customer Support since September 2007. He previously served as Senior Vice President – Sales & Marketing since May 2006, and Vice President – Sales & Marketing since October 2004. He also served as Vice President – Marketing since November 1995.

Name, Age, Position	Business Experience for At Least Past Five Years
DAVID J. RODGERS, 42 Senior Vice President and Chief Financial Officer
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

THOMAS R. SAVAGE, 65 Senior Vice President – Corporate Development	Mr. Savage was elected to his current position effective September 1, 2011. He previously served as Senior Vice President – Administration since 1997.

JOSEPH C. WRIGHT, 54 Senior Vice President and President – Engines Group
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

EDWARD J. WAJDA, 53 Senior Vice President and General Manager – International
Mr. Wajda was elected to his current position effective September 2013. He was elected as an executive officer in January 2011 and served as Vice President and General Manager – International from July 2008 to August 2013. Prior to joining Briggs & Stratton, he held the position of Senior Vice President – Global Medical Vehicle Group for Oshkosh Corporation, a manufacturer of security vehicles and bodies for access equipment, defense, fire and emergency and commercial uses, since June 2006.

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
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or behalf of the Company of its common stock during the quarterly period ended June 30, 2013.

2013 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2013 to April 28, 2013	85,588	$23.35	85,588	$35,655,412
April 29, 2013 to May 26, 2013	89,695	22.81	89,695	33,609,469
May 27, 2013 to June 30, 2013	155,078	21.00	155,078	30,352,831
Total Fourth Quarter	330,361	$22.10	330,361	$30,352,831
(1) On August 10, 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an original expiration of June 30, 2013. On August 8, 2012, the Board of Directors authorized up to an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants.
Five-year Stock Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) at the close of business on June 30, 2008 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2013(1)	2012(2)	2011(3)	2010(4)	2009(5)
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
NET SALES	$1,862,498	$2,066,533	$2,109,998	$2,027,872	$2,092,189
GROSS PROFIT	329,140	336,725	398,316	379,935	333,679
PROVISION (CREDIT) FOR INCOME TAXES	(18,484)	867	7,699	12,458	8,437
NET INCOME (LOSS)	(33,657)	29,006	24,355	36,615	31,972
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	(0.73)	0.58	0.49	0.73	0.64
Diluted	(0.73)	0.57	0.48	0.73	0.64
PER SHARE OF COMMON STOCK:
Cash Dividends	0.48	0.44	0.44	0.44	0.77
Shareholders’ Investment	$14.16	$12.91	$14.85	$13.10	$14.01
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	47,172	48,965	49,677	49,668	49,572
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	47,172	49,909	50,409	50,064	49,725
OTHER DATA
SHAREHOLDERS’ INVESTMENT	$667,938	$631,970	$737,943	$650,577	$694,684
LONG-TERM DEBT	225,000	225,000	225,000	—	281,104
CAPITAL LEASES	—	133	571	1,041	1,807
TOTAL ASSETS	1,447,551	1,608,231	1,666,218	1,690,057	1,619,023
PLANT AND EQUIPMENT	1,019,355	1,026,845	1,016,892	979,898	991,682
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	287,195	301,249	329,225	337,763	360,175
PROVISION FOR DEPRECIATION	52,290	60,297	59,920	62,999	63,981
EXPENDITURES FOR PLANT AND EQUIPMENT	44,878	49,573	59,919	44,443	43,027
WORKING CAPITAL	$584,226	$605,591	$634,356	$342,132	$561,431
Current Ratio	3.1 to 1	3.0 to 1	2.8 to 1	1.6 to 1	2.9 to 1
NUMBER OF EMPLOYEES AT YEAR-END	5,980	6,321	6,716	6,362	6,847
NUMBER OF SHAREHOLDERS AT YEAR-END	3,153	3,184	3,289	3,453	3,509
QUOTED MARKET PRICE:
High	$25.52	$20.81	$24.18	$24.26	$21.51
Low	$16.20	$12.36	$16.50	$12.89	$11.13

(1)
In fiscal 2013, the Company had goodwill and tradename impairment charges of $62.0 million after-tax, or $1.30 per diluted share, restructuring charges of $15.5 million after-tax, or $0.33 per diluted share, and a litigation settlement of $1.2 million after-tax, or $0.03 per diluted share.

(2)	In fiscal 2012, the Company had restructuring charges of $28.8 million after-tax, or $0.58 per diluted share.

(3)
In fiscal 2011, the Company had a goodwill impairment charge of $34.3 million after-tax, or $0.68 per diluted share, restructuring charges of $2.2 million after-tax, or $0.04 per diluted share, and debt redemption costs of $2.4 million after-tax, or $0.05 per diluted share.

(4)
In fiscal 2010, the Company had a litigation settlement of $18.7 million after-tax, or $0.37 per diluted share. Included in working capital as of June 27, 2010 was a Current Maturity of Long-Term Debt of $203.5 million.

(5)	In fiscal 2009, the Company had restructuring charges of $3.5 million after-tax, or $0.07 per diluted share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
The following table provides a summary of financial results, including information presented as a percentage of net sales (in thousands):

	For the Fiscal Years Ended
	June 30, 2013		July 1, 2012		July 3, 2011
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Net Sales	$1,862,498	100.0%	$2,066,533	100.0%	$2,109,998	100.0%
Cost of Goods Sold	1,514,597	81.3%	1,685,048	81.5%	1,711,682	81.1%
Restructuring Charges	18,761	1.0%	44,760	2.2%	—	—%
Gross Profit	329,140	17.7%	336,725	16.3%	398,316	18.9%
Engineering, Selling, General and Administrative Expenses	276,188	14.8%	290,381	14.1%	297,113	14.1%
Restructuring Charges	3,435	0.2%	5,107	0.2%	3,537	0.2%
Goodwill and Tradename Impairment	90,080	4.8%	—	—%	49,450	2.3%
Income (Loss) from Operations	(40,563)	(2.2)%	41,237	2.0%	48,216	2.3%
Interest Expense	(18,519)	(1.0)%	(18,542)	(0.9)%	(23,318)	(1.1)%
Other Income, Net	6,941	0.4%	7,178	0.3%	7,156	0.3%
Income (Loss) Before Income Taxes	(52,141)	(2.8)%	29,873	1.4%	32,054	1.5%
Provision (Credit) for Income Taxes	(18,484)	(1.0)%	867	—%	7,699	0.4%
Net Income (Loss)	$(33,657)	(1.8)%	$29,006	1.4%	$24,355	1.2%
FISCAL 2013 COMPARED TO FISCAL 2012
Net Sales
Consolidated net sales for fiscal 2013 were $1.9 billion, a decrease of $204.0 million or 9.9% when compared to the same period a year ago.
Engines segment net sales for fiscal 2013 were $1.2 billion, which was $120.3 million or 9.2% lower than the same period a year ago. This decrease in net sales was primarily driven by reduced shipments of engines used on walk, ride and snow equipment in the North American market as well as lower sales to OEM customers for the European and Australasian markets. Shipments to European markets decreased due to macroeconomic issues and unfavorable weather conditions. Shipments to Australasian markets decreased due to a significant lack of rainfall in highly populated areas. In addition, sales were lower in fiscal 2013 due to an unfavorable mix of engines sold that reflected proportionately lower sales of large engines and unfavorable foreign exchange of $11.6 million primarily related to the Euro.
Products segment net sales for fiscal 2013 were $805.5 million, a decrease of $146.7 million or 15.4% from the same period a year ago. Approximately $90 million of the net sales decrease resulted from our decision to exit the sale of lawn and garden equipment through national mass retailers. The remaining decrease was primarily due to lower sales volumes of snow equipment due to significantly below average snowfall in North America and reduced sales of lawn and garden equipment resulting from drought conditions in the United States and Australasia. The decrease in net sales was partially offset by higher shipments of portable and standby generators in the North American market.

Gross Profit Percentage

The consolidated gross profit percentage was 17.7% in fiscal 2013, up from 16.3% in the same period last year.

Included in consolidated gross profit were pre-tax charges of $18.8 million during fiscal 2013 related to previously announced restructuring actions to close the Ostrava, Czech Republic and Newbern, Tennesee manufacturing facilities and the Auburn, Alabama plant consolidation. The Engines segment and Products segment recorded $9.0 million and $9.8 million, respectively, of pre-tax restructuring charges within gross profit during fiscal 2013. During fiscal 2012, the Engines segment and Products segment recorded pre-tax restructuring charges within gross profit of $14.3 million and $30.5 million, respectively.

The following table is a reconciliation of gross profit by segment, as reported, to adjusted gross profit by segment, excluding restructuring charges.

	For the Fiscal Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
Engines
Engines Net Sales	$1,189,674	$1,309,942	$1,399,532

Engines Gross Profit as Reported	$236,486	$250,323	$319,584
Restructuring Charges	9,008	14,257	—
Adjusted Engines Gross Profit (1)	$245,494	$264,580	$319,584

Engines Gross Profit % as Reported	19.9%	19.1%	22.8%
Adjusted Engines Gross Profit % (1)	20.6%	20.2%	22.8%

Products
Products Net Sales	$805,450	$952,110	$878,998

Products Gross Profit as Reported	$87,392	$86,193	$77,406
Restructuring Charges	9,753	30,503	—
Adjusted Products Gross Profit (1)	$97,145	$116,696	$77,406

Products Gross Profit % as Reported	10.9%	9.1%	8.8%
Adjusted Products Gross Profit % (1)	12.1%	12.3%	8.8%

Inter-Segment Eliminations	5,262	209	1,326
Adjusted Gross Profit (1)	$347,901	$381,485	$398,316

(1)
Adjusted gross profit is a non-GAAP financial measure. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges have on gross profit and facilitates comparisons between reporting periods and peer companies. While the Company believes that adjusted gross profit is useful supplemental information, such adjusted results are not intended to replace our Generally Accepted Accounting Principles’ (“GAAP”) financial results and should be read in conjunction with those GAAP results.

The Engines segment gross profit percentage for fiscal 2013 was 19.9%, which was slightly higher than the 19.1% in fiscal 2012. Adjusted gross profit percentage for 2013 was 20.6%, which was 0.4% higher compared to fiscal 2012. The adjusted gross profit percentage was favorably impacted by 1.5% due to lower manufacturing costs achieved through restructuring savings of $10.9 million and start-up costs incurred in fiscal 2012 associated with launching our phase III emissions compliant engines. Partially offsetting this improvement was a 9% reduction in engines built in fiscal 2013, which reduced absorption of fixed manufacturing costs and lowered the adjusted gross profit percentage by 1.3%. Lower material costs were mostly offset by reduced pricing, unfavorable foreign exchange and an unfavorable mix of engines sold.

The Products segment gross profit percentage for fiscal 2013 was 10.9%, which was higher than the 9.1% in fiscal 2012. The Products segment adjusted gross profit percentage for fiscal 2013 was 12.1%, which was 0.2% lower compared to the adjusted gross profit percentage for fiscal 2012. The adjusted gross profit percentage decreased by 3.1% due to unfavorable absorption associated with a 15% decrease in production volume. The McDonough, Georgia manufacturing facility shutdown days increased by nearly six weeks in fiscal 2013 compared to last year. This enabled the Products segment to achieve a reduction in inventory levels despite the challenge of reduced sales volumes caused by lower market demand. The unfavorable volume impact on gross profit percentage was partially offset by a 2.3% benefit due to achieving restructuring cost savings of $13.6 million and other efficiency improvements. The addition of sales from the Branco acquisition and favorable foreign exchange, primarily due to the Australian dollar, also increased the gross margin percentage in fiscal 2013.

Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses were $276.2 million in fiscal 2013, a decrease of $14.2 million or 4.9% from fiscal 2012.
The Engines segment engineering, selling, general and administrative expenses were $174.0 million in fiscal 2013, or $5.7 million lower compared to fiscal 2012. The decrease was primarily due to lower compensation costs of $8.4 million as a result of the previously announced reduction of 10% of the global salaried workforce and reduced selling costs in response to the softness in the global markets, partially offset by $2.8 million of increased pension expense compared to the same period last year. The fiscal 2013 engineering, selling, general and administrative expenses include a $1.9 million litigation settlement charge associated with a horsepower labeling case in Canada. The litigation charge is excluded from the Engine segment's adjusted income from operations.
The Products segment engineering, selling, general and administrative expenses were $102.2 million in fiscal 2013, a decrease of $8.4 million from fiscal 2012. The decrease was attributable to lower compensation costs which include a $2.5 million benefit from the previously announced global salaried employee reduction as well as reduced selling expenses in response to the softness in the global markets. These reductions were partially offset by the addition of expenses related to the Branco acquisition.
Goodwill and Other Intangible Asset Impairment
During the fourth quarter of fiscal 2013, the Company performed its annual impairment testing of goodwill and other intangible assets. Based on a combination of factors, predominantly driven by a slower than anticipated recovery of the North America lawn and garden market, the Company’s forecasted cash flow estimates used in the assessment of goodwill and other intangible assets were adversely impacted. As a result, the Company concluded that the carrying value amounts of the Products reporting unit exceeded its fair value as of June 30, 2013. The non-cash goodwill impairment charge recorded in the fourth quarter of fiscal 2013 was $71.3 million. In addition, the Company concluded that the carrying value amounts of a tradename within the Products reporting unit exceeded its fair value as of June 30, 2013. The non-cash intangible asset impairment charge recorded in the fourth quarter of fiscal 2013 was $18.8 million. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. No impairment charges were recorded within the Engines segment.
Restructuring Actions
In fiscal 2013, the Company made progress against its previously announced restructuring actions. The Company closed the sale of its Ostrava, Czech Republic manufacturing facility, has nearly completed all activities associated with exiting the Newbern, Tennessee manufacturing facility and continues to make progress towards moving horizontal engine manufacturing from its Auburn, Alabama plant to China. Also in fiscal 2013, the Company announced changes to its defined benefit pension plan that included freezing accruals for all non-bargaining employees within the pension plan effective January 1, 2014. This plan change resulted in the Company recognizing a pre-tax curtailment charge of $1.9 million in fiscal 2013. Pre-tax restructuring costs for fiscal 2013 were $22.2 million.
The following table is a reconciliation of income (loss) from operations by segment, as reported, to adjusted operating income (loss) by segment, excluding restructuring charges, goodwill and tradename impairment and litigation settlement.

	For the Fiscal Years Ended
	June 30, 2013	July 1, 2012	July 3, 2011
INCOME (LOSS) FROM OPERATIONS
Engines
Engines Income from Operations	$59,093	$66,559	$120,402
Restructuring Charges	12,443	18,314	559
Litigation Settlement	1,877	—	—
Adjusted Engines Income from Operations (1)	$73,413	$84,873	$120,961

Products
Products Income (Loss) from Operations	$(104,918)	$(25,531)	$(73,512)
Restructuring Charges	9,753	31,553	2,978
Goodwill and Tradename Impairment	90,080	—	49,450
Adjusted Products Income (Loss) from Operations (1)	$(5,085)	$6,022	$(21,084)

Inter-Segment Eliminations	5,262	209	1,326
Adjusted Income (Loss) from Operations (1)	$73,590	$91,104	$101,203

(1)
Adjusted income (loss) from operations is a non-GAAP financial measure. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, litigation settlements, and goodwill and tradename impairment have on income (loss) from operations and facilitates comparisons between reporting periods and peer companies. While the Company believes that adjusted income (loss) from operations is useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

Interest Expense
Interest expense for fiscal 2013 was $18.5 million, which was comparable to fiscal 2012.
Provision for Income Taxes
The effective tax rate for fiscal 2013 was 35.5% compared to 2.9% for the same period last year. The increase in the effective tax rate for fiscal 2013 compared to fiscal 2012 was primarily due to a net benefit of $5.6 million associated with restructuring charges incurred in connection with closing the Company's Ostrava manufacturing facility, a net benefit of $5.1 million due to the expiration of a non-U.S. statute of limitation period during fiscal 2012, and an additional tax expense of $5.6 million for a non-cash goodwill impairment charge in fiscal 2013.
FISCAL 2012 COMPARED TO FISCAL 2011

Net Sales
Consolidated net sales for fiscal 2012 were $2.1 billion, a decrease of $43.5 million, or 2.1% when compared to fiscal 2011.
Engines segment net sales for fiscal 2012 were $1.3 billion, which was lower by $89.6 million or 6.4% compared to fiscal 2011. This decrease in net sales was primarily driven by an 11% reduction in shipment volumes of engines to OEMs for lawn and garden products in the North American and European markets due to drought conditions in North America and economic uncertainty in Europe leading to reduced consumer purchases of lawn and garden equipment and unfavorable foreign exchange of $8.7 million primarily related to the Euro. The decreases were partially offset by increased engine pricing, a favorable mix of product shipped that reflected proportionally larger volumes of units used on snow throwers and portable and standby generators.
Products segment net sales for fiscal 2012 were $952.1 million, an increase of $73.1 million or 8.3% from fiscal 2011. The increase in net sales was primarily due to increased shipments of portable and standby generators due to widespread power outages in the U.S. as a result of landed hurricane Irene and a subsequent snow storm on the United States East Coast earlier in the fiscal year, increased shipments of snow equipment after channel inventories were depleted from the prior selling season, improved pricing, a favorable mix of lawn and garden sales through the dealer channel and favorable foreign exchange of $2.3 million. These increases were partially offset by reduced shipment volumes of riding lawn and garden equipment domestically and reduced volume in the international markets. There were no landed hurricanes in fiscal 2011.
Gross Profit
The consolidated gross profit percentage was 16.3% in fiscal 2012, down from 18.9% in fiscal 2011.
Included in consolidated gross profit were pre-tax charges of $44.8 million during fiscal 2012 related to previously announced restructuring actions to close the Ostrava, Czech Republic and Newbern, Tennesee manufacturing facilities and the Auburn, Alabama plant consolidation. The Engines segment and Products segment recorded $14.3 million and $30.5 million, respectively, for fiscal 2012. There were no pre-tax restructuring charges included in gross profit for fiscal 2011.
The Engines segment gross profit percentage for fiscal 2012 was 19.1%, lower from 22.8% in fiscal 2011. Excluding restructuring charges of $14.3 million, adjusted gross profit percentage in fiscal 2012 was 20.2%, a decrease of approximately 260 basis points compared to fiscal 2011. The adjusted gross profit percentage was unfavorably impacted by 0.8% due to reduced absorption on a 13% reduction in production volumes, 0.5% from unfavorable foreign exchange, and 3.0% from higher manufacturing spending associated with rising commodity costs and start-up costs of $8.6 million associated with launching our Phase III emissions compliant engines. These reductions were partially offset by a 1.7% benefit due to improved engine pricing and a favorable mix of products sold.
The Products segment gross profit percentage for fiscal 2012 was 9.1%, up from 8.8% in fiscal 2011. Excluding restructuring charges of $30.5 million, adjusted gross profit percentage in fiscal 2012 was 12.3%, an increase of approximately 350 basis points compared to fiscal 2011. The adjusted gross profit percentage improved by 3.1% from increased pricing and a favorable mix of lawn and garden sales through the dealer channel, 1.5% due to production operational improvements of $13.9 million and 1.7% resulted from improved absorption on higher production volumes. This was offset by a decrease of 2.8% due to increased commodity costs.
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

Restructuring Actions
In January 2012, the Company announced plans to reduce manufacturing capacity through closure of its Newbern, Tennessee and Ostrava, Czech Republic plants as well as the reconfiguration of its plant in Poplar Bluff, Missouri. In April 2012, the Company announced plans to further reduce manufacturing costs through consolidation of its Auburn, Alabama manufacturing facility as well as the reduction of approximately 10% of the Company's salaried employees. During fiscal 2012, the Company completed manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic plants, carried out the reconfiguration of the Poplar Bluff, Missouri plant and implemented the salaried employee reductions. Pre-tax costs of all restructuring actions totaled $49.9 million in fiscal 2012.
Additionally, in fiscal 2012 the Company announced that, beginning in fiscal 2013, it would no longer pursue placement of lawn and garden products at national mass retailers. The Engines segment continues to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products segment continues to focus on innovative, higher margin products that are sold through the Company's network of Simplicity, Snapper and Ferris dealers and regional retailers. The Company also continues to sell pressure washers and portable and standby generators through the U.S. mass retail channel.
Interest Expense
For fiscal 2012, interest expense was $4.8 million lower compared to fiscal 2011 due to $3.9 million of pre-tax charges associated with the refinancing of Senior Notes in fiscal 2011, which did not recur in fiscal 2012, as well as lower average outstanding borrowings at slightly higher weighted average interest rates in fiscal 2012.
Provision for Income Taxes
The effective tax rate for fiscal 2012 was 2.9% compared to 24.0% reported for fiscal 2011. The decrease in the effective tax rate for fiscal 2012 compared to fiscal 2011 was primarily due to a net benefit of $5.6 million associated with restructuring charges incurred in connection with closing the Company's Ostrava plant facility and a net benefit of $5.1 million due to the expiration of a non-U.S. statute of limitation period during fiscal 2012 and the settlement of U.S. audits.
Liquidity and Capital Resources
FISCAL YEARS 2013, 2012 AND 2011
Net cash provided by operating activities was $161 million, $66 million and $157 million in fiscal 2013, 2012 and 2011, respectively.
Cash flows provided by operating activities for fiscal 2013 were $161 million compared to $66 million in fiscal 2012. The improvement in operating cash flows was primarily related to lower working capital needs in fiscal 2013 associated with lower levels of accounts receivable and inventory compared to the prior year.
Cash flows provided by operating activities for fiscal 2012 were $66 million compared to $157 million in fiscal 2011. The decrease in cash provided by operating activities was primarily related to a $32 million reduction in the decrease in accounts receivable compared to fiscal 2011, which was partly due to $19 million of delayed funding under the Company's dealer inventory financing facility with GE Capital Commercial Distribution Finance implemented in fiscal 2012, and cash contributions to the pension plan of $29 million in fiscal 2012.
Net cash used in investing activities was $92 million, $51 million and $60 million in fiscal 2013, 2012 and 2011, respectively. These cash flows include capital expenditures of $45 million, $50 million and $60 million in fiscal 2013, 2012 and 2011, respectively. The capital expenditures related primarily to reinvestment in equipment, capacity additions and new products. Further, in fiscal 2013, approximately $60 million of cash was used for the acquisition of Branco.
Net cash used in financing activities was $36 million, $63 million and $4 million in fiscal 2013, 2012 and 2011, respectively. In fiscal 2013, the Company repurchased treasury stock at a total cost of $30 million compared to $39 million treasury stock repurchases in fiscal 2012. There were no treasury stock repurchases in fiscal year 2011. Also in fiscal 2013, the Company received proceeds of $20 million from the exercise of stock options and made repayments totaling $3 million on short-term loans. In fiscal 2012, as disclosed in Note 10 of the Notes to Consolidated Financial Statements, the Company incurred $2 million of debt issuance costs associated with the refinancing of its revolving credit facility. In fiscal 2011, as disclosed in Note 10 of the Notes to Consolidated Financial Statements, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 15, 2020, the net proceeds of which were primarily used to redeem the $201 million outstanding principal amount of the 8.875% Senior Notes due March 15, 2011. The Company incurred $5 million of deferred financing costs in connection with the issuance of the 6.875% Senior Notes in fiscal 2011. The Company paid cash dividends on the common stock of $23 million in fiscal year 2013 and $22 million in each of fiscal years 2012 and 2011.
Given the Company's international operations, a portion of the Company's cash and cash equivalents are held in non-U.S. subsidiaries where its undistributed earnings are considered to be permanently reinvested. Generally, these would be subject to U.S. tax if repatriated. As of June 30, 2013, approximately $25 million of the Company's $188 million of cash and cash equivalents was held in non-U.S. subsidiaries.
Future Liquidity and Capital Resources
In December 2010, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 2020. Net proceeds were primarily used to redeem the remaining outstanding principal of the 8.875% Senior Notes due March 2011.
In October 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver replaced the Company's previous amended and restated multicurrency credit agreement dated as of July 12, 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. There were no borrowings under the Revolver as of June 30, 2013 and July 1, 2012.
In August 2012, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.11 per share to $0.12 per share on its common stock, payable on or after October 1, 2012 to shareholders of record at the close of business on August 20, 2012.
In August 2011, the Board of Directors of Briggs & Stratton authorized up to $50 million in funds for use in a common share repurchase program with an original expiration of June 30, 2013. In August 2012, the Board of Directors of Briggs & Stratton authorized an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During fiscal 2013 the Company repurchased 1,546,686 shares on the open market at an average price of $19.63 per share as compared to 2,409,972 shares purchased on the open market at an average price of $16.30 per share during fiscal 2012.
The Company expects capital expenditures to be approximately $50 to $55 million in fiscal 2014. These anticipated expenditures reflect the Company's plans to continue to reinvest in efficient equipment and innovative new products.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Based upon current regulations and actuarial studies, the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2014 or 2015. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of June 30, 2013, the Company was in compliance with these covenants.
Financial Strategy
Management believes that the value of the Company is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. Consequently, management’s first priority is to reinvest capital into physical assets and products that maintain or grow the global cost leadership and market positions that the Company has achieved, and drive the economic value of the Company. Management’s next financial objective is to identify strategic acquisitions or alliances that may enhance revenues and provide a higher economic return. Finally, management believes that when capital cannot be invested for returns greater than the cost of capital, the Company should return capital to the capital providers through dividends and/or share repurchases.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements. The Company’s significant contractual obligations include our debt agreements and certain employee benefit plans.
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of June 30, 2013 is as follows (in thousands):

	Total	Fiscal 2014	Fiscal 2015-2016	Fiscal 2017-2018	Thereafter
Long-Term Debt	$225,000	$—	$—	$—	$225,000
Interest on Long-Term Debt	99,904	15,469	30,938	30,938	22,559
Operating Leases	51,597	12,881	14,209	8,878	15,629
Purchase Obligations	109,495	89,790	19,705	—	—
Other Liabilities (a)	57,900	—	17,900	40,000	—
	$543,896	$118,140	$82,752	$79,816	$263,188
(a) Includes an estimate of future expected funding requirements related to our pension plans. Any further funding requirements for pension plans beyond fiscal 2018 cannot be estimated at this time. Because their future cash outflows are uncertain, liabilities for unrecognized tax benefits and other sundry items are excluded from the table above.
Critical Accounting Policies
The Company’s critical accounting policies are more fully described in Note 2 and Note 16 of the Notes to Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
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
As discussed in Note 6 to the Consolidated Financial Statements, the Company performed the annual impairment test on its Engines and Products reporting units as of June 30, 2013. The impairment testing performed by the Company at June 30, 2013 indicated that the estimated fair value of the Engines reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no further impairment existed. The estimated fair value of the Engines reporting unit was substantially in excess of its carrying value. However, the impairment analysis determined that the Products reporting unit had goodwill balances that were impaired. Therefore, the Company recognized a $71.3 million non-cash goodwill impairment charge during the fourth quarter of 2013. In fiscal 2012, no goodwill impairment existed. In fiscal 2011, the impairment analysis determined that the goodwill balance of the Products reporting unit was impaired. As a result, the Company recognized a $49.5 million non-cash goodwill impairment charge during fiscal 2011. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation. Other than management’s internal projections of future cash flows, the primary assumptions used in the impairment test were the weighted-average cost of capital and long-term growth rates.
The methods of assessing fair value for goodwill and tradename impairment purposes require significant judgments to be made by management. Although the Company’s cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to these businesses.

The growth rates and gross profit margins used for the terminal value calculations and the discount rates of the respective reporting units as of June 30, 2013 were as follows:

	Terminal Growth Rate	Terminal Gross Profit Margin	Discount Rate
Engines	3.0%	25.5%	9.6%
Products	3.0%	18.8%	11.8%

Changes in such estimates or the application of alternative assumptions could produce significantly different results.
Tradenames are not amortized. If impairment occurs, the impaired amount of the tradename is written off immediately. For purposes of the tradename impairment analysis, the Company performs its assessment of fair value based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The Company determines the fair value of each tradename by applying a royalty rate to a projection of net sales discounted using a risk adjusted cost of capital. The Company believes the relief-from-royalty method to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets. Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches and many other variables. Each royalty rate is based on profitability of the business to which it relates and observed market royalty rates.
As discussed in Note 6 to the consolidated financial statements, the Company performed the annual impairment test on its indefinite-lived intangible assets as of June 30, 2013. The impairment testing performed by the Company at June 30, 2013 indicated that the estimated fair value of a tradename in its Products reporting unit exceeded its corresponding carrying amount. Therefore, the Company recognized a $18.8 million non-cash impairment charge during the fourth quarter of 2013. In fiscal 2012 and 2011, no intangible asset impairments existed. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation.
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

Pension and Other Postretirement Plans
The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance, which is essential in the current volatile market. Actuarial valuations at June 30, 2013 used a discount rate of 5% and the determination of fiscal 2013 expense used an expected rate of return on plan assets of 8.50%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Moody’s Aa or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension service and interest costs by approximately $1.2 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension service and interest costs by approximately $2.3 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that our investment performance has been in the top decile compared to other plans. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders' investment and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.
The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At June 30, 2013 and July 1, 2012, the fair value of plan assets was less than the projected benefit obligation by approximately $153 million and $299 million, respectively.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2014 and 2015. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment freezes accruals for all non-bargaining employees effective January 1, 2014. The Company recorded a pre-tax curtailment charge of $1.9 million in fiscal 2013 related to the defined benefit plan change.
The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $2.3 million and would increase the service and interest cost by $0.1 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $2.5 million and decrease the service and interest cost by $0.1 million.
For pension and postretirement benefits, actuarial gains and losses are accounted for in accordance with U.S. GAAP. Refer to Note 16 of the Notes to the Consolidated Financial Statements for additional discussion.
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
Other Matters
Labor Agreement
The Labor Agreement with United Steelworkers Local 2-232 expired on July 31, 2013. This agreement covers 395 hourly employees in our Wauwatosa and Menomonee Falls, Wisconsin facilities. A proposal was rejected by membership on August 17, 2013. The Company and the union are in the process of scheduling more bargaining dates. At the present time we do not anticipate a work stoppage. The Company has a collective bargaining agreement with its remaining union workforce which expires during calendar 2016.
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

At June 30, 2013, the Company had the following forward foreign exchange contracts outstanding with the fair value (gains) losses shown (in thousands):

Hedge Currency	Notional Value	Fair Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	6,392	$5,798	U.S.	$(691)
Euro	31,000	$40,377	U.S.	$(660)
Japanese Yen	905,000	$9,137	U.S.	$747
Mexican Peso	3,345	$255	U.S.	$(10)
Fluctuations in currency exchange rates may also impact the shareholders’ investment in the Company. Amounts invested in the Company's non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Shareholders’ Investment decreased $0.6 million during fiscal 2013. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 30, 2013 was approximately $200.4 million.
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
Interest Rates
The Company is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions. On June 30, 2013, the Company had the following short-term loan outstanding (in thousands):

Currency	Amount	Weighted Average Interest Rate
U.S. Dollars	$300	3.86%
This loan has a variable interest rate. Assuming borrowings are outstanding for an entire year, an increase (decrease) of one percentage point in the weighted average interest rate would increase (decrease) interest expense by $3 thousand.

On June 30, 2013, long-term loans consisted of the following (in thousands):

Description	Amount	Maturity	Weighted Average Interest Rate
6.875% Senior Notes	$225,000	December 2020	6.875%
The Senior Notes carry a fixed rate of interest and are therefore not subject to market fluctuation.

The Company is also exposed to interest rate risk associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories through a third party financing source. The Company enters into interest rate swaps to manage a portion of this interest rate risk. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 1.17% to 1.60% for a notional principal amount of $95 million with expiration dates ranging from July 2017 to May 2019.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JUNE 30, 2013 AND JULY 1, 2012
(in thousands)

ASSETS	2013	2012
CURRENT ASSETS:
Cash and Cash Equivalents	$188,445	$156,075
Receivables, Less Reserves of $6,501 and $5,780, Respectively	190,800	223,996
Inventories:
Finished Products and Parts	306,104	319,977
Work in Process	96,751	107,632
Raw Materials	5,240	6,075
Total Inventories	408,095	433,684
Deferred Income Tax Asset	47,534	44,527
Assets Held for Sale	—	10,404
Prepaid Expenses and Other Current Assets	24,107	42,814
Total Current Assets	858,981	911,500
GOODWILL	147,352	204,764
INVESTMENTS	19,764	22,163
DEBT ISSUANCE COSTS, Net	4,710	5,717
OTHER INTANGIBLE ASSETS, Net	87,980	87,067
LONG-TERM DEFERRED INCOME TAX ASSET	27,544	66,951
OTHER LONG-TERM ASSETS, Net	14,025	8,820
PLANT AND EQUIPMENT:
Land and Land Improvements	15,947	18,263
Buildings	130,872	136,352
Machinery and Equipment	852,039	843,961
Construction in Progress	20,497	28,269
	1,019,355	1,026,845
Less - Accumulated Depreciation	732,160	725,596
Total Plant and Equipment, Net	287,195	301,249
	$1,447,551	$1,608,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JUNE 30, 2013 AND JULY 1, 2012
(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2013	2012
CURRENT LIABILITIES:
Accounts Payable	$143,189	$151,153
Short-Term Debt	300	3,000
Accrued Liabilities:
Wages and Salaries	35,163	44,756
Warranty	26,167	29,597
Accrued Postretirement Health Care Obligation	16,344	22,891
Other	53,592	54,512
Total Accrued Liabilities	131,266	151,756
Total Current Liabilities	274,755	305,909
ACCRUED PENSION COST	150,131	296,394
ACCRUED EMPLOYEE BENEFITS	23,458	25,035
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	72,695	89,842
ACCRUED WARRANTY	18,871	16,415
OTHER LONG-TERM LIABILITIES	14,703	17,666
LONG-TERM DEBT	225,000	225,000
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	77,004	81,723
Retained Earnings	1,042,917	1,099,859
Accumulated Other Comprehensive Loss	(224,928)	(322,704)
Treasury Stock at Cost, 9,901 and 9,663 Shares, Respectively	(227,634)	(227,487)
Total Shareholders’ Investment	667,938	631,970
	$1,447,551	$1,608,231

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

FOR THE FISCAL YEARS ENDED JUNE 30, 2013, JULY 1, 2012 AND JULY 3, 2011
(in thousands, except per share data)

	2013	2012	2011
NET SALES	$1,862,498	$2,066,533	$2,109,998
COST OF GOODS SOLD	1,514,597	1,685,048	1,711,682
RESTRUCTURING CHARGES	18,761	44,760	—
Gross Profit	329,140	336,725	398,316
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	276,188	290,381	297,113
RESTRUCTURING CHARGES	3,435	5,107	3,537
GOODWILL AND TRADENAME IMPAIRMENT	90,080	—	49,450
Income (Loss) from Operations	(40,563)	41,237	48,216
INTEREST EXPENSE	(18,519)	(18,542)	(23,318)
OTHER INCOME, Net	6,941	7,178	7,156
Income (Loss) Before Income Taxes	(52,141)	29,873	32,054
PROVISION (CREDIT) FOR INCOME TAXES	(18,484)	867	7,699
NET INCOME (LOSS)	$(33,657)	$29,006	$24,355
EARNINGS (LOSS) PER SHARE DATA:
Weighted Average Shares Outstanding	47,172	48,965	49,677
Basic Earnings (Loss) Per Share	$(0.73)	$0.58	$0.49
Diluted Average Shares Outstanding	47,172	49,909	50,409
Diluted Earnings (Loss) Per Share	$(0.73)	$0.57	$0.48

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

FOR THE FISCAL YEARS ENDED JUNE 30, 2013, JULY 1, 2012 AND JULY 3, 2011
(in thousands)

	2013	2012	2011
Net Income (Loss)	$(33,657)	$29,006	$24,355
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(617)	(13,487)	22,017
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax Provision (Benefit) of $2,428, ($3,301), and ($6,553), respectively	3,981	(5,411)	(10,742)
Unrecognized Pension & Postretirement Obligation, Net of Tax Provision (Benefit) of $57,591, ($38,537), and $40,878, respectively	94,412	(60,308)	63,936
Total Comprehensive Income (Loss)	64,119	(50,200)	99,566

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JUNE 30, 2013, JULY 1, 2012 AND JULY 3, 2011
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JUNE 27, 2010	$579	$80,353	$1,090,843	$(318,709)	$(202,489)	650,577
Net Income	—	—	24,355	—	—	24,355
Total Other Comprehensive Loss, Net of Tax	—	—	—	75,211	—	75,211
Cash Dividends Paid ($0.44 per share)	—	—	(22,334)	—	—	(22,334)
Stock Option Activity, Net of Tax	—	725	—	—	2,681	3,406
Restricted Stock	—	(7,870)	—	—	6,394	(1,476)
Amortization of Unearned Compensation	—	2,602	—	—	—	2,602
Deferred Stock	—	2,686	—	—	942	3,628
Shares Issued to Directors	—	(157)	—	—	1,116	959
Modification of Stock Compensation Awards	—	1,015	—	—	—	1,015
BALANCES, JULY 3, 2011	$579	$79,354	$1,092,864	$(243,498)	$(191,356)	$737,943
Net Income	—	—	29,006	—	—	29,006
Total Other Comprehensive Loss, Net of Tax	—	—	—	(79,206)	—	(79,206)
Cash Dividends Paid ($0.44 per share)	—	—	(22,011)	—	—	(22,011)
Stock Option Activity, Net of Tax	—	1,255	—	—	390	1,645
Restricted Stock	—	(2,901)	—	—	2,739	(162)
Amortization of Unearned Compensation	—	3,296	—	—	—	3,296
Deferred Stock	—	726	—	—	23	749
Shares Issued to Directors	—	(7)	—	—	3	(4)
Treasury Stock Purchases	—	—	—	—	(39,286)	(39,286)
BALANCES, JULY 1, 2012	$579	$81,723	$1,099,859	$(322,704)	$(227,487)	$631,970
Net Loss	—	—	(33,657)	—	—	(33,657)
Total Other Comprehensive Income, Net of Tax	—	—	—	97,776	—	97,776
Cash Dividends Paid ($0.48 per share)	—	—	(23,285)	—	—	(23,285)
Stock Option Activity, Net of Tax	—	(4,680)	—	—	26,662	21,982
Restricted Stock	—	(3,127)	—	—	2,893	(234)
Amortization of Unearned Compensation	—	2,421	—	—	—	2,421
Deferred Stock	—	703	—	—	33	736
Shares Issued to Directors	—	(36)	—	—	624	588
Treasury Stock Purchases	—	—	—	—	(30,359)	(30,359)
BALANCES, JUNE 30, 2013	$579	$77,004	$1,042,917	$(224,928)	$(227,634)	$667,938

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JUNE 30, 2013, JULY 1, 2012 AND JULY 3, 2011
(in thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(33,657)	$29,006	$24,355
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	55,752	63,714	61,828
Stock Compensation Expense	6,514	5,555	9,595
Goodwill and Tradename Impairment	90,080	—	49,450
Earnings of Unconsolidated Affiliates	(4,244)	(5,100)	(5,082)
Dividends Received from Unconsolidated Affiliates	4,636	4,029	6,979
Loss on Disposition of Plant and Equipment	696	174	1,651
Provision (Credit) for Deferred Income Taxes	(27,914)	3,926	6,117
Pension Cash Contributions	(29,363)	(28,746)	—
Non-Cash Restructuring Charges	13,081	35,910	—
Change in Operating Assets and Liabilities:
Accounts Receivable	42,121	6,195	37,775
Inventories	34,696	(20,693)	(20,547)
Other Current Assets	10,232	(6,945)	1,843
Accounts Payable, Accrued Liabilities and Income Taxes	9,196	(9,755)	(14,081)
Other, Net	(11,013)	(11,309)	(2,952)
Net Cash Provided by Operating Activities	160,813	65,961	156,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(44,878)	(49,573)	(59,919)
Cash Paid for Acquisition, Net of Cash Acquired	(59,627)	(2,673)	—
Proceeds Received on Disposition of Plant and Equipment	12,492	1,457	148
Net Cash Used in Investing Activities	(92,013)	(50,789)	(59,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments on Revolver	—	—	—
Proceeds from Long-Term Debt Financing	—	—	225,000
Repayments on Long-Term Debt	—	—	(203,698)
Repayments on Short-Term Debt	(2,700)	—	—
Debt Issuance Costs	—	(2,007)	(4,994)
Cash Dividends Paid	(23,285)	(22,011)	(22,334)
Stock Option Exercise Proceeds and Tax Benefits	19,988	235	1,532
Treasury Stock Purchases	(30,359)	(39,287)	—
Net Cash Used in Financing Activities	(36,356)	(63,070)	(4,494)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(74)	(5,666)	419
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	32,370	(53,564)	93,085
CASH AND CASH EQUIVALENTS:
Beginning of Year	156,075	209,639	116,554
End of Year	$188,445	$156,075	$209,639
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$17,338	$18,630	$26,691
Income Taxes Paid (Refunded)	$1,171	$(2,388)	$4,340

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

 FOR THE FISCAL YEARS ENDED JUNE 30, 2013, JULY 1, 2012 AND JULY 3, 2011
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
(2) Summary of Significant Accounting Policies:
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. Therefore, the 2013 and 2012 fiscal years were 52 weeks long and the fiscal 2011 fiscal year was 53 weeks long. All references to years relate to fiscal years rather than calendar years.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned domestic and foreign subsidiaries after elimination of intercompany accounts and transactions. Investments in companies for which we have significant influence are accounted for by the equity method.
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
Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 48% of total inventories at June 30, 2013 and 41% at July 1, 2012. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $62.1 million and $62.9 million higher in fiscal 2013 and 2012, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.
Goodwill and Other Intangible Assets: Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engines and Products. Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are comprised of tradenames, patents and customer relationships. Goodwill and tradenames, which are considered to have indefinite lives, are not amortized; however, both must be tested for impairment annually. Amortization is recorded on a straight-line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of 13 years. The customer relationships have been assigned an estimated useful life of 14 to 25 years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired.
The Company performed the required impairment tests in fiscal 2013, 2012 and 2011. The Company recorded non-cash goodwill impairment charges in fiscal 2013 and 2011. There was no goodwill impairment charge recorded in fiscal 2012. The Company also recorded a non-cash intangible asset impairment charge in fiscal 2013. There were no intangible asset impairment charges recorded in fiscal 2012 or 2011. Refer to Note 6 for a discussion of the non-cash goodwill impairment charges recorded in fiscal 2013 and 2011 and the non-cash intangible asset impairment charge recorded in 2013.

Investments: This caption represents the Company’s investments in unconsolidated affiliated companies consisting of its 30% and 50% owned joint ventures. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method, generally on a lag of 3 months or less, was as follows (in thousands):
Results of operations of unconsolidated affiliated companies for the fiscal year (in thousands):

	2013	2012	2011
Results of Operations:
Sales	$113,452	$129,063	$120,614
Cost of Goods Sold	92,844	103,254	95,048
Gross Profit	$20,608	$25,809	$25,566
Net Income	$8,057	$9,751	$11,412
Balance sheets of unconsolidated affiliated companies as of fiscal year-end (in thousands):

	2013	2012
Financial Position:
Assets:
Current Assets	$45,355	$52,948
Noncurrent Assets	15,527	16,944
	60,882	69,892
Liabilities:
Current Liabilities	$12,989	$15,346
Noncurrent Liabilities	2,900	4,016
	15,889	19,362
Equity	$44,993	$50,530
Net sales to equity method investees were approximately $1.0 million, $1.8 million and $4.7 million in 2013, 2012 and 2011, respectively. Purchases of finished products from equity method investees were approximately $107.0 million, $119.6 million and $115.7 million in 2013, 2012 and 2011, respectively.
Debt Issuance Costs: Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. Debt discounts incurred in connection with the issuance of the 8.875% Senior Notes were capitalized and amortized to interest expense using the effective interest method until the redemption during fiscal 2011. Approximately $1.0 million, $1.2 million and $1.2 million of debt issuance costs and original issue discounts were amortized to interest expense during fiscal years 2013, 2012 and 2011, respectively.
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
Depreciation expense was approximately $52.3 million, $60.3 million and $59.9 million during fiscal years 2013, 2012 and 2011, respectively.
Impairment of Property, Plant and Equipment: Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Refer to Note 17 for impairments associated with restructuring actions in fiscal 2013 and 2012.
Warranty: The Company recognizes the cost associated with its standard warranty on engines and products at the time of sale. The general warranty period begins at the time of sale and typically covers two years, but may vary due to product type and geographic location. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	2013	2012
Balance, Beginning of Period	$46,012	$45,995
Payments	(26,173)	(26,856)
Provision for Current Year Warranties	26,438	30,790
Changes in Estimates	(1,240)	(3,917)
Balance, End of Period	$45,037	$46,012
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
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by Briggs & Stratton as a marketing incentive for customers to buy inventory. The financing costs included in net sales in fiscal 2013, 2012 and 2011 were $6.3 million, $5.5 million and $6.6 million, respectively.
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
Retirement Plans: The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Retirement benefits represent a form of deferred compensation, which are subject to change due to changes in assumptions. Management reviews underlying assumptions on an annual basis. Refer to Note 16.
Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and recorded in engineering, selling, general and administrative expenses within the Consolidated Statements of Earnings. The amounts charged against income were $18.5 million, $19.8 million and $19.5 million in fiscal 2013, 2012 and 2011, respectively.
Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Earnings, are expensed as incurred. These expenses totaled $17.7 million in fiscal 2013, $22.3 million in fiscal 2012 and $24.3 million in fiscal 2011.

Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2013, 2012 and 2011 was $4.9 million, $5.9 million and $5.3 million, respectively.
Foreign Currency Translation: Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment. During fiscal 2013, the Company recorded a charge of $4.2 million of foreign currency translation primarily recognized in connection with the substantial liquidation of the Company's investment in the Ostrava, Czech Republic entity.
Earnings (Loss) Per Share: The Company computes earnings per share using the two-class method, an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s unvested grants of restricted stock and deferred stock awards contain non-forfeitable rights to dividends (whether paid or unpaid), which are required to be treated as participating securities and included in the computation of basic earnings per share.
Information on earnings (loss) per share is as follows (in thousands except per share data):

	Fiscal Year Ended
	June 30, 2013	July 1, 2012	July 3, 2011
Net Income (Loss)	$(33,657)	$29,006	$24,355
Less: Earnings Allocated to Participating Securities	(605)	(508)	(181)
Net Income (Loss) available to Common Shareholders	$(34,262)	$28,498	$24,174
Average Shares of Common Stock Outstanding	47,172	48,965	49,677
Incremental Common Shares Applicable to Common Stock Options and Performance Shares Based on the Common Stock Average Market Price During the Period	—	—	—
Incremental Common Shares Applicable to Deferred and Restricted Common Stock Based on the Common Stock Average Market Price During the Period	—	944	732
Diluted Average Shares of Common Stock Outstanding	47,172	49,909	50,409
Basic Earnings (Loss) Per Share	$(0.73)	$0.58	$0.49
Diluted Earnings (Loss) Per Share	$(0.73)	$0.57	$0.48
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

	Fiscal Year Ended
	June 30, 2013	July 1, 2012	July 3, 2011
Options to Purchase Shares of Common Stock (in thousands)	1,590	3,679	4,049
Weighted Average Exercise Price of Options Excluded	$34.13	$27.71	$28.17
As a result of the Company incurring a net loss for the fiscal year ended June 30, 2013, potential incremental common shares of 1,126,000 were excluded from the calculation of diluted earnings (loss) because the effect would have been anti-dilutive.
Derivative Instruments & Hedging Activity: The Company enters into derivative contracts designated as cash flow hedges to manage certain interest rate, foreign currency and commodity exposures. Company policy allows derivatives to be used only for identifiable exposures and, therefore, the Company does not enter into derivative instruments for trading purposes where the sole objective is to generate profits.

The Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Derivative financial instruments are recorded on the Consolidated Balance Sheets as assets or liabilities, measured at fair value. The effective portion of gains or losses on derivatives designated as cash flow hedges are reported as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and reclassified into earnings in the same periods during which the hedged transaction affects earnings. Any ineffective portion of a financial instrument’s change in fair value is immediately recognized in earnings.
The Company discontinues hedge accounting prospectively when it determines that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is dedesignated because a forecasted transaction is not probable of occurring, or management determines to remove the designation of the cash flow hedge.
In all situations in which hedge accounting is discontinued and the derivative remains outstanding, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.

(3) New Accounting Pronouncements:
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
(4) Acquisitions:
On December 7, 2012, Briggs & Stratton Representação de Motores e Produtos de Força do Brasil Ltda., a wholly-owned subsidiary of the Company, acquired all of the common stock of Companhia Caetano Branco (“Branco”) of Sao Jose dos Pinhais, Brazil for a total cash consideration of $59.6 million, net of cash acquired. Branco is a leading brand in the Brazilian light power equipment market with a broad range of outdoor power equipment used primarily in light commercial applications. Its products, including generators, water pumps, light construction equipment and diesel engines, are sold through its independent network of over 1,200 dealers throughout Brazil. The Company recorded a purchase price allocation during fiscal 2013 based on a fair value appraisal by a third party valuation firm. At June 30, 2013, the purchase price allocation resulted in the recognition of $15.3 million of goodwill, of which $4.6 million and $10.7 million were allocated to the Engines segment and Products segment, respectively, and $24.0 million of intangible assets, including $14.6 million of customer relationships and $9.4 million of tradenames.

The results of operations of Branco have been included in the Consolidated Condensed Statements of Operations since the date of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of the acquisition are not material to the Company's consolidated results of operations or financial position.
(5) Fair Value:
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and July 1, 2012 (in thousands):

		Fair Value Measurement Using
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,009	$—	$2,009	$—
Liabilities:
Derivatives	$5,413	$—	$5,413	$—

		Fair Value Measurement Using
	July 1, 2012	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,926	$—	$1,926	$—
Liabilities:
Derivatives	$11,303	$—	$11,303	$—

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
Fair Value of Financial Instruments:
The Company believes that the carrying values of cash and cash equivalents, trade receivables, accounts payable and foreign lines of credit are reasonable estimates of their fair values at June 30, 2013 and July 1, 2012 due to the short-term nature of these instruments. The estimated fair value of the 6.875% Senior Notes due December 2020 is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
6.875% Senior Notes	$225,000	$250,875	$225,000	$241,027
Borrowings on Revolver	$—	$—	$—	$—
(6) Goodwill and Other Intangible Assets:
Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engines and Products. The Engines segment had goodwill of $140.9 million and $137.4 million at June 30, 2013 and July 1, 2012, respectively. The Products segment had goodwill of $6.4 million and $67.4 million at June 30, 2013 and July 1, 2012, respectively.
The changes in the carrying amount of goodwill for the fiscal years ended June 30, 2013 and July 1, 2012 are as follows (in thousands):

	2013	2012
Beginning Goodwill Balance	$204,764	$202,940
Impairment Loss	(71,310)	—
Acquisition	15,296	2,692
Effect of Translation	(1,398)	(868)
Ending Goodwill Balance	$147,352	$204,764
At June 30, 2013, July 1, 2012 and July 3, 2011, accumulated goodwill impairment losses were $120.8 million, $49.5 million and $49.5 million respectively.
The Company evaluates goodwill for impairment at least annually as of the fiscal year-end or more frequently if events or circumstances indicate that the assets may be impaired. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to compare the carrying values of each of the Company's reporting units to their estimated fair values as of the test dates. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed, which compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount is in excess of the implied fair value, goodwill is considered to be impaired. The estimates of fair value of the reporting units are computed using an income approach. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company's budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. The fair value of goodwill is considered a non-recurring level 3 fair value measurement in accordance with ASC 820 Fair Value Measurement.
Based on a combination of factors, predominantly driven by a slower than anticipated recovery of the North American lawn and garden market, the Company’s forecasted cash flow estimates used in the goodwill assessment as of June 30, 2013 were adversely impacted. As a result, the Company concluded that the carrying value amounts of the Products reporting unit exceeded its fair value as of June 30, 2013. The Company recorded a non-cash goodwill impairment charge in fiscal 2013 of $71.3 million, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. The impairment charge is a non-cash expense that was recorded as a separate component of operating expenses. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. No impairment charges were recorded within the Engines Segment during fiscal 2013.

In fiscal 2012, no goodwill impairment existed. The Company recorded a non-cash goodwill impairment charge in fiscal 2011 of $49.5 million, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. Based on a combination of factors, including the influence of prolonged macro-economic conditions on the lawn and garden market in the U.S. and the operating results of the Products segment during the previous two years leading up to the impairment which lacked the benefit of certain weather related events that would have been favorable to the business, the Company’s forecasted cash flow estimates used in the goodwill assessment were adversely impacted. As a result, the Company concluded that the carrying value amounts of the Products reporting unit exceeded its fair value as of July 3, 2011. The impairment charge was a non-cash expense that was recorded as a separate component of operating expenses. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. No impairment charges were recorded within the Engines Segment during fiscal 2011.
The Company’s other intangible assets as of June 30, 2013 and July 1, 2012 are as follows (in thousands):

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$13,601	$(10,680)	$2,921	$13,601	$(9,464)	$4,137
Customer Relationships	32,539	(6,971)	25,568	17,910	(5,731)	12,179
Effect of Translation	(991)	39	(952)	40	—	40
Total Amortized Intangible Assets	45,149	(17,612)	27,537	31,551	(15,195)	16,356
Unamortized Intangible Assets:
Tradenames	60,516	—	60,516	69,841	—	69,841
Effect of Translation	(73)	—	(73)	870	—	870
Total Unamortized Intangible Assets	60,443	—	60,443	70,711	—	70,711
Total Intangible Assets	$105,592	$(17,612)	$87,980	$102,262	$(15,195)	$87,067
The Company also performs an impairment test of its indefinite-lived intangible assets as of the fiscal year-end or more frequently if events or circumstances indicate that the assets may be impaired. For purposes of the indefinite-lived intangible asset impairment analysis, the Company performs its assessment of fair value based on an income approach using the relief-from-royalty method. The Company determines the fair value of each tradename by applying a royalty rate to a projection of net sales discounted using a risk adjusted cost of capital. Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches and many other variables. Each royalty rate is based on profitability of the business to which it relates and observed market royalty rates. The fair value of indefinite-lived intangibles is considered a non-recurring level 3 fair value measurement in accordance with ASC 820 Fair Value Measurement.
Based on a combination of factors, predominantly driven by a slower than anticipated recovery of the North American lawn and garden market, the Company’s forecasted cash flow estimates used in the other intangible assets assessment as of June 30, 2013 were adversely impacted. As a result, the Company concluded that the carrying value amounts of a tradename within the Products reporting unit exceeded its fair value as of June 30, 2013. The non-cash intangible asset impairment charge recorded in the fourth quarter of fiscal 2013 was $18.8 million. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. In fiscal 2012 and 2011, no intangible asset impairment existed.
Amortization expense of other intangible assets amounted to approximately $2.5 million in 2013 and $1.9 million in both 2012 and 2011.

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2014	$2,874
2015	2,835
2016	2,326
2017	1,692
2018	1,692

$11,419

(7) Income Taxes:
Components of income (loss) before income taxes consists of the following (in thousands):

	2013	2012	2011
U.S.	$(58,625)	$28,053	$7,726
Foreign	6,484	1,820	24,328
Total	$(52,141)	$29,873	$32,054

The provision (credit) for income taxes consists of the following (in thousands):

	2013	2012	2011
Current
Federal	$10,377	$(8,711)	$(2,908)
State	(1,870)	430	(177)
Foreign	923	5,222	4,667
	9,430	(3,059)	1,582
Deferred	(27,914)	3,926	6,117
	$(18,484)	$867	$7,699

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2013	2012	2011
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	1.1%	1.8%	0.9%
Impact of Foreign Operations and Tax Rates	5.3%	4.2%	(16.2)%
Impact of Dividends Received	1.1%	(2.2)%	(2.7)%
Changes to Unrecognized Tax Benefits	(0.5)%	(16.0)%	1.5%
Impact of Restructuring Actions	(2.1)%	(18.7)%	—%
Benefits on State Credits and NOL's, Net of Valuation Allowance	4.3%	—%	—%
*Other, Net	(8.7)%	(1.2)%	5.5%
Effective Tax Rate	35.5%	2.9%	24.0%
* “Other, Net” in fiscal 2013 includes (10.8)% for the impact of goodwill impairment and 2.1% for other items. “Other, Net” in fiscal 2011 includes 11.5% for the impact of goodwill impairment and (6.0)% for the impact of fiscal 2011 and prior year R&D tax credits.

The components of deferred income taxes were as follows (in thousands):

Current Asset (Liability):	2013	2012
Difference Between Book and Tax Related to:
Inventory	$13,697	$17,269
Payroll Related Accruals	3,870	5,644
Warranty Reserves	9,897	11,366
Workers Compensation Accruals	2,685	2,141
Other Accrued Liabilities	14,618	12,576
Pension Cost	746	1,049
Net Operating Loss/State Credit Carryforwards	4,608	—
Miscellaneous	(2,587)	(5,518)
Deferred Income Tax Asset (Liability)	$47,534	$44,527
Long-Term Asset (Liability):
Difference Between Book and Tax Related to:
Pension Cost	$35,663	$69,639
Accumulated Depreciation	(54,339)	(54,860)
Intangibles	(44,611)	(67,452)
Accrued Employee Benefits	45,016	39,555
Postretirement Health Care Obligation	27,787	48,113
Warranty	7,227	6,402
Valuation Allowance	(12,725)	(12,025)
Net Operating Loss/State Credit Carryforwards	17,236	30,079
Miscellaneous	6,290	7,500
Deferred Income Tax Asset (Liability)	$27,544	$66,951
The deferred tax assets that were generated as a result of foreign income tax loss carryforwards and tax incentives in the amount of $1.0 million are potentially not useable by certain foreign subsidiaries. The full foreign income tax loss carryforward of $1.0 million has no expiration date. In addition, a deferred tax asset of $20.8 million was generated as a result of state income tax losses and federal and state tax credit carryforwards. If not utilized against future taxable income, this amount will expire from 2014 through 2027. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. Management believes that realization of the foreign deferred tax assets is unlikely; therefore, valuation allowances were established in the amount of $1.0 million. In addition, state tax credits in the amount of $11.7 million are potentially not useable against future state income taxes.
The Company has not recorded deferred income taxes applicable to undistributed earnings of foreign subsidiaries because the Company intends to reinvest such earnings indefinitely outside of the U.S. The undistributed earnings amounted to approximately $60.9 million at June 30, 2013. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The change to the gross unrecognized tax benefits of the Company during the fiscal year ended June 30, 2013 and July 1, 2012 is reconciled as follows:
Unrecognized Tax Benefits (in thousands):

	2013	2012
Beginning Balance	$6,717	$12,040
Changes based on tax positions related to prior year	—	—
Additions based on tax positions related to current year	997	429
Settlements with taxing authorities	(39)	(516)
Lapse of statute of limitations	(726)	(5,236)
Ending Balance	$6,949	$6,717
As of June 30, 2013, gross unrecognized tax benefits that, if recognized, would impact the effective tax rate were $6.1 million. Of that amount, there is a reasonable possibility that approximately $3.3 million of the current remaining unrecognized tax benefits may be recognized within the next twelve months due to the resolution of audits or expiration of statutes of limitations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total expense (income) recognized for fiscal years 2013, 2012 and 2011 was $0.2 million, $(1.0) million, and zero, respectively.
As of June 30, 2013 and July 1, 2012, the Company had $0.9 million and $0.7 million, respectively, accrued for the payment of interest and penalties.
At June 30, 2013 and July 1, 2012, the liability for uncertain tax positions, inclusive of interest and penalties, was $7.9 million and $7.5 million, respectively, which is recorded as an other long-term liability within the Consolidated Balance Sheets.
Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2009 and is currently under audit by various state and foreign jurisdictions. With respect to the Company’s major foreign jurisdictions, it is no longer subject to tax examinations before fiscal 2003.

(8) Segment and Geographic Information and Significant Customers:
The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2013	2012	2011
NET SALES:
Engines	$1,189,674	$1,309,942	$1,399,532
Products	805,450	952,110	878,998
Eliminations	(132,626)	(195,519)	(168,532)
	$1,862,498	$2,066,533	$2,109,998
GROSS PROFIT:
Engines	$236,486	$250,323	$319,584
Products	87,392	86,193	77,406
Eliminations	5,262	209	1,326
	$329,140	$336,725	$398,316
INCOME (LOSS) FROM OPERATIONS:
Engines	$59,093	$66,559	$120,402
Products	(104,918)	(25,531)	(73,512)
Eliminations	5,262	209	1,326
	$(40,563)	$41,237	$48,216
ASSETS:
Engines	$1,013,204	$1,120,065	$1,196,627
Products	545,081	629,325	692,971
Eliminations	(110,734)	(141,159)	(223,380)
	$1,447,551	$1,608,231	$1,666,218
CAPITAL EXPENDITURES:
Engines	$36,002	$42,697	$50,050
Products	8,876	6,876	9,869
	$44,878	$49,573	$59,919
DEPRECIATION & AMORTIZATION:
Engines	$42,349	$45,647	$44,060
Products	13,403	18,067	17,768
	$55,752	$63,714	$61,828

Pre-tax restructuring charges impact on gross profit is as follows (in thousands):

	2013	2012	2011
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN GROSS PROFIT:
Engines	$9,008	$14,257	$—
Products	9,753	30,503	—
Total	$18,761	$44,760	$—

Pre-tax restructuring, goodwill and tradename impairment, and litigation settlement charges impact on income (loss) from operations is as follows (in thousands):

	2013	2012	2011
PRE-TAX RESTRUCTURING, GOODWILL & TRADENAME IMPAIRMENT AND LITIGATION SETTLEMENT CHARGES INCLUDED IN INCOME (LOSS) FROM OPERATIONS:
Engines	$14,320	$18,314	$559
Products	99,833	31,553	2,978
Total	$114,153	$49,867	$3,537
Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2013	2012	2011
United States	$1,304,964	$1,440,955	$1,421,994
All Other Countries	557,534	625,578	688,004
Total	$1,862,498	$2,066,533	$2,109,998
Information regarding the Company’s net plant and equipment based on geographic location (in thousands):

	2013	2012	2011
United States	$269,477	$280,954	$304,136
All Other Countries	17,718	20,295	25,089
Total	$287,195	$301,249	$329,225
Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales, respectively (in thousands):

	2013		2012		2011
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$251,098	13%	$265,752	13%	$295,286	14%
MTD	241,033	13%	230,882	11%	273,132	13%
	$492,131	26%	$496,634	24%	$568,418	27%

(9) Leases:
The Company leases certain facilities, vehicles, and equipment under both capital and operating leases. Assets held under capital leases are included in Plant and Equipment and are charged to depreciation and interest over the life of the lease. Related liabilities are included in Other Accrued Liabilities and Other Long-Term Liabilities. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2013, 2012 and 2011 was $22.8 million, $22.4 million and $24.8 million, respectively.
Future minimum lease commitments for all non-cancelable operating leases as of June 30, 2013 are as follows (in thousands):

Fiscal Year	Operating
2014	12,881
2015	9,014
2016	5,195
2017	4,592
2018	4,286
Thereafter	15,629
Total future minimum lease commitments	$51,597
There were no future minimum lease commitments for all non-cancelable capital leases as of June 30, 2013.
(10) Indebtedness:
The following is a summary of the Company’s long-term indebtedness (in thousands):

	2013	2012
Multicurrency Credit Agreement	$—	$—
6.875% Senior Notes	225,000	225,000
Total Long-Term Debt	$225,000	$225,000
6.875% Senior Notes
On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes due December 15, 2020 ("Senior Notes"). The net proceeds of the offering were primarily used to redeem the then outstanding principal of the 8.875% Senior Notes due March 15, 2011 ("Old Senior Notes"). In connection with the refinancing and the issuance of the Senior Notes, the Company incurred approximately $5.0 million in new debt issuance costs, which are being amortized over the life of the Senior Notes using the effective interest method. In addition, at the time of the refinancing the Company expensed approximately $3.7 million associated with the make-whole terms of the Old Senior Notes, $0.1 million in remaining deferred financing costs and $0.1 million of original issue discount. These amounts are included in interest expense in the Consolidated Statements of Operations.
Additionally, under the terms of the indentures and credit agreements governing the Senior Notes, Briggs & Stratton Power Products Group, LLC became a joint and several guarantor of amounts outstanding under the Senior Notes. Refer to Note 20 for subsidiary guarantor financial information.
Multicurrency Credit Agreement
On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver replaced the Company's previous amended and restated multicurrency credit agreement dated as of July 12, 2007. The Revolver has a term of five years and all outstanding borrowings on the Revolver are due and payable on October 13, 2016. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the refinancing and the issuance of the Revolver, the Company incurred approximately $2.0 million  in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. There were no borrowings under the Revolver as of June 30, 2013 and July 1, 2012.
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
The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of June 30, 2013, the Company was in compliance with these covenants.
Foreign Lines of Credit
The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts totaled $4.0 million at June 30, 2013, expire at various times throughout fiscal 2014 and beyond and are renewable. None of these arrangements had material commitment fees or compensating balance requirements. Borrowings using these lines of credit are included in short-term debt. Outstanding balances are as follows (in thousands):

	2013	2012
Balance at Fiscal Year-End	$300	$3,000
Weighted Average Interest Rate at Fiscal Year-End	3.86%	3.66%
(11) Other Income, Net:
The components of Other Income, Net are as follows (in thousands):

	2013	2012	2011
Interest Income	$888	$512	$369
Equity in Earnings from Unconsolidated Affiliates	4,244	5,100	5,082
Other Items	1,809	1,566	1,705
Total	$6,941	$7,178	$7,156
(12) Commitments and Contingencies:
The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On March 19, 2010, plaintiffs filed a complaint in the Ontario Superior Court of Justice in Canada (Robert Foster et al. v. Sears Canada, Inc. et al., Court File No. 766-2010) against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines. On May 3, 2010, other plaintiffs filed a complaint in the Montreal Superior

Court in Canada (Eric Liverman, et al. v. Deere & Company, et al., Court File No. 500-06-000507-109). Both proceedings are based on various theories of Canadian law and seek unspecified damages.
On June 27, 2013, the Company entered into a Canadian Lawnmower Class Action National Settlement Agreement (“Settlement”) that, if given final court approval, will resolve all of the Canadian class actions. Other parties to the Settlement are Electrolux Canada Corp., Electrolux Home Products Inc., John Deere Limited, Deere & Company, Husqvarna Canada Corp., Husqvarna Consumer Outdoor Products N.A., Inc., Kohler Canada Co. Kohler Co., The Toro Company (Canada), Inc. and The Toro Company (collectively with the Company referred to below as the “Settling Defendants”). As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation. If finally approved, the Settlement will resolve all horsepower claims brought by all persons in Canada who purchased lawn mowers in Canada during the class period, defined as January 1, 1994 through December 31, 2012, except the certain specified persons.
As part of the Settlement, the Settling Defendants as a group agreed to pay an aggregate amount of CAD $4.2 million. The monetary contribution of each of the Settling Defendants is confidential. The Courts in Ontario and Quebec will hold hearings to consider motions to approve the form of notice of the settlement approval hearing and (in the case of Ontario) to grant certification of the action as to the Settling Defendants for settlement purposes. A subsequent settlement approval motion will be conducted in the Ontario Court, which, if granted and after the running of the 30 day appeal period, would terminate the involvement of the Settling Defendants in the proceedings. As a result of the pending Settlement, the Company recorded a total charge of US $1.9 million in the fourth quarter of fiscal 2013 representing the total of the Company's monetary portion of the Settlement. The Settlement amount has been included in engineering, selling, general and administrative expenses on the Statement of Operations for the fiscal year ended June 30, 2013.
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

(13) Stock Incentives:
The Company previously adopted an Incentive Compensation Plan, effective October 20, 2004, under which 4,000,000 shares of common stock (8,000,000 shares as a result of the fiscal 2005 2-for-1 stock split) were reserved for future issuance. An amendment to the Incentive Compensation Plan approved by shareholders on October 21, 2009, added 2,481,494 shares to the shares available for grant under the plan. Prior to October 20, 2004, the Company had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance. The adoption of the Incentive Compensation Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero. However, as of June 30, 2013, there were 1,590,120 outstanding option awards granted under the Stock Incentive Plan that are or may become exercisable in the future. In accordance with the plans, the Company can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock, performance shares and cash bonus awards subject to certain annual limitations. The plans also allow the Company to issue directors non-qualified stock options and directors’ fees in stock. Stock based compensation vests in accordance with the Plan but can become immediately exercisable upon eligible recipients' departure from the Company or upon reaching retirement age, subject to approval of the Compensation Committee.
Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. During fiscal 2013, 2012 and 2011, the Company recognized stock based compensation expense of approximately $6.5 million, $5.6 million and $9.6 million, respectively. Included in stock based compensation expense for fiscal 2011 was an expense of $1.3 million due to the modification of certain vesting conditions for the Company’s stock incentive awards. The modification of the awards was made in connection with the Company’s previously announced organization changes that involved a planned reduction of salaried employees during the second quarter of fiscal 2011.
On the grant date, the exercise price of each stock option issued exceeds the market value of the stock by 10%. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and standard industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

Options Granted During	2013	2012	2011
Grant Date Fair Value	$4.83	$3.96	$5.24
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	0.7%	1.0%	1.5%
Expected Volatility	43.9%	43.2%	43.2%
Expected Dividend Yield	2.6%	3.0%	2.4%
Expected Term (in Years)	5.0	5.0	5.0

Information on the options outstanding is as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Balance, June 27, 2010	4,467,877	$28.29
Granted During the Year	785,250	19.88
Exercised During the Year	(103,290)	14.83
Expired During the Year	(428,647)	37.22
Balance, July 3, 2011	4,721,190	$26.38
Granted During the Year	465,350	16.20
Exercised During the Year	(15,870)	14.83
Expired During the Year	(474,240)	29.87
Balance, July 1, 2012	4,696,430	$25.06
Granted During the Year	399,850	18.85
Exercised During the Year	(1,151,882)	17.37
Expired During the Year	(573,130)	30.81
Balance, June 30, 2013	3,371,268	$25.97	1.73	$2,040
Exercisable, June 30, 2013	1,979,718	$31.28	0.80	$59

The total intrinsic value of options exercised during fiscal year 2013 was $4.4 million. The exercise of options resulted in cash receipts of $20.0 million in fiscal 2013. The total intrinsic value of options exercised during fiscal 2012 was $0.1 million. The exercise of options resulted in cash receipts of $0.3 million in fiscal 2012. The total intrinsic value of options exercised during fiscal 2011 was $0.7 million. The exercise of options resulted in cash receipts of $1.8 million in fiscal 2011.

Options Outstanding (as of June 30, 2013)
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2004	8/15/2003	8/15/2006	8/15/2013	$30.44	650,280
2005	8/13/2004	8/13/2007	8/13/2014	$36.68	939,840
2009	8/19/2008	8/19/2011	8/31/2013	$14.83	6,508
2010	8/18/2009	8/18/2012	8/31/2014	$19.73	383,090
2011	8/17/2010	8/17/2013	8/31/2015	$19.88	547,060
2012	8/16/2011	8/16/2014	8/31/2016	$16.20	444,640
2013	8/14/2012	8/14/2015	8/31/2017	$18.85	399,850

Below is a summary of the status of the Company’s nonvested shares as of June 30, 2013, and changes during the year then ended:

	Deferred Stock		Restricted Stock		Stock Options		Performance Shares
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares, July 1, 2012	526,164	$16.95	715,265	$17.26	1,980,600	$4.88	127,940	$17.11
Granted	82,387	17.89	134,830	18.55	399,850	4.83	121,230	20.15
Cancelled	—	—	(3,500)	23.72	—	—	—	—
Exercised	—	—	—	—	—	—	—	—
Vested	(40,608)	17.47	(25,998)	27.42	(988,900)	5.09	—	—
Nonvested shares, June 30, 2013	567,943	$17.05	820,597	$17.12	1,391,550	$3.97	249,170	$18.59
As of June 30, 2013, there was $8.0 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during fiscal 2013 and 2012 was $5.8 million and $1.4 million, respectively.
Under the plans, the Company has issued restricted stock to certain employees. During fiscal years 2013, 2012 and 2011, the Company issued 134,830, 111,890 and 269,290 shares, respectively. The restricted stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. The aggregate market value on the date of issue was approximately $2.5 million, $1.7 million and $4.9 million in fiscal 2013, 2012 and 2011, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.
Under the plans, the Company may also issue deferred stock to its directors in lieu of directors fees. The Company issued 38,888, 44,127 and 28,727 shares in fiscal 2013, 2012 and 2011, respectively, under this provision of the plans.
Under the plans, the Company may also issue deferred stock to its officers and key employees. The Company issued 43,499, 38,250 and 155,603 shares in fiscal 2013, 2012 and 2011, respectively, under this provision. The aggregate market value on the date of grant was approximately $0.8 million, $0.6 million and $2.8 million, respectively. Expense is recognized ratably over the five-year vesting period.
Beginning in fiscal 2012, under the plans, the Company issued performance shares to its officers and key employees. The Company issued 121,230 and 127,940 performance shares under this provision in fiscal 2013 and fiscal 2012, respectively. A maximum of two shares of Briggs & Stratton Common Stock per Performance Share may be awarded to recipients if certain performance targets are met at the end of the vesting period. The aggregate market value on the date of issue was approximately $2.4 million and $2.2 million using the Monte Carlo simulation methodology of valuation in fiscal 2013 and fiscal 2012, respectively. Expense is recognized ratably over the three-year vesting period. The Monte-Carlo valuation model simulates a range of possible future stock prices for the Company and the components of a peer group to estimate the probability that a vesting condition will be achieved. In determining valuation assumptions for the Monte Carlo model, we consider historic and observable market data. Assumptions used in the Monte Carlo valuation model include the following:

Performance Shares Granted During	2013	2012
Assumptions:
Risk-free Interest Rate	0.4%	0.3%
Expected Volatility	35.5%	46.0%
Expected Dividend Yield (Dividends are Assumed Reinvested)	—%	—%
Expected Term (in Years)	2.87	2.87

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2013	2012	2011
Stock Options:
Pretax compensation expense	$1,964	$1,760	$3,397
Tax benefit	(766)	(686)	(1,325)
Stock option expense, net of tax	$1,198	$1,074	$2,072
Restricted Stock:
Pretax compensation expense	$2,375	$2,102	$3,512
Tax benefit	(926)	(820)	(1,370)
Restricted stock expense, net of tax	$1,449	$1,282	$2,142
Deferred Stock:
Pretax compensation expense	$475	$534	$2,686
Tax benefit	(185)	(208)	(1,048)
Deferred stock expense, net of tax	$290	$326	$1,638
Performance Shares:
Pretax compensation expense	$1,700	$1,159	$—
Tax benefit	(664)	(452)	—
Performance Share expense, net of tax	$1,036	$707	$—
Total Stock-Based Compensation:
Pretax compensation expense	$6,514	$5,555	$9,595
Tax benefit	(2,541)	(2,166)	(3,743)
Total stock-based compensation, net of tax	$3,973	$3,389	$5,852
(14) Shareholder Rights Agreement:
On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company's common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company's common stock at an exercise price of $80.00 per full common share (equivalent to $40.00 for each one-half of one share of common stock), subject to adjustment. Pursuant to the rights agreement, in order for the rights to become exercisable, a person or group must acquire or attempt to acquire 20 percent or more of the Company's outstanding shares. Shareholders may vote to redeem the rights in certain circumstances, and the rights may be redeemed at a redemption price of $0.001 per right. On August 8, 2012, the Board of Directors amended the rights agreement to extend its term until October 21, 2015, subject to shareholder ratification; shareholders ratified the rights agreement at the Company's annual meeting on October 17, 2012.

(15) Derivative Instruments & Hedging Activities:
The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 1.17% to 1.60% for a notional principal amount of $95 million with expiration dates ranging from July 2017 to May 2019.
The Company periodically enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Australian Dollars, Mexican Peso, Canadian Dollars or Japanese Yen. These contracts generally do not have a maturity of more than twenty-four months.
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
The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of June 30, 2013 and July 1, 2012, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		June 30, 2013	July 1, 2012
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	85,000
Foreign Currency:
Australian Dollar	Sell	6,392	28,258
Euro	Sell	31,000	53,500
Japanese Yen	Buy	905,000	695,000
Mexican Peso	Sell	3,345	—
Commodity:
Aluminum (Metric Tons)	Buy	18	24
Natural Gas (Therms)	Buy	5,423	5,614
The location and fair value of derivative instruments reported in the Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	June 30, 2013	July 1, 2012
Interest rate contracts:
Other Long-Term Assets, Net	$257	$—
Other Long-Term Liabilities	(1,020)	(2,341)
Foreign currency contracts:
Other Current Assets	1,752	1,888
Other Long-Term Assets, Net	—	24
Accrued Liabilities	(1,138)	(452)
Other Long-Term Liabilities	—	—
Commodity contracts:
Other Current Assets	—	14
Accrued Liabilities	(3,250)	(8,510)
Other Long-Term Liabilities	(5)	—
	$(3,404)	$(9,377)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Operations is as follows:

	Twelve months ended June 30, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$962	Net Sales	$—	$—
Foreign currency contracts – sell	102	Net Sales	(55)	—
Foreign currency contracts – buy	(177)	Cost of Goods Sold	(1,968)	—
Commodity contracts	3,094	Cost of Goods Sold	(9,644)	—
	$3,981		$(11,667)	$—

	Twelve months ended July 1, 2012
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1,428)	Net Sales	$—	$—
Foreign currency contracts – sell	1,553	Net Sales	4,031	—
Foreign currency contracts – buy	11	Cost of Goods Sold	132	—
Commodity contracts	(5,547)	Cost of Goods Sold	(7,292)	6
	$(5,411)		$(3,129)	$6

	Twelve months ended July 3, 2011
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Foreign currency contracts – sell	$(10,760)	Net Sales	$972	$—
Foreign currency contracts – buy	(29)	Cost of Goods Sold	(286)	—
Commodity contracts	47	Cost of Goods Sold	(2,564)	(2)
	$(10,742)		$(1,878)	$(2)
During the next twelve months, the amount of the June 30, 2013 Accumulated Other Comprehensive Loss balance that is expected to be reclassified into earnings is $3.0 million.
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

The Company had the following forward currency contracts outstanding at the end of fiscal 2013:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	6,392	6,489	5,798	(691)	U.S.	March 2014
Euro	Sell	31,000	41,037	40,377	(660)	U.S.	June 2014
Japanese Yen	Buy	905,000	9,885	9,137	747	U.S.	June 2014
Mexican Peso	Sell	3,345	265	255	(10)	U.S.	December 2013
The Company had the following forward currency contracts outstanding at the end of fiscal 2012:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	28,258	28,391	28,494	103	U.S.	August 2012
Euro	Sell	53,500	69,459	67,937	(1,522)	U.S.	June 2013
Japanese Yen	Buy	695,000	8,680	8,721	(40)	U.S.	December 2012
The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2013, 2012, or 2011.

(16) Employee Benefit Costs:
Retirement Plan and Other Postretirement Benefits
The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2013	2012	2013	2012
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	5.00%	4.45%	4.40%	3.75%
Expected Rate of Future Compensation Level Increases	3.0-4.0%	3.0-4.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.25%	8.50%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$1,236,747	$1,110,299	$136,854	$161,796
Service Cost	13,222	13,764	358	407
Interest Cost	50,154	56,762	4,754	6,468
Plan Curtailments	(52,236)	(327)	—	1,357
Plan Participant Contributions	—	—	1,347	1,181
Actuarial (Gain) Loss	(56,239)	130,173	(13,309)	(15,984)
Benefits Paid	(75,793)	(73,924)	(18,498)	(18,371)
Projected Benefit Obligation at End of Year	$1,115,855	$1,236,747	$111,506	$136,854
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$937,745	$916,210	$—	$—
Actual Return on Plan Assets	68,296	63,822	—	—
Plan Participant Contributions	—	—	1,347	1,181
Employer Contributions	32,385	31,637	17,151	17,190
Benefits Paid	(75,793)	(73,924)	(18,498)	(18,371)
Fair Value of Plan Assets at End of Year	$962,633	$937,745	$—	$—
Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(153,222)	$(299,002)	$(111,506)	$(136,854)
Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(150,131)	$(296,394)	$—	$—
Accrued Wages and Salaries	(3,091)	(2,608)	—	—
Accrued Postretirement Health Care Obligation	—	—	(72,695)	(89,842)
Accrued Liabilities	—	—	(16,113)	(22,827)
Accrued Employee Benefits	—	—	(22,698)	(24,185)
Net Amount Recognized at End of Year	$(153,222)	$(299,002)	$(111,506)	$(136,854)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Transition Assets (Obligation)	$—	$(5)	$—	$—
Net Actuarial Loss	(211,444)	(294,258)	(28,668)	(41,437)
Prior Service Credit (Cost)	(660)	(2,051)	8,008	10,198
Net Amount Recognized at End of Year	$(212,104)	$(296,314)	$(20,660)	$(31,239)
The accumulated benefit obligation for all defined benefit pension plans was $1,115 million and $1,186 million at June 30, 2013 and July 1, 2012, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$13,222	$13,764	$13,475	$358	$407	$486
Interest Cost on Projected Benefit Obligation	50,154	56,762	56,696	4,754	6,468	7,088
Expected Return on Plan Assets	(75,832)	(76,445)	(76,975)	—	—	—
Amortization of:
Transition Obligation	7	8	8	—	—	—
Prior Service Cost (Credit)	366	2,856	3,059	(3,589)	(3,800)	(3,485)
Actuarial Loss	34,821	20,230	17,771	7,624	8,942	10,268
Net Curtailment Loss	1,914	375	—	—	359	—
Net Periodic Expense	$24,652	$17,550	$14,034	$9,147	$12,376	$14,357
Significant assumptions used in determining net periodic expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount Rate	4.45%	5.35%	5.30%	3.75%	4.45%	4.60%
Expected Return on Plan Assets	8.50%	8.50%	8.50%	n/a	n/a	n/a
Compensation Increase Rate	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a
The amounts in Accumulated Other Comprehensive Income that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Transition Obligation	$—	$—
Prior Service Cost (Credit)	180	(2,895)
Net Actuarial Loss	25,076	5,837
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

For measurement purposes an 8.1% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2013 decreasing gradually to 4.5% for the fiscal year 2028. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $2.3 million and would increase the service and interest cost by $0.1 million for fiscal 2013. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $2.5 million and decrease the service and interest cost by $0.1 million for the fiscal year 2013.
In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment freezes accruals for all non-bargaining employees within the pension plan effective January 1, 2014. The Company recorded a pre-tax curtailment charge of $1.9 million in fiscal 2013 related to the defined benefit plan change.
As discussed in Note 17, the Company reduced its salaried headcount by approximately 10% in fiscal 2012. The termination of the employees associated with this restructuring action, and the related impact on unrecognized prior service costs, unrecognized losses and the projected benefit obligation resulted in a net curtailment loss of $0.7 million in fiscal 2012.
In fiscal 2012, as a result of the non-discrimination testing results of the qualified pension plan, approximately 90 employees were moved to the non-qualified pension plan. Benefits accrued prior to July 1, 2012 were unaffected; only benefits accruing for those affected employees after July 1, 2012 are being covered by the non-qualified plan.
Plan Assets
A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The Company’s pension plan’s current target and asset allocations at June 30, 2013 and July 1, 2012, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2013	2012
Domestic Equities	17%-23%	22%	20%
International Equities	3%-7%	10%	4%
Alternative & Absolute Return	20%-30%	26%	29%
Emerging Markets Global Balanced	0%	—%	2%
Fixed Income	42%-48%	39%	44%
Cash Equivalents	1%	3%	1%
		100%	100%
The plan’s investment strategy is based on an expectation that, over time, equity securities will provide higher total returns than debt securities, but with greater risk. The plan primarily minimizes the risk of large losses through diversification of investments by asset class, by investing in different types of styles within the classes and by using a number of different managers. The Committee monitors the asset allocation and investment performance monthly, with a more comprehensive quarterly review with its consultant. During fiscal 2013, the Committee revised the target asset allocation to shift to more fixed income and less alternative investments as a percentage of total plan assets. This revision to the target asset allocation was made to better match future cash flows from plan assets with the future cash flows of the projected benefit obligation.
The plan’s expected return on assets is based on management’s and the Committee’s expectations of long-term average rates of return to be achieved by the plan’s investments. These expectations are based on the plan’s historical returns and expected returns for the asset classes in which the plan is invested.
The Company has adopted the fair value provisions for the plan assets of its pension plans. The Company categorizes plan assets within a three level fair value hierarchy, as described in Note 5.

Investments stated at fair value as determined by quoted market prices (Level 1) include:
Short-Term Investments: Short-Term Investments include cash and money market mutual funds that invest in short-term securities and are valued based on cost, which approximates fair value;
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
Investments stated at estimated fair value using significant unobservable inputs (Level 3) include:
Other Investments: Other Investments include investments in limited partnerships and are valued at estimated fair value, as determined with the assistance of each respective limited partnership, based on the net asset value of the investment as of the balance sheet date, which is subject to judgment.
The fair value of the major categories of the pension plans’ investments are presented below (in thousands):

		June 30, 2013
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$26,714	$26,714	$—	$—
Fixed Income Securities:		369,744	—	369,744	—
Equity Securities:
U.S. common stocks		211,767	211,767	—	—
International mutual funds		100,392	100,392	—	—
Other Investments:
Venture capital funds	(A)	153,645	—	—	153,645
Debt funds	(B)	27,299	—	—	27,299
Real estate funds	(C)	11,506	—	—	11,506
Private equity funds	(D)	61,566	—	—	61,566
Fair Value of Plan Assets at End of Year		$962,633	$338,873	$369,744	$254,016

		July 1, 2012
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$7,337	$7,337	$—	$—
Fixed Income Securities:		408,790	—	408,790	—
Equity Securities:
U.S. common stocks		188,997	188,997	—	—
International mutual funds		36,066	36,066	—	—
Other Investments:
Venture capital funds	(A)	152,093	—	—	152,093
Debt funds	(B)	36,211	—	—	36,211
Real estate funds	(C)	13,888	—	—	13,888
Private equity funds	(D)	71,185	—	—	71,185
Global balanced funds	(E)	23,178	—	—	23,178
Fair Value of Plan Assets at End of Year		$937,745	$232,400	$408,790	$296,555

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

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

(E)	Primarily represents investments in emerging market debt and equity.

The following tables present the changes in Level 3 investments for the pension plan (in thousands).
Changes to Level 3 investments for the year ended June 30, 2013:

Category	July 1, 2012 Fair Value	Purchases, Sales, Issuances, and Settlements	Realized and Unrealized Gain (Loss)	June 30, 2013 Fair Value (a)
Venture capital funds	$152,093	$(16,360)	$17,912	$153,645
Debt funds	36,211	(7,258)	(1,654)	27,299
Real estate funds	13,888	(3,272)	890	11,506
Private equity funds	71,185	(10,094)	475	61,566
Global balanced funds	23,178	(20,000)	(3,178)	—
	$296,555	$(56,984)	$14,445	$254,016
Changes to Level 3 investments for the year ended July 1, 2012:

Category	July 3, 2011 Fair Value	Purchases, Sales, Issuances, and Settlements	Realized and Unrealized Gain (Loss)	July 1, 2012 Fair Value (a)
Venture capital funds	$189,353	$(6,413)	$(30,847)	$152,093
Debt funds	44,373	(9,451)	1,289	36,211
Real estate funds	17,242	(1,314)	(2,040)	13,888
Private equity funds	64,215	6,433	537	71,185
Global balanced funds	26,662	—	(3,484)	23,178
	$341,845	$(10,745)	$(34,545)	$296,555
(a) There were no transfers in or out of Level 3 during the years ended June 30, 2013 or July 1, 2012.

Contributions
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2014 or 2015. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.

Estimated Future Benefit Payments
Projected benefit payments from the plans as of June 30, 2013 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life	LTD
2014	$74,800	$3,165	$14,516	$1,425	$155
2015	75,123	3,239	13,604	1,452	149
2016	75,155	3,282	12,720	1,476	145
2017	75,138	3,338	10,679	1,496	133
2018	75,065	3,380	9,714	1,512	118
2019-2023	371,195	18,460	28,670	7,682	431
Defined Contribution Plans
Employees of the Company may participate in a defined contribution savings plan that allows participants to contribute a portion of their earnings in accordance with plan specifications. A maximum of 1.5% to 3.5% of each participant’s salary, depending upon the participant’s group, is matched by the Company. Additionally, certain employees may receive Company nonelective contributions equal to 2.0% of the employee’s salary. The Company contributions totaled $7.9 million in 2013, $8.3 million in 2012 and $8.7 million in 2011.
Simultaneously with the aforementioned amendments to freeze the Company's defined benefit retirement plans for U.S., non-bargaining employees effective January 1, 2014, amendments were also made to increase benefits under the defined contribution plans. The defined contribution plan amendments are also effective January 1, 2014. These amendments increase the Company's maximum matching contribution from 3.5% to 4.0% of pay and offer all domestic non-bargaining employees a company non-elective contribution of 3.0% of the employee's pay.
Postemployment Benefits
The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts are also discounted using a 4.40% interest rate for fiscal year 2013 and 3.75% interest rate for fiscal year 2012. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.
(17) Restructuring Actions:
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

In April 2012, the Company announced plans to further reduce manufacturing costs through consolidation of its Auburn, Alabama manufacturing facility as well as the reduction of approximately 10% of the Company's salaried headcount. In fiscal 2012 and fiscal 2013, the Company implemented salaried headcount reductions. Additionally, the Company announced that it would no longer pursue placement of lawn and garden products at national mass retailers beginning in fiscal 2013. The Engines segment continues to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products Segment continues to focus on innovative, higher margin products that are sold through the Company's network of Simplicity, Snapper and Ferris dealers and regional retailers. The Company also continues to sell pressure washers and portable and standby generators through the U.S. mass retail channel.

In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment freezes accruals for all non-bargaining employees effective January 1, 2014. The Company recorded a pre-tax curtailment charge of $1.9 million in fiscal 2013 related to the defined benefit plan change.

Workforce reductions associated with the 10% salaried headcount reduction and the Company's manufacturing footprint reductions impacted approximately 1,250 regular and temporary employees globally.

In the first quarter of fiscal 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant. In the fourth quarter of fiscal 2013, the Company completed the sale of the Ostrava, Czech Republic facility.

The Company reports restructuring charges associated with manufacturing and related initiatives as costs of goods sold within the Consolidated Statements of Earnings. Restructuring charges reflected as costs of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments and accelerated depreciation relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented. The Company reports all other non-manufacturing related restructuring charges as engineering, selling, general and administrative expenses on the Consolidated Statements of Earnings. The Company recorded pre-tax charges of $22.2 million ($15.5 million after tax or $0.33 per diluted share) and $49.9 million ($28.8 million after tax or $0.58 per diluted share) during fiscal 2013 and 2012, respectively, related to the restructuring actions. The Engines segment recorded $12.4 million and $18.3 million of pre-tax restructuring charges during fiscal 2013 and 2012, respectively. The Products segment recorded $9.8 million and $31.6 million of pre-tax restructuring charges during fiscal 2013 and 2012, respectively.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines segment restructuring activities for fiscal 2013 (in thousands):

Engines Segment	Termination Benefits	Other Costs	Total
Reserve Balance at July 1, 2012	$2,227	$3,344	$5,571
Provisions	1,444	10,999	12,443
Cash Expenditures	(3,572)	(2,555)	(6,127)
Other Adjustments (1)	—	(9,213)	(9,213)
Reserve Balance at June 30, 2013	$99	$2,575	$2,674
(1) Other adjustments includes $2.7 million of accelerated depreciation, $1.9 million of pension curtailment charges, $0.4 million of asset impairments, and $4.2 million of foreign currency translation primarily recognized in connection with the substantial liquidation of the Company's investment in the Ostrava, Czech Republic entity.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products Segment restructuring activities for fiscal 2013 (in thousands):

Products Segment	Termination Benefits	Other Costs	Total
Reserve Balance at July 1, 2012	$942	$445	$1,387
Provisions	225	9,528	9,753
Cash Expenditures	(1,073)	(6,337)	(7,410)
Other Adjustments (2)	—	(3,591)	(3,591)
Reserve Balance at June 30, 2013	$94	$45	$139
(2) Other adjustments includes $3.1 million of asset impairments and $0.5 million of accelerated depreciation.

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

(18) Assets Held for Sale:
At July 1, 2012, the Company had $10.4 million included in Assets Held for Sale in its Consolidated Condensed Balance Sheets, consisting of certain assets related to the Ostrava, Czech Republic and Jefferson, Wisconsin production facilities. Prior to the closure of the Ostrava, Czech Republic facility, small engines were manufactured by the Company within its Engines segment for the outdoor power equipment industry. Prior to the closure of the Jefferson facility, portable generator and pressure washer products were manufactured, marketed and sold by the Company within its Products segment. In the first quarter of fiscal 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant. In the fourth quarter of fiscal 2013, the Company completed the sale of the Ostrava, Czech Republic facility. At June 30, 2013, there were no remaining Assets Held for Sale included in the Company's Consolidated Condensed Balance Sheets.
(19) Equity:
Share Repurchases
In August 2011, the Board of Directors of the Company authorized up to $50.0 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. In August 2012, the Board of Directors authorized an additional $50.0 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. In fiscal 2013, the Company repurchased 1,546,686 shares on the open market at a total cost of $30.4 million, or $19.63 per share. There were 2,409,972 shares repurchased in fiscal 2012 at a total cost of $39.3 million, or $16.30 per share.
Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss) includes cumulative translation adjustments, unrealized gain (loss) on derivatives and unrecognized pension and postretirement obligations. The components of Accumulated Other Comprehensive Income (Loss) are as follows (in thousands):

	2013	2012
Cumulative Translation Adjustments	$11,885	$12,502
Unrealized Gain (Loss) on Derivatives	(3,673)	(7,654)
Unrecognized Pension and Postretirement Obligation	(233,140)	(327,552)
Accumulated Other Comprehensive Income (Loss)	$(224,928)	$(322,704)

(20) Separate Financial Information of Subsidiary Guarantors of Indebtedness:
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
The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	June 30, 2013 Carrying Amount	Maximum Guarantee
6.875% Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$—	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET: As of June 30, 2013	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$162,628	$1,275	$24,542	$—	$188,445
Accounts Receivable, Net	80,017	80,531	30,252	—	190,800
Intercompany Accounts Receivable	11,987	5,971	46,366	(64,324)	—
Inventories, Net	165,600	175,523	66,972	—	408,095
Deferred Tax Asset	32,543	13,923	1,068	—	47,534
Assets Held for Sale	—	—	—	—	—
Prepaid Expenses and Other	15,194	1,967	6,946	—	24,107
Total Current Assets	$467,969	$279,190	$176,146	$(64,324)	$858,981
OTHER ASSETS:
Goodwill	$128,300	$—	$19,052	$—	$147,352
Investments	19,764	—	—	—	19,764
Investments in Subsidiaries	520,604	—	—	(520,604)	—
Intercompany Note Receivable	45,747	81,844	14,486	(142,077)	—
Debt Issuance Costs, Net	4,710	—	—	—	4,710
Other Intangible Assets, Net	—	62,612	25,368	—	87,980
Long-Term Deferred Tax Asset	48,694	—	83	(21,233)	27,544
Other Long-Term Assets, Net	9,810	2,957	1,258	—	14,025
Total Other Assets	$777,629	$147,413	$60,247	$(683,914)	$301,375
PLANT AND EQUIPMENT, NET	224,002	45,475	17,718	—	287,195
TOTAL ASSETS	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

CURRENT LIABILITIES:
Accounts Payable	91,965	37,112	14,112	—	143,189
Intercompany Accounts Payable	38,078	5,197	21,049	(64,324)	—
Short-Term Debt	—	—	300	—	300
Accrued Liabilities	111,146	7,452	12,668	—	131,266
Total Current Liabilities	$241,189	$49,761	$48,129	$(64,324)	$274,755
OTHER LIABILITIES:
Accrued Pension Cost	149,614	472	45	—	150,131
Accrued Employee Benefits	23,458	—	—	—	23,458
Accrued Postretirement Health Care Obligation	57,298	15,397	—	—	72,695
Accrued Warranty	9,400	9,471	—	—	18,871
Intercompany Note Payable	85,095		56,982	(142,077)	—
Deferred Tax Liabilities	—	21,233	—	(21,233)	—
Other Long-Term Liabilities	10,608	3,070	1,025	—	14,703
Long-Term Debt	225,000		—	—	225,000
Total Other Liabilities	$560,473	$49,643	$58,052	$(163,310)	$504,858
TOTAL SHAREHOLDERS’ INVESTMENT:	667,938	372,674	147,930	(520,604)	667,938
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

CONSOLIDATING BALANCE SHEET: As of July 1, 2012	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$133,108	$5,375	$17,592	$—	$156,075
Accounts Receivable, Net	102,997	97,009	23,990	—	223,996
Intercompany Accounts Receivable	45,391	7,593	69,096	(122,080)	—
Inventories, Net	149,863	224,642	59,179	—	433,684
Deferred Tax Asset	25,630	17,699	1,198	—	44,527
Assets Held for Sale	—	4,000	6,404	—	10,404
Prepaid Expenses and Other	28,660	11,412	2,742	—	42,814
Total Current Assets	$485,649	$367,730	$180,201	$(122,080)	$911,500
OTHER ASSETS:
Goodwill	$128,300	$64,544	$11,920	$—	$204,764
Investments	22,163	—	—	—	22,163
Investments in Subsidiaries	556,958	—	—	(556,958)	—
Intercompany Note Receivable	22,666	36,987	11,137	(70,790)	—
Debt Issuance Costs, Net	5,717	—	—	—	5,717
Other Intangible Assets, Net	—	83,242	3,825	—	87,067
Long-Term Deferred Tax Asset	108,003	—	2	(41,054)	66,951
Other Long-Term Assets, Net	4,813	2,733	1,274	—	8,820
Total Other Assets	$848,620	$187,506	$28,158	$(668,802)	$395,482
PLANT AND EQUIPMENT, NET	230,253	53,105	17,891	—	301,249
TOTAL ASSETS	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

CURRENT LIABILITIES:
Accounts Payable	85,839	44,829	20,485	—	151,153
Intercompany Accounts Payable	56,674	26,661	38,761	(122,096)	—
Short-Term Debt	—	—	3,000	—	3,000
Accrued Liabilities	108,079	28,706	14,971	—	151,756
Total Current Liabilities	$250,592	$100,196	$77,217	$(122,096)	$305,909
OTHER LIABILITIES:
Accrued Pension Cost	295,862	464	68	—	296,394
Accrued Employee Benefits	25,035	—	—	—	25,035
Accrued Postretirement Health Care Obligation	73,575	16,267	—	—	89,842
Accrued Warranty	9,900	6,515	—	—	16,415
Intercompany Note Payable	41,147	—	29,627	(70,774)	—
Deferred Tax Liabilities	—	41,054	—	(41,054)	—
Other Long-Term Liabilities	11,441	4,970	1,255	—	17,666
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$681,960	$69,270	$30,950	$(111,828)	$670,352
TOTAL SHAREHOLDERS’ INVESTMENT:	631,970	438,875	118,083	(556,958)	631,970
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,564,522	$608,341	$226,250	$(790,882)	$1,608,231

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the Fiscal Year Ended June 30, 2013	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,126,562	$695,137	$277,516	$(236,717)	$1,862,498
Cost of Goods Sold	916,859	626,266	208,189	(236,717)	1,514,597
Restructuring Charges	9,614	8,618	529	—	18,761
Gross Profit	200,089	60,253	68,798	—	329,140
Engineering, Selling, General and Administrative Expenses	161,465	71,434	43,289	—	276,188
Restructuring Charges	3,435	—	—	—	3,435
Goodwill and Tradename Impairment	—	83,314	6,766	—	90,080
Equity in Loss from Subsidiaries	45,191	—	—	(45,191)	—
Income (Loss) from Operations	(10,002)	(94,495)	18,743	45,191	(40,563)
Interest Expense	(18,369)	(3)	(147)	—	(18,519)
Other Income, Net	6,225	286	430	—	6,941
Income (Loss) Before Provision for Income Taxes	(22,146)	(94,212)	19,026	45,191	(52,141)
Provision (Credit) for Income Taxes	11,511	(30,902)	907	—	(18,484)
Net Income (Loss)	$(33,657)	$(63,310)	$18,119	$45,191	$(33,657)
Comprehensive Income (Loss)	$64,119	$(62,068)	$16,779	$45,289	$64,119
For the Fiscal Year Ended July 1, 2012
Net Sales	$1,235,805	$835,011	$321,216	$(325,499)	$2,066,533
Cost of Goods Sold	1,007,493	744,103	258,951	(325,499)	1,685,048
Restructuring Charges	4,235	28,790	11,735	—	44,760
Gross Profit	224,077	62,118	50,530	—	336,725
Engineering, Selling, General and Administrative Expenses	167,133	80,915	42,333	—	290,381
Restructuring Charges	4,001	1,106	—	—	5,107
Equity in Loss from Subsidiaries	5,881	—	—	(5,881)	—
Income (Loss) from Operations	47,062	(19,903)	8,197	5,881	41,237
Interest Expense	(18,347)	(33)	(162)	—	(18,542)
Other Income, Net	4,830	207	2,141	—	7,178
Income (Loss) Before Provision for Income Taxes	33,545	(19,729)	10,176	5,881	29,873
Provision (Credit) for Income Taxes	4,539	(8,897)	5,225	—	867
Net Income (Loss)	$29,006	$(10,832)	$4,951	$5,881	$29,006
Comprehensive Income (Loss)	$(50,200)	$(12,062)	$(2,529)	$14,591	$(50,200)
For the Fiscal Year Ended July 3, 2011
Net Sales	$1,327,378	$752,970	$343,293	$(313,643)	$2,109,998
Cost of Goods Sold	1,047,229	705,410	272,686	(313,643)	1,711,682
Gross Profit	280,149	47,560	70,607	—	398,316
Engineering, Selling, General and Administrative Expenses	179,263	75,315	42,535	—	297,113
Restructuring Charges	559	2,978	—	—	3,537
Goodwill Impairment	—	49,450	—	—	49,450
Equity in Loss from Subsidiaries	28,636	—	—	(28,636)	—
Income (Loss) from Operations	71,691	(80,183)	28,072	28,636	48,216
Interest Expense	(23,084)	(66)	(168)	—	(23,318)
Other Income, Net	4,331	308	2,517	—	7,156
Income (Loss) Before Provision for Income Taxes	52,938	(79,941)	30,421	28,636	32,054
Provision (Credit) for Income Taxes	28,583	(25,552)	4,668	—	7,699
Net Income (Loss)	$24,355	$(54,389)	$25,753	$28,636	$24,355
Comprehensive Income (Loss)	$99,566	$(54,069)	$39,745	$14,323	$99,566

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 30, 2013	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by Operating Activities	$69,746	$40,812	$50,255	$—	$160,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(36,306)	(6,120)	(2,452)	—	(44,878)
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(59,627)	—	(59,627)
Proceeds Received on Disposition of Plant and Equipment	70	6,068	6,354	—	12,492
Cash Investment in Subsidiary	(15,194)	—	15,194	—	—
Net Cash Used in Investing Activities	(51,430)	(52)	(40,531)	—	(92,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	44,860	(44,860)	(2,700)	—	(2,700)
Cash Dividends Paid	(23,285)	—	—	—	(23,285)
Stock Option Exercise Proceeds and Tax Benefits	19,988	—	—	—	19,988
Treasury Stock Repurchases	(30,359)	—	—	—	(30,359)
Net Cash Provided by (Used in) Financing Activities	11,204	(44,860)	(2,700)	—	(36,356)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(74)	—	(74)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,520	(4,100)	6,950	—	32,370
Cash and Cash Equivalents, Beginning of Year	133,108	5,375	17,592	—	156,075
Cash and Cash Equivalents, End of Year	$162,628	$1,275	$24,542	$—	$188,445

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 1, 2012	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by (Used in) Operating Activities	$82,114	$2,879	$(19,032)	$—	$65,961
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(40,456)	(6,588)	(2,529)	—	(49,573)
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(2,673)	—	(2,673)
Proceeds Received on Disposition of Plant and Equipment	141	1,278	38	—	1,457
Cash Investment in Subsidiary	2,141	—	(2,141)	—	—
Net Cash Used in Investing Activities	(38,174)	(5,310)	(7,305)	—	(50,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(6,434)	6,434	—	—	—
Debt Issuance Costs	(2,007)	—	—	—	(2,007)
Cash Dividends Paid	(22,011)	—	—	—	(22,011)
Stock Option Exercise Proceeds and Tax Benefits	235	—	—	—	235
Treasury Stock Repurchases	(39,287)	—	—	—	(39,287)
Net Cash Provided by (Used in) Financing Activities	(69,504)	6,434	—	—	(63,070)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,666)	—	(5,666)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,564)	4,003	(32,003)	—	(53,564)
Cash and Cash Equivalents, Beginning of Year	158,672	1,372	49,595	—	209,639
Cash and Cash Equivalents, End of Year	$133,108	$5,375	$17,592	$—	$156,075

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 3, 2011	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by (Used in)Operating Activities	$126,397	$(13,433)	$43,967	$—	$156,931
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(47,627)	(9,384)	(2,908)	—	(59,919)
Proceeds Received on Disposition of Plant and Equipment	73	49	26	—	148
Cash Investment in Subsidiary	3,908	—	(3,908)	—	—
Net Cash Used in Investing Activities	(43,646)	(9,335)	(6,790)	—	(59,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Loans, Notes Payable and Long-Term Debt	837	20,465	—	—	21,302
Debt Issuance Costs	(4,994)	—	—	—	(4,994)
Cash Dividends Paid	(22,334)	—	—	—	(22,334)
Stock Option Exercise Proceeds and Tax Benefits	1,532	—	—	—	1,532
Net Cash Provided by (Used in) Financing Activities	(24,959)	20,465	—	—	(4,494)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	419	—	419
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	57,792	(2,303)	37,596	—	93,085
Cash and Cash Equivalents, Beginning of Year	100,880	3,675	11,999	—	116,554
Cash and Cash Equivalents, End of Year	$158,672	$1,372	$49,595	$—	$209,639

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheet of Briggs & Stratton Corporation and subsidiaries (the "Company") as of June 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' investment, and cash flows for the year ended June 30, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Briggs & Stratton Corporation and subsidiaries as of June 30, 2013, and the results of their operations and their cash flows for the year ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 27, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

In our opinion, the consolidated balance sheet as of July 1, 2012 and the related consolidated statements of operations, comprehensive income (loss), shareholders’ investment and cash flow for each of the two years in the periods ended July 1, 2012 and July 3, 2011, present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and its subsidiaries at July 1, 2012 and the results of their operations and their cash flows for each of the two years in the period ended July 1, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended July 1, 2012, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis,evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 28, 2012

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2013
September (1)	$309,020	$43,870	$(16,527)
December (2)	439,066	76,913	(635)
March (3)	637,259	126,788	38,516
June (4)	477,153	81,569	(55,011)
Total	$1,862,498	$329,140	$(33,657)
Fiscal 2012
September	$397,297	$66,054	$(5,220)
December	447,947	73,880	2,697
March (5)	720,097	127,112	39,937
June (6)	501,192	69,679	(8,408)
Total	$2,066,533	$336,725	$29,006

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss) (7)	Dividends Declared	High	Low
Fiscal 2013
September (1)	$(0.35)	$0.12	$19.88	$16.20
December (2)	(0.02)	0.12	21.46	18.70
March (3)	0.78	0.12	25.52	20.34
June (4)	(1.17)	0.12	24.80	18.69
Total	$(0.73)	$0.48
Fiscal 2012
September	$(0.10)	$0.11	$20.81	$12.42
December	0.05	0.11	17.17	12.36
March (5)	0.80	0.11	18.28	15.12
June (6)	(0.18)	0.11	18.60	16.32
Total	$0.57	$0.44
The number of record holders of Briggs & Stratton Corporation Common Stock on June 30, 2013 was 3,153.
(1) As disclosed in Note 17 of the Notes to the Consolidated Financial Statements, the first quarter of fiscal 2013 included restructuring charges of $5.1 million ($3.3 million after tax or $0.07 per diluted share)
(2) As disclosed in Note 17 of the Notes to the Consolidated Financial Statements, the second quarter of fiscal 2013 included restructuring charges of $6.6 million ($4.3 million after tax or $0.09 per diluted share)
(3) As disclosed in Note 17 of the Notes to the Consolidated Financial Statements, the third quarter of fiscal 2013 included restructuring charges of $6.6 million ($5.4 million after tax or $0.11 per diluted share)
(4) As disclosed in Notes 6, 12, and 17 of the Notes to the Consolidated Financial Statements, the fourth quarter of fiscal 2013 included restructuring charges of $3.8 million ($2.5 million after tax or $0.05 per diluted share), $90.1 million ($62.0 million after tax or $1.30 per diluted share) related to goodwill and tradename impairment, and $1.9 million ($1.2 million after tax or $0.03 per diluted share) related to a litigation settlement.
(5) As disclosed in Note 17 of the Notes to the Consolidated Financial Statements, the third quarter of fiscal 2012 included restructuring charges of $19.8 million ($9.6 million after tax or $0.19 per diluted share).
(6) As disclosed in Note 17 of the Notes to the Consolidated Financial Statements, the fourth quarter of fiscal 2012 included restructuring charges of $30.1 million ($19.3 million after tax or $0.40 per diluted share).
(7) Net Income (Loss) per share of Common Stock represents Diluted Earnings (Loss) per Share. Refer to Note 2 of the Notes to Consolidated Financial Statements, for information about Diluted Earnings per Share. Amounts may not total because of differing numbers of shares outstanding at the end of each quarter.

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of the end of the period covered by this report, the Company’s internal controls over financial reporting were effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of June 30, 2013, as stated in their report which is included herein.
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

(b)
Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, under the caption “Item 1: Election of Directors” and “General Information About Incumbent Directors”, and is incorporated herein by reference.

(c)
Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)
Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(e)
Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(f)
Code of Ethics. Briggs & Stratton has adopted a written code of ethics, referred to as the Briggs & Stratton Business Integrity Manual applicable to all directors, officers and employees, which includes provisions related to accounting and financial matters applicable to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. The Briggs & Stratton Business Integrity Manual is available on the Company’s corporate website at www.basco.com. If the Company makes any substantive amendment to, or grants any waiver of, the code of ethics for any director or officer, Briggs & Stratton will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, concerning this item, under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, “Change in Control Payments”, and “Director Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, concerning this item, under the captions “Other Corporate Governance Matters – Director Independence”, “Other Corporate Governance Matters – Board Oversight of Risk” and “Other Corporate Governance Matters – Audit Committee” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2013 Annual Meeting of Shareholders, under the captions “Other Matters – Independent Auditors’ Fees” and “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data" in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, June 30, 2013 and July 1, 2012

For the Fiscal Years Ended June 30, 2013, July 1, 2012 and July 3, 2011:
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2013, JULY 1, 2012 AND JULY 3, 2011

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2013	$5,780,000	1,881,000	(1,160,000)	$6,501,000
2012	$4,971,000	3,608,000	(2,799,000)	$5,780,000
2011	$11,317,000	1,916,000	(8,262,000)	$4,971,000
Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for Net Operating and Other Loss Carryforwards	Allowance Reversed for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2013	$12,025,000	9,210,000	(8,510,000)	$12,725,000
2012	$7,259,000	5,430,000	(664,000)	$12,025,000
2011	$9,130,000	774,000	(2,645,000)	$7,259,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ David J. Rodgers
David J. Rodgers
August 27, 2013		Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ Todd J. Teske	/s/ Patricia L. Kampling
Todd J. Teske	Patricia L. Kampling
Chairman, President and Chief Executive	Director
Officer and Director (Principal Executive Officer)

/s/ David J. Rodgers	/s/ Keith R. McLoughlin
David J. Rodgers	Keith R. McLoughlin
Senior Vice President and Chief Financial	Director
Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ William F. Achtmeyer	/s/ Robert J. O'Toole
William F. Achtmeyer	Robert J. O’Toole
Director	Director

/s/ Henrik C. Slipsager	/s/ Charles I. Story
Henrik C. Slipsager	Charles I. Story
Director	Director

/s/ James E. Humphrey	/s/ Brian C. Walker
James E. Humphrey	Brian C. Walker
Director	Director

*Each signature affixed as of
August 27, 2013

BRIGGS & STRATTON CORPORATION
(Commission File No. 1-1370)
EXHIBIT INDEX
2013 ANNUAL REPORT ON FORM 10-K

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

(Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated as of August 13, 2012 and incorporated by reference herein.)

4.1	Indenture, dated December 10, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.1 (a)*	Amendment to the Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed herewith.)

10.3*	Amended and Restated Form of Change of Control Employment Agreement.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated herein by reference.)

10.3 (a)*	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein.)

No.	Document Description
10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4 (a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4 (b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.5*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5 (a)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5 (b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.5 (c)*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6*	Amended and Restated Briggs & Stratton Premium Option and Stock Award Program, effective beginning with plan year 2010.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6 (a)*	Amended Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for year ended June 28, 2009 and incorporated herein by reference.)

10.6 (b)*	Amended Form of Restricted Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6 (c)*	Amended Form of Deferred Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.7*	Amended and Restated Form of Officer Employment Agreement.
(Filed as Exhibit 10.0 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

10.8*	Amended and Restated Supplemental Employee Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.9*	Briggs & Stratton Corporation Incentive Compensation Plan Performance Share Award Agreement.
(Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

No.	Document Description
10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.12*	Amended and Restated Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.12 (a)*	Form of Director’s Stock Option Agreement under the Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

10.13*	Summary of Director Compensation.
(Filed herewith.)

10.14*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14 (a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14 (b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.15*	Amended & Restated Key Employee Savings and Investment Plan.
(Filed herewith.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.18*	Amendment to the Briggs & Stratton Product Program.
(Filed as Exhibit 10.17 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.19	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference.)

10.20	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs & Stratton Power Products Group, LLC, Briggs & Stratton Canada Inc., Murray, Inc. and Murray Canada Co.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

10.21	Transition Supply Agreement, dated February 11, 2005, between Briggs & Stratton Power Products Group, LLC and Murray, Inc.
(Form of Transition Supply Agreement filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

No.	Document Description
10.22
Multicurrency Credit Agreement, dated October 13, 2011, among Briggs & Stratton Corporation, Briggs & Stratton AG, various financial institutions, and BMO Harris Bank, N.A., Bank of America, N.A., Wells Fargo Bank, N.A., and PNC Bank, National Association, as co-documentation agents, and U.S. Bank National Association as syndication agent, and JPMorgan Chase Bank, N.A., as administrative agent, an issuing lender and swing line lender, and J.P. Morgan Securities LLC and U.S. Bank National Association, as Joint Lead Arrangers and Joint Book Managers.

(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated October 13, 2011 and incorporated by reference herein.)

10.22 (a)	First Amendment to the Multicurrency Credit Agreement.
(Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.)

10.23	Class B Preferred Share Redemption Agreement.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.24	Victa Agreement.
(Filed as Exhibit 10.25 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

12	Computation of Ratio of Earnings (Loss) to Fixed Charges.
(Filed herewith.)

16.1	Letter of PricewaterhouseCoopers LLP, dated December 21, 2012.
(Filed as Exhibit 16.1 to the Company's Current Report on Form 8-K dated December 21, 2012 and incorporated herein by reference.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

23.2	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013, formatted in extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2013 and July 1, 2012; (ii) Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2013, July 1, 2012 and July 3, 2011; (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the Fiscal Years Ended June 30, 2013, July 1, 2012, and July 3, 2011; (iv) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended June 30, 2013, July 1, 2012 and July 3, 2011; (v) Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2013, July 1, 2012 and July 3, 2011; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II—Valuation and Qualifying Accounts.

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

Directors

WILLIAM F. ACHTMEYER (2)(3)(5)	Chairman, Managing Partner and Chief Executive Officer of The Parthenon Group LLC, a strategic advisory and principal investment firm

JAMES E. HUMPHREY (2)(5)	Retired Chairman of Andersen Corporation, a window and door manufacturer

PATRICIA L. KAMPLING (1)(4)	Chairman, President and Chief Executive Officer of Alliant Energy Corporation, a regulated investor-owned public utility holding company

KEITH R. McLOUGHLIN (5)	President and Chief Executive Officer of AB Electrolux, a manufacturer of major home appliances

ROBERT J. O’TOOLE (1)(3)(4)	Retired Chairman of the Board and Chief Executive Officer, A.O. Smith Corporation, a manufacturer of water heaters and boilers

HENRIK C. SLIPSAGER (5)	President and Chief Executive Officer of ABM Industries, Inc., a provider of integrated facility solutions

CHARLES I. STORY (3)(4)	President of ECS Group, Inc., an executive development company

TODD J. TESKE (3)	Chairman, President and Chief Executive Officer of Briggs & Stratton Corporation

BRIAN C. WALKER (1)(2)(3)	President and Chief Executive Officer, Herman Miller, Inc., a global provider of office furniture and services
Committees: (1) Audit, (2) Compensation, (3) Executive, (4) Finance, (5) Nominating and Governance.

Elected Officers

TODD J. TESKE	Chairman, President & Chief Executive Officer

HAROLD L. REDMAN	Senior Vice President & President – Products Group

WILLIAM H. REITMAN	Senior Vice President – Business Development & Customer Support

DAVID J. RODGERS	Senior Vice President & Chief Financial Officer

THOMAS R. SAVAGE	Senior Vice President – Corporate Development

EDWARD J. WAJDA	Senior Vice President & General Manager – International

JOSEPH C. WRIGHT	Senior Vice President & President – Engines Group

RANDALL R. CARPENTER	Vice President – Marketing

DAVID G. DEBAETS	Vice President – North America Operations (Engines Group)

ANDREA L. GOLVACH	Vice President & Treasurer

ROBERT F. HEATH	Vice President, General Counsel & Secretary

Appointed Vice Presidents & Subsidiary/Group Officers

Corporate

BRENT W. HOAG	Vice President – Chief Information Officer

MARVIN B. KLOWAK	Vice President – Global Research & Development

JEFFREY G. MAHLOCH	Vice President – Human Resources

DON S. SCHOONENBERG	Vice President – Business Planning & Sales Administration

LAURA A. TIMM	Vice President – Corporate Communications and Public Affairs

JEFFREY M. ZEILER	Vice President – Global Product Innovation

International

PHILIP J. CAPPITELLI	Vice President & General Manager – International Business Development

PETER HOTZ	Vice President – Global Technical Services

ROGER A. JANN	Managing Director – Europe

MARTIN L. LEVY	Managing Director – Latin America

ROB SPLETTER	Managing Director – South East Asia

THOMAS H. RUGG	Managing Director – Australasia

Engines Group

RANDALL E. BALLARD	Vice President – North American Engine Sales

EDWARD D. BEDNAR	Vice President – Procurement & Logistics

JOHN R. GUY III	Vice President & General Manager – Distribution

MICHAEL M. MILLER	Vice President – Engine Products

PAUL R. PESCI	Vice President – Small Commercial Engines

RICHARD R. ZECKMEISTER	Vice President – North American Consumer Marketing & Planning

Products Group

TOM BURKARD	Vice President – Engineering

JEFFREY W. COAD	Vice President – Products Marketing

NED N. COX	Vice President – Retail Sales

RICHARD E. FELDER	Vice President – Dealer Recruitment

GREG INWOOD	Vice President – Residential Products Standby Power

DONALD W. KLENK	Vice President – Operations

ERIK P. MEMMO	Vice President – North American Dealer Sales

SCOTT L. MURRAY	Vice President – Parts & Service

ROBERT D. PJEVACH	Vice President – Consumer Products

WILLIAM L. SHEA	Vice President – Sales & Marketing

PHILIP H. WENZEL	Vice President – Commercial Products

THOMAS E. WISER	Vice President – Standby Power Sales

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
Briggs & Stratton has an ongoing commitment to provide investors with real time access to financial disclosures, the latest corporate and financial news, and other shareholder information. Visit Briggs & Stratton’s home page on the World Wide Web at www.basco.com. Information includes: corporate press releases, web casts of conference calls, dividend information, stock prices, filings with the Securities and Exchange Commission, including Form 10-K Reports, Form 10-Q Reports, Proxy Statements, Section 16 filings, code of ethics for principal executive, financial and accounting officers and additional financial information.
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
PUBLIC INFORMATION
Persons desiring general information about Briggs & Stratton should contact Laura A. Timm, Vice President –Corporate Communications and Public Affairs, at 414-256-5123.
General Information

EXCHANGE LISTING Briggs & Stratton Corporation common stock is listed on the New York Stock Exchange (symbol BGG)	FISCAL 2013 AUDITORS Deloitte & Touche LLP 555 E. Wells St. Suite 1400 Milwaukee, Wisconsin 53202

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSER Wells Fargo Shareowner Services 1110 Centre Pointe Curve, Suite 101 Mendota Heights, MN 55120	CORPORATE OFFICES 12301 West Wirth Street Wauwatosa, Wisconsin 53222 Telephone 414-259-5333

Inquiries concerning transfer requirements, lost certificates, dividend payments, change of address and account status should be directed to Wells Fargo Shareowner Services, at 1-800-468-9716.	MAILING ADDRESS Briggs & Stratton Corporation Post Office Box 702 Milwaukee, Wisconsin 53201