Form 10-Q
period 2013-09-29
BRIGGS & STRATTON CORP
filed 2013-11-07
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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
(414) 259-5333
(Registrant’s telephone number, including area code)
____________________________________________

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
COMMON STOCK, par value $0.01 per share	47,444,133 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 29, 2013	June 30, 2013
CURRENT ASSETS:
Cash and Cash Equivalents	$115,176	$188,445
Accounts Receivable, Net	171,103	190,800
Inventories -
Finished Products and Parts	356,319	306,104
Work in Process	107,071	96,751
Raw Materials	5,234	5,240
Total Inventories	468,624	408,095
Deferred Income Tax Asset	47,520	47,534
Prepaid Expenses and Other Current Assets	37,189	24,107
Total Current Assets	839,612	858,981
OTHER ASSETS:
Goodwill	147,218	147,352
Investments	19,220	19,764
Debt Issuance Costs	4,464	4,710
Other Intangible Assets, Net	87,000	87,980
Long-Term Deferred Income Tax Asset	26,788	27,544
Other Long-Term Assets, Net	13,883	14,025
Total Other Assets	298,573	301,375
PLANT AND EQUIPMENT:
Cost	1,026,960	1,019,355
Less - Accumulated Depreciation	741,352	732,160
Total Plant and Equipment, Net	285,608	287,195
TOTAL ASSETS	$1,423,793	$1,447,551

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 29, 2013	June 30, 2013
CURRENT LIABILITIES:
Accounts Payable	$146,296	$143,189
Short-Term Debt	—	300
Accrued Liabilities	139,921	131,266
Total Current Liabilities	286,217	274,755
OTHER LIABILITIES:
Accrued Pension Cost	146,138	150,131
Accrued Employee Benefits	23,520	23,458
Accrued Postretirement Health Care Obligation	69,687	72,695
Other Long-Term Liabilities	32,809	33,574
Long-Term Debt	225,000	225,000
Total Other Liabilities	497,154	504,858
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	75,079	77,004
Retained Earnings	1,017,824	1,042,917
Accumulated Other Comprehensive Loss	(220,606)	(224,928)
Treasury Stock at cost, 10,183 and 9,901 shares, respectively	(232,454)	(227,634)
Total Shareholders’ Investment	640,422	667,938
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,423,793	$1,447,551

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012
NET SALES	$317,304	$309,020
COST OF GOODS SOLD	269,888	260,024
RESTRUCTURING CHARGES	3,585	5,126
Gross Profit	43,831	43,870
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	68,762	65,688
Loss from Operations	(24,931)	(21,818)
INTEREST EXPENSE	(4,510)	(4,486)
OTHER INCOME, Net	2,093	1,405
Loss Before Income Taxes	(27,348)	(24,899)
CREDIT FOR INCOME TAXES	(7,999)	(8,372)
NET LOSS	$(19,349)	$(16,527)
EARNINGS (LOSS) PER SHARE DATA:
Weighted Average Shares Outstanding	46,997	47,133
Basic Earnings (Loss) Per Share	$(0.41)	$(0.35)
Diluted Average Shares Outstanding	46,997	47,133
Diluted Earnings (Loss) Per Share	$(0.41)	$(0.35)
DIVIDENDS PER SHARE	$0.12	$0.12

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012
Net Loss	$(19,349)	$(16,527)
Other Comprehensive Loss:
Cumulative Translation Adjustments	253	4,775
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	(281)	1,055
Unrecognized Pension & Postretirement Obligation, Net of Tax	4,350	6,125
Total Comprehensive Loss	$(15,027)	$(4,572)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 29, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(19,349)	$(16,527)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	13,874	13,778
Stock Compensation Expense	3,040	2,511
Loss (Gain) on Disposition of Plant and Equipment	157	(43)
Credit for Deferred Income Taxes	(1,418)	(6,152)
Earnings of Unconsolidated Affiliates	(1,529)	(867)
Dividends Received from Unconsolidated Affiliates	1,500	4,411
Cash Contributions to Pension Plans	—	(5,466)
Non-Cash Restructuring Charges	1,726	3,185
Change in Operating Assets and Liabilities:
Accounts Receivable	20,110	30,762
Inventories	(61,310)	(69,546)
Other Current Assets	(9,983)	2,809
Accounts Payable and Accrued Liabilities	4,515	3,749
Other, Net	(4,194)	(3,964)
Net Cash Used in Operating Activities	(52,861)	(41,360)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(11,650)	(7,871)
Proceeds Received on Disposition of Plant and Equipment	28	5,620
Net Cash Used in Investing Activities	(11,622)	(2,251)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Short-Term Debt	(300)	—
Treasury Stock Purchases	(9,696)	(12,886)
Stock Option Exercise Proceeds and Tax Benefits	994	1,534
Net Cash Used in Financing Activities	(9,002)	(11,352)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	216	513
NET DECREASE IN CASH AND CASH EQUIVALENTS	(73,269)	(54,450)
CASH AND CASH EQUIVALENTS, Beginning	188,445	156,075
CASH AND CASH EQUIVALENTS, Ending	$115,176	$101,625

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. General Information

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair statement of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton Corporation (the Company), adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to fairly present the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature, except as otherwise noted.

Interim results are not necessarily indicative of results for a full year. The information included in these consolidated condensed financial statements should be read in conjunction with the financial statements and the notes thereto that were included in the Company's latest Annual Report on Form 10-K.
2. New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires an entity to present significant reclassifications out of accumulated other comprehensive income by the respective line items of net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012 with earlier adoption permitted. The amendments in the ASU should be applied prospectively. The Company adopted ASU No. 2013-02 at the beginning of fiscal 2014, and the required new disclosures are presented in Note 3. The adoption of this ASU did not have any impact on the Company's results of operations, financial position or cash flow, as the ASU solely relates to disclosures.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The amendments do not change the measurement of impairment losses. This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU No. 2012-02 at the beginning of fiscal 2014. The adoption of this ASU did not have any impact on the Company’s results of operations, financial position or cash flow.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended September 29, 2013
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$11,886	$(3,673)	$(233,141)	$(224,928)
Other Comprehensive Income (Loss) Before Reclassification	253	(2,710)	—	(2,457)
Income Tax Benefit	—	1,038	—	1,038
Net Other Comprehensive Income (Loss) Before Reclassifications	253	(1,672)	—	(1,419)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	462	—	462
Realized (Gains) Losses - Commodity Contracts (1)	—	1,498	—	1,498
Realized (Gains) Losses - Interest Rate Swaps (1)	—	295	—	295
Amortization of Prior Service Costs (Credits) (2)	—	—	(679)	(679)
Amortization of Actuarial Losses (2)	—	—	7,729	7,729
Total Reclassifications Before Tax	—	2,255	7,050	9,305
Income Tax Expense (Benefit)	—	(864)	(2,700)	(3,564)
Net Reclassifications	—	1,391	4,350	5,741
Other Comprehensive Income (Loss)	253	(281)	4,350	4,322
Ending Balance	$12,139	$(3,954)	$(228,791)	$(220,606)

(1) Amounts reclassified to net income (loss) are included in net sales or cost of goods sold. See Note 9 for information related to derivative financial instruments.
(2) Amounts reclassified to net income (loss) are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 7 for information related to pension and postretirement benefit plans.
4. Acquisitions

On December 7, 2012, Briggs & Stratton Representação de Motores e Produtos de Força do Brasil Ltda., a wholly-owned subsidiary of the Company, acquired all of the common stock of Companhia Caetano Branco (“Branco”) of Sao Jose dos Pinhais, Brazil for total cash consideration of $59.6 million, net of cash acquired. Branco is a leading brand in the Brazilian light power equipment market with a broad range of outdoor power equipment used primarily in light commercial applications. Its products, including generators, water pumps, light construction equipment and diesel engines, are sold through its independent network of over 1,200 dealers throughout Brazil. The Company recorded a purchase price allocation during fiscal 2013 based on a fair value appraisal by a third party valuation firm. The purchase price allocation resulted in the recognition of $15.3 million of goodwill, of which $4.6 million and $10.7 million were allocated to the Engines Segment and Products Segment, respectively, and $24.0 million of intangible assets, including $14.6 million of customer relationships and $9.4 million of tradenames.

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

In April 2012, the Company announced plans to further reduce manufacturing costs through consolidation of its Auburn, Alabama manufacturing facility as well as the reduction of approximately 10% of the Company's salaried headcount. In fiscal 2012 and fiscal 2013, the Company implemented the salaried headcount reductions. Additionally, beginning in fiscal 2013, the Company no longer pursues placement of lawn and garden products at national mass retailers. The Engines Segment continues to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. The Products Segment continues to focus on innovative, higher margin products that are sold through our network of Simplicity, Snapper and Ferris dealers and regional retailers. The Company also continues to sell pressure washers and portable and standby generators through the U.S. mass retail channel.

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

The Company reports restructuring charges associated with manufacturing and related initiatives as costs of goods sold within the Consolidated Condensed Statements of Operations. Restructuring charges reflected as costs of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments and accelerated depreciation relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented. The Company reports all other non-manufacturing related restructuring charges as engineering, selling, general and administrative expenses on the Consolidated Condensed Statements of Operations. The Company recorded pre-tax charges of $3.6 million ($2.9 million after tax or $0.06 per diluted share) during the three months ended September 29, 2013 related to the restructuring actions. The Engines Segment recorded $1.8 million of pre-tax restructuring charges during the first quarter of fiscal 2014. The Products Segment recorded $1.8 million of pre-tax restructuring charges during the first quarter of fiscal 2014.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines Segment restructuring activities for the three month period ended September 29, 2013 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 30, 2013	$99	$2,575	$2,674
Provisions	—	1,765	1,765
Cash Expenditures	(94)	(1,534)	(1,628)
Other Adjustments (1)	—	(231)	(231)
Reserve Balance at September 29, 2013	$5	$2,575	$2,580
(1) Other adjustments includes $0.2 million of accelerated depreciation.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products Segment restructuring activities for the three month period ended September 29, 2013 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 30, 2013	$94	$45	$139
Provisions	—	1,820	1,820
Cash Expenditures	(91)	(325)	(416)
Other Adjustments (2)	—	(1,540)	(1,540)
Reserve Balance at September 29, 2013	$3	$—	$3
(2) Other adjustments includes $1.5 million of asset impairments.
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

Information on earnings (loss) per share is as follows (in thousands except per share data):

	Three Months Ended
	September 29, 2013	September 30, 2012
Net Loss	$(19,349)	$(16,527)
Less: Earnings Allocated to Participating Securities	(151)	(96)
Net Loss Available to Common Shareholders	$(19,500)	$(16,623)
Average Shares of Common Stock Outstanding	46,997	47,133
Diluted Average Shares Outstanding	46,997	47,133
Basic Earnings (Loss) Per Share	$(0.41)	$(0.35)
Diluted Earnings (Loss) Per Share	$(0.41)	$(0.35)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. As a result of the Company incurring a loss for the three months ended September 29, 2013 and September 30, 2012, potential incremental common shares of 975,316 and 1,024,000, respectively, were excluded from the calculation of diluted EPS for each period because the effect would have been anti-dilutive. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended
	September 29, 2013	September 30, 2012
Options to Purchase Shares of Common Stock (in thousands)	1,348	3,505
Weighted Average Exercise Price of Options Excluded	$31.88	$26.19

On August 8, 2012, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the three months ended September 29, 2013, the Company repurchased 482,926 shares on the open market at an average price of $20.08 per share, as compared to 726,745 shares purchased on the open market at an average price of $17.73 per share during the three months ended September 30, 2012.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Components of Net Periodic Expense:
Service Cost	$1,938	$3,837	$89	$97
Interest Cost on Projected Benefit Obligation	13,452	13,326	1,149	1,200
Expected Return on Plan Assets	(18,566)	(19,211)	—	—
Amortization of:
Transition Obligation	—	2	—	—
Prior Service Cost (Credit)	45	225	(724)	(897)
Actuarial Loss	6,270	8,822	1,459	1,890
Net Periodic Expense	$3,139	$7,001	$1,973	$2,290

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

The Company expects to make benefit payments of $3.2 million attributable to its non-qualified pension plans during fiscal 2014. During the first three months of fiscal 2014, the Company made payments of approximately $0.7 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $16.3 million for its other postretirement benefit plans during fiscal 2014. During the first three months of fiscal 2014, the Company made payments of $4.7 million for its other postretirement benefit plans.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. During the first three months of fiscal 2014, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is required to make no minimum contributions to the qualified pension plan during the remainder of fiscal 2014 or 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.
8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $3.0 million for the three months ended September 29, 2013. For the three months ended September 30, 2012, stock based compensation expense was $2.5 million.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Derivative financial instruments are recorded on the Consolidated Condensed Balance Sheets as assets or liabilities, measured at fair value. The effective portion of gains or losses on the derivative designated as cash flow hedges are reported as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

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

The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 1.17% to 1.60% for a notional principal amount of $95 million with expiration dates ranging from July 2017 through May 2019.

The Company enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Japanese Yen, Australian Dollars, or Mexican Pesos. These contracts generally do not have a maturity of more than twenty-four months.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of September 29, 2013 and June 30, 2013, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		September 29, 2013	June 30, 2013
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	19,632	6,392
Euro	Sell	34,250	31,000
Japanese Yen	Buy	745,000	905,000
Mexican Peso	Sell	3,345	3,345
Commodity:
Aluminum (Metric Tons)	Buy	13	18
Natural Gas (Therms)	Buy	3,983	5,423

The location and fair value of derivative instruments reported in the Consolidated Condensed Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	September 29, 2013	June 30, 2013
Interest rate contracts
Other Long-Term Assets	$161	$257
Other Long-Term Liabilities	(1,322)	(1,020)
Foreign currency contracts
Other Current Assets	554	1,752
Accrued Liabilities	(1,398)	(1,138)
Commodity contracts
Accrued Liabilities	(2,791)	(3,250)
Other Long-Term Liabilities	(2)	(5)
	$(4,798)	$(3,404)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Consolidated Condensed Statements of Operations is as follows (in thousands):

	Three months ended September 29, 2013
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(250)	Net Sales	$(295)	$—
Foreign currency contracts - sell	(948)	Net Sales	5	—
Foreign currency contracts - buy	39	Cost of Goods Sold	(467)	—
Commodity contracts	878	Cost of Goods Sold	(1,498)	—
	$(281)		$(2,255)	$—

	Three months ended September 30, 2012
	Recognized in Earnings
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(453)	Net Sales	$—	$—
Foreign currency contracts - sell	(933)	Net Sales	578	—
Foreign currency contracts - buy	(11)	Cost of Goods Sold	128	—
Commodity contracts	2,452	Cost of Goods Sold	(1,177)	—
	$1,055		$(471)	$—

During the next twelve months, the estimated net amount of losses on cash flow hedges as of September 29, 2013 expected to be reclassified into earnings is $5.0 million.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2013 and June 30, 2013 (in thousands):

		Fair Value Measurements Using
	September 29, 2013	Level 1	Level 2	Level 3
Assets:
Derivatives	$715	$—	$715	$—
Liabilities:
Derivatives	$5,513	$—	$5,513	$—
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,009	$—	$2,009	$—
Liabilities:
Derivatives	$5,413	$—	$5,413	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 15) at September 29, 2013 and June 30, 2013 was $245.3 million and $250.9 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 15) and short-term debt approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at September 29, 2013 and June 30, 2013 due to the short-term nature of these instruments.
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

	Three Months Ended
	September 29, 2013	September 30, 2012
Beginning Balance	$45,037	$46,013
Payments	(8,330)	(7,599)
Provision for Current Year Warranties	5,381	5,774
Changes in Estimates	42	2
Ending Balance	$42,130	$44,190

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

12. Income Taxes

The effective tax rate for the first quarter of fiscal 2014 was 29.3% compared to 33.6% in the same period last year. The decrease in the effective tax rate for the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 was primarily driven by non-deductible losses of certain foreign subsidiaries and foreign tax rates that vary from the U.S. statutory rate.

For the three months ended September 29, 2013, the Company's unrecognized tax benefits increased by $0.1 million, all of which impacted the current effective tax rate.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2010 and is currently under audit by U.S. federal and various state jurisdictions. With respect to the Company's major foreign jurisdictions, they are no longer subject to tax examinations before fiscal 2003.
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

On June 27, 2013, the Company entered into a Canadian Lawnmower Class Action National Settlement Agreement (“Settlement”) that, if given final court approval, would resolve all horsepower claims brought by all persons in Canada who purchased lawn mowers in Canada during the class period (defined as January 1, 1994 through December 31, 2012), except certain specified persons. Other parties to the Settlement are Electrolux Canada Corp., Electrolux Home Products Inc., John Deere Limited, Deere & Company, Husqvarna Canada Corp., Husqvarna Consumer Outdoor Products N.A., Inc., Kohler Canada Co. Kohler Co., The Toro Company (Canada), Inc. and The Toro Company (collectively with the Company referred to below as the “Settling Defendants”).

As part of the Settlement, the Company denies any and all liability and seeks resolution to avoid further protracted and expensive litigation, and the Settling Defendants as a group agree to pay an aggregate amount of CDN $4.2 million. The monetary contribution of each of the Settling Defendants is confidential. As a result of the Settlement, the Company recorded a total charge of US $1.9 million in the fourth quarter of fiscal year 2013. The amount has been included as a Litigation Settlement expense on the Statement of Operations for the fiscal year ended June 30, 2013.

On September 23, 2013, the Ontario Court issued an order approving the Settlement. Subsequently, on September 25, 2013, the Quebec Court issued its own order approving the Settlement. The 30-day period for appealing each case expired without any appeals being filed. Accordingly, the Settlement is now final, all payments required by the Settlement were made subsequent to the end of the Company’s first fiscal quarter, and the involvement of the Settling Defendants in the proceedings has been terminated.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various changes to the Company-sponsored retiree medical plans. The purpose of the amendments was to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. In addition to a request for class certification, the complaint seeks an

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. The Company moved to dismiss the complaint and believes the changes are within its rights. On April 21, 2011, the district court issued an order granting the Company's motion to dismiss the complaint. The plaintiffs filed a motion with the court to reconsider its order on May 17, 2011, and on August 24, 2011 the court granted the motion and vacated the dismissal of the case. The Company then filed a motion with the court to appeal its decision directly to the U.S. Court of Appeals for the Seventh Circuit, but the court denied this motion on February 29, 2012. On October 9, 2012 the court granted the parties’ unopposed motion for class certification. Discovery is underway in the case.

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
14. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
NET SALES:
Engines	$183,787	$164,515
Products	153,037	173,297
Inter-Segment Eliminations	(19,520)	(28,792)
Total *	$317,304	$309,020
* International sales included in net sales based on product shipment destination	$118,815	$126,497
GROSS PROFIT:
Engines	$25,236	$24,712
Products	17,825	18,716
Inter-Segment Eliminations	770	442
Total	$43,831	$43,870
INCOME (LOSS) FROM OPERATIONS:
Engines	$(18,086)	$(17,504)
Products	(7,615)	(4,756)
Inter-Segment Eliminations	770	442
Total	$(24,931)	$(21,818)

Pre-tax restructuring charges included in gross profit were as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN GROSS PROFIT:
Engines	$1,765	$1,091
Products	1,820	4,035
Total	$3,585	$5,126

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges included in loss from operations were as follows (in thousands):

	Three Months Ended
	September 29, 2013	September 30, 2012
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN LOSS FROM OPERATIONS:
Engines	$1,765	$1,091
Products	1,820	4,035
Total	$3,585	$5,126
15. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	September 29, 2013	June 30, 2013
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	—	—
	$225,000	$225,000

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”), which replaced the Company's prior amended and restated multicurrency credit agreement. On October 21, 2013, the Company entered into an amendment to the Revolver, which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of September 29, 2013, there were no borrowings under the Revolver.

The Senior Notes and Revolver contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of September 29, 2013, the Company was in compliance with these covenants.
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

	September 29, 2013 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$—	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of September 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$76,615	$1,554	$37,007	$—	$115,176
Accounts Receivable, Net	61,467	69,089	40,547	—	171,103
Intercompany Accounts Receivable	15,846	4,380	34,893	(55,119)	—
Inventories, Net	213,213	181,372	74,039	—	468,624
Deferred Income Tax Asset	31,839	14,603	1,078	—	47,520
Prepaid Expenses and Other Current Assets	23,060	3,089	11,040	—	37,189
Total Current Assets	$422,040	$274,087	$198,604	$(55,119)	$839,612
OTHER ASSETS:
Goodwill	$128,300	$—	$18,918	$—	$147,218
Investments	19,220	—	—	—	19,220
Investments in Subsidiaries	483,489	—	—	(483,489)	—
Intercompany Note Receivable	54,448	72,029	12,985	(139,462)	—
Debt Issuance Costs	4,464	—	—	—	4,464
Other Intangible Assets, Net	—	62,312	24,688	—	87,000
Long-Term Deferred Income Tax Asset	48,080	—	625	(21,917)	26,788
Other Long-Term Assets, Net	9,862	2,765	1,256	—	13,883
Total Other Assets	$747,863	$137,106	$58,472	$(644,868)	$298,573
PLANT AND EQUIPMENT, NET	224,607	43,910	17,091	—	285,608
TOTAL ASSETS	$1,394,510	$455,103	$274,167	$(699,987)	$1,423,793

CURRENT LIABILITIES:
Accounts Payable	$96,067	$29,928	$20,301	$—	$146,296
Intercompany Accounts Payable	27,104	5,530	22,485	(55,119)	—
Accrued Liabilities	87,666	33,001	19,254	—	139,921
Total Current Liabilities	$210,837	$68,459	$62,040	$(55,119)	$286,217
OTHER LIABILITIES:
Accrued Pension Cost	$145,646	$461	$31	$—	$146,138
Accrued Employee Benefits	23,520	—	—	—	23,520
Accrued Postretirement Health Care Obligation	54,547	15,140	—	—	69,687
Intercompany Note Payable	74,273	—	65,189	(139,462)	—
Deferred Income Tax Liabilities	—	21,917	—	(21,917)	—
Other Long-Term Liabilities	20,265	11,548	996	—	32,809
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$543,251	$49,066	$66,216	$(161,379)	$497,154
TOTAL SHAREHOLDERS’ INVESTMENT:	640,422	337,578	145,911	(483,489)	640,422
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,394,510	$455,103	$274,167	$(699,987)	$1,423,793

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of June 30, 2013

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$162,628	$1,275	$24,542	$—	$188,445
Accounts Receivable, Net	80,017	80,531	30,252	—	190,800
Intercompany Accounts Receivable	11,987	5,971	46,366	(64,324)	—
Inventories, Net	165,600	175,523	66,972	—	408,095
Deferred Income Tax Asset	32,543	13,923	1,068	—	47,534
Prepaid Expenses and Other Current Assets	15,194	1,967	6,946	—	24,107
Total Current Assets	$467,969	$279,190	$176,146	$(64,324)	$858,981
OTHER ASSETS:
Goodwill	$128,300	$—	$19,052	$—	$147,352
Investments	19,764	—	—	—	19,764
Investments in Subsidiaries	520,604	—	—	(520,604)	—
Intercompany Note Receivable	45,747	81,844	14,486	(142,077)	—
Debt Issuance Costs	4,710	—	—	—	4,710
Other Intangible Assets, Net	—	62,612	25,368	—	87,980
Long-Term Deferred Income Tax Asset	48,694	—	83	(21,233)	27,544
Other Long-Term Assets, Net	9,810	2,957	1,258	—	14,025
Total Other Assets	$777,629	$147,413	$60,247	$(683,914)	$301,375
PLANT AND EQUIPMENT, NET	224,002	45,475	17,718	—	287,195
TOTAL ASSETS	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

CURRENT LIABILITIES:
Accounts Payable	$91,965	$37,112	$14,112	$—	$143,189
Intercompany Accounts Payable	38,078	5,197	21,049	(64,324)	—
Short-Term Debt	—	—	300	—	300
Accrued Liabilities	111,146	7,452	12,668	—	131,266
Total Current Liabilities	$241,189	$49,761	$48,129	$(64,324)	$274,755
OTHER LIABILITIES:
Accrued Pension Cost	$149,614	$472	$45	$—	$150,131
Accrued Employee Benefits	23,458	—	—	—	23,458
Accrued Postretirement Health Care Obligation	57,298	15,397	—	—	72,695
Intercompany Note Payable	85,095	—	56,982	(142,077)	—
Deferred Income Tax Liabilities	—	21,233	—	(21,233)	—
Other Long-Term Liabilities	20,008	12,541	1,025	—	33,574
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$560,473	$49,643	$58,052	$(163,310)	$504,858
TOTAL SHAREHOLDERS’ INVESTMENT:	667,938	372,674	147,930	(520,604)	667,938
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$174,789	$117,765	$70,409	$(45,659)	$317,304
Cost of Goods Sold	153,466	106,804	55,277	(45,659)	269,888
Restructuring Charges	1,870	228	1,487	—	3,585
Gross Profit	19,453	10,733	13,645	—	43,831
Engineering, Selling, General and Administrative Expenses	37,508	17,598	13,656	—	68,762
Equity in Income from Subsidiaries	5,553	—	—	(5,553)	—
Income (Loss) from Operations	(23,608)	(6,865)	(11)	5,553	(24,931)
Interest Expense	(4,494)	—	(16)	—	(4,510)
Other Income, Net	2,192	90	(189)	—	2,093
Income (Loss) before Income Taxes	(25,910)	(6,775)	(216)	5,553	(27,348)
Provision (Credit) for Income Taxes	(6,561)	(2,504)	1,066	—	(7,999)
Net Income (Loss)	$(19,349)	$(4,271)	$(1,282)	$5,553	$(19,349)
Comprehensive Income (Loss)	$(15,027)	$(7,119)	$177	$6,942	$(15,027)
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$151,563	$145,117	$71,966	$(59,626)	$309,020
Cost of Goods Sold	131,959	129,711	57,980	(59,626)	260,024
Restructuring Charges	1,079	4,035	12	—	5,126
Gross Profit	18,525	11,371	13,974	—	43,870
Engineering, Selling, General and Administrative Expenses	38,442	18,070	9,176	—	65,688
Equity in Income from Subsidiaries	342	—	—	(342)	—
Income (Loss) from Operations	(20,259)	(6,699)	4,798	342	(21,818)
Interest Expense	(4,443)	(2)	(41)	—	(4,486)
Other Income, Net	1,041	93	271	—	1,405
Income (Loss) before Income Taxes	(23,661)	(6,608)	5,028	342	(24,899)
Provision (Credit) for Income Taxes	(7,134)	(2,448)	1,210	—	(8,372)
Net Income (Loss)	$(16,527)	$(4,160)	$3,818	$342	$(16,527)
Comprehensive Income (Loss)	$(4,572)	$(4,718)	$7,144	$(2,426)	$(4,572)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(58,591)	$(8,847)	$14,577	$—	$(52,861)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(10,498)	(694)	(458)	—	(11,650)
Proceeds Received from Disposition of Plant and Equipment	26	2	—	—	28
Cash Investment in Subsidiary	1,570	—	(1,570)	—	—
Net Cash Provided by (Used in) Investing Activities	(8,902)	(692)	(2,028)	—	(11,622)
Cash Flows from Financing Activities:
Repayments on Short-Term Debt	—	—	(300)	—	(300)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(9,818)	9,818	—	—	—
Treasury Stock Purchases	(9,696)	—	—	—	(9,696)
Stock Option Exercise Proceeds and Tax Benefits	994	—	—	—	994
Net Cash Provided by (Used in) Financing Activities	(18,520)	9,818	(300)	—	(9,002)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	216	—	216
Net Increase (Decrease) in Cash and Cash Equivalents	(86,013)	279	12,465	—	(73,269)
Cash and Cash Equivalents, Beginning	162,628	1,275	24,542	—	188,445
Cash and Cash Equivalents, Ending	$76,615	$1,554	$37,007	$—	$115,176

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table provides a summary of financial results, including information presented as a percentage of net sales (in thousands):

	For the Three Months Ended
	September 29, 2013		September 30, 2012
	Dollars	Percent	Dollars	Percent
Net Sales	$317,304	100.0%	$309,020	100.0%
Cost of Goods Sold	269,888	85.1%	260,024	84.1%
Restructuring Charges	3,585	1.1%	5,126	1.7%
Gross Profit	43,831	13.8%	43,870	14.2%
Engineering, Selling, General and Administrative Expenses	68,762	21.7%	65,688	21.3%
Income (Loss) from Operations	(24,931)	(7.9)%	(21,818)	(7.1)%
Interest Expense	(4,510)	(1.4)%	(4,486)	(1.5)%
Other Income, Net	2,093	0.7%	1,405	0.5%
Income (Loss) Before Income Taxes	(27,348)	(8.6)%	(24,899)	(8.1)%
Provision (Credit) for Income Taxes	(7,999)	(2.5)%	(8,372)	(2.7)%
Net Income (Loss)	$(19,349)	(6.1)%	$(16,527)	(5.3)%

NET SALES

Consolidated net sales for the first quarter of fiscal 2014 were $317.3 million, an increase of $8.3 million or 3% from the first quarter of fiscal 2013.

Engines Segment fiscal 2014 first quarter net sales were $183.8 million, which was $19.3 million or 11.7% higher than the first quarter of fiscal 2013. This increase in net sales was driven by higher sales of engines used on lawn and garden equipment and related service parts to customers in the North American and European markets due to more favorable late season growing conditions this fiscal year. The increase was partially offset by unfavorable sales mix due to fewer sales of larger engines used in snow throwers and in portable generators resulting from a lack of storm activity in the first quarter of fiscal 2014 and unfavorable foreign exchange predominantly related to the Australian dollar.

Products Segment fiscal 2014 first quarter net sales were $153.0 million, a decrease of $20.3 million or 11.7% from the first quarter of fiscal 2013. The decrease in net sales was primarily related to lower sales of portable generators due to no landed hurricanes in the first quarter of fiscal 2014. Hurricane Isaac occurred in the first quarter of fiscal 2013. In addition, international net sales were lower in the first quarter of fiscal 2014 due to reduced shipments of snow throwers to customers in Europe and unfavorable foreign exchange primarily related to the Australian dollar. This decrease was partially offset by favorable late season growing conditions during the first quarter of fiscal 2014 that led to higher sales of lawn and garden equipment through our North American dealer channel, pressure washers and service parts as well as net sales from the Branco acquisition.

GROSS PROFIT PERCENTAGE

Included in consolidated gross profit were pre-tax charges of $3.6 million during the first quarter of fiscal 2014 related to restructuring actions. The Engines Segment and Products Segment each recorded $1.8 million of pre-tax restructuring charges within gross profit during the first quarter of fiscal 2014. Included in consolidated gross profit for the first quarter of fiscal 2013 were pre-tax charges of $5.1 million also related to restructuring actions. The Engines Segment recorded pre-tax restructuring charges of $1.1 million and the Products Segment recorded restructuring charges of $4.0 million in the first quarter of fiscal 2013.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of gross profit by segment, as reported, to adjusted gross profit by segment, excluding restructuring charges.

	Three Months Ended
	September 29, 2013	September 30, 2012
Engines
Engines Net Sales	$183,787	$164,515

Engines Gross Profit as Reported	$25,236	$24,712
Restructuring Charges	1,765	1,091
Adjusted Engines Gross Profit (1)	$27,001	$25,803

Engines Gross Profit % as Reported	13.7%	15.0%
Adjusted Engines Gross Profit % (1)	14.7%	15.7%

Products
Products Net Sales	$153,037	$173,297

Products Gross Profit as Reported	$17,825	$18,716
Restructuring Charges	1,820	4,035
Adjusted Products Gross Profit (1)	$19,645	$22,751

Products Gross Profit % as Reported	11.6%	10.8%
Adjusted Products Gross Profit % (1)	12.8%	13.1%

Inter-Segment Eliminations	770	442
Adjusted Gross Profit (1)	$47,416	$48,996

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

The consolidated gross profit percentage was 13.8% in the first quarter of fiscal 2014, down from 14.2% in the same period last year.

The Engines Segment gross profit percentage was 13.7% in the first quarter of fiscal 2014, lower than the 15.0% in the first quarter of fiscal 2013. The Engines Segment adjusted gross profit percentage for the first quarter of 2014 was 14.7%, which was 1.0% lower compared to the first quarter of fiscal 2013. The adjusted gross profit percentage was unfavorably impacted by 2.4% from a 15% reduction in manufacturing volume to reduce inventory. Unfavorable foreign exchange related to the Australian dollar and Japanese yen also impacted the adjusted gross profit percentage by 0.5%. The decrease was partially offset by an increase to adjusted gross profit of 1.3% related to favorable sales mix of higher margin service parts as well as the contribution of margin generated by the Branco acquisition which closed in the second quarter of fiscal 2013. Margins also benefited slightly from reduced manufacturing and materials costs.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Products Segment gross profit percentage was 11.6% for the first quarter of fiscal 2014, up from 10.8% in the first quarter of fiscal 2013. The Products Segment adjusted gross profit percentage for the first quarter of 2014 was 12.8%, which was 0.3% lower than the adjusted gross profit percentage for the first quarter of fiscal 2013. The adjusted gross profit percentage decreased by 0.8% due to a 21% reduction of manufacturing throughput that was planned in order to control inventory in response to lower sales at the outset of the 2013 lawn and garden season. This decrease was partially offset by the margin contributed by the Branco acquisition.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $68.8 million in the first quarter of fiscal 2014, an increase of $3.1 million or 4.7% from the first quarter of fiscal 2013.

The Engines Segment engineering, selling, general and administrative expenses were $43.3 million in the first quarter of fiscal 2014, an increase of $1.1 million from the first quarter of fiscal 2013 primarily due to higher compensation expense and the addition of expenses from Branco. The increase was partially offset by $1.5 million of lower pension expense in fiscal 2014.

The Products Segment fiscal 2014 first quarter engineering, selling, general and administrative expenses were $25.4 million, an increase of $2.0 million from the first quarter of fiscal 2013. The increase was mainly attributable to the additional expenses from Branco.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2014 was comparable to the same period a year ago.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of fiscal 2014 was 29.3% compared to 33.6% for the same period in the prior year. The decrease in the effective tax rate for the first quarter of fiscal 2014 as compared to the first quarter of fiscal 2013 was primarily due to non-deductible losses of certain foreign subsidiaries and foreign tax rates that vary from the U.S. statutory rate.

RESTRUCTURING ACTIONS

The previously announced restructuring actions remain on schedule. The Company achieved incremental pre-tax savings for the first quarter of $0.7 million. The Company continues to make progress towards moving horizontal engine manufacturing from its Auburn, Alabama plant to China. As noted previously, pre-tax restructuring costs for the first quarter of fiscal 2014 were $3.6 million. Pre-tax restructuring cost estimates for fiscal 2014 remain unchanged at $6 million to $8 million. Incremental restructuring savings for fiscal 2014 are expected to be $3 million to $5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first three months of fiscal 2014 were $52.9 million compared to $41.4 million in the first three months of fiscal 2013. The change in operating cash flows was primarily related to changes in working capital needs in fiscal 2014 associated with a lower reduction in accounts receivable partially offset by the benefit of reduced inventory production levels.

Cash flows used in investing activities were $11.6 million and $2.3 million during the first three months of fiscal 2014 and fiscal 2013, respectively. The $9.3 million increase in cash used in investing activities was primarily related to $5.6 million of proceeds received on disposition of plant and equipment during the first quarter of fiscal 2013, primarily associated with the sale of the dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to the Ostrava, Czech Republic plant. The remaining $3.7 million increase was attributable to higher capital expenditures in the first quarter of fiscal 2014 compared to the same period a year ago.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Cash flows used in financing activities were $9.0 million and $11.4 million during the first three months of fiscal 2014 and fiscal 2013, respectively. The $2.4 million decrease in cash used in financing activities was primarily attributable to $3.2 million of lower treasury share repurchases during the first quarter of fiscal 2014 compared to the same period a year ago.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”), which replaced the Company's prior amended and restated multicurrency credit agreement. On October 21, 2013, the Company entered into an amendment to the Revolver, which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of September 29, 2013, there were no borrowings under the Revolver.

On August 8, 2012 the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2014. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the three months ended September 29, 2013, the Company repurchased 482,926 shares on the open market at an average price of $20.08 per share.

The Company expects capital expenditures to be approximately $50 million to $55 million in fiscal 2014. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

During the first three months of fiscal 2014, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will make no required minimum contributions to the qualified pension plan during the remainder of fiscal 2014 or fiscal 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of September 29, 2013, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2014.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 27, 2013 filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 27, 2013 filing of the Company’s Annual Report on Form 10-K except that subsequent to the filing of the Company's Annual Report on Form 10-K, on October 21, 2013, the Company entered into an amendment to the Revolver, which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 27, 2013 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

OTHER MATTERS

The Labor Agreement with United Steelworkers Local 2-232 expired on July 31, 2013. The agreement covered 395 hourly employees in our Wauwatosa and Menomonee Falls, Wisconsin facilities. Membership of the union ratified a new Labor Agreement on October 30, 2013. The new Agreement took effect on October 30, 2013 and expires on July 31, 2017.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since the August 27, 2013 filing of the Company’s Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
There have been no material changes since the August 27, 2013 filing of the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 29, 2013.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2013 to July 28, 2013	130,003	$20.90	130,003	$27,635,768
July 29, 2013 to August 25, 2013	153,823	20.07	153,823	24,548,540
August 26, 2013 to September 29, 2013	199,100	19.55	199,100	20,656,135
Total First Quarter	482,926	$20.08	482,926	$20,656,135

(1)	On August 8, 2012 the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2014.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Expatriate Agreement for William H. Reitman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 6, 2013, and incorporated herein by reference)

10.2
Second Amendment to Multicurrency Credit Agreement, dated as of October 21, 2013, among Briggs & Stratton Corporation, Briggs & Stratton AG, Briggs & Stratton Power Products Group, LLC, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 21, 2013, and incorporated herein by reference)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Loss, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	November 7, 2013	/s/ David J. Rodgers
David J. Rodgers
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1	Expatriate Agreement for William H. Reitman (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated September 6, 2013, and incorporated herein by reference)

10.2
Second Amendment to Multicurrency Credit Agreement, dated as of October 21, 2013, among Briggs & Stratton Corporation, Briggs & Stratton AG, Briggs & Stratton Power Products Group, LLC, the financial institutions from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated October 21, 2013, and incorporated herein by reference)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets, (ii) the Consolidated Condensed Statements of Operations, (iii) the Consolidated Condensed Statements of Comprehensive Loss, (iv) the Consolidated Condensed Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements