Form 10-Q
period 2013-12-29
BRIGGS & STRATTON CORP
filed 2014-01-31
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2014
COMMON STOCK, par value $0.01 per share	47,010,784 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	December 29, 2013	June 30, 2013
CURRENT ASSETS:
Cash and Cash Equivalents	$98,162	$188,445
Accounts Receivable, Net	192,543	190,800
Inventories -
Finished Products and Parts	359,319	306,104
Work in Process	109,717	96,751
Raw Materials	5,861	5,240
Total Inventories	474,897	408,095
Deferred Income Tax Asset	48,310	47,534
Prepaid Expenses and Other Current Assets	25,124	24,107
Total Current Assets	839,036	858,981
OTHER ASSETS:
Goodwill	146,323	147,352
Investments	17,583	19,764
Debt Issuance Costs	5,164	4,710
Other Intangible Assets, Net	85,329	87,980
Long-Term Deferred Income Tax Asset	26,255	27,544
Other Long-Term Assets, Net	14,188	14,025
Total Other Assets	294,842	301,375
PLANT AND EQUIPMENT:
Cost	1,027,391	1,019,355
Less - Accumulated Depreciation	747,685	732,160
Total Plant and Equipment, Net	279,706	287,195
TOTAL ASSETS	$1,413,584	$1,447,551

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 29, 2013	June 30, 2013
CURRENT LIABILITIES:
Accounts Payable	$162,850	$143,189
Short-Term Debt	—	300
Accrued Liabilities	133,025	131,266
Total Current Liabilities	295,875	274,755
OTHER LIABILITIES:
Accrued Pension Cost	142,076	150,131
Accrued Employee Benefits	23,568	23,458
Accrued Postretirement Health Care Obligation	66,570	72,695
Other Long-Term Liabilities	32,607	33,574
Long-Term Debt	225,000	225,000
Total Other Liabilities	489,821	504,858
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	76,650	77,004
Retained Earnings	1,012,833	1,042,917
Accumulated Other Comprehensive Loss	(218,326)	(224,928)
Treasury Stock at cost, 10,766 and 9,901 shares, respectively	(243,848)	(227,634)
Total Shareholders’ Investment	627,888	667,938
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,413,584	$1,447,551

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
NET SALES	$416,592	$439,066	$733,896	$748,086
COST OF GOODS SOLD	337,333	358,953	607,221	618,978
RESTRUCTURING CHARGES	1,893	3,200	5,478	8,325
Gross Profit	77,366	76,913	121,197	120,783
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	71,777	69,200	140,539	134,888
RESTRUCTURING CHARGES	425	3,435	425	3,435
Income (Loss) from Operations	5,164	4,278	(19,767)	(17,540)
INTEREST EXPENSE	(4,594)	(4,599)	(9,103)	(9,085)
OTHER INCOME, Net	1,751	1,450	3,843	2,854
Income (Loss) Before Income Taxes	2,321	1,129	(25,027)	(23,771)
PROVISION (CREDIT) FOR INCOME TAXES	1,619	1,764	(6,380)	(6,609)
NET INCOME (LOSS)	$702	$(635)	$(18,647)	$(17,162)
EARNINGS (LOSS) PER SHARE DATA:
Weighted Average Shares Outstanding	46,825	46,909	46,760	47,021
Basic Earnings (Loss) Per Share	$0.01	$(0.02)	$(0.41)	$(0.37)
Diluted Average Shares Outstanding	47,987	46,909	46,760	47,021
Diluted Earnings (Loss) Per Share	$0.01	$(0.02)	$(0.41)	$(0.37)
DIVIDENDS PER SHARE	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net Income (Loss)	$702	$(635)	$(18,647)	$(17,162)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(3,625)	2,033	(3,372)	6,808
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	1,468	(1,696)	1,187	(641)
Unrecognized Pension & Postretirement Obligation, Net of Tax	4,437	20,731	8,787	26,856
Other Comprehensive Income (Loss)	2,280	21,068	6,602	33,023
Total Comprehensive Income (Loss)	$2,982	$20,433	$(12,045)	$15,861

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 29, 2013	December 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,647)	$(17,162)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	27,757	27,866
Stock Compensation Expense	4,537	3,879
Loss on Disposition of Plant and Equipment	92	220
Credit for Deferred Income Taxes	(5,200)	(7,982)
Earnings of Unconsolidated Affiliates	(2,551)	(1,782)
Dividends Received from Unconsolidated Affiliates	4,069	4,636
Cash Contributions to Qualified Pension Plans	—	(16,229)
Non-Cash Restructuring Charges	2,208	6,746
Change in Operating Assets and Liabilities:
Accounts Receivable	(1,839)	(22,713)
Inventories	(68,101)	(92,615)
Other Current Assets	(3,031)	3,247
Accounts Payable and Accrued Liabilities	21,194	40,591
Other, Net	(5,736)	(4,114)
Net Cash Used in Operating Activities	(45,248)	(75,412)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(18,063)	(16,744)
Proceeds Received on Disposition of Plant and Equipment	61	6,267
Cash Paid for Acquisition, Net of Cash Acquired	—	(57,807)
Net Cash Used in Investing Activities	(18,002)	(68,284)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Short-Term Debt	(300)	—
Net Borrowings on Revolver	—	18,900
Debt Issuance Costs	(942)	—
Treasury Stock Purchases	(21,086)	(19,235)
Stock Option Exercise Proceeds and Tax Benefits	994	11,336
Cash Dividends Paid	(5,730)	(5,807)
Net Cash Provided by (Used in) Financing Activities	(27,064)	5,194
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	31	669
NET DECREASE IN CASH AND CASH EQUIVALENTS	(90,283)	(137,833)
CASH AND CASH EQUIVALENTS, Beginning	188,445	156,075
CASH AND CASH EQUIVALENTS, Ending	$98,162	$18,242

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. General Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair statement of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of Briggs & Stratton Corporation (the Company), adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to fairly present the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature, except as otherwise noted.

Interim results are not necessarily indicative of results for a full year. The information included in these condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto that were included in the Company's latest Annual Report on Form 10-K.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 29, 2013
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$12,139	$(3,954)	$(228,791)	$(220,606)
Other Comprehensive Income (Loss) Before Reclassification	(3,625)	(369)	—	(3,994)
Income Tax Benefit (Expense)	—	141	—	141
Net Other Comprehensive Income (Loss) Before Reclassifications	(3,625)	(228)	—	(3,853)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	287	—	287
Realized (Gains) Losses - Commodity Contracts (1)	—	2,160	—	2,160
Realized (Gains) Losses - Interest Rate Swaps (1)	—	301	—	301
Amortization of Prior Service Costs (Credits) (2)	—	—	(679)	(679)
Amortization of Actuarial Losses (2)	—	—	7,824	7,824
Total Reclassifications Before Tax	—	2,748	7,145	9,893
Income Tax Expense (Benefit)	—	(1,052)	(2,708)	(3,760)
Net Reclassifications	—	1,696	4,437	6,133
Other Comprehensive Income (Loss)	(3,625)	1,468	4,437	2,280
Ending Balance	$8,514	$(2,486)	$(224,354)	$(218,326)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six Months Ended December 29, 2013
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$11,886	$(3,673)	$(233,141)	$(224,928)
Other Comprehensive Income (Loss) Before Reclassification	(3,372)	(3,080)	—	(6,452)
Income Tax Benefit (Expense)	—	1,180	—	1,180
Net Other Comprehensive Income (Loss) Before Reclassifications	(3,372)	(1,900)	—	(5,272)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	749	—	749
Realized (Gains) Losses - Commodity Contracts (1)	—	3,658	—	3,658
Realized (Gains) Losses - Interest Rate Swaps (1)	—	597	—	597
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,358)	(1,358)
Amortization of Actuarial Losses (2)	—	—	15,553	15,553
Total Reclassifications Before Tax	—	5,004	14,195	19,199
Income Tax Expense (Benefit)	—	(1,917)	(5,408)	(7,325)
Net Reclassifications	—	3,087	8,787	11,874
Other Comprehensive Income (Loss)	(3,372)	1,187	8,787	6,602
Ending Balance	$8,514	$(2,486)	$(224,354)	$(218,326)
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

The results of operations of Branco have been included in the Condensed Consolidated Statements of Operations since the date of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of the acquisition are not material to the Company's consolidated results of operations or financial position.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

5. Restructuring Actions

In fiscal 2012, the Company announced plans to reduce manufacturing capacity through closure of its Newbern, Tennessee and Ostrava, Czech Republic plants, as well as the consolidation of its plants in Poplar Bluff, Missouri and Auburn, Alabama. During fiscal 2012, the Company ceased manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic plants, and carried out the consolidation of the Poplar Bluff, Missouri plant. Production of horizontal shaft engines was concluded at the Auburn, Alabama plant during the second quarter of fiscal 2014. The Company also announced in fiscal 2012 the reduction of approximately 10% of the Company's salaried headcount. In fiscal 2012 and fiscal 2013, the Company implemented the salaried headcount reductions. Additionally, beginning in fiscal 2013, the Company exited the placement of lawn and garden products at national mass retailers. The Engines Segment continues to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. Workforce reductions associated with the Company's restructuring initiatives impacted approximately 1,250 regular and temporary employees globally.

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

The Company reports restructuring charges associated with manufacturing and related initiatives as costs of goods sold within the Condensed Consolidated Statements of Operations. Restructuring charges reflected as costs of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments and accelerated depreciation relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented. The Company reports all other non-manufacturing related restructuring charges as engineering, selling, general and administrative expenses on the Condensed Consolidated Statements of Operations. The Company recorded pre-tax charges of $2.3 million ($1.6 million after tax or $0.04 per diluted share) and $5.9 million ($4.4 million after tax or $0.10 per diluted share) during the three and six months ended December 29, 2013, respectively, related to the restructuring actions. The Engines Segment recorded $2.1 million and $3.8 million of pre-tax restructuring charges during the second quarter and first six months of fiscal 2014, respectively. The Products Segment recorded $0.3 million and $2.1 million of pre-tax restructuring charges during the second quarter and first six months of fiscal 2014, respectively.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to all Engines Segment restructuring activities for the six month period ended December 29, 2013 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 30, 2013	$99	$2,575	$2,674
Provisions	348	3,473	3,821
Cash Expenditures	(179)	(2,764)	(2,943)
Other Adjustments (1)	—	(709)	(709)
Reserve Balance at December 29, 2013	$268	$2,575	$2,843
(1) Other adjustments includes $0.5 million of accelerated depreciation and $0.2 million of inventory write-downs.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to all Products Segment restructuring activities for the six month period ended December 29, 2013 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 30, 2013	$94	$45	$139
Provisions	256	1,826	2,082
Cash Expenditures	(124)	(325)	(449)
Other Adjustments (2)	—	(1,546)	(1,546)
Reserve Balance at December 29, 2013	$226	$—	$226
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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Net Income (Loss)	$702	$(635)	$(18,647)	$(17,162)
Less: Earnings Allocated to Participating Securities	(151)	(152)	(302)	(247)
Net Income (Loss) Available to Common Shareholders	$551	$(787)	$(18,949)	$(17,409)
Average Shares of Common Stock Outstanding	46,825	46,909	46,760	47,021
Diluted Average Shares Outstanding	47,987	46,909	46,760	47,021
Basic Earnings (Loss) Per Share	$0.01	$(0.02)	$(0.41)	$(0.37)
Diluted Earnings (Loss) Per Share	$0.01	$(0.02)	$(0.41)	$(0.37)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. As a result of the Company incurring a loss for the three months ended December 30, 2012 and for the six months ended December 29, 2013 and December 30, 2012, potential incremental common shares of 1,219,000, 1,142,000, and 1,150,000, respectively, were excluded from the calculation of diluted EPS for each period because the effect would have been anti-dilutive. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Options to Purchase Shares of Common Stock (in thousands)	1,845	2,877	1,348	3,277
Weighted Average Exercise Price of Options Excluded	$28.64	$27.73	$31.88	$26.64

On August 8, 2012, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2014. As of December 29, 2013, the total remaining authorization was approximately $9.3 million. Also, on January 22, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months ended December 29, 2013, the Company repurchased 1,066,447 shares on the open market at an average price of

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

$19.77 per share, as compared to 1,053,125 shares purchased on the open market at an average price of $18.26 per share during the six months ended December 30, 2012.

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Components of Net Periodic Expense:
Service Cost	$1,885	$3,135	$78	$82
Interest Cost on Projected Benefit Obligation	13,419	12,276	1,151	1,197
Expected Return on Plan Assets	(18,510)	(18,873)	—	—
Amortization of:
Transition Obligation	—	2	—	—
Prior Service Cost (Credit)	45	47	(724)	(897)
Actuarial Loss	6,275	8,666	1,549	1,873
Net Curtailment Loss	$—	$1,914	$—	$—
Net Periodic Expense	$3,114	$7,167	$2,054	$2,255

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Components of Net Periodic Expense:
Service Cost	$3,823	$6,972	$167	$179
Interest Cost on Projected Benefit Obligation	26,872	25,602	2,300	2,398
Expected Return on Plan Assets	(37,076)	(38,085)	—	—
Amortization of:
Transition Obligation	—	4	—	—
Prior Service Cost (Credit)	90	272	(1,448)	(1,795)
Actuarial Loss	12,545	17,488	3,008	3,762
Net Curtailment Loss	$—	$1,914	$—	$—
Net Periodic Expense	$6,254	$14,167	$4,027	$4,544

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

The Company expects to make benefit payments of $3.1 million attributable to its non-qualified pension plans during fiscal 2014. During the first six months of fiscal 2014, the Company made payments of approximately $1.4 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $15.9 million for its other postretirement benefit plans during fiscal 2014. During the first six months of fiscal 2014, the Company made payments of $9.4 million for its other postretirement benefit plans.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions, which included changes to the methodology used to

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. During the first six months of fiscal 2014, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is required to make no minimum contributions to the qualified pension plan during the remainder of fiscal 2014 or 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.
8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.5 million and $4.5 million for the three and six months ended December 29, 2013, respectively. For the three and six months ended December 30, 2012, stock based compensation expense was $1.4 million and $3.9 million, respectively.
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

The Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Derivative financial instruments are recorded on the Condensed Consolidated Balance Sheets as assets or liabilities, measured at fair value. The effective portion of gains or losses on the derivative designated as cash flow hedges are reported as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

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

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of December 29, 2013 and June 30, 2013, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		December 29, 2013	June 30, 2013
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	9,176	6,392
Euro	Sell	35,650	31,000
Japanese Yen	Buy	890,000	905,000
Mexican Peso	Sell	—	3,345
Commodity:
Aluminum (Metric Tons)	Buy	8	18
Natural Gas (Therms)	Buy	4,594	5,423

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	December 29, 2013	June 30, 2013
Interest rate contracts
Other Long-Term Assets	$343	$257
Other Long-Term Liabilities	(1,090)	(1,020)
Foreign currency contracts
Other Current Assets	666	1,752
Accrued Liabilities	(2,245)	(1,138)
Commodity contracts
Other Current Assets	150	—
Accrued Liabilities	(1,787)	(3,250)
Other Long-Term Liabilities	—	(5)
	$(3,963)	$(3,404)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Three months ended December 29, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$255	Net Sales	$(301)	$—
Foreign currency contracts - sell	(151)	Net Sales	(115)	—
Foreign currency contracts - buy	(67)	Cost of Goods Sold	(172)	—
Commodity contracts	1,431	Cost of Goods Sold	(2,160)	—
	$1,468		$(2,748)	$—

	Three months ended December 30, 2012
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$112	Net Sales	$—	$—
Foreign currency contracts - sell	(901)	Net Sales	(486)	—
Foreign currency contracts - buy	(251)	Cost of Goods Sold	(201)	—
Commodity contracts	(656)	Cost of Goods Sold	(2,914)	—
	$(1,696)		$(3,601)	$—

	Six months ended December 29, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$5	Net Sales	$(597)	$—
Foreign currency contracts - sell	(1,099)	Net Sales	(110)	—
Foreign currency contracts - buy	(28)	Cost of Goods Sold	(639)	—
Commodity contracts	2,309	Cost of Goods Sold	(3,658)	—
	$1,187		$(5,004)	$—

	Six months ended December 30, 2012
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(341)	Net Sales	$—	$—
Foreign currency contracts - sell	(1,834)	Net Sales	88	—
Foreign currency contracts - buy	(261)	Cost of Goods Sold	(73)	—
Commodity contracts	1,795	Cost of Goods Sold	(4,091)	—
	$(641)		$(4,076)	$—

During the next twelve months, the estimated net amount of losses on cash flow hedges as of December 29, 2013 expected to be reclassified into earnings is $3.3 million.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2013 and June 30, 2013 (in thousands):

		Fair Value Measurements Using
	December 29, 2013	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,159	$—	$1,159	$—
Liabilities:
Derivatives	$5,122	$—	$5,122	$—
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,009	$—	$2,009	$—
Liabilities:
Derivatives	$5,413	$—	$5,413	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 15) at December 29, 2013 and June 30, 2013 was $249.8 million and $250.9 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 15) and short-term debt approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at December 29, 2013 and June 30, 2013 due to the short-term nature of these instruments.

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

	Six Months Ended
	December 29, 2013	December 30, 2012
Beginning Balance	$45,037	$46,013
Payments	(15,108)	(14,760)
Provision for Current Year Warranties	12,083	13,724
Changes in Estimates	(438)	519
Ending Balance	$41,574	$45,496

12. Income Taxes

The effective tax rate for the second quarter of fiscal 2014 was 69.8%, compared to 156.5% for the same respective period of fiscal 2013. The tax rates for the second quarter of fiscal 2013 and fiscal 2014 were primarily due to net operating losses of certain foreign subsidiaries without a realizable tax benefit. The second quarter of fiscal 2013 also included a tax expense of $1.0 million primarily due to nondeductible acquisition costs. The effective tax rate for the first six months of fiscal 2014 was 25.5%, compared to 27.8% for the same respective period of fiscal 2013.

For the six months ended December 29, 2013, the Company's unrecognized tax benefits increased by $0.2 million, of which $0.2 million impacted the current effective tax rate.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2010 and is currently under audit by U.S. federal and various state jurisdictions. With respect to the Company's major foreign jurisdictions, they are no longer subject to income tax examinations before fiscal 2003.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

14. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
NET SALES:
Engines	$265,712	$274,195	$449,499	$438,710
Products	171,528	197,494	324,564	370,791
Inter-Segment Eliminations	(20,648)	(32,623)	(40,167)	(61,415)
Total *	$416,592	$439,066	$733,896	$748,086
* International sales included in net sales based on product shipment destination	$173,180	$160,116	$291,996	$286,613
GROSS PROFIT:
Engines	$54,257	$56,287	$79,493	$80,999
Products	21,959	18,536	39,784	37,252
Inter-Segment Eliminations	1,150	2,090	1,920	2,532
Total	$77,366	$76,913	$121,197	$120,783
INCOME (LOSS) FROM OPERATIONS:
Engines	$8,270	$9,020	$(9,817)	$(8,484)
Products	(4,256)	(6,832)	(11,870)	(11,588)
Inter-Segment Eliminations	1,150	2,090	1,920	2,532
Total	$5,164	$4,278	$(19,767)	$(17,540)

Pre-tax restructuring charges included in gross profit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN GROSS PROFIT:
Engines	$1,631	$847	$3,396	$1,937
Products	262	2,353	2,082	6,388
Total	$1,893	$3,200	$5,478	$8,325

Pre-tax restructuring charges included in income (loss) from operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN INCOME (LOSS) FROM OPERATIONS:
Engines	$2,056	$4,281	$3,821	$5,372
Products	262	2,353	2,082	6,388
Total	$2,318	$6,634	$5,903	$11,760

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

15. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	December 29, 2013	June 30, 2013
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	—	—
	$225,000	$225,000

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). On October 21, 2013, the Company entered into an amendment to the Revolver, which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of December 29, 2013, there were no borrowings under the Revolver. In connection with the amendment to the Revolver, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method.

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

	December 29, 2013 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$—	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of December 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$56,958	$1,583	$39,621	$—	$98,162
Accounts Receivable, Net	96,834	57,391	38,318	—	192,543
Intercompany Accounts Receivable	16,048	3,520	36,912	(56,480)	—
Inventories, Net	243,440	160,177	71,280	—	474,897
Deferred Income Tax Asset	33,359	13,818	1,133	—	48,310
Prepaid Expenses and Other Current Assets	13,372	1,359	10,393	—	25,124
Total Current Assets	$460,011	$237,848	$197,657	$(56,480)	$839,036
OTHER ASSETS:
Goodwill	$128,300	$—	$18,023	$—	$146,323
Investments	17,583	—	—	—	17,583
Investments in Subsidiaries	475,822	—	—	(475,822)	—
Intercompany Note Receivable	54,655	109,221	19,549	(183,425)	—
Debt Issuance Costs	5,164	—	—	—	5,164
Other Intangible Assets, Net	—	62,011	23,318	—	85,329
Long-Term Deferred Income Tax Asset	47,308	—	743	(21,796)	26,255
Other Long-Term Assets, Net	9,970	2,847	1,371	—	14,188
Total Other Assets	$738,802	$174,079	$63,004	$(681,043)	$294,842
PLANT AND EQUIPMENT, NET	220,582	42,451	16,673	—	279,706
TOTAL ASSETS	$1,419,395	$454,378	$277,334	$(737,523)	$1,413,584

CURRENT LIABILITIES:
Accounts Payable	$109,561	$32,373	$20,916	$—	$162,850
Intercompany Accounts Payable	23,207	8,750	24,523	(56,480)	—
Accrued Liabilities	84,278	30,269	18,478	—	133,025
Total Current Liabilities	$217,046	$71,392	$63,917	$(56,480)	$295,875
OTHER LIABILITIES:
Accrued Pension Cost	$141,650	$426	$—	$—	$142,076
Accrued Employee Benefits	23,568	—	—	—	23,568
Accrued Postretirement Health Care Obligation	51,544	15,026	—	—	66,570
Intercompany Note Payable	112,070	—	71,355	(183,425)	—
Deferred Income Tax Liabilities	—	21,796	—	(21,796)	—
Other Long-Term Liabilities	20,629	11,008	970	—	32,607
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$574,461	$48,256	$72,325	$(205,221)	$489,821
TOTAL SHAREHOLDERS’ INVESTMENT:	627,888	334,708	141,114	(475,822)	627,888
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,419,395	$454,356	$277,356	$(737,523)	$1,413,584

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of June 30, 2013

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$162,628	$1,275	$24,542	$—	$188,445
Accounts Receivable, Net	80,017	80,531	30,252	—	190,800
Intercompany Accounts Receivable	11,987	5,971	46,366	(64,324)	—
Inventories, Net	165,600	175,523	66,972	—	408,095
Deferred Income Tax Asset	32,543	13,923	1,068	—	47,534
Prepaid Expenses and Other Current Assets	15,194	1,967	6,946	—	24,107
Total Current Assets	$467,969	$279,190	$176,146	$(64,324)	$858,981
OTHER ASSETS:
Goodwill	$128,300	$—	$19,052	$—	$147,352
Investments	19,764	—	—	—	19,764
Investments in Subsidiaries	520,604	—	—	(520,604)	—
Intercompany Note Receivable	45,747	81,844	14,486	(142,077)	—
Debt Issuance Costs	4,710	—	—	—	4,710
Other Intangible Assets, Net	—	62,612	25,368	—	87,980
Long-Term Deferred Income Tax Asset	48,694	—	83	(21,233)	27,544
Other Long-Term Assets, Net	9,810	2,957	1,258	—	14,025
Total Other Assets	$777,629	$147,413	$60,247	$(683,914)	$301,375
PLANT AND EQUIPMENT, NET	224,002	45,475	17,718	—	287,195
TOTAL ASSETS	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

CURRENT LIABILITIES:
Accounts Payable	$91,965	$37,112	$14,112	$—	$143,189
Intercompany Accounts Payable	38,078	5,197	21,049	(64,324)	—
Short-Term Debt	—	—	300	—	300
Accrued Liabilities	111,146	7,452	12,668	—	131,266
Total Current Liabilities	$241,189	$49,761	$48,129	$(64,324)	$274,755
OTHER LIABILITIES:
Accrued Pension Cost	$149,614	$472	$45	$—	$150,131
Accrued Employee Benefits	23,458	—	—	—	23,458
Accrued Postretirement Health Care Obligation	57,298	15,397	—	—	72,695
Intercompany Note Payable	85,095	—	56,982	(142,077)	—
Deferred Income Tax Liabilities	—	21,233	—	(21,233)	—
Other Long-Term Liabilities	20,008	12,541	1,025	—	33,574
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$560,473	$49,643	$58,052	$(163,310)	$504,858
TOTAL SHAREHOLDERS’ INVESTMENT:	667,938	372,674	147,930	(520,604)	667,938
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$250,564	$134,785	$80,288	$(49,045)	$416,592
Cost of Goods Sold	200,716	122,697	62,965	(49,045)	337,333
Restructuring Charges	1,597	—	296	—	1,893
Gross Profit	48,251	12,088	17,027	—	77,366
Engineering, Selling, General and Administrative Expenses	42,243	18,094	11,440	—	71,777
Restructuring Charges	77	—	348	—	425
Equity in Income from Subsidiaries	(436)	—	—	436	—
Income (Loss) from Operations	6,367	(6,006)	5,239	(436)	5,164
Interest Expense	(4,582)	—	(12)	—	(4,594)
Other Income, Net	1,611	95	45	—	1,751
Income (Loss) before Income Taxes	3,396	(5,911)	5,272	(436)	2,321
Provision (Credit) for Income Taxes	2,694	(2,174)	1,099	—	1,619
Net Income (Loss)	$702	$(3,737)	$4,173	$(436)	$702
Comprehensive Income (Loss)	$2,982	$(3,590)	$2,332	$1,258	$2,982
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	262,148	171,411	62,350	(56,843)	439,066
Cost of Goods Sold	210,185	157,308	48,303	(56,843)	358,953
Restructuring Charges	642	2,355	203	—	3,200
Gross Profit	51,321	11,748	13,844	—	76,913
Engineering, Selling, General and Administrative Expenses	42,316	16,554	10,330	—	69,200
Restructuring Charges	3,435	—	—	—	3,435
Equity in Income from Subsidiaries	(664)	—	—	664	—
Income (Loss) from Operations	6,234	(4,806)	3,514	(664)	4,278
Interest Expense	(4,555)	—	(44)	—	(4,599)
Other Income, Net	1,174	62	214	—	1,450
Income (Loss) before Income Taxes	2,853	(4,744)	3,684	(664)	1,129
Provision (Credit) for Income Taxes	3,488	(1,707)	(17)	—	1,764
Net Income (Loss)	(635)	(3,037)	3,701	(664)	(635)
Comprehensive Income (Loss)	20,433	(2,982)	4,376	(1,394)	20,433

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended December 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$425,354	$252,549	$150,697	$(94,704)	$733,896
Cost of Goods Sold	354,253	229,391	118,281	(94,704)	607,221
Restructuring Charges	3,396	339	1,743	—	5,478
Gross Profit	67,705	22,819	30,673	—	121,197
Engineering, Selling, General and Administrative Expenses	79,751	35,691	25,097	—	140,539
Restructuring Charges	77	—	348	—	425
Equity in Income from Subsidiaries	5,117	—	—	(5,117)	—
Income (Loss) from Operations	(17,240)	(12,872)	5,228	5,117	(19,767)
Interest Expense	(9,076)	—	(27)	—	(9,103)
Other Income, Net	3,803	185	(145)	—	3,843
Income (Loss) before Income Taxes	(22,513)	(12,687)	5,056	5,117	(25,027)
Provision (Credit) for Income Taxes	(3,866)	(4,678)	2,164	—	(6,380)
Net Income (Loss)	$(18,647)	$(8,009)	$2,892	$5,117	$(18,647)
Comprehensive Income (Loss)	$(12,045)	$(8,205)	$2,509	$5,696	$(12,045)
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended December 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$413,711	$316,528	$134,316	$(116,469)	$748,086
Cost of Goods Sold	342,145	287,019	106,283	(116,469)	618,978
Restructuring Charges	1,720	6,390	215	—	8,325
Gross Profit	69,846	23,119	27,818	—	120,783
Engineering, Selling, General and Administrative Expenses	80,758	34,624	19,506	—	134,888
Restructuring Charges	3,435	—	—	—	3,435
Equity in Income from Subsidiaries	(322)	—	—	322	—
Income (Loss) from Operations	(14,025)	(11,505)	8,312	(322)	(17,540)
Interest Expense	(8,998)	(3)	(84)	—	(9,085)
Other Income, Net	2,215	154	485	—	2,854
Income (Loss) before Income Taxes	(20,808)	(11,354)	8,713	(322)	(23,771)
Provision (Credit) for Income Taxes	(3,646)	(4,156)	1,193	—	(6,609)
Net Income (Loss)	$(17,162)	$(7,198)	$7,520	$(322)	$(17,162)
Comprehensive Income (Loss)	$15,861	$(7,700)	$11,519	$(3,819)	$15,861

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended December 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(98,437)	$28,940	$24,249	$—	$(45,248)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(15,904)	(1,365)	(794)	—	(18,063)
Proceeds Received on Disposition of Plant and Equipment	28	33	—	—	61
Cash Investment in Subsidiary	8,107	—	(8,107)	—	—
Net Cash Used in Investing Activities	(7,769)	(1,332)	(8,901)	—	(18,002)
Cash Flows from Financing Activities:
Repayments on Short-Term Debt	—	—	(300)	—	(300)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	27,300	(27,300)	—	—	—
Debt Issuance Costs	(942)	—	—	—	(942)
Treasury Stock Purchases	(21,086)	—	—	—	(21,086)
Stock Option Exercise Proceeds and Tax Benefits	994	—	—	—	994
Cash Dividends Paid	(5,730)	—	—	—	(5,730)
Net Cash Provided by (Used in) Financing Activities	536	(27,300)	(300)	—	(27,064)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	31	—	31
Net Increase (Decrease) in Cash and Cash Equivalents	(105,670)	308	15,079	—	(90,283)
Cash and Cash Equivalents, Beginning	162,628	1,275	24,542	—	188,445
Cash and Cash Equivalents, Ending	$56,958	$1,583	$39,621	$—	$98,162

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended December 30, 2012
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(172,869)	$60,368	$37,089	$—	$(75,412)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(12,121)	(3,464)	(1,159)	—	(16,744)
Proceeds Received on Disposition of Plant and Equipment	19	5,265	983	—	6,267
Cash Investment in Subsidiary	(18,063)	—	18,063	—	—
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(57,807)	—	(57,807)
Net Cash Provided by (Used in) Investing Activities	(30,165)	1,801	(39,920)	—	(68,284)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	85,519	(66,619)	—	—	18,900
Treasury Stock Purchases	(19,235)	—	—	—	(19,235)
Stock Option Exercise Proceeds and Tax Benefits	11,336	—	—	—	11,336
Cash Dividends Paid	(5,807)	—	—	—	(5,807)
Net Cash Provided by (Used in) Financing Activities	71,813	(66,619)	—	—	5,194
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	669	—	669
Net Increase (Decrease) in Cash and Cash Equivalents	(131,221)	(4,450)	(2,162)	—	(137,833)
Cash and Cash Equivalents, Beginning	133,108	5,375	17,592	—	156,075
Cash and Cash Equivalents, Ending	$1,887	$925	$15,430	$—	$18,242

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table provides a summary of financial results, including information presented as a percentage of net sales (in thousands):

	For the Three Months Ended
	December 29, 2013		December 30, 2012
	Dollars	Percent	Dollars	Percent
Net Sales	$416,592	100.0%	$439,066	100.0%
Cost of Goods Sold	337,333	81.0%	358,953	81.8%
Restructuring Charges	1,893	0.5%	3,200	0.7%
Gross Profit	77,366	18.6%	76,913	17.5%
Engineering, Selling, General and Administrative Expenses	71,777	17.2%	69,200	15.8%
Restructuring Charges	425	0.1%	3,435	0.8%
Income from Operations	5,164	1.2%	4,278	1.0%
Interest Expense	(4,594)	(1.1)%	(4,599)	(1.0)%
Other Income, Net	1,751	0.4%	1,450	0.3%
Income Before Income Taxes	2,321	0.6%	1,129	0.3%
Provision for Income Taxes	1,619	0.4%	1,764	0.4%
Net Income (Loss)	$702	0.2%	$(635)	(0.1)%

	For the Six Months Ended
	December 29, 2013		December 30, 2012
	Dollars	Percent	Dollars	Percent
Net Sales	$733,896	100.0%	$748,086	100.0%
Cost of Goods Sold	607,221	82.7%	618,978	82.7%
Restructuring Charges	5,478	0.7%	8,325	1.1%
Gross Profit	121,197	16.5%	120,783	16.1%
Engineering, Selling, General and Administrative Expenses	140,539	19.1%	134,888	18.0%
Restructuring Charges	425	0.1%	3,435	0.5%
Loss from Operations	(19,767)	(2.7)%	(17,540)	(2.3)%
Interest Expense	(9,103)	(1.2)%	(9,085)	(1.2)%
Other Income, Net	3,843	0.5%	2,854	0.4%
Loss Before Income Taxes	(25,027)	(3.4)%	(23,771)	(3.2)%
Credit for Income Taxes	(6,380)	(0.9)%	(6,609)	(0.9)%
Net Loss	$(18,647)	(2.5)%	$(17,162)	(2.3)%

NET SALES

Consolidated net sales for the second quarter of fiscal 2014 were $416.6 million, a decrease of $22.5 million or 5.1% from the second quarter of fiscal 2013. The quarterly impact of fewer weather related events creating demand for generators and the related engines was an estimated sales decrease of $55 million. This decrease was partially offset by favorable late season growing conditions in the North American market during the second quarter of fiscal 2014 that led to higher sales of engines, lawn and garden equipment, pressure washers and related service parts.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Engines Segment fiscal 2014 second quarter net sales were $265.7 million, which was $8.5 million or 3.1% lower than the second quarter of fiscal 2013. This decrease in net sales was due to lower sales of engines used in generators due to the lack of storm activity during the quarter. Fiscal 2013 second quarter net sales benefited from the impact of Hurricane Sandy. The decrease in fiscal 2014 was partially offset by higher North American sales of engines used on lawn and garden equipment and related service parts due to OEM’s building lawn and garden inventory for the upcoming lawn and garden season.

Products Segment fiscal 2014 second quarter net sales were $171.5 million, a decrease of $26.0 million or 13.2% from the second quarter of fiscal 2013. The decrease in net sales was driven by lower net sales of standby and portable generators due to no landed hurricanes in the second quarter of fiscal 2014 and unfavorable foreign exchange predominantly related to the Australian Dollar and the Brazilian Real. Hurricane Sandy occurred in the second quarter of fiscal 2013 and no significant storms occurred in fiscal 2014. This decrease was partially offset by favorable late season growing conditions during the second quarter of fiscal 2014 that led to higher net sales of lawn and garden equipment through our North American dealer channel as well as higher sales of pressure washers and service parts. Net sales also benefited from the Branco acquisition, which closed on December 7, 2012.

For the first six months of fiscal 2014, consolidated net sales were $733.9 million, a decrease of $14.2 million or 1.9% when compared to the same period a year ago.

Engines Segment net sales for the first six months of fiscal 2014 were $449.5 million, which was $10.8 million or 2.5% higher than the same period a year ago. The increase was primarily due to higher North American sales of engines used on lawn and garden equipment and related service parts due to strong demand stemming from late season growing conditions as well as the anticipated increased retail demand for the upcoming lawn and garden season. The increase was partially offset by lower sales of engines used in generators due to the lack of storm activity during the first six months of fiscal 2014. Hurricanes Isaac and Sandy occurred during the first six months of fiscal 2013.

Products Segment net sales for the first six months of fiscal 2014 were $324.6 million, a decrease of $46.2 million or 12.5% from the same period a year ago. The decrease in net sales was due to lower sales of standby and portable generators due to no landed hurricanes during the first six months of fiscal 2014 and unfavorable foreign exchange predominantly due to the Australian Dollar and the Brazilian Real. Hurricanes Isaac and Sandy occurred during the first six months of fiscal 2013. This decrease was partially offset by favorable late season growing conditions during the first six months of fiscal 2014 that led to higher sales of lawn and garden equipment through our North American dealer channel as well as higher sales of pressure washers and service parts. Net sales also benefited from the Branco acquisition.

GROSS PROFIT PERCENTAGE

Included in consolidated gross profit were pre-tax charges of $1.9 million and $5.5 million during the second quarter and first six months of fiscal 2014, respectively, and of $3.2 million and $8.3 million during the second quarter and first six months of fiscal 2013, respectively, related to restructuring actions. The Engines Segment and Products Segment recorded $1.6 million and $0.3 million, respectively, of pre-tax restructuring charges within gross profit during the second quarter of fiscal 2014, and $3.4 million and $2.1 million, respectively, for the first six months of fiscal 2014. During the second quarter and first six months of fiscal 2013, the Engines Segment recorded pre-tax charges within gross profit of $0.8 million and $1.9 million, respectively, and the Products Segment recorded pre-tax charges within gross profit of $2.4 million and $6.4 million, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of gross profit by segment, as reported, to adjusted gross profit by segment, excluding restructuring charges.

	Three Months Ended		Six Months Ended
	December 29, 2013	December 30, 2012	December 29, 2013	December 30, 2012
Engines
Engines Net Sales	$265,712	$274,195	$449,499	$438,710

Engines Gross Profit as Reported	$54,257	$56,287	$79,493	$80,999
Restructuring Charges	1,631	847	3,396	1,938
Adjusted Engines Gross Profit (1)	$55,888	$57,134	$82,889	$82,937

Engines Gross Profit % as Reported	20.4%	20.5%	17.7%	18.5%
Adjusted Engines Gross Profit % (1)	21.0%	20.8%	18.4%	18.9%

Products
Products Net Sales	$171,528	$197,494	$324,564	$370,791

Products Gross Profit as Reported	$21,959	$18,536	$39,784	$37,252
Restructuring Charges	262	2,353	2,082	6,388
Adjusted Products Gross Profit (1)	$22,221	$20,889	$41,866	$43,640

Products Gross Profit % as Reported	12.8%	9.4%	12.3%	10.0%
Adjusted Products Gross Profit % (1)	13.0%	10.6%	12.9%	11.8%

Inter-Segment Eliminations	1,150	2,090	1,920	2,532
Adjusted Gross Profit (1)	$79,259	$80,113	$126,675	$129,109

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

The consolidated gross profit percentage was 18.6% in the second quarter of fiscal 2014, an increase from 17.5% in the same period last year.

The Engines Segment gross profit percentage was 20.4% in the second quarter of fiscal 2014, slightly lower than the 20.5% in the second quarter of fiscal 2013. The Engines Segment adjusted gross profit percentage for the second quarter of 2014 was 21.0%, which was slightly higher compared to the second quarter of fiscal 2013. The increase was related to a favorable impact of 0.6% from sales mix of higher margin service parts and margin contributed from the Branco acquisition which closed late in the second quarter of fiscal 2013. Partially offsetting the increase was a 0.5% unfavorable impact from foreign exchange primarily related to the Australian Dollar. Manufacturing throughput decreased in the second quarter of 2014 by 9%; however, production mix was favorable as proportionately more large engines were built.

The Products Segment gross profit percentage was 12.8% for the second quarter of fiscal 2014, up from 9.4% in the second quarter of fiscal 2013. The Products Segment adjusted gross profit percentage for the second quarter of 2014 was 13.0%, which was 2.4% higher than the adjusted gross profit percentage for the second quarter of fiscal 2013. The increase was primarily related to a favorable mix of products sold in the second quarter of fiscal 2014 with the additional margin from Branco and an increase in net sales of lawn and garden equipment through the

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

North American dealer channel. The adjusted gross profit percentage also benefited by 0.7% due to improved manufacturing efficiencies and incremental footprint restructuring savings of $0.3 million. Partially offsetting the increase was a 1.0% unfavorable impact from foreign exchange.

The consolidated gross profit percentage was 16.5% for the first six months of fiscal 2014, an increase from 16.2% in the same period last year.

The Engines Segment gross profit percentage was 17.7% for the first six months of fiscal 2014, down from 18.5% for the first six months of fiscal 2013. The Engines Segment adjusted gross profit percentage for the first six months of 2014 was 18.4%, which was 0.5% lower compared to the first six months of fiscal 2013. The decrease was due to the unfavorable impact of 1.1% due to a 12% reduction in manufacturing throughput and 0.4% attributable to unfavorable foreign exchange. The decrease was partially offset by 1.0% from favorable sales mix of higher margin service parts and the margin contributed by Branco.

The Products Segment gross profit percentage was 12.3% for the first six months of fiscal 2014, up from 10.0% for the first six months of fiscal 2013. The Products Segment adjusted gross profit percentage for the first six months of 2014 was 12.9%, which was 1.1% higher compared to the first six months of fiscal 2013. The increase was primarily related to a 0.8% benefit from improved manufacturing efficiencies and incremental footprint restructuring savings of $0.8 million. The adjusted gross profit percentage also benefited from a favorable mix of products sold in the first six months of fiscal 2014 with the additional margin from Branco and an increase in net sales through the North American dealer channel. Partially offsetting the increase was a 0.4% unfavorable impact from foreign exchange.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $71.8 million in the second quarter of fiscal 2014, an increase of $2.6 million or 3.7% from the second quarter of fiscal 2013.

The Engines Segment engineering, selling, general and administrative expenses were $45.6 million in the second quarter of fiscal 2014, an increase of $1.7 million from the second quarter of fiscal 2013. The increase was primarily due to increased compensation costs and the added expenses related to Branco, partially offset by lower retirement plan expenses of $0.8 million.

The Products Segment fiscal 2014 second quarter engineering, selling, general and administrative expenses were $26.2 million, an increase of $0.8 million from the second quarter of fiscal 2013. The increase was mainly attributable to the additional expenses from Branco and higher compensation costs, partially offset by lower marketing expenses and favorable foreign exchange.

Engineering, selling, general and administrative expenses were $140.5 million for the first six months of fiscal 2014, an increase of $5.7 million or 4.2% from the first six months of fiscal 2013.

The Engines Segment engineering, selling, general and administrative expenses were $88.9 million in the first six months of fiscal 2014, an increase of $2.8 million. The increase is primarily due to increased compensation costs and the added expenses related to Branco, partially offset by lower retirement plan expenses of $2.4 million.

The Products Segment engineering, selling, general and administrative expenses were $51.7 million in the first six months of fiscal 2014, an increase of $2.9 million from the first six months of fiscal 2013. The increase was mainly attributable to the additional expenses from Branco and higher compensation costs, partially offset by lower marketing expenses and favorable foreign exchange.

INTEREST EXPENSE

Interest expense for the second quarter and first six months of fiscal 2014 was comparable to the same periods a year ago.

PROVISION FOR INCOME TAXES

The effective tax rate for the second quarter of fiscal 2014 was 69.8%, compared to 156.5% for the same respective

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

period of fiscal 2013. The tax rates for the second quarter of fiscal 2013 and fiscal 2014 were primarily due to net operating losses of certain foreign subsidiaries without a realizable tax benefit. The second quarter of fiscal 2013 also included a tax expense of $1.0 million primarily due to nondeductible acquisition costs. The effective tax rate for the first six months of fiscal 2014 was 25.5%, compared to 27.8% for the same respective period of fiscal 2013.

RESTRUCTURING ACTIONS

In fiscal 2012, the Company announced plans to reduce manufacturing capacity through closure of its Newbern, Tennessee and Ostrava, Czech Republic plants, as well as the consolidation of its plants in Poplar Bluff, Missouri and Auburn, Alabama. During fiscal 2012, the Company ceased manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic plants, and carried out the consolidation of the Poplar Bluff, Missouri plant. Production of horizontal shaft engines was concluded at the Auburn, Alabama plant during the second quarter of fiscal 2014. The Company also announced in fiscal 2012 the reduction of approximately 10% of the Company's salaried headcount. In fiscal 2012 and fiscal 2013, the Company implemented the salaried headcount reductions. Additionally, beginning in fiscal 2013, the Company exited the placement of lawn and garden products at national mass retailers. The Engines Segment continues to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers.

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

The previously announced restructuring actions remain on schedule. Pre-tax restructuring costs for the second quarter and first six months of fiscal 2014 were $2.3 million and $5.9 million, respectively. Pre-tax restructuring cost estimates for fiscal 2014 remain unchanged at $6 million to $8 million. Incremental restructuring savings for fiscal 2014 are expected to be $2 million to $4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of fiscal 2014 were $45.2 million compared to $75.4 million in the first six months of fiscal 2013. The change in operating cash flows was primarily related to reduced working capital requirements in fiscal 2014 associated with lower seasonal growth in accounts receivable and inventory due to lower production levels and planned inventory reductions. In addition, no contributions to the qualified pension plan were made in fiscal 2014 compared to $16.2 million in the first half of fiscal 2013.

Cash flows used in investing activities were $18.0 million and $68.3 million during the first six months of fiscal 2014 and fiscal 2013, respectively. The $50.3 million decrease in cash used in investing activities was primarily related to $57.8 million of cash paid for the Branco acquisition during the second quarter of fiscal 2013. The decrease was partially offset by $6.2 million of lower proceeds received on disposition of plant and equipment during fiscal 2014 compared to fiscal 2013 when the Company sold the dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to the Ostrava, Czech Republic plant.

Cash flows used in financing activities were $27.1 million during the first six months of fiscal 2014 as compared to $5.2 million of cash flows provided by financing activities during the first six months of fiscal 2013. The $32.3 million increase in cash used in financing activities was primarily attributable to $10.3 million of lower stock option exercise proceeds in fiscal 2014 compared to fiscal 2013 as well as $18.9 million of lower net borrowings on the revolver in fiscal 2014 compared to the same period a year ago.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). On October 21, 2013, the Company entered into an amendment to the Revolver, which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of December 29, 2013, there were no borrowings under the Revolver.

On August 8, 2012 the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2014. On January 22, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months ended December 29, 2013, the Company repurchased 1,066,447 shares on the open market at an average price of $19.77 per share.

The Company expects capital expenditures to be approximately $50 million to $55 million in fiscal 2014. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

During the first six months of fiscal 2014, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will make no required minimum contributions to the qualified pension plan during the remainder of fiscal 2014 or fiscal 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the 6.875% Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of December 29, 2013, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2014.

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

NEW ACCOUNTING PRONOUNCEMENTS

A discussion of new accounting pronouncements is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading New Accounting Pronouncements and incorporated herein by reference.

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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of legal proceedings is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading Commitments and Contingencies and incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes since the August 27, 2013 filing of the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended December 29, 2013.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
September 30, 2013 to October 27, 2013	160,300	$19.84	160,300	$17,475,783
October 28, 2013 to November 24, 2013	254,000	18.82	254,000	12,695,503
November 25, 2013 to December 29, 2013	169,221	20.27	169,221	9,265,393
Total Second Quarter	583,521	$19.52	583,521	$9,265,393

(1)
On August 8, 2012 the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2014. On January 22, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. Since this increase occurred after the end of the second quarter of fiscal 2014, the increase is not reflected in the approximate dollar value of shares that may yet be purchased under the program listed above.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	January 31, 2014	/s/ David J. Rodgers
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements