Form 10-Q
period 2014-03-30
BRIGGS & STRATTON CORP
filed 2014-05-06
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2014
COMMON STOCK, par value $0.01 per share	46,724,221 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 30, 2014	June 30, 2013
CURRENT ASSETS:
Cash and Cash Equivalents	$107,238	$188,445
Accounts Receivable, Net	338,834	190,800
Inventories -
Finished Products and Parts	279,901	306,104
Work in Process	109,372	96,751
Raw Materials	6,031	5,240
Total Inventories	395,304	408,095
Deferred Income Tax Asset	46,697	47,534
Prepaid Expenses and Other Current Assets	24,579	24,107
Total Current Assets	912,652	858,981
OTHER ASSETS:
Goodwill	147,055	147,352
Investments	25,382	19,764
Debt Issuance Costs	4,916	4,710
Other Intangible Assets, Net	85,728	87,980
Long-Term Deferred Income Tax Asset	27,432	27,544
Other Long-Term Assets, Net	14,141	14,025
Total Other Assets	304,654	301,375
PLANT AND EQUIPMENT:
Cost	1,018,796	1,019,355
Less - Accumulated Depreciation	740,708	732,160
Total Plant and Equipment, Net	278,088	287,195
TOTAL ASSETS	$1,495,394	$1,447,551

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 30, 2014	June 30, 2013
CURRENT LIABILITIES:
Accounts Payable	$186,652	$143,189
Short-Term Debt	—	300
Accrued Liabilities	153,284	131,266
Total Current Liabilities	339,936	274,755
OTHER LIABILITIES:
Accrued Pension Cost	138,242	150,131
Accrued Employee Benefits	23,616	23,458
Accrued Postretirement Health Care Obligation	64,546	72,695
Other Long-Term Liabilities	38,385	33,574
Long-Term Debt	225,000	225,000
Total Other Liabilities	489,789	504,858
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	77,234	77,004
Retained Earnings	1,046,307	1,042,917
Accumulated Other Comprehensive Loss	(210,352)	(224,928)
Treasury Stock at cost, 10,969 and 9,901 shares, respectively	(248,099)	(227,634)
Total Shareholders’ Investment	665,669	667,938
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,495,394	$1,447,551

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
NET SALES	$628,403	$637,259	$1,362,299	$1,385,345
COST OF GOODS SOLD	498,927	503,826	1,106,148	1,122,804
RESTRUCTURING CHARGES	(774)	6,645	4,704	14,970
Gross Profit	130,250	126,788	251,447	247,571
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	74,863	70,668	215,402	205,556
RESTRUCTURING CHARGES	—	—	425	3,435
Income from Operations	55,387	56,120	35,620	38,580
INTEREST EXPENSE	(4,720)	(4,717)	(13,823)	(13,802)
OTHER INCOME, Net	2,295	1,806	6,138	4,660
Income Before Income Taxes	52,962	53,209	27,935	29,438
PROVISION FOR INCOME TAXES	13,809	14,693	7,429	8,084
NET INCOME	$39,153	$38,516	$20,506	$21,354

EARNINGS PER SHARE
Basic	$0.82	$0.79	$0.43	$0.44
Diluted	0.82	0.78	0.43	0.44

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	46,129	47,336	46,549	47,126
Diluted	46,245	47,709	46,615	47,291

DIVIDENDS PER SHARE	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net Income	$39,153	$38,516	$20,506	$21,354
Other Comprehensive Income:
Cumulative Translation Adjustments	2,212	3,022	(1,160)	9,830
Unrealized Gain on Derivative Instruments, Net of Tax	1,381	1,611	2,568	970
Unrecognized Pension & Postretirement Obligation, Net of Tax	4,381	5,967	13,168	32,823
Other Comprehensive Income	7,974	10,600	14,576	43,623
Total Comprehensive Income	$47,127	$49,116	$35,082	$64,977

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 30, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$20,506	$21,354
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	38,333	41,234
Stock Compensation Expense	5,822	5,244
Loss on Disposition of Plant and Equipment	462	293
Credit for Deferred Income Taxes	(8,705)	(16,866)
Earnings of Unconsolidated Affiliates	(4,277)	(3,011)
Dividends Received from Unconsolidated Affiliates	4,069	4,636
Cash Contributions to Qualified Pension Plans	—	(29,363)
Non-Cash Restructuring Charges	3,386	11,930
Change in Operating Assets and Liabilities:
Accounts Receivable	(147,738)	(167,435)
Inventories	11,713	(19,873)
Other Current Assets	(9,083)	10,571
Accounts Payable, Accrued Liabilities and Income Taxes	76,335	70,273
Other, Net	(4,856)	(2,766)
Net Cash Used in Operating Activities	(14,033)	(73,779)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(29,471)	(26,301)
Proceeds Received on Disposition of Plant and Equipment	109	6,705
Cash Paid for Acquisition, Net of Cash Acquired	—	(59,627)
Net Cash Used in Investing Activities	(29,362)	(79,223)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Short-Term Debt	(300)	(900)
Net Borrowings on Revolver	—	35,350
Debt Issuance Costs	(949)	—
Treasury Stock Purchases	(30,066)	(23,057)
Stock Option Exercise Proceeds and Tax Benefits	4,361	19,613
Cash Dividends Paid	(11,387)	(11,499)
Net Cash Provided by (Used in) Financing Activities	(38,341)	19,507
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	529	(12)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,207)	(133,507)
CASH AND CASH EQUIVALENTS, Beginning	188,445	156,075
CASH AND CASH EQUIVALENTS, Ending	$107,238	$22,568

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended March 30, 2014
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$8,514	$(2,486)	$(224,354)	$(218,326)
Other Comprehensive Income (Loss) Before Reclassification	2,212	323	—	2,535
Income Tax Benefit (Expense)	—	(124)	—	(124)
Net Other Comprehensive Income (Loss) Before Reclassifications	2,212	199	—	2,411
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	448	—	448
Realized (Gains) Losses - Commodity Contracts (1)	—	1,165	—	1,165
Realized (Gains) Losses - Interest Rate Swaps (1)	—	302	—	302
Amortization of Prior Service Costs (Credits) (2)	—	—	(679)	(679)
Amortization of Actuarial Losses (2)	—	—	7,780	7,780
Total Reclassifications Before Tax	—	1,915	7,101	9,016
Income Tax Expense (Benefit)	—	(733)	(2,720)	(3,453)
Net Reclassifications	—	1,182	4,381	5,563
Other Comprehensive Income (Loss)	2,212	1,381	4,381	7,974
Ending Balance	$10,726	$(1,105)	$(219,973)	$(210,352)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine Months Ended March 30, 2014
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$11,886	$(3,673)	$(233,141)	$(224,928)
Other Comprehensive Income (Loss) Before Reclassification	(1,160)	(2,757)	—	(3,917)
Income Tax Benefit (Expense)	—	1,056	—	1,056
Net Other Comprehensive Income (Loss) Before Reclassifications	(1,160)	(1,701)	—	(2,861)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	1,197	—	1,197
Realized (Gains) Losses - Commodity Contracts (1)	—	4,823	—	4,823
Realized (Gains) Losses - Interest Rate Swaps (1)	—	899	—	899
Amortization of Prior Service Costs (Credits) (2)	—	—	(2,037)	(2,037)
Amortization of Actuarial Losses (2)	—	—	23,333	23,333
Total Reclassifications Before Tax	—	6,919	21,296	28,215
Income Tax Expense (Benefit)	—	(2,650)	(8,128)	(10,778)
Net Reclassifications	—	4,269	13,168	17,437
Other Comprehensive Income (Loss)	(1,160)	2,568	13,168	14,576
Ending Balance	$10,726	$(1,105)	$(219,973)	$(210,352)
(1) Amounts reclassified to net income are included in net sales or cost of goods sold. See Note 10 for information related to derivative financial instruments.
(2) Amounts reclassified to net income are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 8 for information related to pension and postretirement benefit plans.
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

The restructuring actions for the third quarter of fiscal 2014 resulted in pre-tax income of $0.8 million ($0.5 million after tax or $0.01 per diluted share) related to the reduction of an estimated reserve related to plant closure costs. The Company recorded pre-tax charges of $5.1 million ($3.9 million after tax or $0.08 per diluted share) during the nine months ended March 30, 2014 related to the restructuring actions discussed above. The Engines Segment recorded pre-tax income of $0.8 million and pre-tax charges of $3.0 million during the third quarter and first nine months of fiscal 2014, respectively. The Products Segment recorded no pre-tax restructuring charges during the third quarter and $2.1 million of pre-tax restructuring charges during the first nine months of fiscal 2014.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to all Engines Segment restructuring activities for the nine month period ended March 30, 2014 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 30, 2013	$99	$2,575	$2,674
Provisions	348	2,699	3,047
Cash Expenditures	(447)	(3,233)	(3,680)
Other Adjustments (1)	—	(2,041)	(2,041)
Reserve Balance at March 30, 2014	$—	$—	$—
(1) Other adjustments includes $0.5 million of accelerated depreciation and $1.5 million of asset impairments.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to all Products Segment restructuring activities for the nine month period ended March 30, 2014 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 30, 2013	$94	$45	$139
Provisions	256	1,826	2,082
Cash Expenditures	(229)	(325)	(554)
Other Adjustments (2)	—	(1,546)	(1,546)
Reserve Balance at March 30, 2014	$121	$—	$121
(2) Other adjustments includes $1.5 million of asset impairments.
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

Information on earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Net Income	$39,153	$38,516	$20,506	$21,354
Less: Earnings Allocated to Participating Securities	(1,150)	(1,117)	(552)	(562)
Net Income Available to Common Shareholders	$38,003	$37,399	$19,954	$20,792
Average Shares of Common Stock Outstanding	46,129	47,336	46,549	47,126
Diluted Average Shares Outstanding	46,245	47,709	46,615	47,291
Basic Earnings Per Share	$0.82	$0.79	$0.43	$0.44
Diluted Earnings Per Share	$0.82	$0.78	$0.43	$0.44

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Options to Purchase Shares of Common Stock (in thousands)	508	1,590	916	1,590
Weighted Average Exercise Price of Options Excluded	$36.68	$34.13	$29.62	$34.13

On August 8, 2012, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2014. On January 22, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. As of March 30, 2014, the total remaining authorization was approximately $50.3 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended March 30, 2014, the Company repurchased 1,479,626 shares on the open market at an average price of $20.32 per share, as compared to 1,216,325 shares purchased on the open market at an average price of $18.96 per share during the nine months ended March 31, 2013.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

7. Investments

This caption represents the Company’s investments in unconsolidated affiliated companies.

During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. The Company will use the equity method to account for this investment.
8. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Components of Net Periodic Expense:
Service Cost	$1,911	$3,166	$83	$89
Interest Cost on Projected Benefit Obligation	13,436	12,276	1,150	1,199
Expected Return on Plan Assets	(18,538)	(18,873)	—	—
Amortization of:
Transition Obligation	—	2	—	—
Prior Service Cost (Credit)	45	47	(724)	(897)
Actuarial Loss	6,276	8,666	1,504	1,881
Net Periodic Expense	$3,130	$5,284	$2,013	$2,272

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
Components of Net Periodic Expense:
Service Cost	$5,735	$10,138	$250	$268
Interest Cost on Projected Benefit Obligation	40,307	37,878	3,450	3,596
Expected Return on Plan Assets	(55,614)	(56,958)	—	—
Amortization of:
Transition Obligation	—	6	—	—
Prior Service Cost (Credit)	135	319	(2,172)	(2,692)
Actuarial Loss	18,821	26,155	4,512	5,644
Net Curtailment Loss	—	1,914	—	—
Net Periodic Expense	$9,384	$19,452	$6,040	$6,816

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company expects to make benefit payments of $3.1 million attributable to its non-qualified pension plans during fiscal 2014. During the first nine months of fiscal 2014, the Company made payments of approximately $2.2 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $15.9 million for its other postretirement benefit plans during fiscal 2014. During the first nine months of fiscal 2014, the Company made payments of $13.0 million for its other postretirement benefit plans.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions, which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. During the first nine months of fiscal 2014, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is required to make no minimum contributions to the qualified pension plan during the remainder of fiscal 2014 or in 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.
9. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.3 million and $5.8 million for the three and nine months ended March 30, 2014, respectively. For the three and nine months ended March 31, 2013, stock based compensation expense was $1.4 million and $5.2 million, respectively.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

spreads, ranging from 1.17% to 1.60% for a notional principal amount of $95 million with expiration dates ranging from July 2017 through May 2019.

The Company enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Australian Dollars, Canadian Dollars, Euros, Japanese Yen or Mexican Pesos. These contracts generally do not have a maturity of more than twenty-four months.

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

The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of March 30, 2014 and June 30, 2013, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		March 30, 2014	June 30, 2013
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	13,722	6,392
Canadian Dollar	Sell	2,250	—
Euro	Sell	34,700	31,000
Japanese Yen	Buy	620,000	905,000
Mexican Peso	Sell	5,000	3,345
Commodity:
Aluminum (Metric Tons)	Buy	4	18
Natural Gas (Therms)	Buy	2,183	5,423

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	March 30, 2014	June 30, 2013
Interest rate contracts
Other Long-Term Assets	$242	$257
Other Long-Term Liabilities	(965)	(1,020)
Foreign currency contracts
Other Current Assets	337	1,752
Other Long-Term Assets	41	—
Accrued Liabilities	(1,629)	(1,138)
Commodity contracts
Other Current Assets	129	—
Accrued Liabilities	(505)	(3,250)
Other Long-Term Liabilities	—	(5)
	$(2,350)	$(3,404)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Three months ended March 30, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$15	Net Sales	$(302)	$—
Foreign currency contracts - sell	348	Net Sales	(138)	—
Foreign currency contracts - buy	170	Cost of Goods Sold	(310)	—
Commodity contracts	848	Cost of Goods Sold	(1,165)	—
	$1,381		$(1,915)	$—

	Three months ended March 31, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$203	Net Sales	$—	$—
Foreign currency contracts - sell	1,952	Net Sales	(12)	—
Foreign currency contracts - buy	(16)	Cost of Goods Sold	(786)	—
Commodity contracts	(528)	Cost of Goods Sold	(3,207)	—
	$1,611		$(4,005)	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine months ended March 30, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$20	Net Sales	$(899)	$—
Foreign currency contracts - sell	(751)	Net Sales	(248)	—
Foreign currency contracts - buy	142	Cost of Goods Sold	(949)	—
Commodity contracts	3,157	Cost of Goods Sold	(4,823)	—
	$2,568		$(6,919)	$—

	Nine months ended March 31, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(137)	Net Sales	$—	$—
Foreign currency contracts - sell	118	Net Sales	77	—
Foreign currency contracts - buy	(278)	Cost of Goods Sold	(859)	—
Commodity contracts	1,267	Cost of Goods Sold	(7,591)	—
	$970		$(8,373)	$—

During the next twelve months, the estimated net amount of losses on cash flow hedges as of March 30, 2014 expected to be reclassified into earnings is $1.1 million.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 30, 2014 and June 30, 2013 (in thousands):

		Fair Value Measurements Using
	March 30, 2014	Level 1	Level 2	Level 3
Assets:
Derivatives	$749	$—	$749	$—
Liabilities:
Derivatives	$3,099	$—	$3,099	$—
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,009	$—	$2,009	$—
Liabilities:
Derivatives	$5,413	$—	$5,413	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 16) at March 30, 2014 and June 30, 2013 was $251.5 million and $250.9 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 16) and short-term debt approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at March 30, 2014 and June 30, 2013 due to the short-term nature of these instruments.
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

	Nine Months Ended
	March 30, 2014	March 31, 2013
Beginning Balance	$45,037	$46,013
Payments	(20,336)	(20,455)
Provision for Current Year Warranties	20,889	21,209
Changes in Estimates	(616)	(472)
Ending Balance	$44,974	$46,295

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

13. Income Taxes

The effective tax rate for the third quarter of fiscal 2014 was 26.1%, compared to 27.6% for the same respective period of fiscal 2013. The tax rate for the third quarter of fiscal 2014 included a taxpayer election which provided the Company a $2.9 million tax benefit that was previously unavailable as well as a benefit of $0.7 million from income related to foreign operations subject to different statutory tax rates.  The tax rate for the third quarter of fiscal 2013 included benefits for the reenactment of the U.S. federal research and development and other credits in the amount of $1.0 million, foreign tax credits in the amount of $0.5 million, and $1.7 million from income related to foreign operations subject to different statutory rates. The effective tax rate for the first nine months of fiscal 2014 was 26.6%, compared to 27.5% for the same respective period of fiscal 2013.

For the nine months ended March 30, 2014, the Company's unrecognized tax benefits increased by $0.3 million, of which $0.3 million impacted the current effective tax rate.

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
On March 19, 2010, plaintiffs filed a complaint in the Ontario Superior Court of Justice in Canada (Robert Foster et al. v. Sears Canada, Inc. et al., Court File No. 766-2010) against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines. On May 3, 2010, other plaintiffs filed a similar complaint in the Montreal Superior Court in Canada (Eric Liverman, et al. v. Deere & Company, et al., Court File No. 500-06-000507-109). Both proceedings were based on various theories of Canadian law and sought unspecified damages.
On June 27, 2013, the Company entered into a Canadian Lawnmower Class Action National Settlement Agreement (“Settlement”) that resolved all horsepower claims brought by all persons in Canada who purchased lawn mowers in Canada during the class period (defined as January 1, 1994 through December 31, 2012), except certain specified persons. The Settlement was approved by the Ontario Court and the Quebec Court in September 2013, and all payments required by the Company have been made. As a result of the Settlement, the Company recorded a total charge of US $1.9 million as a Litigation Settlement expense on the Statement of Operations in the fourth quarter of fiscal year 2013.
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery is underway in the case.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

15. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
NET SALES:
Engines	$452,359	$451,921	$901,858	$890,631
Products	205,160	231,532	529,724	602,323
Inter-Segment Eliminations	(29,116)	(46,194)	(69,283)	(107,609)
Total *	$628,403	$637,259	$1,362,299	$1,385,345
* International sales included in net sales based on product shipment destination	$159,989	$166,722	$451,985	$453,335
GROSS PROFIT:
Engines	$107,930	$100,981	$187,423	$181,980
Products	22,365	26,546	62,149	63,798
Inter-Segment Eliminations	(45)	(739)	1,875	1,793
Total	$130,250	$126,788	$251,447	$247,571
INCOME (LOSS) FROM OPERATIONS:
Engines	$60,345	$57,058	$50,528	$48,574
Products	(4,913)	(199)	(16,783)	(11,787)
Inter-Segment Eliminations	(45)	(739)	1,875	1,793
Total	$55,387	$56,120	$35,620	$38,580

Pre-tax restructuring charges (income) included in gross profit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
PRE-TAX RESTRUCTURING CHARGES (INCOME) INCLUDED IN GROSS PROFIT:
Engines	$(774)	$5,409	$2,622	$7,346
Products	—	1,236	2,082	7,624
Total	$(774)	$6,645	$4,704	$14,970

Pre-tax restructuring charges (income) included in income (loss) from operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 30, 2014	March 31, 2013	March 30, 2014	March 31, 2013
PRE-TAX RESTRUCTURING CHARGES (INCOME) INCLUDED IN INCOME (LOSS) FROM OPERATIONS:
Engines	$(774)	$5,409	$3,047	$10,781
Products	—	1,236	2,082	7,624
Total	$(774)	$6,645	$5,129	$18,405

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

16. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	March 30, 2014	June 30, 2013
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	—	—
	$225,000	$225,000

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). On October 21, 2013, the Company entered into an amendment to the Revolver, which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of March 30, 2014, there were no borrowings under the Revolver. In connection with the amendment to the Revolver, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method.

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

	March 30, 2014 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$—	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of March 30, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$57,558	$1,969	$47,711	$—	$107,238
Accounts Receivable, Net	184,125	113,595	41,114	—	338,834
Intercompany Accounts Receivable	17,870	2,772	31,439	(52,081)	—
Inventories, Net	170,082	160,119	65,103	—	395,304
Deferred Income Tax Asset	30,179	14,983	1,535	—	46,697
Prepaid Expenses and Other Current Assets	11,711	2,593	10,275	—	24,579
Total Current Assets	$471,525	$296,031	$197,177	$(52,081)	$912,652
OTHER ASSETS:
Goodwill	$128,300	$—	$18,755	$—	$147,055
Investments	25,382	—	—	—	25,382
Investments in Subsidiaries	480,241	—	—	(480,241)	—
Intercompany Note Receivable	56,058	81,167	18,927	(156,152)	—
Debt Issuance Costs	4,916	—	—	—	4,916
Other Intangible Assets, Net	—	61,710	24,018	—	85,728
Long-Term Deferred Income Tax Asset	48,407	—	313	(21,288)	27,432
Other Long-Term Assets, Net	10,152	2,629	1,360	—	14,141
Total Other Assets	$753,456	$145,506	$63,373	$(657,681)	$304,654
PLANT AND EQUIPMENT, NET	220,902	41,005	16,181	—	278,088
TOTAL ASSETS	$1,445,883	$482,542	$276,731	$(709,762)	$1,495,394

CURRENT LIABILITIES:
Accounts Payable	$110,243	$54,006	$22,403	$—	$186,652
Intercompany Accounts Payable	19,835	15,949	16,297	(52,081)	—
Accrued Liabilities	102,751	35,110	15,423	—	153,284
Total Current Liabilities	$232,829	$105,065	$54,123	$(52,081)	$339,936
OTHER LIABILITIES:
Accrued Pension Cost	$137,829	$413	$—	$—	$138,242
Accrued Employee Benefits	23,616	—	—	—	23,616
Accrued Postretirement Health Care Obligation	49,657	14,889	—	—	64,546
Intercompany Note Payable	84,940	—	71,212	(156,152)	—
Deferred Income Tax Liabilities	—	20,780	508	(21,288)	—
Other Long-Term Liabilities	26,343	11,064	978	—	38,385
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$547,385	$47,146	$72,698	$(177,440)	$489,789
TOTAL SHAREHOLDERS’ INVESTMENT:	665,669	330,331	149,910	(480,241)	665,669
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,445,883	$482,542	$276,731	$(709,762)	$1,495,394

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of June 30, 2013

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$162,628	$1,275	$24,542	$—	$188,445
Accounts Receivable, Net	80,017	80,531	30,252	—	190,800
Intercompany Accounts Receivable	11,987	5,971	46,366	(64,324)	—
Inventories, Net	165,600	175,523	66,972	—	408,095
Deferred Income Tax Asset	32,543	13,923	1,068	—	47,534
Prepaid Expenses and Other Current Assets	15,194	1,967	6,946	—	24,107
Total Current Assets	$467,969	$279,190	$176,146	$(64,324)	$858,981
OTHER ASSETS:
Goodwill	$128,300	$—	$19,052	$—	$147,352
Investments	19,764	—	—	—	19,764
Investments in Subsidiaries	520,604	—	—	(520,604)	—
Intercompany Note Receivable	45,747	81,844	14,486	(142,077)	—
Debt Issuance Costs	4,710	—	—	—	4,710
Other Intangible Assets, Net	—	62,612	25,368	—	87,980
Long-Term Deferred Income Tax Asset	48,694	—	83	(21,233)	27,544
Other Long-Term Assets, Net	9,810	2,957	1,258	—	14,025
Total Other Assets	$777,629	$147,413	$60,247	$(683,914)	$301,375
PLANT AND EQUIPMENT, NET	224,002	45,475	17,718	—	287,195
TOTAL ASSETS	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

CURRENT LIABILITIES:
Accounts Payable	$91,965	$37,112	$14,112	$—	$143,189
Intercompany Accounts Payable	38,078	5,197	21,049	(64,324)	—
Short-Term Debt	—	—	300	—	300
Accrued Liabilities	111,146	7,452	12,668	—	131,266
Total Current Liabilities	$241,189	$49,761	$48,129	$(64,324)	$274,755
OTHER LIABILITIES:
Accrued Pension Cost	$149,614	$472	$45	$—	$150,131
Accrued Employee Benefits	23,458	—	—	—	23,458
Accrued Postretirement Health Care Obligation	57,298	15,397	—	—	72,695
Intercompany Note Payable	85,095	—	56,982	(142,077)	—
Deferred Income Tax Liabilities	—	21,233	—	(21,233)	—
Other Long-Term Liabilities	20,008	12,541	1,025	—	33,574
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$560,473	$49,643	$58,052	$(163,310)	$504,858
TOTAL SHAREHOLDERS’ INVESTMENT:	667,938	372,674	147,930	(520,604)	667,938
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 30, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$429,788	$172,493	$78,767	$(52,645)	$628,403
Cost of Goods Sold	334,097	158,623	58,852	(52,645)	498,927
Restructuring Charges	(774)	—	—	—	(774)
Gross Profit	96,465	13,870	19,915	—	130,250
Engineering, Selling, General and Administrative Expenses	43,267	20,938	10,658	—	74,863
Equity in Income from Subsidiaries	(3,658)	—	—	3,658	—
Income (Loss) from Operations	56,856	(7,068)	9,257	(3,658)	55,387
Interest Expense	(4,720)		—	—	(4,720)
Other Income, Net	2,078	15	202	—	2,295
Income (Loss) before Income Taxes	54,214	(7,053)	9,459	(3,658)	52,962
Provision (Credit) for Income Taxes	15,061	(2,598)	1,346	—	13,809
Net Income (Loss)	$39,153	$(4,455)	$8,113	$(3,658)	$39,153
Comprehensive Income (Loss)	$47,127	$(4,542)	$9,276	$(4,734)	$47,127
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 31, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$429,762	$199,734	$77,891	$(70,128)	$637,259
Cost of Goods Sold	335,570	180,847	57,537	(70,128)	503,826
Restructuring Charges	5,354	997	294	—	6,645
Gross Profit	88,838	17,890	20,060	—	126,788
Engineering, Selling, General and Administrative Expenses	41,603	18,642	10,423	—	70,668
Equity in Income from Subsidiaries	(8,274)	—	—	8,274	—
Income (Loss) from Operations	55,509	(752)	9,637	(8,274)	56,120
Interest Expense	(4,679)	—	(38)	—	(4,717)
Other Income (Expense), Net	2,036	24	(254)	—	1,806
Income (Loss) before Income Taxes	52,866	(728)	9,345	(8,274)	53,209
Provision (Credit) for Income Taxes	14,350	(332)	675	—	14,693
Net Income (Loss)	$38,516	$(396)	$8,670	$(8,274)	$38,516
Comprehensive Income (Loss)	$49,116	$(272)	$8,585	$(8,313)	$49,116

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended March 30, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$855,142	$425,041	$229,465	$(147,349)	$1,362,299
Cost of Goods Sold	688,280	388,123	177,094	(147,349)	1,106,148
Restructuring Charges	2,693	228	1,783	—	4,704
Gross Profit	164,169	36,690	50,588	—	251,447
Engineering, Selling, General and Administrative Expenses	123,019	56,628	35,755	—	215,402
Restructuring Charges	77	—	348	—	425
Equity in Income from Subsidiaries	1,459	—	—	(1,459)	—
Income (Loss) from Operations	39,614	(19,938)	14,485	1,459	35,620
Interest Expense	(13,796)	—	(27)	—	(13,823)
Other Income, Net	5,882	199	57	—	6,138
Income (Loss) before Income Taxes	31,700	(19,739)	14,515	1,459	27,935
Provision (Credit) for Income Taxes	11,194	(7,275)	3,510	—	7,429
Net Income (Loss)	$20,506	$(12,464)	$11,005	$1,459	$20,506
Comprehensive Income (Loss)	$35,082	$(12,747)	$11,785	$962	$35,082
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended March 31, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$843,473	$516,262	$212,207	$(186,597)	$1,385,345
Cost of Goods Sold	677,715	467,866	163,820	(186,597)	1,122,804
Restructuring Charges	7,074	7,387	509	—	14,970
Gross Profit	158,684	41,009	47,878	—	247,571
Engineering, Selling, General and Administrative Expenses	122,362	53,265	29,929	—	205,556
Restructuring Charges	3,435	—	—	—	3,435
Equity in Income from Subsidiaries	(8,596)	—	—	8,596	—
Income (Loss) from Operations	41,483	(12,256)	17,949	(8,596)	38,580
Interest Expense	(13,677)	(3)	(122)	—	(13,802)
Other Income, Net	4,251	178	231	—	4,660
Income (Loss) before Income Taxes	32,057	(12,081)	18,058	(8,596)	29,438
Provision (Credit) for Income Taxes	10,703	(4,487)	1,868	—	8,084
Net Income (Loss)	$21,354	$(7,594)	$16,190	$(8,596)	$21,354
Comprehensive Income (Loss)	$64,977	$(7,972)	$20,105	$(12,133)	$64,977

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended March 30, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(48,051)	$1,925	$32,093	$—	$(14,033)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(26,474)	(1,932)	(1,065)	—	(29,471)
Proceeds Received on Disposition of Plant and Equipment	57	33	19	—	109
Cash Investment in Subsidiary	8,107	—	(8,107)	—	—
Net Cash Used in Investing Activities	(18,310)	(1,899)	(9,153)	—	(29,362)
Cash Flows from Financing Activities:
Repayments on Short-Term Debt	—	—	(300)	—	(300)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(668)	668	—	—	—
Debt Issuance Costs	(949)	—	—	—	(949)
Treasury Stock Purchases	(30,066)	—	—	—	(30,066)
Stock Option Exercise Proceeds and Tax Benefits	4,361	—	—	—	4,361
Cash Dividends Paid	(11,387)	—	—	—	(11,387)
Net Cash Provided by (Used in) Financing Activities	(38,709)	668	(300)	—	(38,341)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	529	—	529
Net Increase (Decrease) in Cash and Cash Equivalents	(105,070)	694	23,169	—	(81,207)
Cash and Cash Equivalents, Beginning	162,628	1,275	24,542	—	188,445
Cash and Cash Equivalents, Ending	$57,558	$1,969	$47,711	$—	$107,238

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended March 31, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(135,858)	$17,333	$44,746	$—	$(73,779)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(19,924)	(4,861)	(1,516)	—	(26,301)
Proceeds Received on Disposition of Plant and Equipment	44	5,664	997	—	6,705
Cash Investment in Subsidiary	(18,195)	—	18,195	—	—
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(59,627)	—	(59,627)
Net Cash Provided by (Used in) Investing Activities	(38,075)	803	(41,951)	—	(79,223)
Cash Flows from Financing Activities:
Repayments on Short-Term Debt	—	—	(900)	—	(900)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	57,954	(22,604)	—	—	35,350
Treasury Stock Purchases	(23,057)	—	—	—	(23,057)
Stock Option Exercise Proceeds and Tax Benefits	19,613	—	—	—	19,613
Cash Dividends Paid	(11,499)	—	—	—	(11,499)
Net Cash Provided by (Used in) Financing Activities	43,011	(22,604)	(900)	—	19,507
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(12)	—	(12)
Net Increase (Decrease) in Cash and Cash Equivalents	(130,922)	(4,468)	1,883	—	(133,507)
Cash and Cash Equivalents, Beginning	133,108	5,375	17,592	—	156,075
Cash and Cash Equivalents, Ending	$2,186	$907	$19,475	$—	$22,568

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring actions (in thousands, except per share data):

	Three Months Ended Fiscal March
	2014 Reported	Adjustments(1)	2014 Adjusted(2)	2013 Reported	Adjustments(1)	2013 Adjusted(2)
NET SALES:
Engines	$452,359	$—	$452,359	$451,921	$—	$451,921
Products	205,160	—	205,160	231,532	—	231,532
Inter-Segment Eliminations	(29,116)	—	(29,116)	(46,194)	—	(46,194)
Total	$628,403	$—	$628,403	$637,259	$—	$637,259
GROSS PROFIT:
Engines	$107,930	$(774)	$107,156	$100,981	$5,409	$106,390
Products	22,365	—	22,365	26,546	1,236	27,782
Inter-Segment Eliminations	(45)	—	(45)	(739)	—	(739)
Total	$130,250	$(774)	$129,476	$126,788	$6,645	$133,433
INCOME (LOSS) FROM OPERATIONS:
Engines	$60,345	$(774)	$59,571	$57,058	$5,409	$62,467
Products	(4,913)	—	(4,913)	(199)	1,236	1,037
Inter-Segment Eliminations	(45)	—	(45)	(739)	—	(739)
Total	$55,387	$(774)	$54,613	$56,120	$6,645	$62,765
INTEREST EXPENSE	(4,720)	—	(4,720)	(4,717)	—	(4,717)
OTHER INCOME, Net	2,295	—	2,295	1,806	—	1,806
Income (Loss) Before Income Taxes	52,962	(774)	52,188	53,209	6,645	59,854
PROVISION FOR INCOME TAXES	13,809	(271)	13,538	14,693	1,276	15,969
Net income	$39,153	$(503)	$38,650	$38,516	$5,369	$43,885

EARNINGS PER SHARE
Basic	$0.82	$(0.01)	$0.81	$0.79	$0.11	$0.90
Diluted	0.82	(0.01)	0.81	0.78	0.11	0.89
(1) For the third quarter of fiscal 2014, includes restructuring income of $774 net of $271 of taxes. For the third quarter of fiscal 2013, includes restructuring charges of $6,645 net of $1,276 of taxes.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

NET SALES

Consolidated net sales for the third quarter of fiscal 2014 were $628.4 million, a decrease of $8.9 million or 1.4% from the third quarter of fiscal 2013, due to lower sales of generators and the engines that power them. The quarterly impact of lower replenishment following fewer weather related events creating demand for generators and the related engines was an estimated sales decrease of $25 million. This decrease was partially offset by higher sales of engines used on U.S. lawn and garden equipment and increased snow thrower sales due to higher snowfall amounts in North America this winter.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Engines Segment fiscal 2014 third quarter net sales were $452.4 million, which was $0.4 million or 0.1% higher than the third quarter of fiscal 2013. Total engine volumes shipped in the quarter were also approximately the same between years at 3.2 million units. Net sales increased on higher sales of engines used on lawn and garden equipment for the North American market, partially offset by lower sales of engines used in generators and for products in Latin America and Australia.

Products Segment fiscal 2014 third quarter net sales were $205.2 million, a decrease of $26.4 million or 11.4% from the third quarter of fiscal 2013. This decrease was due to lower sales of generators as a result of fewer weather related events during fiscal 2014, decreased sales of lawn and garden equipment due to exiting sales of lawn and garden equipment to mass retailers and a delay in the selling season, and unfavorable foreign exchange due to the devaluation of the Australian Dollar and Brazilian Real. Partially offsetting these decreases were higher net sales of snow throwers and related service parts due to higher snowfall amounts in North America this winter.

GROSS PROFIT

The consolidated gross profit percentage was 20.7% in the third quarter of fiscal 2014, an increase from 19.9% in the same period last year.

The Engines Segment gross profit percentage was 23.9% in the third quarter of fiscal 2014, higher than the 22.3% in the third quarter of fiscal 2013. The Engines Segment adjusted gross profit percentage for the third quarter of 2014 was 23.7%, which was slightly higher compared to the third quarter of fiscal 2013. The increase was primarily due to 4% higher production during the third quarter, which improved gross profit percentage by 0.3%, as well as improved product sales mix of larger engines.

The Products Segment gross profit percentage was 10.9% for the third quarter of fiscal 2014, down from 11.5% in the third quarter of fiscal 2013. The Products Segment adjusted gross profit percentage for the third quarter of 2014 was 10.9%, which was 1.1% lower than the adjusted gross profit percentage for the third quarter of fiscal 2013. The decrease was due to an unfavorable foreign exchange impact on gross profit percentage of approximately 1.3% and a 6.5% reduction in manufacturing throughput that led to an unfavorable absorption impact on gross profit percentage of approximately 0.7%. Partially offsetting this reduction were increases to gross profit percentage of 0.5% due to improved manufacturing efficiencies, including incremental restructuring savings and improved product sales mix through the U.S. dealer channel.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $74.9 million in the third quarter of fiscal 2014, an increase of $4.2 million or 5.9% from the third quarter of fiscal 2013.

The Engines Segment engineering, selling, general and administrative expenses were $47.6 million in the third quarter of fiscal 2014, an increase of $3.7 million from the third quarter of fiscal 2013. The increase was primarily due to increased compensation expense and higher sales and marketing expense in our international regions.

The Products Segment fiscal 2014 third quarter engineering, selling, general and administrative expenses were $27.3 million, an increase of $0.6 million from the third quarter of fiscal 2013. The increase was mainly due to increased compensation expense and higher advertising related to new product launches.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring actions (in thousands, except per share data):

	Nine Months Ended Fiscal March
	2014 Reported	Adjustments(1)	2014 Adjusted(2)	2013 Reported	Adjustments(1)	2013 Adjusted(2)
NET SALES:
Engines	$901,858	$—	$901,858	$890,631	$—	$890,631
Products	529,724	—	529,724	602,323	—	602,323
Inter-Segment Eliminations	(69,283)	—	(69,283)	(107,609)	—	(107,609)
Total	$1,362,299	$—	$1,362,299	$1,385,345	$—	$1,385,345
GROSS PROFIT:
Engines	$187,423	$2,622	$190,045	$181,980	$7,346	$189,326
Products	62,149	2,082	64,231	63,798	7,624	71,422
Inter-Segment Eliminations	1,875	—	1,875	1,793	—	1,793
Total	$251,447	$4,704	$256,151	$247,571	$14,970	$262,541
INCOME (LOSS) FROM OPERATIONS:
Engines	$50,528	$3,047	$53,575	$48,574	$10,781	$59,355
Products	(16,783)	2,082	(14,701)	(11,787)	7,624	(4,163)
Inter-Segment Eliminations	1,875	—	1,875	1,793	—	1,793
Total	$35,620	$5,129	$40,749	$38,580	$18,405	$56,985
INTEREST EXPENSE	(13,823)	—	(13,823)	(13,802)	—	(13,802)
OTHER INCOME, Net	6,138	—	6,138	4,660	—	4,660
Income Before Income Taxes	27,935	5,129	33,064	29,438	18,405	47,843
PROVISION FOR INCOME TAXES	7,429	1,186	8,615	8,084	5,392	13,476
Net income	$20,506	$3,943	$24,449	$21,354	$13,013	$34,367

EARNINGS PER SHARE
Basic	$0.43	$0.08	$0.51	$0.44	$0.28	$0.72
Diluted	0.43	0.08	0.51	0.44	0.27	0.71
(1) For the first nine months of fiscal 2014, includes restructuring charges of $5,129 net of $1,186 of taxes. For the first nine months of fiscal 2013, includes restructuring charges of $18,405 net of $5,392 of taxes.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

NET SALES

For the first nine months of fiscal 2014, consolidated net sales were $1.36 billion, a decrease of $23.0 million or 1.7% when compared to the same period a year ago.

Engines Segment net sales for the first nine months of fiscal 2014 were $901.9 million, which was $11.2 million or 1.3% higher than the same period a year ago. The increase was primarily due to higher North American sales of engines used on lawn and garden equipment and related service parts due to strong demand stemming from late season growing conditions as well as the anticipated increased retail demand for the upcoming lawn and garden season. The increase was partially offset by lower sales of engines used in generators due to the lack of storm activity during the first nine months of fiscal 2014. The first nine months net sales impact due to fewer storms was approximately $90 million. Hurricanes Isaac and Sandy occurred during fiscal 2013.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Products Segment net sales for the first nine months of fiscal 2014 were $529.7 million, a decrease of $72.6 million or 12.1% from the same period a year ago. The decrease in net sales was due to lower sales of standby and portable generators due to no landed hurricanes during fiscal 2014 and unfavorable foreign exchange predominantly due to the Australian Dollar and the Brazilian Real. This decrease was partially offset by higher net sales from the Branco acquisition.

GROSS PROFIT

The consolidated gross profit percentage was 18.5% for the first nine months of fiscal 2014, an increase from 17.9% in the same period last year.

The Engines Segment gross profit percentage was 20.8% for the first nine months of fiscal 2014, up from 20.4% for the first nine months of fiscal 2013. The Engines Segment adjusted gross profit percentage for the first nine months of 2014 was 21.1%, which was 0.2% lower compared to the first nine months of fiscal 2013. The decrease was primarily due to a 6% reduction in manufacturing throughput; however, production mix was favorable as proportionately more large engines were built. The decrease in gross profit percentage was partially offset by a favorable sales mix of higher margin large engines and the margin contributed by Branco.

The Products Segment gross profit percentage was 11.7% for the first nine months of fiscal 2014, up from 10.6% for the first nine months of fiscal 2013. The Products Segment adjusted gross profit percentage for the first nine months of 2014 was 12.1%, which was 0.2% higher compared to the first nine months of fiscal 2013. The increase was primarily related to a 0.7% benefit from improved manufacturing efficiencies and incremental footprint restructuring savings of $1.3 million. The adjusted gross profit percentage also benefited from the additional margin from Branco. Partially offsetting the increase was a 0.5% unfavorable impact from foreign exchange.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $215.4 million for the first nine months of fiscal 2014, an increase of $9.8 million or 4.8% from the first nine months of fiscal 2013.

The Engines Segment engineering, selling, general and administrative expenses were $136.5 million in the first nine months of fiscal 2014, an increase of $6.5 million. The increase was primarily due to increased compensation costs, higher advertising costs to support new product launches, and the added expenses related to Branco, partially offset by lower retirement plan expenses of $2.6 million.

The Products Segment engineering, selling, general and administrative expenses were $78.9 million in the first nine months of fiscal 2014, an increase of $3.3 million from the first nine months of fiscal 2013. The increase was mainly attributable to additional expenses from Branco, increased compensation expense, and higher advertising costs related to new product launches, partially offset by favorable foreign exchange.

INTEREST EXPENSE

Interest expense for the third quarter and first nine months of fiscal 2014 was comparable to the same periods a year ago.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter of fiscal 2014 was 26.1% compared to 27.6% for the same respective period of fiscal 2013.  The tax rate for the third quarter of fiscal 2014 included a taxpayer election which provided the Company a $2.9 million tax benefit that was previously unavailable as well as a benefit of $0.7 million from income related to foreign operations subject to different statutory tax rates.  The tax rate for the third quarter of fiscal 2013 included benefits for the reenactment of the U.S. federal research and development and other credits in the amount of $1.0 million, foreign tax credits in the amount of $0.5 million, and $1.7 million from income related to foreign operations subject to different statutory rates. The effective tax rate for the first nine months of fiscal 2014 was 26.6%, compared to 27.5% for the same respective period of fiscal 2013.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

The previously announced restructuring actions are nearing their conclusion as planned. The restructuring actions for the third quarter resulted in pre-tax income of $0.8 million related to the reduction of an estimated reserve related to plant closure costs. Net pre-tax restructuring costs for the first nine months of fiscal 2014 were $5.1 million; the cost estimates for fiscal 2014 remain unchanged at $6 million to $8 million. Incremental pre-tax restructuring savings for the first nine months of fiscal 2014 were $1.8 million; the incremental savings estimate for fiscal 2014 also remains unchanged at $2 million to $4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first nine months of fiscal 2014 were $14.0 million compared to $73.8 million in the first nine months of fiscal 2013. The improvement in operating cash flows was primarily related to changes in working capital needs in fiscal 2014 associated with improvements in managing outstanding accounts receivable and reducing required inventory levels. In addition, no contributions to the pension plan were made in fiscal 2014 compared to $29.4 million in the first nine months of fiscal 2013.

Cash flows used in investing activities were $29.4 million and $79.2 million during the first nine months of fiscal 2014 and fiscal 2013, respectively. The $49.8 million decrease in cash used in investing activities was primarily related to $59.6 million of cash paid for the Branco acquisition during the second quarter of fiscal 2013. The decrease was partially offset by $6.6 million of lower proceeds received on dispositions of plant and equipment during fiscal 2014 compared to fiscal 2013 when the Company sold the dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to the Ostrava, Czech Republic plant.

Cash flows used in financing activities were $38.3 million during the first nine months of fiscal 2014 as compared to $19.5 million of cash flows provided by financing activities during the first nine months of fiscal 2013. The $57.8 million increase in cash used in financing activities was primarily attributable to $15.2 million of lower stock option exercise proceeds in fiscal 2014 compared to fiscal 2013, $35.4 million of lower net borrowings on the revolver in fiscal 2014 compared to the same period a year ago, and $7 million of higher treasury stock purchases in fiscal 2014 compared to fiscal 2013.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). On October 21, 2013, the Company entered into an amendment to the Revolver, which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

by up to $250 million if certain conditions are satisfied. As of March 30, 2014, there were no borrowings under the Revolver.

On August 8, 2012 the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2014. On January 22, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. As of March 30, 2014, the total remaining authorization was approximately $50.3 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended March 30, 2014, the Company repurchased 1,479,626 shares on the open market at an average price of $20.32 per share.

The Company expects capital expenditures to be approximately $45 million to $50 million in fiscal 2014. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

During the first nine months of fiscal 2014, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will make no required minimum contributions to the qualified pension plan during the remainder of fiscal 2014 or in fiscal 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of March 30, 2014, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2014.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions; the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; and other factors disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. We are not undertaking any obligation to update any forward-looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 30, 2014.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
December 30, 2013 to January 26, 2014	105,838	$21.58	105,838	$56,981,409
January 27, 2014 to February 23, 2014	150,641	21.20	150,641	53,787,820
February 24, 2014 to March 30, 2014	156,700	22.35	156,700	50,285,575
Total Third Quarter	413,179	$21.73	413,179	$50,285,575

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	May 6, 2014	/s/ David J. Rodgers
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements