Form 10-K
period 2014-06-29
BRIGGS & STRATTON CORP
filed 2014-08-26
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $1,003.6 million based on the last reported sale price of such securities as of December 27, 2013, the last business day of the most recently completed second fiscal quarter.
Number of Shares of Common Stock Outstanding at August 22, 2014: 45,807,549.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting to be held on October 15, 2014.

BRIGGS & STRATTON CORPORATION
FISCAL 2014 FORM 10-K
Cautionary Statement on Forward-Looking Statements
This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions; the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; and other factors disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K and in the Company's periodic reports on Form 10-Q. We undertake no obligation to update forward-looking statements made in this report to reflect events or circumstances after the date of this report.

PART I

ITEM 1.	BUSINESS
Briggs & Stratton Corporation (the “Company”) is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets and services these products for original equipment manufacturers (OEMs) worldwide. In addition, the Company markets and sells related service parts and accessories for its engines. Briggs & Stratton is recognized worldwide for its strong brand name and a reputation for quality, design, innovation and value.
Through its wholly owned subsidiary, Briggs & Stratton Power Products Group, LLC, Briggs & Stratton is also a leading designer, manufacturer and marketer of generators, pressure washers, snow throwers, lawn and garden powered equipment (primarily riding mowers) and related service parts and accessories.
The Company conducts its operations in two reportable segments: Engines and Products. Further information about Briggs & Stratton’s business segments is contained in Note 9 of the Notes to Consolidated Financial Statements.
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
Engines Segment
General
Briggs & Stratton manufactures four-cycle aluminum alloy gasoline engines with displacements ranging from 125 to 993 cubic centimeters through its Engines segment. The Company’s engines are used primarily by the lawn and garden equipment industry, which accounted for 86% of the Engines segment's fiscal 2014 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 14% of engine sales to OEMs in fiscal 2014 were for use on products for industrial, construction, agricultural and other consumer applications that include portable and standby generators, pumps and pressure washers. Many retailers specify the Company's engines on the power equipment they sell and the Briggs & Stratton logo is often featured prominently on a product because of the appeal and reputation of the brand.
In fiscal 2014 approximately 30% of the Engines segment net sales were derived from sales in international markets, primarily to customers in Europe. The Company serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries and offices in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, Italy, Japan, Mexico, New Zealand, Poland, Russia, South Africa, Sweden and the United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More information about our foreign operations is in Note 9 of the Notes to Consolidated Financial Statements.
The Company's engines are sold primarily by its worldwide sales force through direct interaction with customers. The Company’s marketing staff and engineers provide support and technical assistance to its sales force.
The Engines segment also manufactures replacement engines and service parts and sells them to sales and service distributors. During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. The Company owns its principal international distribution centers. In the United States the distributors are independently owned and operated.
These distributors supply service parts and replacement engines directly to independently owned, authorized service dealers throughout the world. These distributors and service dealers incorporate the Company’s commitment to reliability and service.
Customers
The Company's engine sales are primarily to OEMs. The Company's three largest external engine customers in fiscal years 2014, 2013 and 2012 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Deere & Company. Engines segment sales to the top three customers combined were 51%, 48% and 45% of Engines segment sales in fiscal 2014, 2013 and 2012, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements. In certain cases, the Company has entered into longer supply arrangements of two to three years.
The Company believes that in fiscal 2014 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the Company attempts to recover increases in commodity costs through increased pricing. In addition, development of new and innovative products that consumers demand assists the Company and its customers to realize higher margins.
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
The Company believes the major areas of competition from all engine manufacturers include product quality, brand, price, delivery and service. Other factors affecting competition are short-term market share objectives, short-term profit objectives, exchange rate fluctuations, technology, new product innovation, product support, distribution strength, and advertising. The Company believes its technology, product value, distribution, marketing, and service reputation have given it strong brand name recognition and enhanced its competitive position.
Seasonality of Demand
Sales of engines to lawn and garden OEMs are highly seasonal because of consumer buying patterns. The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Sales of lawn and garden equipment are also influenced by consumer sentiment, employment levels, new and existing home sales and weather conditions. Engine sales in the Company’s fiscal third quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest.
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
Manufacturing
The Company manufactures engines and parts at the following locations: Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff, Missouri; Wauwatosa, Wisconsin; and Chongqing, China. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin. The Engines segment also purchases certain products under contract manufacturing agreements.
Related to the restructuring actions announced in fiscal 2012, production of horizontal shaft engines at the Auburn plant concluded in the second quarter of fiscal 2014. The Auburn plant continues to produce V-Twin engines used in riding mowers and other outdoor power applications.
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
In fiscal 2013, the Company exited placement of lawn and garden products at national mass retailers. The Engines segment continues to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers. In certain cases, the Company may license its brand name to others for use in selling lawn and garden equipment in the U.S. mass retail channel. The Products segment continues to focus on innovative, higher margin products that are sold through its independent dealer network and regional retailers. The Company also continues to sell pressure washers and portable and standby generators through the U.S. mass retail channel.
Products has a network of independent dealers worldwide for the sale and service of snow throwers, standby generators and lawn and garden powered equipment. To support its international business, Products has leveraged the existing Briggs & Stratton worldwide distribution network and regional sales offices.
During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture.

Customers
Historically, Products’ major customers have included Lowe’s, Sears, The Home Depot, Wal-Mart, Tractor Supply Inc., Bunnings Warehouse, and a network of independent dealers. Sales to the top three customers combined were 27%, 28% and 26% of Products segment net sales in fiscal 2014, 2013 and 2012, respectively.
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
For the fiscal years ended June 29, 2014, June 30, 2013 and July 1, 2012, the Company spent approximately $19.7 million, $18.5 million and $19.8 million, respectively, on research activities relating to the development of new products or the improvement of existing products.
In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment froze accruals for all non-bargaining employees effective January 1, 2014. The Company recorded a pre-tax curtailment charge of $1.9 million in the second quarter of fiscal 2013 related to the defined benefit plan change.
In fiscal 2012 and 2013, the Company implemented salaried workforce reductions and manufacturing footprint reductions that impacted approximately 1,250 regular and temporary employees globally, or approximately 10% of its salaried workforce.

The average number of persons employed by the Company during fiscal 2014 and fiscal 2013 was 5,790 and 6,146, respectively. Employment in fiscal 2014 ranged from a high of 5,917 in July 2013 to a low of 5,695 in June 2014.
Export Sales
Export sales for fiscal 2014, 2013 and 2012 were $314.6 million (17% of net sales), $334.9 million (18% of net sales) and $392.7 million (19% of net sales), respectively. These sales were principally to customers in Europe, Asia, Australia, and Canada.
Refer to Note 9 of the Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 16 of the Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

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
In fiscal 2014, our three largest customers accounted for 34% of our consolidated net sales. The loss of any of these customers or a significant portion of the business from one or more of our key customers would significantly impact our net sales and profitability.
Changes in environmental or other laws could require extensive changes in our operations or to our products.
Our operations and products are subject to a variety of foreign, federal, state and local laws and regulations governing, among other things, emissions to air, discharges to water, noise, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters. We do not expect these laws and regulations to have a material adverse effect on us, but we cannot be certain that these or other proposed changes in applicable laws or regulations, or their enforcement, will not adversely affect our business or financial condition in the future.

Our international operations are subject to risks and uncertainties, which could adversely affect our business or financial results.
In fiscal 2014, we derived approximately 30% of our consolidated net sales from international markets, primarily Europe. Our international operations are subject to various economic, political, and other risks and uncertainties that could adversely affect our business and operating results, including, but not limited to, regional or country specific economic downturns, fluctuations in currency exchange rates, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption laws and regulations, political instability and significant natural disasters and other events or factors impacting local infrastructure.
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
Our level of debt and the limitations imposed on us by the indenture relating to the Senior Notes (as defined below) and our other credit agreements could have important consequences, including the following:

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
We have a material amount of goodwill and intangible assets, which were written-down in fiscal 2013 and 2014. If we determine that goodwill and other intangible assets have become further impaired in the future, net income in such years may be adversely affected.
At June 29, 2014, goodwill and other intangible assets represented approximately 15.5% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. In fiscal 2014 and 2013, we recorded pre-tax non-cash goodwill and tradename impairment charges of $8.5 million and $90.1 million, respectively. The impairments were determined as part of the fair value assessments of goodwill and other intangible assets. No goodwill or intangible asset impairment charges were recorded in fiscal 2012. Any additional write-down of our goodwill or intangible assets could materially adversely affect our results of operations.

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
We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. As of June 29, 2014, our pension plans were underfunded by approximately $130 million. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.
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
An inability to successfully manage information systems, or to adequately maintain these systems and their security, as well as to protect data and other confidential information, could adversely affect our business and reputation.
We depend on our information systems to successfully manage our business. Any inability to successfully manage these systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to outages due to natural disasters, power loss, telecommunications failures, viruses, break-ins and similar events, or breaches of security. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency and recovery processes. However, any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in regulatory actions and have a material adverse effect on our business and reputation.

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

Inability to identify, complete and integrate acquisitions may adversely impact our sales, results of operations, cash flow and liquidity.
Our historical growth has included acquisitions, and our future growth strategy includes acquisition opportunities. For example, subsequent to fiscal 2014, the Company announced that it signed a definitive agreement to acquire Allmand Bros., Inc., a leading designer and manufacturer of high quality towable light towers, industrial heaters and solar LED arrow boards, for approximately $62.0 million in cash, subject to customary due diligence and working capital adjustments. We may not be able to identify acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies in our target markets, economic conditions, or price expectations from sellers. If we are unable to complete additional acquisitions, our growth may be limited.
Additionally, as we grow through acquisitions, we will continue to place significant demands on management, operational, and financial resources. Recent and future acquisitions will require integration of operations, sales and marketing, information technology, finance and administrative operations, which could decrease the time available to serve and attract customers. We cannot assure that we will be able to successfully integrate acquisitions, that these acquisitions will operate profitably, or that we will be able to achieve the desired financial or operational success. Our financial condition, cash flows, liquidity and results of operations could be adversely affected if we do not successfully integrate the newly acquired businesses, or if our other businesses suffer due to the increased focus on the newly acquired businesses.
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
The Company maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As the Company’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 5.7 million square feet, of which 64% is owned. Facilities outside of the United States occupy approximately 979 thousand square feet, of which 28% is owned. Certain of the Company’s facilities are leased through operating lease agreements. See Note 10 to the Consolidated Financial Statements for information on the Company’s operating leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of June 29, 2014:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing, office and warehouse	Owned and Leased	Engines
McDonough, Georgia (1)	Manufacturing, office and warehouse	Owned and Leased	Products
Statesboro, Georgia	Manufacturing, office and warehouse	Owned and Leased	Engines
Murray, Kentucky	Manufacturing, office and warehouse	Owned and Leased	Engines
Poplar Bluff, Missouri	Manufacturing, office and warehouse	Owned and Leased	Engines
Munnsville, New York	Manufacturing and office	Owned	Products
Sherrill, New York	Warehouse	Leased	Products
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines, Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Products, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office and warehouse	Leased	Engines, Products
Sydney, Australia	Manufacturing and office	Leased	Products
Curitiba, Brazil	Office and warehouse	Leased	Engines, Products
Mississauga, Canada	Office and warehouse	Leased	Products
Chongqing, China	Manufacturing, office and warehouse	Owned	Engines
Shanghai, China	Office and warehouse	Leased	Engines, Products
Queretaro, Mexico	Office and warehouse	Leased	Engines, Products
Nijmegen, Netherlands	Distribution and office	Leased	Engines, Products

(1) On July 10, 2014, the Company announced that it would be closing its McDonough, Georgia facility and consolidating production into its existing facilities in Wauwatosa, Wisconsin and Munnsville, New York. Production is estimated to be completed in McDonough and transitioned to the other facilities during the first quarter of calendar 2015.

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August

1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700) contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery has been concluded. Briefing on the Company’s and the retirees' summary judgment motions will occur soon. If the court denies the motions, a jury trial will be scheduled.
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
TODD J. TESKE, 49 Chairman, President and Chief Executive Officer (1)(2)
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

RANDALL R. CARPENTER, 57 Vice President – Marketing
Mr. Carpenter was elected to his current position effective September 2009. He served as Vice President – Marketing since May 2007. He was previously Vice President Marketing and Product Development for Royal Appliance Manufacturing from 2005 to 2007. He was an Independent Marketing Consultant from 2004 to 2005.

DAVID G. DEBAETS, 51 Vice President – North American Operations (Engines Group)	Mr. DeBaets was elected to his current position effective September 2007. He served as Vice President and General Manager – Large Engine Division since April 2000.

ROBERT F. HEATH, 66 Vice President, General Counsel and Secretary	Mr. Heath was elected to his current position effective February 2010. He previously was elected as Secretary January 2002. He has served as Vice President and General Counsel since January 2001.

ANDREA L. GOLVACH, 43 Vice President & Treasurer
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

HAROLD L. REDMAN, 49 Senior Vice President and President – Turf & Consumer Products
Mr. Redman was elected to his current position in August 2014. He previously served as Senior Vice President and President - Products Group since October 2010. He served as Senior Vice President and President – Home Power Products Group since September 2009 after serving as Vice President and President – Home Power Products Group since May 2006. He also served as Senior Vice President – Sales & Marketing – Simplicity Manufacturing, Inc. since July 1995.

WILLIAM H. REITMAN, 58 Senior Vice President and Managing Director – Europe and Global Service
Mr. Reitman was elected to his current position in August 2014. He previously served as Senior Vice President and Managing Director - Europe since September 2013 after serving as Senior Vice President – Business Development & Customer Support since October 2010. He previously served as Senior Vice President – Sale & Customer Support since September 2007, Senior Vice President – Sales & Marketing since May 2006, and Vice President – Sales & Marketing since October 2004. He also served as Vice President – Marketing since November 1995.

Name, Age, Position	Business Experience for At Least Past Five Years
DAVID J. RODGERS, 43 Senior Vice President and Chief Financial Officer
Mr. Rodgers was elected as Senior Vice President and Chief Financial Officer effective June 2010 after serving as Vice President – Finance since February 2010. He was elected an executive officer in September 2007 and served as Controller from December 2006 to February 2010. He was previously employed by Roundy’s Supermarkets, Inc. as Vice President – Corporate Controller from September 2005 to November 2006 and Vice President – Retail Controller from May 2003 to August 2005.

MARK A. SCHWERTFEGER, 37 Vice President – Controller
Mr. Schwertfeger was elected as an executive officer effective September 2014 and has served as Controller since February 2010. He also served as International Controller since September 2008. Prior to joining Briggs & Stratton, he held the position of Director with KPMG LLP.

JOSEPH C. WRIGHT, 55 Senior Vice President and President – Engines Group
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

EDWARD J. WAJDA, 54 Senior Vice President and President – Standby/Job Site Products & International
Mr. Wajda was elected to his current position in August 2014. He previously served as Senior Vice President and General Manager - International since September 2013. He was elected as an executive officer in January 2011 and served as Vice President and General Manager – International from July 2008 to August 2013. Prior to joining Briggs & Stratton, he held the position of Senior Vice President – Global Medical Vehicle Group for Oshkosh Corporation, a manufacturer of security vehicles and bodies for access equipment, defense, fire and emergency and commercial uses, since June 2006.

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
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or behalf of the Company of its common stock during the quarterly period ended June 29, 2014.

2014 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 31, 2014 to April 27, 2014	120,100	$22.15	120,100	$47,625,360
April 28, 2014 to May 25, 2014	150,384	21.09	150,384	44,453,761
May 26, 2014 to June 29, 2014	350,389	20.41	350,389	37,302,322
Total Fourth Quarter	620,873	$20.91	620,873	$37,302,322
(1) On August 8, 2012, the Board of Directors authorized up to $50 million in funds associated with the common share repurchase program and an expiration date of June 30, 2014. On January 22, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. On August 13, 2014, subsequent to fiscal 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants.
Five-year Stock Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) at the close of business on June 30, 2009 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2014(1)	2013(2)	2012(3)	2011(4)	2010(5)
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
NET SALES	$1,859,060	$1,862,498	$2,066,533	$2,109,998	$2,027,872
GROSS PROFIT	346,783	329,140	336,725	398,316	379,935
PROVISION (CREDIT) FOR INCOME TAXES	8,787	(18,484)	867	7,699	12,458
NET INCOME (LOSS)	28,347	(33,657)	29,006	24,355	36,615
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	0.59	(0.73)	0.58	0.49	0.73
Diluted	0.59	(0.73)	0.57	0.48	0.73
PER SHARE OF COMMON STOCK:
Cash Dividends	0.48	0.48	0.44	0.44	0.44
Shareholders’ Investment	$14.50	$14.16	$12.91	$14.85	$13.10
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	46,366	47,172	48,965	49,677	49,668
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	46,436	47,172	49,909	50,409	50,064
OTHER DATA
SHAREHOLDERS’ INVESTMENT	$672,434	$667,938	$631,970	$737,943	$650,577
LONG-TERM DEBT	225,000	225,000	225,000	225,000	—
CAPITAL LEASES	—	—	133	571	1,041
TOTAL ASSETS	1,449,706	1,447,551	1,608,231	1,666,218	1,690,057
PLANT AND EQUIPMENT	1,035,848	1,019,355	1,026,845	1,016,892	979,898
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	297,007	287,195	301,249	329,225	337,763
PROVISION FOR DEPRECIATION	47,190	52,290	60,297	59,920	62,999
EXPENDITURES FOR PLANT AND EQUIPMENT	60,371	44,878	49,573	59,919	44,443
WORKING CAPITAL	$567,148	$584,226	$605,591	$634,356	$342,132
Current Ratio	2.9 to 1	3.1 to 1	3.0 to 1	2.8 to 1	1.6 to 1
NUMBER OF EMPLOYEES AT YEAR-END	5,695	5,980	6,321	6,716	6,362
NUMBER OF SHAREHOLDERS AT YEAR-END	2,815	3,153	3,184	3,289	3,453
QUOTED MARKET PRICE:
High	$23.02	$25.52	$20.81	$24.18	$24.26
Low	$18.21	$16.20	$12.36	$16.50	$12.89

(1)
In fiscal 2014, the Company had goodwill and tradename impairment charges of $5.5 million after-tax, or $0.12 per diluted share, and restructuring charges of $5.2 million after-tax, or $0.11 per diluted share.

(2)
In fiscal 2013, the Company had goodwill and tradename impairment charges of $62.0 million after-tax, or $1.30 per diluted share, restructuring charges of $15.5 million after-tax, or $0.33 per diluted share, and a litigation settlement of $1.2 million after-tax, or $0.03 per diluted share.

(3)	In fiscal 2012, the Company had restructuring charges of $28.8 million after-tax, or $0.58 per diluted share.

(4)
In fiscal 2011, the Company had a goodwill impairment charge of $34.3 million after-tax, or $0.68 per diluted share, restructuring charges of $2.2 million after-tax, or $0.04 per diluted share, and debt redemption costs of $2.4 million after-tax, or $0.05 per diluted share.

(5)
In fiscal 2010, the Company had a litigation settlement of $18.7 million after-tax, or $0.37 per diluted share. Included in working capital as of June 27, 2010 was a Current Maturity of Long-Term Debt of $203.5 million.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
FISCAL 2014 COMPARED TO FISCAL 2013
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring actions, goodwill and tradename impairments, and a litigation settlement (in thousands, except per share data):

	For the fiscal year ended June
	2014 Reported	Adjustments(1)	2014 Adjusted(2)	2013 Reported	Adjustments(1)	2013 Adjusted(2)
NET SALES:
Engines	$1,219,627	$—	$1,219,627	$1,189,674	$—	$1,189,674
Products	736,312	—	736,312	805,450	—	805,450
Inter-Segment Eliminations	(96,879)	—	(96,879)	(132,626)	—	(132,626)
Total	$1,859,060	$—	$1,859,060	$1,862,498	$—	$1,862,498
GROSS PROFIT:
Engines	$257,441	$3,099	$260,540	$236,486	$9,008	$245,494
Products	87,682	2,742	90,424	87,392	9,753	97,145
Inter-Segment Eliminations	1,660	—	1,660	5,262	—	5,262
Total	$346,783	$5,841	$352,624	$329,140	$18,761	$347,901
INCOME (LOSS) FROM OPERATIONS:
Engines	$72,213	$3,524	$75,737	$59,093	$14,320	$73,413
Products	(27,615)	11,475	(16,140)	(104,918)	99,833	(5,085)
Inter-Segment Eliminations	1,660	—	1,660	5,262	—	5,262
Total	$46,258	$14,999	$61,257	$(40,563)	$114,153	$73,590
INTEREST EXPENSE	(18,466)	—	(18,466)	(18,519)	—	(18,519)
OTHER INCOME, Net	9,342	—	9,342	6,941	—	6,941
Income (Loss) Before Income Taxes	37,134	14,999	52,133	(52,141)	114,153	62,012
PROVISION (CREDIT) FOR INCOME TAXES	8,787	4,307	13,094	(18,484)	—	(18,484)
Net Income (Loss)	$28,347	$10,692	$39,039	$(33,657)	$114,153	$80,496

EARNINGS (LOSS) PER SHARE
Basic	$0.59	$0.23	$0.82	$(0.73)	$1.66	$0.93
Diluted	0.59	0.23	0.82	(0.73)	1.66	0.93
(1) For the fiscal year ended June 29, 2014, includes restructuring charges of $6,539 net of $1,376 of taxes, and goodwill and tradename impairment charges of $8,460 net of $2,931 of taxes. For the fiscal year ended June 30, 2013, includes restructuring charges of $22,196 net of $6,669 of taxes, goodwill and tradename impairment charges of $90,080, of which $13,807 related to non-deductible goodwill for tax purposes with the remaining impairment generating a $28,116 tax benefit, and a litigation settlement of $1,877 net of $657 of taxes.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, goodwill and tradename impairments, and litigation settlements have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

Net Sales
Consolidated net sales for fiscal 2014 were $1.9 billion, a decrease of $3.4 million or 0.2% from fiscal 2013, due to lower sales of generators and the engines that power them. The impact of fewer weather related events creating demand for generators and the related engines was an estimated sales decrease of $100 million for fiscal 2014. This decrease was offset by higher sales of engines used on U.S. lawn and garden equipment, increased sales of pressure washers and sales from Branco, which was acquired mid-year in fiscal 2013.
Engines segment net sales for fiscal 2014 were $1.2 billion, which was $30.0 million or 2.5% higher than the prior year. This increase in net sales was primarily driven by higher sales of engines used on U.S. lawn and garden equipment and related service parts and sales from Branco, which was acquired mid-year in fiscal 2013. The increase in net sales was partially offset by lower sales of engines used on generators due to the lack of storm activity during fiscal 2014.
Products segment net sales for fiscal 2014 were $736.3 million, a decrease of $69.1 million or 8.6% from the prior year. The decrease in net sales was primarily due to lower sales of standby and portable generators due to the lack of storm activity during fiscal 2014, lower replenishment of snow throwers in Europe following last year's dry winter, and unfavorable foreign exchange predominantly due to the Australian Dollar and Brazilian Real. The decrease in net sales was partially offset by higher sales of pressure washers and sales from Branco, which was acquired mid-year in fiscal 2013.

Gross Profit Percentage

The consolidated gross profit percentage was 18.7% in fiscal 2014, an increase of 1% from fiscal 2013.

Included in consolidated gross profit were pre-tax charges of $5.8 million during fiscal 2014 related to previously announced restructuring actions. The Engines segment and Products segment recorded $3.1 million and $2.7 million, respectively, of pre-tax restructuring charges within gross profit during fiscal 2014. During fiscal 2013, the Engines segment and Products segment recorded pre-tax restructuring charges within gross profit of $9.0 million and $9.8 million, respectively.
The Engines segment gross profit percentage for fiscal 2014 was 21.1%, which was higher than the 19.9% in fiscal 2013. Adjusted gross profit percentage for 2014 was 21.4%, which was 0.8% higher compared to fiscal 2013. The adjusted gross profit percentage increased due to a favorable sales mix, including the impact of new product introductions, and by 0.6% due to a 1% increase in manufacturing throughput with fixed cost absorption benefiting from a 14% increase in the production of large engines. Lower material costs were mostly offset by reduced pricing.
The Products segment gross profit percentage for fiscal 2014 was 11.9%, which was higher than the 10.9% in fiscal 2013. The Products segment adjusted gross profit percentage for fiscal 2014 was 12.3%, which was 0.2% higher compared to the adjusted gross profit percentage for fiscal 2013. The increase in adjusted gross profit percentage was primarily due to a 0.8% benefit from improved manufacturing efficiencies and incremental footprint restructuring savings of $1.6 million. The adjusted gross profit percentage also benefited from additional margin from a favorable mix of products sold. Partially offsetting the increase in adjusted gross profit percentage was an unfavorable foreign exchange impact of 0.6%.

Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses were $291.4 million in fiscal 2014, an increase of $15.2 million or 5.5% from fiscal 2013.
The Engines segment engineering, selling, general and administrative expenses were $184.8 million in fiscal 2014, or $10.8 million higher compared to fiscal 2013. The increase was primarily due to increased international sales and marketing expenses, research and development costs, corporate development and legal expenses, additional expenses from Branco, and higher compensation costs, partially offset by lower retirement plan expenses.

The Products segment engineering, selling, general and administrative expenses were $106.6 million in fiscal 2014, an increase of $4.4 million from fiscal 2013. The increase was primarily attributable to additional expenses from Branco and higher advertising costs related to new product launches, partially offset by favorable foreign exchange.
Other Intangible Asset Impairment
During the fourth quarter of fiscal 2014, the Company performed its annual impairment testing of other intangible assets. Based on a combination of factors, predominantly driven by a slower than anticipated recovery of the North America lawn and garden market and the operating results of the Products segment during the previous year leading up to the impairment which lacked the benefit of certain weather related events that would have been favorable to the business, the Company’s forecasted cash flow estimates used in the assessment of goodwill and other intangible assets were adversely impacted. The Company concluded that the carrying value of a tradename within the Products reporting unit exceeded its fair value as of June 29, 2014. The non-cash intangible asset impairment charge recorded in the fourth quarter of fiscal 2014 was $5.5 million. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. No impairment charges were recorded within the Engines segment.
Restructuring Actions
The restructuring actions that were in progress at the beginning of fiscal 2014 have concluded as planned. These restructuring actions resulted in pre-tax restructuring costs for the fourth quarter and twelve months ended June 29, 2014 of $1.4 million and $6.5 million, respectively. Incremental pre-tax restructuring savings for fiscal 2014 were $2.5 million.
Subsequent to fiscal 2014, the Company announced further restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products segment manufacturing facilities in order to reduce costs. The Company will continue to focus on premium residential products through its Snapper and Simplicity brands and commercial products through its Snapper Pro and Ferris brands. The Company will close its McDonough, Georgia location and consolidate production into existing facilities in Wisconsin and New York. The Company anticipates total restructuring charges related to these actions to be approximately $30 to $37 million, including non-cash write-downs of approximately $15 to $20 million, to be recorded during fiscal 2015. Total cash costs related to these actions are anticipated to be approximately $15 to $17 million, with the majority of the cash costs being incurred in fiscal 2015.
Pending Acquisition
On August 14, 2014, the Company announced that it signed a definitive agreement to acquire Allmand Bros., Inc. for approximately $62 million in cash, subject to customary due diligence and working capital adjustments. Founded in 1938 and based in Holdrege, Nebraska, Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters and solar LED arrow boards. This transaction is expected to close in the first quarter of fiscal 2015.
Interest Expense
Interest expense for fiscal 2014 was $18.5 million, which was comparable to fiscal 2013.
Provision for Income Taxes
The effective tax rate for fiscal 2014 was 23.7% compared to 35.6% for the same period last year. The tax rate for fiscal 2014 was mainly impacted by a taxpayer election which provided the Company a previously unavailable tax benefit of $2.9 million as well as a U.S. manufacturers deduction of $1.8 million. The tax rate for fiscal 2013 was primarily driven by tax benefits related to foreign operations of $2.4 million and state credits of $2.0 million with an offsetting $5.6 million non-deductible goodwill impairment charge.

FISCAL 2013 COMPARED TO FISCAL 2012
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring actions, goodwill and tradename impairments, and a litigation settlement (in thousands, except per share data):

	For the fiscal year ended June
	2013 Reported	Adjustments(1)	2013 Adjusted(2)	2012 Reported	Adjustments(1)	2012 Adjusted(2)
NET SALES:
Engines	$1,189,674	$—	$1,189,674	$1,309,942	$—	$1,309,942
Products	805,450	—	805,450	952,110	—	952,110
Inter-Segment Eliminations	(132,626)	—	(132,626)	(195,519)	—	(195,519)
Total	$1,862,498	$—	$1,862,498	$2,066,533	$—	$2,066,533
GROSS PROFIT:
Engines	$236,486	$9,008	$245,494	$250,323	$14,257	$264,580
Products	87,392	9,753	97,145	86,193	30,503	116,696
Inter-Segment Eliminations	5,262	—	5,262	209	—	209
Total	$329,140	$18,761	$347,901	$336,725	$44,760	$381,485
INCOME (LOSS) FROM OPERATIONS:
Engines	$59,093	$14,320	$73,413	$66,559	$18,314	$84,873
Products	(104,918)	99,833	(5,085)	(25,531)	31,553	6,022
Inter-Segment Eliminations	5,262	—	5,262	209	—	209
Total	$(40,563)	$114,153	$73,590	$41,237	$49,867	$91,104
INTEREST EXPENSE	(18,519)	—	(18,519)	(18,542)	—	(18,542)
OTHER INCOME, Net	6,941	—	6,941	7,178	—	7,178
Income (Loss) Before Income Taxes	(52,141)	114,153	62,012	29,873	49,867	79,740
PROVISION (CREDIT) FOR INCOME TAXES	(18,484)	35,442	16,958	867	21,062	21,929
Net Income (Loss)	$(33,657)	$78,711	$45,054	$29,006	$28,805	$57,811

EARNINGS (LOSS) PER SHARE
Basic	$(0.73)	$1.66	$0.93	$0.58	$0.60	$1.17
Diluted	(0.73)	1.66	0.93	0.57	0.58	1.15
(1) For the fiscal year ended June 30, 2013, includes restructuring charges of $22,196 net of $6,669 of taxes, goodwill and tradename impairment charges of $90,080, of which $13,807 related to non-deductible goodwill for tax purposes with the remaining impairment generating a $28,116 tax benefit, and a litigation settlement of $1,877 net of $657 of taxes. For the fiscal year ended July 1, 2012, includes restructuring charges of $49,867 net of $21,062 of taxes.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, goodwill and tradename impairments, and litigation settlements have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
Net Sales
Consolidated net sales for fiscal 2013 were $1.9 billion, a decrease of $204.0 million or 9.9% when compared to fiscal 2012.
Engines segment net sales for fiscal 2013 were $1.2 billion, which was $120.3 million or 9.2% lower than the prior year. This decrease in net sales was primarily driven by reduced shipments of engines used on walk, ride and snow equipment in the North American market as well as lower sales to OEM customers for the

European and Australasian markets. Shipments to European markets decreased due to macroeconomic issues and unfavorable weather conditions. Shipments to Australasian markets decreased due to a significant lack of rainfall in highly populated areas. In addition, sales were lower in fiscal 2013 as compared to fiscal 2012 due to an unfavorable mix of engines sold that reflected proportionately lower sales of large engines and unfavorable foreign exchange of $11.6 million primarily related to the Euro.
Products segment net sales for fiscal 2013 were $805.5 million, a decrease of $146.7 million or 15.4% from the prior year. Approximately $90 million of the net sales decrease resulted from our decision to exit the sale of lawn and garden equipment through national mass retailers. The remaining decrease was primarily due to lower sales volumes of snow equipment due to significantly below average snowfall in North America and reduced sales of lawn and garden equipment resulting from drought conditions in the United States and Australasia. The decrease in net sales was partially offset by higher shipments of portable and standby generators in the North American market.

Gross Profit Percentage

The consolidated gross profit percentage was 17.7% in fiscal 2013, up from 16.3% in fiscal 2012.

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

The Products segment gross profit percentage for fiscal 2013 was 10.9%, which was higher than the 9.1% in fiscal 2012. The Products segment adjusted gross profit percentage for fiscal 2013 was 12.1%, which was 0.2% lower compared to the adjusted gross profit percentage for fiscal 2012. The adjusted gross profit percentage decreased by 3.1% due to unfavorable absorption associated with a 15% decrease in production volume. The McDonough, Georgia manufacturing facility shutdown days increased by nearly six weeks in fiscal 2013 compared to the prior year. This enabled the Products segment to achieve a reduction in inventory levels despite the challenge of reduced sales volumes caused by lower market demand. The unfavorable volume impact on gross profit percentage was partially offset by a 2.3% benefit due to achieving restructuring cost savings of $13.6 million and other efficiency improvements. The addition of sales from the Branco acquisition and favorable foreign exchange, primarily due to the Australian dollar, also increased the gross margin percentage in fiscal 2013.

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
The Products segment engineering, selling, general and administrative expenses were $102.2 million in fiscal 2013, a decrease of $8.4 million from fiscal 2012. The decrease was attributable to lower compensation costs which include a $2.5 million benefit from the global salaried employee reduction as well as reduced selling expenses in response to the softness in the global markets. These reductions were partially offset by the addition of expenses related to the Branco acquisition.
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
Restructuring Actions
In fiscal 2013, the Company made progress against its previously announced restructuring actions, including the sale of its Ostrava, Czech Republic manufacturing facility. Also in fiscal 2013, the Company announced changes to its defined benefit pension plan that included freezing accruals for all non-bargaining employees within the pension plan effective January 1, 2014. This plan change resulted in the Company recognizing a pre-tax curtailment charge of $1.9 million in fiscal 2013. Pre-tax restructuring costs for fiscal 2013 were $22.2 million.
Interest Expense
Interest expense for fiscal 2013 was $18.5 million, which was comparable to fiscal 2012.
Provision for Income Taxes
The effective tax rate for fiscal 2013 was 35.5% compared to 2.9% for fiscal 2012. The increase in the effective tax rate for fiscal 2013 compared to fiscal 2012 was primarily due to a net benefit of $5.6 million associated with restructuring charges incurred in connection with closing the Company's Ostrava manufacturing facility, a net benefit of $5.1 million due to the expiration of a non-U.S. statute of limitation period during fiscal 2012, and an additional tax expense of $5.6 million for a non-cash goodwill impairment charge in fiscal 2013.
Liquidity and Capital Resources
FISCAL YEARS 2014, 2013 AND 2012
Net cash provided by operating activities was $127 million, $161 million and $66 million in fiscal 2014, 2013 and 2012, respectively.
Cash flows provided by operating activities for fiscal 2014 were $127 million compared to $161 million in fiscal 2013. The decrease in operating cash flows was primarily related to changes in working capital as higher fourth quarter sales in fiscal 2014 led to a larger accounts receivable balance year over year. The change was partially offset by no contributions to the pension plan in fiscal 2014 compared to $29.4 million in contributions in fiscal 2013.

Cash flows provided by operating activities for fiscal 2013 were $161 million compared to $66 million in fiscal 2012. The improvement in operating cash flows was primarily related to lower working capital needs in fiscal 2013 associated with lower levels of accounts receivable and inventory compared to fiscal 2012.
Net cash used in investing activities was $60 million, $92 million and $51 million in fiscal 2014, 2013 and 2012, respectively. These cash flows include capital expenditures of $60 million, $45 million and $50 million in fiscal 2014, 2013 and 2012, respectively. The capital expenditures related primarily to reinvestment in equipment, capacity additions and new products. Further, in fiscal 2013, approximately $60 million of cash was used for the acquisition of Branco and approximately $12.5 million was received from dispositions of plant and equipment.
Net cash used in financing activities was $62 million, $36 million and $63 million in fiscal 2014, 2013 and 2012, respectively. In fiscal 2014, the Company repurchased treasury stock at a total cost of $43 million compared to $30 million and $39 million stock repurchases in fiscal 2013 and 2012, respectively. In fiscal 2014, the Company received proceeds of $5 million from the exercise of stock options and made repayments totaling $0.3 million on short-term loans. Also in fiscal 2014, as disclosed in Note 11 of the Notes to Consolidated Financial Statements, the Company incurred $0.9 million of debt issuance costs associated with the refinancing of its revolving credit facility. In fiscal 2013, the Company received proceeds of $20 million from the exercise of stock options and made repayments totaling $3 million on short-term loans. In fiscal 2012, as disclosed in Note 11 of the Notes to Consolidated Financial Statements, the Company incurred $2 million of debt issuance costs associated with the refinancing of its revolving credit facility. The Company paid cash dividends on its common stock of $23 million, $23 million, and $22 million in fiscal 2014, 2013 and 2012, respectively.
Given the Company's international operations, a portion of the Company's cash and cash equivalents are held in non-U.S. subsidiaries where its undistributed earnings are considered to be permanently reinvested. Generally, these would be subject to U.S. tax if repatriated. As of June 29, 2014, approximately $53 million of the Company's $195 million of cash and cash equivalents was held in non-U.S. subsidiaries.
Future Liquidity and Capital Resources
In December 2010, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 2020 (the "Senior Notes"). Net proceeds were primarily used to redeem the remaining outstanding principal of the 8.875% Senior Notes due March 2011.
On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver had a term of five years and all outstanding borrowings on the Revolver were due and payable on October 13, 2016. On October 21, 2013, the Company entered into an amendment to the Revolver, which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the Revolver by up to $250 million if certain conditions are satisfied. There were no borrowings under the Revolver as of June 29, 2014 and June 30, 2013.
In August 2012, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.11 per share to $0.12 per share on the Company's common stock, payable on or after October 1, 2012 to shareholders of record at the close of business on August 20, 2012. In August 2014, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.12 per share to $0.125 per share on the Company's common stock, payable on or after October 1, 2014 to shareholders of record at the close of business on September 17, 2014.
In August 2011, the Board of Directors authorized up to $50 million in funds for use in a common share repurchase program with an original expiration of June 30, 2013. In August 2012, the Board of Directors of Briggs & Stratton authorized an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. On January 22, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. On August 13, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing restrictive covenants. During fiscal 2014 the Company repurchased 2,100,499 shares on the open market at an average price of $20.49 per share as compared to 1,546,686 shares purchased on the open market at an average price of $19.63 per share during fiscal 2013.
The Company expects capital expenditures to be approximately $60 to $65 million in fiscal 2015. These anticipated expenditures reflect the Company's plans to continue to reinvest in efficient equipment and innovative new products.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. During fiscal 2014, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2015. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.
The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or the proceeds of sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of June 29, 2014, the Company was in compliance with these covenants.
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
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Consolidated Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements. The Company’s significant contractual obligations include our debt agreements and certain employee benefit plans.

Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of June 29, 2014 is as follows (in thousands):

	Total	Fiscal 2015	Fiscal 2016-2017	Fiscal 2018-2019	Thereafter
Long-Term Debt	$225,000	$—	$—	$—	$225,000
Interest on Long-Term Debt	100,548	15,469	30,938	30,938	23,203
Operating Leases	68,955	13,934	14,634	9,635	30,752
Purchase Obligations	52,353	51,932	421	—	—
Other Liabilities (a)	57,022	—	21,504	35,518	—
	$503,878	$81,335	$67,497	$76,091	$278,955
(a) Includes an estimate of future expected funding requirements related to our pension plans. Any further funding requirements for pension plans beyond fiscal 2019 cannot be estimated at this time. Because their future cash outflows are uncertain, liabilities for unrecognized tax benefits and other sundry items are excluded from the table above.
Critical Accounting Policies
The Company’s critical accounting policies are more fully described in Note 2 and Note 17 of the Notes to Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
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
As discussed in Note 7 to the Consolidated Financial Statements, the Company performed the annual impairment test on its Engine and Products reporting units as of June 29, 2014. The impairment testing performed by the Company at June 29, 2014 indicated that the estimated fair value of the Engines reporting unit substantially exceeded its corresponding carrying amount, including recorded goodwill, and as such, no further impairment existed. The amount of goodwill recorded in the Products segment is not significant. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation. Other than management’s internal projections of future cash flows, the primary assumptions used in the impairment test were the weighted-average cost of capital and long-term growth rates.
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
The growth rates and gross profit margins used for the terminal value calculations and the discount rates of the respective reporting units as of June 29, 2014 were as follows:

	Terminal Growth Rate	Terminal Gross Profit Margin	Discount Rate
Engines	3.0%	27.5%	11.4%
Products	3.0%	18.6%	11.8%

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
As discussed in Note 7 to the consolidated financial statements, the Company performed the annual impairment test on its indefinite-lived intangible assets as of June 29, 2014. The impairment testing performed by the Company at June 29, 2014 indicated that the estimated fair value of a tradename in the Products reporting unit did not exceed its corresponding carrying amount. Therefore, the Company recognized a $5.5 million non-cash impairment charge in the fourth quarter of fiscal 2014. In fiscal 2013, the Company recognized a $18.8 million non-cash impairment charge related to a tradename in the Products reporting unit. In fiscal 2012, no intangible assets were impaired. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation.
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
Pension and Other Postretirement Plans
The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance, which is essential in the current volatile market. Actuarial valuations at June 29, 2014 used a discount rate of 4.40% and the determination of fiscal 2014 expense used an expected rate of return on plan assets of 8.25%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Standard and Poor’s AA or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension service and interest costs by approximately $1.1 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension service and interest costs by approximately $2.2 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that our investment performance has been in the top decile compared to other plans. Changes in the discount rate and return on assets can have a significant effect on the funded status of our pension plans, shareholders' investment and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.
The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At June 29, 2014 and June 30, 2013, the fair value of plan assets was less than the projected benefit obligation by approximately $130 million and $153 million, respectively.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. During fiscal 2014, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2015. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment froze accruals for all non-bargaining employees effective January 1, 2014. The Company recorded a pre-tax curtailment charge of $1.9 million in fiscal 2013 related to the defined benefit plan change.
The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $1.9 million and would increase the service and interest cost by $0.1 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $2.1 million and decrease the service and interest cost by $0.1 million.
For pension and postretirement benefits, actuarial gains and losses are accounted for in accordance with U.S. GAAP. Refer to Note 17 of the Notes to the Consolidated Financial Statements for additional discussion.
Other Reserves
The reserves for customer rebates, warranty, product liability, inventory and doubtful accounts are fact specific and take into account such factors as specific customer situations, historical experience, and current and expected economic conditions.
New Accounting Pronouncements
In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. Management is currently assessing the potential impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flow.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires an entity to present significant reclassifications out of accumulated other comprehensive income by the respective line items of net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012 with earlier adoption permitted. The amendments in the ASU are applied prospectively. The Company adopted ASU No. 2013-02 at the beginning of fiscal 2014, and the required disclosures are presented in Note 4 to the Consolidated Financial Statements. The adoption of this ASU did not have any impact on the Company's results of operations, financial position or cash flow, as the ASU solely relates to disclosures.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The amendments did not change the measurement of impairment losses. This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU No. 2012-02 at the beginning of fiscal 2014. The adoption of this ASU did not have any impact on the Company’s results of operations, financial position or cash flow.
Other Matters
Labor Agreements
The Company has collective bargaining agreements with its unions. These collective bargaining agreements cover approximately 11% of the total employees as of June 29, 2014. These agreements expire at various times beginning in calendar 2016.
Emissions
The United States Environmental Protection Agency (EPA), the California Air Resources Board (CARB), Canada and the European Union (EU) have adopted multiple stages of emission standards for small air cooled engines. The Company currently has product offerings that comply with those standards.

In addition, China has adopted emission standards which parallel those adopted by EPA and were phased in from 2011 to 2013. The Company has specific products that meet these standards and are certified for sale in China. Australia has announced that it will be adopting emission standards. These standards are generally expected to be based on the EPA standards, but a timetable for their adoption has not yet been published. The Company does not anticipate that compliance with either of these emission standards will have a material adverse effect on its financial position or operations as they are expected to be substantially similar to the existing standards adopted by EPA, CARB, Canada and the EU.

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
Foreign Currency
The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar against various currencies. The Company receives Euros for certain products sold to European customers and receives Canadian dollars for certain products sold to Canadian customers. The Yen is used to purchase engines from the Company's joint venture in Japan. The Company receives Mexican Pesos for certain products sold to the Company's subsidiary in Mexico. The Company's foreign subsidiaries’ earnings are also influenced by fluctuations of local currencies, including the Australian dollar, against the U.S. dollar as these subsidiaries purchase components and inventory from vendors and the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations.
At June 29, 2014, the Company had the following forward foreign exchange contracts outstanding with the fair value (gains) losses shown (in thousands):

Hedge Currency	Notional Value	Fair Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	19,904	$18,586	U.S.	$471
Canadian Dollar	3,100	$2,899	U.S.	$40
Euro	49,300	$67,379	U.S.	$(149)
Japanese Yen	530,000	$5,229	U.S.	$(37)
Mexican Peso	3,000	$231	U.S.	$—
Fluctuations in currency exchange rates may also impact the shareholders’ investment in the Company. Amounts invested in the Company's non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Shareholders’ Investment increased $1.2 million during fiscal 2014. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 29, 2014 was approximately $201.1 million.
Commodity Prices
The Company is exposed to fluctuating market prices for commodities, including steel, natural gas, copper and aluminum. The Company has established programs to manage commodity price fluctuations through contracts that fix the price of certain commodities, some of which are financial derivative instruments. The maturities of these contracts coincide with the expected usage of the commodities for periods up to the next twenty-four months. At June 29, 2014 the Company had the following outstanding commodity derivative contracts with the fair value (gains) losses shown (in thousands):

Hedge Commodity	Notional Value	Fair Value	(Gain) Loss at Fair Value
Natural Gas (Therms)	5,686	$5,676	$10

Interest Rates
The Company is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions. On June 29, 2014, long-term loans consisted of the following (in thousands):

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JUNE 29, 2014 AND JUNE 30, 2013
(in thousands)

ASSETS	2014	2013
CURRENT ASSETS:
Cash and Cash Equivalents	$194,668	$188,445
Receivables, Less Reserves of $6,352 and $6,501, Respectively	220,590	190,800
Inventories:
Finished Products and Parts	268,116	306,104
Work in Process	102,431	96,751
Raw Materials	5,556	5,240
Total Inventories	376,103	408,095
Deferred Income Tax Asset	48,958	47,534
Prepaid Expenses and Other Current Assets	30,016	24,107
Total Current Assets	870,335	858,981
GOODWILL	144,522	147,352
INVESTMENTS	27,137	19,764
DEBT ISSUANCE COSTS, Net	4,671	4,710
OTHER INTANGIBLE ASSETS, Net	80,317	87,980
LONG-TERM DEFERRED INCOME TAX ASSET	15,178	27,544
OTHER LONG-TERM ASSETS, Net	10,539	14,025
PLANT AND EQUIPMENT:
Land and Land Improvements	16,173	15,947
Buildings	131,159	130,872
Machinery and Equipment	849,470	852,039
Construction in Progress	39,046	20,497
	1,035,848	1,019,355
Less - Accumulated Depreciation	738,841	732,160
Total Plant and Equipment, Net	297,007	287,195
	$1,449,706	$1,447,551

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JUNE 29, 2014 AND JUNE 30, 2013
(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2014	2013
CURRENT LIABILITIES:
Accounts Payable	$169,271	$143,189
Short-Term Debt	—	300
Accrued Liabilities:
Wages and Salaries	45,585	35,163
Warranty	27,066	26,167
Accrued Postretirement Health Care Obligation	13,882	16,344
Other	47,383	53,592
Total Accrued Liabilities	133,916	131,266
Total Current Liabilities	303,187	274,755
ACCRUED PENSION COST	126,529	150,131
ACCRUED EMPLOYEE BENEFITS	24,491	23,458
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	59,290	72,695
ACCRUED WARRANTY	17,678	18,871
OTHER LONG-TERM LIABILITIES	21,097	14,703
LONG-TERM DEBT	225,000	225,000
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	78,466	77,004
Retained Earnings	1,048,466	1,042,917
Accumulated Other Comprehensive Loss	(195,257)	(224,928)
Treasury Stock at Cost, 11,536 and 9,901 Shares, Respectively	(259,820)	(227,634)
Total Shareholders’ Investment	672,434	667,938
	$1,449,706	$1,447,551

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

FOR THE FISCAL YEARS ENDED JUNE 29, 2014, JUNE 30, 2013 AND JULY 1, 2012
(in thousands, except per share data)

	2014	2013	2012
NET SALES	$1,859,060	$1,862,498	$2,066,533
COST OF GOODS SOLD	1,506,436	1,514,597	1,685,048
RESTRUCTURING CHARGES	5,841	18,761	44,760
Gross Profit	346,783	329,140	336,725
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	291,367	276,188	290,381
RESTRUCTURING CHARGES	698	3,435	5,107
GOODWILL AND TRADENAME IMPAIRMENT	8,460	90,080	—
Income (Loss) from Operations	46,258	(40,563)	41,237
INTEREST EXPENSE	(18,466)	(18,519)	(18,542)
OTHER INCOME, Net	9,342	6,941	7,178
Income (Loss) Before Income Taxes	37,134	(52,141)	29,873
PROVISION (CREDIT) FOR INCOME TAXES	8,787	(18,484)	867
NET INCOME (LOSS)	$28,347	$(33,657)	$29,006

EARNINGS (LOSS) PER SHARE
Basic	$0.59	$(0.73)	$0.58
Diluted	$0.59	$(0.73)	$0.57

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	46,366	47,172	48,965
Diluted	46,436	47,172	49,909

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

FOR THE FISCAL YEARS ENDED JUNE 29, 2014, JUNE 30, 2013 AND JULY 1, 2012
(in thousands)

	2014	2013	2012
Net Income (Loss)	$28,347	$(33,657)	$29,006
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	1,168	(617)	(13,487)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax Provision (Benefit) of $1,605, $2,428, and ($3,301), respectively	2,589	3,981	(5,411)
Unrecognized Pension & Postretirement Obligation, Net of Tax Provision (Benefit) of $16,067, $57,591, and ($38,537), respectively	25,914	94,412	(60,308)
Other Comprehensive Income (Loss)	29,671	97,776	(79,206)
Total Comprehensive Income (Loss)	$58,018	$64,119	$(50,200)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JUNE 29, 2014, JUNE 30, 2013 AND JULY 1, 2012
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JULY 3, 2011	$579	$79,354	$1,092,864	$(243,498)	$(191,356)	737,943
Net Income	—	—	29,006	—	—	29,006
Total Other Comprehensive Loss, Net of Tax	—	—	—	(79,206)	—	(79,206)
Cash Dividends Paid ($0.44 per share)	—	—	(22,011)	—	—	(22,011)
Stock Option Activity, Net of Tax	—	1,255	—	—	390	1,645
Restricted Stock	—	(2,901)	—	—	2,739	(162)
Amortization of Unearned Compensation	—	3,296	—	—	—	3,296
Deferred Stock	—	726	—	—	23	749
Shares Issued to Directors	—	(7)	—	—	3	(4)
Treasury Stock Purchases	—	—	—	—	(39,286)	(39,286)
BALANCES, JULY 1, 2012	$579	$81,723	$1,099,859	$(322,704)	$(227,487)	$631,970
Net Loss	—	—	(33,657)	—	—	(33,657)
Total Other Comprehensive Income, Net of Tax	—	—	—	97,776	—	97,776
Cash Dividends Paid ($0.48 per share)	—	—	(23,285)	—	—	(23,285)
Stock Option Activity, Net of Tax	—	(4,680)	—	—	26,662	21,982
Restricted Stock	—	(3,127)	—	—	2,893	(234)
Amortization of Unearned Compensation	—	2,421	—	—	—	2,421
Deferred Stock	—	703	—	—	33	736
Shares Issued to Directors	—	(36)	—	—	624	588
Treasury Stock Purchases	—	—	—	—	(30,359)	(30,359)
BALANCES, JUNE 30, 2013	$579	$77,004	$1,042,917	$(224,928)	$(227,634)	$667,938
Net Income	—	—	28,347	—	—	28,347
Total Other Comprehensive Income, Net of Tax	—	—	—	29,671	—	29,671
Cash Dividends Paid ($0.48 per share)	—	—	(22,798)	—	—	(22,798)
Stock Option Activity, Net of Tax	—	3,269	—	—	6,200	9,469
Restricted Stock	—	(3,322)	—	—	2,423	(899)
Amortization of Unearned Compensation	—	2,737	—	—	—	2,737
Deferred Stock	—	(1,188)	—	—	1,474	286
Shares Issued to Directors	—	(34)	—	—	764	730
Treasury Stock Purchases	—	—	—	—	(43,047)	(43,047)
BALANCES, JUNE 29, 2014	$579	$78,466	$1,048,466	$(195,257)	$(259,820)	$672,434

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JUNE 29, 2014, JUNE 30, 2013 AND JULY 1, 2012
(in thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$28,347	$(33,657)	$29,006
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	50,343	55,752	63,714
Stock Compensation Expense	7,174	6,514	5,555
Goodwill and Tradename Impairment	8,460	90,080	—
Earnings of Unconsolidated Affiliates	(6,264)	(4,244)	(5,100)
Dividends Received from Unconsolidated Affiliates	4,069	4,636	4,029
Loss on Disposition of Plant and Equipment	465	696	174
Provision (Credit) for Deferred Income Taxes	(5,396)	(27,914)	3,926
Cash Contributions to Qualified Pension Plans	—	(29,363)	(28,746)
Non-Cash Restructuring Charges	4,231	13,081	35,910
Change in Operating Assets and Liabilities:
Accounts Receivable	(29,211)	42,121	6,195
Inventories	30,775	34,696	(20,693)
Other Current Assets	(9,304)	10,232	(6,945)
Accounts Payable, Accrued Liabilities and Income Taxes	47,867	9,196	(9,755)
Other, Net	(4,477)	(11,013)	(11,309)
Net Cash Provided by Operating Activities	127,079	160,813	65,961
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(60,371)	(44,878)	(49,573)
Cash Paid for Acquisition, Net of Cash Acquired	—	(59,627)	(2,673)
Proceeds Received on Disposition of Plant and Equipment	628	12,492	1,457
Net Cash Used in Investing Activities	(59,743)	(92,013)	(50,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Repayments on Revolver	—	—	—
Repayments on Short-Term Debt	(300)	(2,700)	—
Debt Issuance Costs	(949)	—	(2,007)
Cash Dividends Paid	(22,697)	(23,285)	(22,011)
Stock Option Exercise Proceeds and Tax Benefits	5,402	19,988	235
Treasury Stock Purchases	(43,047)	(30,359)	(39,287)
Net Cash Used in Financing Activities	(61,591)	(36,356)	(63,070)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	478	(74)	(5,666)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,223	32,370	(53,564)
CASH AND CASH EQUIVALENTS:
Beginning of Year	188,445	156,075	209,639
End of Year	$194,668	$188,445	$156,075
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$17,499	$17,338	$18,630
Income Taxes Paid (Refunded)	$12,574	$1,171	$(2,388)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

 FOR THE FISCAL YEARS ENDED JUNE 29, 2014, JUNE 30, 2013 AND JULY 1, 2012
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
(2) Summary of Significant Accounting Policies:
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. The 2014, 2013 and 2012 fiscal years were each 52 weeks long. All references to years relate to fiscal years rather than calendar years.
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
Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 51% of total inventories at June 29, 2014 and 48% at June 30, 2013. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $64.5 million and $62.1 million higher in fiscal 2014 and 2013, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.
Goodwill and Other Intangible Assets: Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engines and Products. Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are comprised of tradenames, patents and customer relationships. Goodwill and tradenames, which are considered to have indefinite lives, are not amortized; however, both must be tested for impairment at least annually. Amortization is recorded on a straight-line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of 13 years. The customer relationships have been assigned an estimated useful life of 14 to 25 years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired.
The Company performed the required impairment tests in fiscal 2014, 2013 and 2012. The Company recorded non-cash goodwill impairment charges and non-cash intangible asset impairment charges in fiscal 2014 and 2013. There were no goodwill impairment charges or intangible asset impairment charges recorded in fiscal 2012. Refer to Note 7 for a discussion of the non-cash goodwill impairment charges and the non-cash intangible asset impairment charges recorded in fiscal 2014 and 2013.

Investments: This caption represents the Company’s investments in unconsolidated affiliated companies. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method, generally on a lag of 3 months or less, was as follows (in thousands):
Results of operations of unconsolidated affiliated companies for the fiscal year (in thousands):

	2014	2013	2012
Results of Operations:
Sales	$143,007	$113,452	$129,063
Cost of Goods Sold	116,158	92,844	103,254
Gross Profit	$26,849	$20,608	$25,809
Net Income	$13,653	$8,057	$9,751
Balance sheets of unconsolidated affiliated companies as of fiscal year-end (in thousands):

	2014	2013
Financial Position:
Assets:
Current Assets	$76,811	$45,355
Noncurrent Assets	28,106	15,527
	104,917	60,882
Liabilities:
Current Liabilities	$22,990	$12,989
Noncurrent Liabilities	1,779	2,900
	24,769	15,889
Equity	$80,148	$44,993
Net sales to equity method investees were approximately $18.7 million, $1.0 million and $1.8 million in 2014, 2013 and 2012, respectively. Purchases of finished products from equity method investees were approximately $102.4 million, $107.0 million and $119.6 million in 2014, 2013 and 2012, respectively.

During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. The Company uses the equity method to account for this investment. Subsequent to fiscal 2014, a second independent distributor joined the venture.
Debt Issuance Costs: Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. Approximately $1.0 million, $1.0 million and $1.2 million of debt issuance costs and original issue discounts were amortized to interest expense during fiscal years 2014, 2013 and 2012, respectively.
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
Depreciation expense was approximately $47.2 million, $52.3 million and $60.3 million during fiscal years 2014, 2013 and 2012, respectively.

Impairment of Property, Plant and Equipment: Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Refer to Note 18 for impairments associated with restructuring actions.
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

	2014	2013
Balance, Beginning of Period	$45,037	$46,012
Payments	(28,377)	(26,173)
Provision for Current Year Warranties	29,087	26,438
Changes in Estimates	(1,003)	(1,240)
Balance, End of Period	$44,744	$45,037
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
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by Briggs & Stratton as a marketing incentive for customers to buy inventory. The financing costs included in net sales in fiscal 2014, 2013 and 2012 were $5.5 million, $6.3 million and $5.5 million, respectively.
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
Retirement Plans: The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Retirement benefits represent a form of deferred compensation, which are subject to change due to changes in assumptions. Management reviews underlying assumptions on an annual basis. Refer to Note 17.
Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and recorded in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations. The amounts charged against income were $19.7 million, $18.5 million and $19.8 million in fiscal 2014, 2013 and 2012, respectively.
Advertising Costs: Advertising costs, included in Engineering, Selling, General and Administrative Expenses in the accompanying Consolidated Statements of Operations, are expensed as incurred. These expenses totaled $18.5 million in fiscal 2014, $17.7 million in fiscal 2013 and $22.3 million in fiscal 2012.

Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2014, 2013 and 2012 was $4.4 million, $4.9 million and $5.9 million, respectively.
Foreign Currency Translation: Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment. During fiscal 2013, the Company recorded a charge of $4.2 million of foreign currency translation primarily recognized in connection with the substantial liquidation of the Company's investment in the Ostrava, Czech Republic entity, which was related to previously announced restructuring actions. Foreign currency transaction gains and losses are included in the results of operations in the period incurred. The Company recorded pre-tax foreign currency transaction losses of $3.9 million and $4.1 million during fiscal 2014 and 2013, respectively.
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
Information on earnings (loss) per share is as follows (in thousands except per share data):

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	July 1, 2012
Net Income (Loss)	$28,347	$(33,657)	$29,006
Less: Earnings Allocated to Participating Securities	(768)	(605)	(508)
Net Income (Loss) available to Common Shareholders	$27,579	$(34,262)	$28,498
Average Shares of Common Stock Outstanding	46,366	47,172	48,965
Incremental Common Shares Applicable to Common Stock Options and Performance Shares Based on the Common Stock Average Market Price During the Period	70	—	—
Incremental Common Shares Applicable to Deferred and Restricted Common Stock Based on the Common Stock Average Market Price During the Period	—	—	944
Diluted Average Shares of Common Stock Outstanding	46,436	47,172	49,909
Basic Earnings (Loss) Per Share	$0.59	$(0.73)	$0.58
Diluted Earnings (Loss) Per Share	$0.59	$(0.73)	$0.57
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

	Fiscal Year Ended
	June 29, 2014	June 30, 2013	July 1, 2012
Options to Purchase Shares of Common Stock (in thousands)	916	1,590	3,679
Weighted Average Exercise Price of Options Excluded	$29.62	$34.13	$27.71
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

(3) New Accounting Pronouncements:

In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is not permitted. Management is currently assessing the potential impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flow.

In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," which requires an entity to present significant reclassifications out of accumulated other comprehensive income by the respective line items of net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety from accumulated other comprehensive income to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2012 with earlier adoption permitted. The amendments in the ASU are applied prospectively. The Company adopted ASU No. 2013-02 at the beginning of fiscal 2014, and the required new disclosures are presented in Note 4. The adoption of this ASU did not have any impact on the Company's results of operations, financial position or cash flow, as the ASU solely relates to disclosures.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment," which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired before performing quantitative impairment testing. The amendments did not change the measurement of impairment losses. This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company adopted ASU No. 2012-02 at the beginning of fiscal 2014. The adoption of this ASU did not have any impact on the Company’s results of operations, financial position or cash flow.
(4) Accumulated Other Comprehensive Income (Loss):
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Fiscal Year Ended June 29, 2014
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$11,885	$(3,673)	$(233,140)	$(224,928)
Other Comprehensive Income (Loss) Before Reclassification	1,168	(4,797)	13,951	10,322
Income Tax Benefit (Expense)	—	1,823	(5,316)	(3,493)
Net Other Comprehensive Income (Loss) Before Reclassifications	1,168	(2,974)	8,635	6,829
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	2,133	—	2,133
Realized (Gains) Losses - Commodity Contracts (1)	—	5,630	—	5,630
Realized (Gains) Losses - Interest Rate Swaps (1)	—	1,209	—	1,209
Amortization of Prior Service Costs (Credits) (2)	—	—	(2,715)	(2,715)
Amortization of Actuarial Losses (2)	—	—	30,632	30,632
Total Reclassifications Before Tax	—	8,972	27,917	36,889
Income Tax Expense (Benefit)	—	(3,409)	(10,638)	(14,047)
Net Reclassifications	—	5,563	17,279	22,842
Other Comprehensive Income (Loss)	1,168	2,589	25,914	29,671
Ending Balance	$13,053	$(1,084)	$(207,226)	$(195,257)
(1) Amounts reclassified to net income are included in net sales or cost of goods sold. See Note 16 for information related to derivative financial instruments.
(2) Amounts reclassified to net income are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 17 for information related to pension and postretirement benefit plans.

	Fiscal Year Ended June 30, 2013
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$12,502	$(7,654)	$(327,552)	$(322,704)
Other Comprehensive Income (Loss) Before Reclassification	(617)	(5,141)	113,757	107,999
Income Tax Benefit (Expense)	—	2,005	(43,554)	(41,549)
Net Other Comprehensive Income (Loss) Before Reclassifications	(617)	(3,136)	70,203	66,450
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	2,023	—	2,023
Realized (Gains) Losses - Commodity Contracts (1)	—	9,644	—	9,644
Realized (Gains) Losses - Interest Rate Swaps (1)	—	—	—	—
Transition Obligation (2)	—	—	7	7
Amortization of Prior Service Costs (Credits) (2)	—	—	(3,223)	(3,223)
Amortization of Actuarial Losses (2)	—	—	42,445	42,445
Total Reclassifications Before Tax	—	11,667	39,229	50,896
Income Tax Expense (Benefit)	—	(4,550)	(15,020)	(19,570)
Net Reclassifications	—	7,117	24,209	31,326
Other Comprehensive Income (Loss)	(617)	3,981	94,412	97,776
Ending Balance	$11,885	$(3,673)	$(233,140)	$(224,928)
(1) Amounts reclassified to net income are included in net sales or cost of goods sold. See Note 16 for information related to derivative financial instruments.
(2) Amounts reclassified to net income are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 17 for information related to pension and postretirement benefit plans.
(5) Acquisitions:
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

On August 14, 2014, the Company announced that it signed a definitive agreement to acquire Allmand Bros., Inc. for approximately $62.0 million in cash, subject to customary due diligence and working capital adjustments. Founded in 1938 and based in Holdrege, Nebraska, Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters and solar LED arrow boards. This transaction is expected to close in the first quarter of fiscal 2015.
(6) Fair Value:
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 29, 2014 and June 30, 2013 (in thousands):

		Fair Value Measurement Using
	June 29, 2014	Level 1	Level 2	Level 3
Assets:
Derivatives	$431	$—	$431	$—
Liabilities:
Derivatives	$1,932	$—	$1,932	$—

		Fair Value Measurement Using
	June 30, 2013	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,009	$—	$2,009	$—
Liabilities:
Derivatives	$5,413	$—	$5,413	$—

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
Fair Value of Financial Instruments:
The Company believes that the carrying values of cash and cash equivalents, trade receivables, accounts payable and foreign lines of credit are reasonable estimates of their fair values at June 29, 2014 and June 30, 2013 due to the short-term nature of these instruments. The estimated fair value of the 6.875% Senior Notes due December 2020 is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
6.875% Senior Notes	$225,000	$251,438	$225,000	$250,875
Borrowings on Revolver	$—	$—	$—	$—
(7) Goodwill and Other Intangible Assets:
Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition. The reporting units are Engines and Products.
The changes in the carrying amount of goodwill for the fiscal years ended June 29, 2014 and June 30, 2013 are as follows (in thousands):

	Engines	Products	Total
Goodwill Balance at July 1, 2012	$137,359	$67,405	$204,764
Impairment Loss	—	(71,310)	(71,310)
Acquisition	4,589	10,707	15,296
Effect of Translation	(1,011)	(387)	(1,398)
Goodwill Balance at June 30, 2013	$140,937	$6,415	$147,352
Impairment Loss	—	(2,960)	(2,960)
Acquisition	—	—	—
Effect of Translation	125	5	130
Goodwill Balance at June 29, 2014	$141,062	$3,460	$144,522
At June 29, 2014, June 30, 2013 and July 1, 2012, accumulated goodwill impairment losses, as recorded in the Products segment, were $123.7 million, $120.8 million and $49.5 million respectively.
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
In fiscal 2013, the Company recorded a non-cash goodwill impairment charge of $71.3 million, which was determined by comparing the carrying value of the Products reporting unit goodwill with the implied fair value of goodwill for the reporting unit. Based on a combination of factors, predominantly driven by a slower than anticipated recovery of the North American lawn and garden market at that time and the operating results of the Products segment during the previous years leading up to the impairments which lacked the benefit of certain weather related events that would have been favorable to the business, the Company’s forecasted cash flow estimates used in the goodwill assessment as of June 30, 2013 were adversely impacted. As a result, the Company concluded that the carrying value amounts of the Products reporting unit exceeded its fair value as of June 30, 2013. The impairment charge was a non-cash expense that was recorded as a separate component of operating expenses. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility.
The Company’s other intangible assets as of June 29, 2014 and June 30, 2013 are as follows (in thousands):

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$13,601	$(11,167)	$2,434	$13,601	$(10,680)	$2,921
Customer Relationships	32,539	(8,610)	23,929	32,539	(6,971)	25,568
Effect of Translation	(991)	(49)	(1,040)	(991)	39	(952)
Total Amortized Intangible Assets	45,149	(19,826)	25,323	45,149	(17,612)	27,537
Unamortized Intangible Assets:
Tradenames	55,016	—	55,016	60,516	—	60,516
Effect of Translation	(22)	—	(22)	(73)	—	(73)
Total Unamortized Intangible Assets	54,994	—	54,994	60,443	—	60,443
Total Intangible Assets	$100,143	$(19,826)	$80,317	$105,592	$(17,612)	$87,980
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
In fiscal 2014 and fiscal 2013, the non-cash intangible asset impairment charge recorded was $5.5 million and $18.8 million, respectively. Based on a combination of factors, predominantly driven by a slower than anticipated recovery of the North American lawn and garden market at that time, the Company’s forecasted cash flow estimates used in the other intangible assets assessment as of June 29, 2014 and June 30, 2013 were adversely impacted. As a result, the Company concluded that the carrying value of a tradename within the Products reporting unit exceeded its fair value as of June 29, 2014 and June 30, 2013. The impairment charges did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. In fiscal 2012, the Company determined that no intangible asset impairment existed.
Amortization expense of other intangible assets amounted to approximately $2.2 million in 2014, $2.5 million in 2013, and $1.9 million in 2012.

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2015	$2,178
2016	2,178
2017	2,178
2018	2,178
2019	2,178

$10,890

(8) Income Taxes:
Components of income (loss) before income taxes consists of the following (in thousands):

	2014	2013	2012
U.S.	$30,291	$(58,625)	$28,053
Foreign	6,843	6,484	1,820
Total	$37,134	$(52,141)	$29,873

The provision (credit) for income taxes consists of the following (in thousands):

	2014	2013	2012
Current
Federal	$9,725	$10,377	$(8,711)
State	733	(1,870)	430
Foreign	3,725	923	5,222
	14,183	9,430	(3,059)
Deferred	(5,396)	(27,914)	3,926
	$8,787	$(18,484)	$867

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2014	2013	2012
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	2.0%	1.1%	1.8%
Impact of Foreign Operations and Tax Rates	0.7%	5.3%	4.2%
Impact of Dividends Received	(0.8)%	1.1%	(2.2)%
Changes to Unrecognized Tax Benefits	1.2%	(0.5)%	(16.0)%
Impact of Restructuring Actions	—%	(2.1)%	(18.7)%
Benefits on State Credits and NOL's, Net of Valuation Allowance	(0.4)%	4.3%	—%
*Change in Accounting Method	(7.8)%	—%	—%
**Other, Net	(6.2)%	(8.7)%	(1.2)%
Effective Tax Rate	23.7%	35.5%	2.9%
* "Change in Accounting Method" in fiscal 2014 relates to a taxpayer election filed in the current year, which provided the Company a tax benefit that was previously unavailable.
** “Other, Net” in fiscal 2014 includes (4.8)% for the impact of U.S. manufacturers deduction and (1.4)% for other items, and in fiscal 2013 includes (10.8)% for the impact of goodwill impairment and 2.1% for other items.

The components of deferred income taxes were as follows (in thousands):

Current Asset (Liability):	2014	2013
Difference Between Book and Tax Related to:
Inventory	$13,504	$13,697
Payroll Related Accruals	4,741	3,870
Warranty Reserves	10,247	9,897
Workers Compensation Accruals	2,547	2,685
Other Accrued Liabilities	12,191	14,618
Pension Cost	—	746
Net Operating Loss/State Credit Carryforwards	585	4,608
Miscellaneous	5,143	(2,587)
Deferred Income Tax Asset (Liability)	$48,958	$47,534
Long-Term Asset (Liability):
Difference Between Book and Tax Related to:
Pension Cost	$25,272	$35,663
Accumulated Depreciation	(45,397)	(54,339)
Intangibles	(43,062)	(44,611)
Accrued Employee Benefits	44,827	45,016
Postretirement Health Care Obligation	22,530	27,787
Warranty	6,718	7,227
Valuation Allowance	(15,241)	(12,725)
Net Operating Loss/State Credit Carryforwards	19,629	17,236
Miscellaneous	(98)	6,290
Deferred Income Tax Asset (Liability)	$15,178	$27,544
Deferred tax assets were generated during the current year as a result of foreign income tax loss carryforwards in the amount of $2.7 million. At June 29, 2014, there are $3.7 million of foreign income tax loss carryforwards, consisting of $1.9 million which have no expiration date, and $1.8 million which will expire within the next 5 to 10 years. A deferred tax asset of $16.5 million exists at June 29, 2014 related to state income tax losses and state tax credit carryforwards. If not utilized against future taxable income, this amount will expire from 2015 through 2028. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. At June 29, 2014, a valuation allowance of $2.9 million is recorded for the foreign losses which the Company believes are unlikely to be realized in the future. In addition, a valuation allowance of $12.3 million is recorded related to state tax credits that are unlikely to be realized.
The Company does not record deferred income taxes applicable to undistributed earnings of foreign subsidiaries for which the Company intends to reinvest such earnings indefinitely outside of the U.S. The undistributed earnings amounted to approximately $65.9 million at June 29, 2014. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The change to the gross unrecognized tax benefits of the Company during the fiscal year ended June 29, 2014 and June 30, 2013 is reconciled as follows:
Unrecognized Tax Benefits (in thousands):

	2014	2013	2012
Beginning Balance	$6,949	$6,717	12,040
Changes based on tax positions related to prior year	380	—	—
Additions based on tax positions related to current year	378	997	429
Settlements with taxing authorities	—	(39)	(516)
Lapse of statute of limitations	(50)	(726)	(5,236)
Ending Balance	$7,657	$6,949	$6,717
As of June 29, 2014, gross unrecognized tax benefits that, if recognized, would impact the effective tax rate were $6.5 million. Of that amount, there is a reasonable possibility that approximately $2.8 million of the current remaining unrecognized tax benefits may be recognized within the next twelve months due to the resolution of audits or expiration of statutes of limitations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total expense (income) recognized for fiscal years 2014, 2013 and 2012 was $0.1 million, $0.2 million, and $(1.0) million, respectively.
As of June 29, 2014 and June 30, 2013, the Company had $1.2 million and $0.9 million, respectively, accrued for the payment of interest and penalties.
At June 29, 2014 and June 30, 2013, the liability for uncertain tax positions, inclusive of interest and penalties, was $8.8 million and $7.9 million, respectively, which is recorded as an other long-term liability within the Consolidated Balance Sheets.
Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2010 and is currently under audit by various state and foreign jurisdictions. The Company is no longer subject to tax examinations before fiscal 2004 in its major foreign jurisdictions.

(9) Segment and Geographic Information and Significant Customers:
The Company has concluded that it operates two reportable business segments that are managed separately based on fundamental differences in their operations. Summarized segment data is as follows (in thousands):

	2014	2013	2012
NET SALES:
Engines	$1,219,627	$1,189,674	$1,309,942
Products	736,312	805,450	952,110
Eliminations	(96,879)	(132,626)	(195,519)
	$1,859,060	$1,862,498	$2,066,533
GROSS PROFIT:
Engines	$257,441	$236,486	$250,323
Products	87,682	87,392	86,193
Eliminations	1,660	5,262	209
	$346,783	$329,140	$336,725
INCOME (LOSS) FROM OPERATIONS:
Engines	$72,213	$59,093	$66,559
Products	(27,615)	(104,918)	(25,531)
Eliminations	1,660	5,262	209
	$46,258	$(40,563)	$41,237
ASSETS:
Engines	$1,048,416	$1,013,204	$1,120,065
Products	503,609	545,081	629,325
Eliminations	(102,319)	(110,734)	(141,159)
	$1,449,706	$1,447,551	$1,608,231
CAPITAL EXPENDITURES:
Engines	$56,230	$36,002	$42,697
Products	4,141	8,876	6,876
	$60,371	$44,878	$49,573
DEPRECIATION & AMORTIZATION:
Engines	$39,456	$42,349	$45,647
Products	10,887	13,403	18,067
	$50,343	$55,752	$63,714

Pre-tax restructuring charges impact on gross profit is as follows (in thousands):

	2014	2013	2012
PRE-TAX RESTRUCTURING CHARGES INCLUDED IN GROSS PROFIT:
Engines	$3,099	$9,008	$14,257
Products	2,742	9,753	30,503
Total	$5,841	$18,761	$44,760

Pre-tax restructuring, goodwill and tradename impairment, and litigation settlement charges impact on income (loss) from operations is as follows (in thousands):

	2014	2013	2012
PRE-TAX RESTRUCTURING, GOODWILL & TRADENAME IMPAIRMENT AND LITIGATION SETTLEMENT CHARGES INCLUDED IN INCOME (LOSS) FROM OPERATIONS:
Engines	$3,524	$14,320	$18,314
Products	11,475	99,833	31,553
Total	$14,999	$114,153	$49,867
Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2014	2013	2012
United States	$1,293,558	$1,304,964	$1,440,955
All Other Countries	565,502	557,534	625,578
Total	$1,859,060	$1,862,498	$2,066,533
Information regarding the Company’s net plant and equipment based on geographic location (in thousands):

	2014	2013	2012
United States	$281,029	$269,477	$280,954
All Other Countries	15,978	17,718	20,295
Total	$297,007	$287,195	$301,249
Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales, respectively (in thousands):

	2014		2013		2012
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$293,225	16%	$251,098	13%	$265,752	13%
MTD	235,141	13%	241,033	13%	230,882	11%
	$528,366	29%	$492,131	26%	$496,634	24%

(10) Leases:
The Company leases certain facilities, vehicles, and equipment under operating leases. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2014, 2013 and 2012 was $20.1 million, $22.8 million and $22.4 million, respectively.
Future minimum lease commitments for all non-cancelable operating leases as of June 29, 2014 are as follows (in thousands):

Fiscal Year	Operating
2015	$13,934
2016	8,228
2017	6,406
2018	5,549
2019	4,086
Thereafter	30,752
Total future minimum lease commitments	$68,955
(11) Indebtedness:
The following is a summary of the Company’s long-term indebtedness (in thousands):

	2014	2013
Multicurrency Credit Agreement	$—	$—
6.875% Senior Notes	225,000	225,000
Total Long-Term Debt	$225,000	$225,000
6.875% Senior Notes
On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes due December 15, 2020 ("Senior Notes"). The net proceeds of the offering were primarily used to redeem the then outstanding principal of the 8.875% Senior Notes due March 15, 2011. In connection with the refinancing and the issuance of the Senior Notes, the Company incurred approximately $5.0 million in new debt issuance costs, which are being amortized over the life of the Senior Notes using the effective interest method. These amounts are included in interest expense in the Consolidated Statements of Operations.
Additionally, under the terms of the indentures and credit agreements governing the Senior Notes, Briggs & Stratton Power Products Group, LLC became a joint and several guarantor of amounts outstanding under the Senior Notes. Refer to Note 20 for subsidiary guarantor financial information.
Multicurrency Credit Agreement
On October 13, 2011, the Company entered into a $500 million multicurrency credit agreement (the “Revolver”). The Revolver had a term of five years and all outstanding borrowings on the Revolver were due and payable on October 13, 2016. On October 21, 2013, the Company entered into an amendment to the Revolver, which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the Revolver by up to $250 million if certain conditions are satisfied. In connection with the refinancing and the issuance of the Revolver in fiscal 2012, the Company incurred approximately $2.0 million  in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. In connection with the amendment to the Revolver in fiscal 2014, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. There were no borrowings under the Revolver as of June 29, 2014 and June 30, 2013.

Borrowings under the Revolver by the Company bear interest at a rate per annum equal to, at its option, either:
(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 1.25% to 2.25%, depending on the Company’s average net leverage ratio; or
(2) the higher of (a) the federal funds rate plus 0.50%; (b) the bank's prime rate; or (c) the Eurocurrency rate for a one-month interest period plus 1.00%. In addition, the Company is subject to a 0.18% to 0.38% commitment fee and a 1.25% to 2.25% letter of credit fee, depending on the Company’s average net leverage ratio.
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
Foreign Lines of Credit
The lines of credit available to the Company in foreign countries are in connection with short-term borrowings and bank overdrafts used in the normal course of business. These amounts totaled $4.0 million at June 29, 2014, and expire at various times throughout fiscal 2015 and beyond and are renewable. None of these arrangements had material commitment fees or compensating balance requirements. Borrowings using these lines of credit were included in short-term debt. Outstanding balances are as follows (in thousands):

	2014	2013
Balance at Fiscal Year-End	$—	$300
Weighted Average Interest Rate at Fiscal Year-End	—%	3.86%
(12) Other Income, Net:
The components of Other Income, Net are as follows (in thousands):

	2014	2013	2012
Interest Income	$1,540	$888	$512
Equity in Earnings from Unconsolidated Affiliates	6,264	4,244	5,100
Other Items	1,538	1,809	1,566
Total	$9,342	$6,941	$7,178
(13) Commitments and Contingencies:
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
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery has been concluded. Briefing on the Company’s and the retirees' summary judgment motions will occur soon. If the court denies the motions, a jury trial will be scheduled.
Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

(14) Stock Incentives:
The Company previously adopted an Incentive Compensation Plan, effective October 20, 2004, under which 4,000,000 shares of common stock (8,000,000 shares as a result of the fiscal 2005 2-for-1 stock split) were reserved for future issuance. An amendment to the Incentive Compensation Plan approved by shareholders on October 21, 2009, added 2,481,494 shares to the shares available for grant under the plan. Prior to October 20, 2004, the Company had a Stock Incentive Plan under which 5,361,935 shares of common stock were reserved for issuance. The adoption of the Incentive Compensation Plan reduced the number of shares available for future issuance under the Stock Incentive Plan to zero. However, as of June 29, 2014, there were 508,260 outstanding option awards granted under the Stock Incentive Plan that are or may become exercisable in the future. In accordance with the plans, the Company can issue eligible employees stock options, stock appreciation rights, restricted stock, deferred stock, performance shares and cash bonus awards subject to certain annual limitations. The plans also allow the Company to issue directors non-qualified stock options and directors’ fees in stock. Stock based compensation vests in accordance with the Plan but can become immediately exercisable upon eligible recipients' departure from the Company or upon reaching retirement age, subject to approval of the Compensation Committee.
Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. During fiscal 2014, 2013 and 2012, the Company recognized stock based compensation expense of approximately $7.2 million, $6.5 million and $5.6 million, respectively.

On the grant date, the exercise price of each stock option issued exceeds the market value of the stock by 10%. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and standard industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

Options Granted During	2014	2013	2012
Grant Date Fair Value	$5.19	$4.83	$3.96
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	1.6%	0.7%	1.0%
Expected Volatility	41.3%	43.9%	43.2%
Expected Dividend Yield	2.5%	2.6%	3.0%
Expected Term (in Years)	5.0	5.0	5.0
Information on the options outstanding is as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, July 3, 2011	4,721,190	$26.38
Granted During the Year	465,350	16.20
Exercised During the Year	(15,870)	14.83
Expired During the Year	(474,240)	29.87
Balance, July 1, 2012	4,696,430	$25.06
Granted During the Year	399,850	18.85
Exercised During the Year	(1,151,882)	17.37
Expired During the Year	(573,130)	30.81
Balance, June 30, 2013	3,371,268	$25.97
Granted During the Year	407,860	20.82
Exercised During the Year	(273,394)	19.76
Expired During the Year	(1,088,368)	32.82
Balance, June 29, 2014	2,417,366	$22.71	1.91	$2,795
Exercisable, June 29, 2014	1,165,016	$27.19	0.57	$139

The total intrinsic value of options exercised during fiscal year 2014 was $0.6 million. The exercise of options resulted in cash receipts of $5.4 million in fiscal 2014. The total intrinsic value of options exercised during fiscal 2013 was $4.4 million. The exercise of options resulted in cash receipts of $20.0 million in fiscal 2013. The total intrinsic value of options exercised during fiscal 2012 was $0.1 million. The exercise of options resulted in cash receipts of $0.3 million in fiscal 2012.

Options Outstanding (as of June 29, 2014)
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2005	8/13/2004	8/13/2007	8/13/2014	$36.68	508,260
2010	8/18/2009	8/18/2012	8/31/2014	$19.73	159,696
2011	8/17/2010	8/17/2013	8/31/2015	$19.88	497,060
2012	8/16/2011	8/16/2014	8/31/2016	$16.20	444,640
2013	8/14/2012	8/14/2015	8/31/2017	$18.85	399,850
2014	8/20/2013	8/20/2016	8/31/2018	$20.82	407,860

Below is a summary of the status of the Company’s nonvested shares as of June 29, 2014, and changes during the year then ended:

	Deferred Stock		Restricted Stock		Stock Options		Performance Shares
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares, June 30, 2013	567,943	$17.05	820,597	$17.12	1,391,550	$3.97	249,170	$18.59
Granted	64,553	19.48	146,320	19.28	407,860	5.19	128,371	19.09
Cancelled	—	—	(9,386)	17.51	—	—	(13,040)	18.60
Vested	(206,978)	14.48	(109,771)	13.51	(547,060)	5.24	—	—
Nonvested shares, June 29, 2014	425,518	$18.67	847,760	$17.96	1,252,350	$4.64	364,501	$18.77
As of June 29, 2014, there was $7.9 million of total unrecognized compensation cost related to nonvested share-based compensation. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during fiscal 2014 and 2013 was $4.1 million and $5.8 million, respectively.
Under the plans, the Company has issued restricted stock to certain employees. During fiscal years 2014, 2013 and 2012, the Company issued 146,320, 134,830 and 111,890 shares, respectively. The restricted stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. The aggregate market value on the date of issue was approximately $2.8 million, $2.5 million and $1.7 million in fiscal 2014, 2013 and 2012, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period.
Under the plans, the Company may also issue deferred stock to its directors in lieu of directors fees. The Company issued 35,433, 38,888 and 44,127 shares in fiscal 2014, 2013 and 2012, respectively, under this provision of the plans.
Under the plans, the Company may also issue deferred stock to its officers and key employees. The Company issued 29,120, 43,499 and 38,250 shares in fiscal 2014, 2013 and 2012, respectively, under this provision. The aggregate market value on the date of grant was approximately $0.6 million, $0.8 million and $0.6 million, respectively. Expense is recognized ratably over the five-year vesting period.
Under the plans, the Company issued performance shares to its officers and key employees. The Company issued 128,371, 121,230, and 127,940 performance shares under this provision in fiscal 2014, 2013, and 2012, respectively. A maximum of two shares of Briggs & Stratton common stock per performance share may be awarded to recipients if certain performance targets are met at the end of the vesting period. The aggregate market value on the date of issue was approximately $2.5 million, $2.4 million, and $2.2 million using the Monte Carlo simulation methodology of valuation in fiscal 2014, 2013, and 2012, respectively. Expense is recognized ratably over the three-year vesting period. The Monte-Carlo valuation model simulates a range of possible future stock prices for the Company and the components of a peer group to estimate the probability that a vesting condition will be achieved. In determining valuation assumptions for the Monte Carlo model, we consider historic and observable market data. Assumptions used in the Monte Carlo valuation model include the following:

Performance Shares Granted During	2014	2013	2012
Assumptions:
Risk-free Interest Rate	0.7%	0.4%	0.3%
Expected Volatility	32.1%	35.5%	46.0%
Expected Dividend Yield (Dividends are Assumed Reinvested)	—%	—%	—%
Expected Term (in Years)	2.86	2.87	2.87

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2014	2013	2012
Stock Options:
Pretax compensation expense	$2,065	$1,964	$1,760
Tax benefit	(791)	(766)	(686)
Stock option expense, net of tax	$1,274	$1,198	$1,074
Restricted Stock:
Pretax compensation expense	$2,563	$2,375	$2,102
Tax benefit	(982)	(926)	(820)
Restricted stock expense, net of tax	$1,581	$1,449	$1,282
Deferred Stock:
Pretax compensation expense	$685	$475	$534
Tax benefit	(252)	(185)	(208)
Deferred stock expense, net of tax	$433	$290	$326
Performance Shares:
Pretax compensation expense	$1,861	$1,700	$1,159
Tax benefit	(713)	(664)	(452)
Performance Share expense, net of tax	$1,148	$1,036	$707
Total Stock-Based Compensation:
Pretax compensation expense	$7,174	$6,514	$5,555
Tax benefit	(2,738)	(2,541)	(2,166)
Total stock-based compensation, net of tax	$4,436	$3,973	$3,389
(15) Shareholder Rights Agreement:
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

(16) Derivative Instruments & Hedging Activities:
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
The Company periodically enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Euros, Australian Dollars, Mexican Pesos, Canadian Dollars or Japanese Yen. These contracts generally do not have a maturity of more than twenty-four months.
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
The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of June 29, 2014 and June 30, 2013, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		June 29, 2014	June 30, 2013
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	19,904	6,392
Canadian Dollar	Sell	3,100	—
Euro	Sell	49,300	31,000
Japanese Yen	Buy	530,000	905,000
Mexican Peso	Sell	3,000	3,345
Commodity:
Aluminum (Metric Tons)	Buy	—	18
Natural Gas (Therms)	Buy	5,686	5,423
The location and fair value of derivative instruments reported in the Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	June 29, 2014	June 30, 2013
Interest rate contracts:
Other Long-Term Assets, Net	$43	$257
Other Long-Term Liabilities	(1,209)	(1,020)
Foreign currency contracts:
Other Current Assets	337	1,752
Other Long-Term Assets, Net	12	—
Accrued Liabilities	(665)	(1,138)
Other Long-Term Liabilities	(9)	—
Commodity contracts:
Other Current Assets	39	—
Accrued Liabilities	(35)	(3,250)
Other Long-Term Liabilities	(14)	(5)
	$(1,501)	$(3,404)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Twelve months ended June 29, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(254)	Net Sales	$(1,209)	$—
Foreign currency contracts – sell	(717)	Net Sales	(1,024)	—
Foreign currency contracts – buy	182	Cost of Goods Sold	(1,109)	—
Commodity contracts	3,378	Cost of Goods Sold	(5,630)	—
	$2,589		$(8,972)	$—

	Twelve months ended June 30, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$962	Net Sales	$—	$—
Foreign currency contracts – sell	102	Net Sales	(55)	—
Foreign currency contracts – buy	(177)	Cost of Goods Sold	(1,968)	—
Commodity contracts	3,094	Cost of Goods Sold	(9,644)
	$3,981		$(11,667)	$—

	Twelve months ended July 1, 2012
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1,428)	Net Sales	$—	$—
Foreign currency contracts – sell	1,553	Net Sales	4,031	—
Foreign currency contracts – buy	11	Cost of Goods Sold	132	—
Commodity contracts	(5,547)	Cost of Goods Sold	(7,292)	6
	$(5,411)		$(3,129)	$6
During the next twelve months, the amount of the June 29, 2014 Accumulated Other Comprehensive Income (Loss) balance that is expected to be reclassified into earnings is $0.4 million.

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

The Company had the following forward currency contracts outstanding at the end of fiscal 2014:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	19,904	18,115	18,586	471	U.S.	June 2015
Canadian Dollar	Sell	3,100	2,859	2,899	40	U.S.	April 2015
Euro	Sell	49,300	67,529	67,379	(149)	U.S.	December 2015
Japanese Yen	Buy	530,000	5,192	5,229	(37)	U.S.	January 2015
Mexican Peso	Sell	3,000	231	231	—	U.S.	July 2014
The Company had the following forward currency contracts outstanding at the end of fiscal 2013:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	6,392	6,489	5,798	(691)	U.S.	March 2014
Euro	Sell	31,000	41,037	40,377	(660)	U.S.	June 2014
Japanese Yen	Buy	905,000	9,885	9,137	747	U.S.	June 2014
Mexican Peso	Sell	3,345	265	255	(10)	U.S.	December 2013
The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2014, 2013, or 2012.

(17) Employee Benefit Costs:
Retirement Plan and Other Postretirement Benefits
The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2014	2013	2014	2013
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	4.40%	5.00%	3.95%	4.40%
Expected Rate of Future Compensation Level Increases	3.0-4.0%	3.0-4.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	8.00%	8.25%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$1,115,855	$1,236,747	$111,506	$136,854
Service Cost	7,645	13,222	333	358
Interest Cost	53,743	50,154	4,566	4,754
Plan Curtailments	—	(52,236)	—	—
Plan Participant Contributions	—	—	1,513	1,347
Actuarial (Gain) Loss	71,288	(56,239)	(5,447)	(13,309)
Benefits Paid	(75,384)	(75,793)	(16,014)	(18,498)
Projected Benefit Obligation at End of Year	$1,173,147	$1,115,855	$96,457	$111,506
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$962,633	$937,745	$—	$—
Actual Return on Plan Assets	153,306	68,296	—	—
Plan Participant Contributions	—	—	1,512	1,347
Employer Contributions	2,911	32,385	14,502	17,151
Benefits Paid	(75,384)	(75,793)	(16,014)	(18,498)
Fair Value of Plan Assets at End of Year	$1,043,466	$962,633	$—	$—
Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(129,681)	$(153,222)	$(96,457)	$(111,506)
Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(126,529)	$(150,131)	$—	$—
Accrued Wages and Salaries	(3,152)	(3,091)	—	—
Accrued Postretirement Health Care Obligation	—	—	(59,290)	(72,695)
Accrued Liabilities	—	—	(13,624)	(16,113)
Accrued Employee Benefits	—	—	(23,543)	(22,698)
Net Amount Recognized at End of Year	$(129,681)	$(153,222)	$(96,457)	$(111,506)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Transition Assets (Obligation)	$—	$—	$—	$—
Net Actuarial Loss	(190,756)	(211,444)	(21,962)	(28,668)
Prior Service Credit (Cost)	(550)	(660)	6,243	8,008
Net Amount Recognized at End of Year	$(191,306)	$(212,104)	$(15,719)	$(20,660)
The accumulated benefit obligation for all defined benefit pension plans was $1,173 million and $1,115 million at June 29, 2014 and June 30, 2013, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$7,645	$13,222	$13,764	$333	$358	$407
Interest Cost on Projected Benefit Obligation	53,743	50,154	56,762	4,565	4,754	6,468
Expected Return on Plan Assets	(74,152)	(75,832)	(76,445)	—	—	—
Amortization of:
Transition Obligation	—	7	8	—	—	—
Prior Service Cost (Credit)	180	366	2,856	(2,895)	(3,589)	(3,800)
Actuarial Loss	25,105	34,821	20,230	5,527	7,624	8,942
Net Curtailment Loss	—	1,914	375	—	—	359
Net Periodic Expense	$12,521	$24,652	$17,550	$7,530	$9,147	$12,376
Significant assumptions used in determining net periodic expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount Rate	5.00%	4.45%	5.35%	4.40%	3.75%	4.45%
Expected Return on Plan Assets	8.25%	8.50%	8.50%	n/a	n/a	n/a
Compensation Increase Rate	3.0-4.0%	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a
The amounts in Accumulated Other Comprehensive Income (Loss) that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Prior Service Cost (Credit)	$180	$(2,758)
Net Actuarial Loss	13,190	4,255
The “Other Postretirement Benefit” plans are unfunded.
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700) contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery has been concluded. Briefing on the Company’s and the retirees’ summary judgment motions will occur soon. If the court denies the motions, a jury trial will be scheduled.
For measurement purposes an 7.8% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2014 decreasing gradually to 4.5% for the fiscal year 2028. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $1.9 million and would increase the service and interest cost by $0.1 million for fiscal 2014. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $2.1 million and decrease the service and interest cost by $0.1 million for the fiscal year 2014.

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
As discussed in Note 18, the Company reduced its salaried headcount by approximately 10% in fiscal 2012. The termination of the employees associated with this restructuring action, and the related impact on unrecognized prior service costs, unrecognized losses and the projected benefit obligation resulted in a net curtailment loss of $0.7 million in fiscal 2012.
In fiscal 2012, as a result of the non-discrimination testing results of the qualified pension plan, approximately 90 employees were moved to the non-qualified pension plan. Benefits accrued prior to July 1, 2012 were unaffected; only benefits accruing for those affected employees after July 1, 2012 are being covered by the non-qualified plan.
Plan Assets
A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The Company’s pension plan’s current target and asset allocations at June 29, 2014 and June 30, 2013, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2014	2013
Domestic Equities	17%-25%	20%	22%
International Equities	5%-15%	10%	10%
Alternative & Absolute Return	10%-20%	16%	26%
Fixed Income	45%-55%	52%	39%
Cash Equivalents	1%	2%	3%
		100%	100%
The plan’s investment strategy is based on an expectation that, over time, equity securities will provide higher total returns than debt securities, but with greater risk. The plan primarily minimizes the risk of large losses through diversification of investments by asset class, by investing in different types of styles within the classes and by using a number of different managers. The Committee monitors the asset allocation and investment performance monthly, with a more comprehensive quarterly review with its consultant. During fiscal 2014, the Committee revised the target asset allocation to shift to more fixed income and less alternative investments as a percentage of total plan assets. This revision to the target asset allocation was made to better match future cash flows from plan assets with the future cash flows of the projected benefit obligation.
The plan’s expected return on assets is based on management’s and the Committee’s expectations of long-term average rates of return to be achieved by the plan’s investments. These expectations are based on the plan’s historical returns and expected returns for the asset classes in which the plan is invested.
The Company has adopted the fair value provisions for the plan assets of its pension plans. The Company categorizes plan assets within a three level fair value hierarchy, as described in Note 6.

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
The fair value of the major categories of the pension plans’ investments are presented below (in thousands):

		June 29, 2014
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$21,534	$21,534	$—	$—
Fixed Income Securities:		542,381	—	542,381	—
Equity Securities:
U.S. common stocks		204,578	204,578	—	—
International mutual funds		106,990	106,990	—	—
Other Investments:
Venture capital funds	(A)	82,776	—	—	82,776
Debt funds	(B)	19,907	—	—	19,907
Real estate funds	(C)	10,445	—	—	10,445
Private equity funds	(D)	54,855	—	—	54,855
Fair Value of Plan Assets at End of Year		$1,043,466	$333,102	$542,381	$167,983

		June 30, 2013
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$26,714	$26,714	$—	$—
Fixed Income Securities:		369,744	—	369,744	—
Equity Securities:
U.S. common stocks		211,767	211,767	—	—
International mutual funds		100,392	100,392	—	—
Other Investments:
Venture capital funds	(A)	153,645	—	—	153,645
Debt funds	(B)	27,299	—	—	27,299
Real estate funds	(C)	11,506	—	—	11,506
Private equity funds	(D)	61,566	—	—	61,566
Fair Value of Plan Assets at End of Year		$962,633	$338,873	$369,744	$254,016

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

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

The following tables present the changes in Level 3 investments for the pension plan (in thousands).
Changes to Level 3 investments for the year ended June 29, 2014:

Category	June 30, 2013 Fair Value	Purchases, Sales, Issuances, and Settlements	Realized and Unrealized Gain (Loss)	June 29, 2014 Fair Value (a)
Venture capital funds	$153,645	$(98,738)	$27,869	$82,776
Debt funds	27,299	(6,109)	(1,283)	19,907
Real estate funds	11,506	(1,179)	118	10,445
Private equity funds	61,566	(8,821)	2,110	54,855
	$254,016	$(114,847)	$28,814	$167,983
Changes to Level 3 investments for the year ended June 30, 2013:

Category	June 30, 2012 Fair Value	Purchases, Sales, Issuances, and Settlements	Realized and Unrealized Gain (Loss)	June 30, 2013 Fair Value (a)
Venture capital funds	$152,093	$(16,360)	$17,912	$153,645
Debt funds	36,211	(7,258)	(1,654)	27,299
Real estate funds	13,888	(3,272)	890	11,506
Private equity funds	71,185	(10,094)	475	61,566
Global balanced funds	23,178	(20,000)	(3,178)	—
	$296,555	$(56,984)	$14,445	$254,016
(a) There were no transfers in or out of Level 3 during the years ended June 29, 2014 or June 30, 2013.
Contributions
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. During fiscal 2014, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2015. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.

Estimated Future Benefit Payments
Projected benefit payments from the plans as of June 29, 2014 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life
2015	$75,150	$3,152	$12,280	$1,418
2016	75,183	3,195	11,408	1,443
2017	75,352	3,234	9,468	1,465
2018	75,333	3,259	8,811	1,484
2019	75,550	3,410	7,137	1,500
2020-2024	370,510	17,749	21,822	7,601
Defined Contribution Plans
Employees of the Company may participate in a defined contribution savings plan that allows participants to contribute a portion of their earnings in accordance with plan specifications. Prior to January 1, 2014, a maximum of 1.5% to 3.5% of each participant’s salary, depending upon the participant’s group, was matched by the Company. Additionally, certain employees may have received Company nonelective contributions equal to 2.0% of the employee’s salary.
Simultaneously with the aforementioned amendments to freeze the Company's defined benefit retirement plans for U.S., non-bargaining employees, effective January 1, 2014, amendments were also made to increase benefits under the defined contribution plans effective January 1, 2014. These amendments increased the Company's maximum matching contribution from 3.5% to 4.0% of pay and offer all domestic non-bargaining employees a Company non-elective contribution of 3.0% of the employee's pay.
The Company contributions totaled $10.8 million in 2014, $7.9 million in 2013 and $8.3 million in 2012.
Postemployment Benefits
The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts were discounted using a 3.95% interest rate for fiscal 2014 and 4.40% interest rate for fiscal 2013. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.
(18) Restructuring Actions:

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

In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment froze accruals for all non-bargaining employees effective January 1, 2014. The Company recorded a pre-tax curtailment charge of $1.9 million in fiscal 2013 related to the defined benefit plan change.

In the first quarter of fiscal 2013, the Company completed the sale of its dormant manufacturing facility in Jefferson, Wisconsin and a land parcel adjacent to its Ostrava, Czech Republic plant. In the fourth quarter of fiscal 2013, the Company completed the sale of the Ostrava, Czech Republic facility.

Subsequent to fiscal 2014, the Company announced several new actions to be taken to execute the Company's strategy. Beginning in the 2016 lawn & garden season, the Company will narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products manufacturing facilities in order to further reduce costs. The Company will continue to focus on premium residential products to customers through its Snapper and Simplicity brands and commercial products through its Snapper Pro and Ferris brands. The Company will close its McDonough, Georgia location and consolidate production into existing facilities in Wisconsin and New York. Production of pressure washers, snow throwers and lawn tractors will move to its Wauwatosa, Wisconsin manufacturing facility, and production of zero-turn lawnmowers will be moved to its Munnsville, New York facility. Production is estimated to be completed in McDonough and transitioned to the other facilities during the first quarter of calendar 2015. These changes will affect approximately 475 employees during fiscal 2015. The Company's dealer product offerings under the Snapper Pro, Simplicity and Ferris brands as well as sales of Snapper and Murray branded lawn and garden products at Walmart are unaffected by these actions.

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

The Company recorded pre-tax charges of $6.5 million ($5.2 million after tax or $0.03 per diluted share) and $22.2 million ($15.5 million after tax or $0.33 per diluted share) during fiscal 2014 and 2013, respectively, related to the restructuring actions. The Engines segment recorded $3.5 million and $12.4 million of pre-tax restructuring charges during fiscal 2014 and 2013, respectively. The Products segment recorded $3.0 million and $9.8 million of pre-tax restructuring charges during fiscal 2014 and 2013, respectively.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines segment restructuring activities for fiscal 2014 (in thousands):

Engines Segment	Termination Benefits	Other Costs	Total
Reserve Balance at June 30, 2013	$99	$2,575	$2,674
Provisions	348	3,176	3,524
Cash Expenditures	(447)	(3,525)	(3,972)
Other Adjustments (1)	—	(2,226)	(2,226)
Reserve Balance at June 29, 2014	$—	$—	$—
(1) Other adjustments includes $0.5 million of accelerated depreciation and $1.7 million of asset impairments.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products Segment restructuring activities for fiscal 2014 (in thousands):

Products Segment	Termination Benefits	Other Costs	Total
Reserve Balance at June 30, 2013	$94	$45	$139
Provisions	256	2,759	3,015
Cash Expenditures	(350)	(649)	(999)
Other Adjustments (2)	—	(2,050)	(2,050)
Reserve Balance at June 29, 2014	$—	$105	$105
(2) Other adjustments includes $1.3 million of asset impairments and $0.7 million of other costs including transition costs and foreign currency translation.
(19) Equity:
Share Repurchases
In August 2011, the Board of Directors of the Company authorized up to $50 million in funds for use in a common share repurchase program with an expiration of June 30, 2013. In August 2012, the Board of Directors authorized an additional $50 million in funds associated with the common share repurchase program and an extension of the expiration date to June 30, 2014. On January 22, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. On August 13, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an expiration date of June 30, 2016. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. In fiscal 2014, the Company repurchased 2,100,499 shares on the open market at a total cost of $43.0 million, or $20.49 per share. There were 1,546,686 shares repurchased in fiscal 2013 at a total cost of $30.4 million, or $19.63 per share.
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
The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	June 29, 2014 Carrying Amount	Maximum Guarantee
6.875% Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$—	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET: As of June 29, 2014	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$138,926	$2,680	$53,062	$—	$194,668
Accounts Receivable, Net	86,099	100,062	34,429	—	220,590
Intercompany Accounts Receivable	15,987	3,492	32,826	(52,305)	—
Inventories, Net	165,159	146,749	64,195	—	376,103
Deferred Tax Asset	33,343	13,904	1,711	—	48,958
Prepaid Expenses and Other	17,436	3,508	9,072		30,016
Total Current Assets	$456,950	$270,395	$195,295	$(52,305)	$870,335
OTHER ASSETS:
Goodwill	$128,300	$—	$16,222	$—	$144,522
Investments	27,137	—	—	—	27,137
Investments in Subsidiaries	470,391	—	—	(470,391)	—
Intercompany Note Receivable	49,293	84,567	13,876	(147,736)	—
Debt Issuance Costs, Net	4,671	—	—	—	4,671
Other Intangible Assets, Net	—	55,909	24,408	—	80,317
Long-Term Deferred Tax Asset	32,507	—	677	(18,006)	15,178
Other Long-Term Assets, Net	7,120	2,088	1,331	—	10,539
Total Other Assets	$719,419	$142,564	$56,514	$(636,133)	$282,364
PLANT AND EQUIPMENT, NET	241,166	39,863	15,978	—	297,007
TOTAL ASSETS	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

CURRENT LIABILITIES:
Accounts Payable	105,532	45,171	18,568	—	169,271
Intercompany Accounts Payable	21,859	6,002	24,444	(52,305)	—
Accrued Liabilities	85,735	31,863	16,318	—	133,916
Total Current Liabilities	$213,126	$83,036	$59,330	$(52,305)	$303,187
OTHER LIABILITIES:
Accrued Pension Cost	125,481	421	627	—	126,529
Accrued Employee Benefits	24,491	—	—	—	24,491
Accrued Postretirement Health Care Obligation	44,928	14,362	—	—	59,290
Accrued Warranty	9,300	8,378	—	—	17,678
Intercompany Note Payable	85,343	—	62,393	(147,736)	—
Deferred Tax Liabilities		18,006	—	(18,006)	—
Other Long-Term Liabilities	17,432	2,659	1,006	—	21,097
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$531,975	$43,826	$64,026	$(165,742)	$474,085
TOTAL SHAREHOLDERS’ INVESTMENT:	672,434	325,960	144,431	(470,391)	672,434
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

CONSOLIDATING BALANCE SHEET: As of June 30, 2013	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$162,628	$1,275	$24,542	$—	$188,445
Accounts Receivable, Net	80,017	80,531	30,252	—	190,800
Intercompany Accounts Receivable	11,987	5,971	46,366	(64,324)	—
Inventories, Net	165,600	175,523	66,972	—	408,095
Deferred Tax Asset	32,543	13,923	1,068	—	47,534
Prepaid Expenses and Other	15,194	1,967	6,946	—	24,107
Total Current Assets	$467,969	$279,190	$176,146	$(64,324)	$858,981
OTHER ASSETS:
Goodwill	$128,300	$—	$19,052	$—	$147,352
Investments	19,764	—	—	—	19,764
Investments in Subsidiaries	520,604	—	—	(520,604)	—
Intercompany Note Receivable	45,747	81,844	14,486	(142,077)	—
Debt Issuance Costs, Net	4,710	—	—	—	4,710
Other Intangible Assets, Net	—	62,612	25,368	—	87,980
Long-Term Deferred Tax Asset	48,694	—	83	(21,233)	27,544
Other Long-Term Assets, Net	9,810	2,957	1,258	—	14,025
Total Other Assets	$777,629	$147,413	$60,247	$(683,914)	$301,375
PLANT AND EQUIPMENT, NET	224,002	45,475	17,718	—	287,195
TOTAL ASSETS	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

CURRENT LIABILITIES:
Accounts Payable	91,965	37,112	14,112	—	143,189
Intercompany Accounts Payable	38,078	5,197	21,049	(64,324)	—
Short-Term Debt	—	—	300	—	300
Accrued Liabilities	111,146	7,452	12,668	—	131,266
Total Current Liabilities	$241,189	$49,761	$48,129	$(64,324)	$274,755
OTHER LIABILITIES:
Accrued Pension Cost	149,614	472	45	—	150,131
Accrued Employee Benefits	23,458	—	—	—	23,458
Accrued Postretirement Health Care Obligation	57,298	15,397	—	—	72,695
Accrued Warranty	9,400	9,471	—	—	18,871
Intercompany Note Payable	85,095		56,982	(142,077)	—
Deferred Tax Liabilities	—	21,233	—	(21,233)	—
Other Long-Term Liabilities	10,608	3,070	1,025	—	14,703
Long-Term Debt	225,000		—	—	225,000
Total Other Liabilities	$560,473	$49,643	$58,052	$(163,310)	$504,858
TOTAL SHAREHOLDERS’ INVESTMENT:	667,938	372,674	147,930	(520,604)	667,938
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,469,600	$472,078	$254,111	$(748,238)	$1,447,551

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the Fiscal Year Ended June 29, 2014	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,156,394	$599,013	$304,160	$(200,507)	$1,859,060
Cost of Goods Sold	928,557	544,313	234,073	(200,507)	1,506,436
Restructuring Charges	3,830	228	1,783	—	5,841
Gross Profit	224,007	54,472	68,304	—	346,783
Engineering, Selling, General and Administrative Expenses	163,594	76,021	51,752	—	291,367
Restructuring Charges	77	67	554	—	698
Goodwill and Tradename Impairment	—	5,500	2,960	—	8,460
Equity in Loss from Subsidiaries	5,622	—	—	(5,622)	—
Income (Loss) from Operations	54,714	(27,116)	13,038	5,622	46,258
Interest Expense	(18,431)	(6)	(29)	—	(18,466)
Other Income, Net	8,251	152	939	—	9,342
Income (Loss) Before Provision for Income Taxes	44,534	(26,970)	13,948	5,622	37,134
Provision (Credit) for Income Taxes	16,187	(9,889)	2,489	—	8,787
Net Income (Loss)	$28,347	$(17,081)	$11,459	$5,622	$28,347
Comprehensive Income (Loss)	$58,018	$(16,836)	$12,832	$4,004	$58,018
For the Fiscal Year Ended June 30, 2013
Net Sales	$1,126,562	$695,137	$277,516	$(236,717)	$1,862,498
Cost of Goods Sold	916,859	626,266	208,189	(236,717)	1,514,597
Restructuring Charges	9,614	8,618	529	—	18,761
Gross Profit	200,089	60,253	68,798	—	329,140
Engineering, Selling, General and Administrative Expenses	161,465	71,434	43,289	—	276,188
Restructuring Charges	3,435	—	—	—	3,435
Goodwill Impairment	—	83,314	6,766	—	90,080
Equity in Loss from Subsidiaries	45,191	—	—	(45,191)	—
Income (Loss) from Operations	(10,002)	(94,495)	18,743	45,191	(40,563)
Interest Expense	(18,369)	(3)	(147)	—	(18,519)
Other Income, Net	6,225	286	430	—	6,941
Income (Loss) Before Provision for Income Taxes	(22,146)	(94,212)	19,026	45,191	(52,141)
Provision (Credit) for Income Taxes	11,511	(30,902)	907	—	(18,484)
Net Income (Loss)	$(33,657)	$(63,310)	$18,119	$45,191	$(33,657)
Comprehensive Income (Loss)	$64,119	$(62,068)	$16,779	$45,289	$64,119
For the Fiscal Year Ended July 1, 2012
Net Sales	$1,235,805	$835,011	$321,216	$(325,499)	$2,066,533
Cost of Goods Sold	1,007,493	744,103	258,951	(325,499)	1,685,048
Restructuring Charges	4,235	28,790	11,735	—	44,760
Gross Profit	224,077	62,118	50,530	—	336,725
Engineering, Selling, General and Administrative Expenses	167,133	80,915	42,333	—	290,381
Restructuring Charges	4,001	1,106	—	—	5,107
Equity in Loss from Subsidiaries	5,881	—	—	(5,881)	—
Income (Loss) from Operations	47,062	(19,903)	8,197	5,881	41,237
Interest Expense	(18,347)	(33)	(162)	—	(18,542)
Other Income, Net	4,830	207	2,141	—	7,178
Income (Loss) Before Provision for Income Taxes	33,545	(19,729)	10,176	5,881	29,873
Provision (Credit) for Income Taxes	4,539	(8,897)	5,225	—	867
Net Income (Loss)	$29,006	$(10,832)	$4,951	$5,881	$29,006
Comprehensive Income (Loss)	$(50,200)	$(12,062)	$(2,529)	$14,591	$(50,200)

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 29, 2014	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by Operating Activities	$77,161	$6,816	$43,102	$—	$127,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(55,775)	(2,718)	(1,878)	—	(60,371)
Proceeds Received on Disposition of Plant and Equipment	170	33	425	—	628
Cash Investment in Subsidiary	13,307	—	(13,307)	—	—
Net Cash Used in Investing Activities	(42,298)	(2,685)	(14,760)	—	(59,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	2,726	(2,726)	(300)	—	(300)
Debt Issuance Costs	(949)	—	—	—	(949)
Cash Dividends Paid	(22,697)	—	—	—	(22,697)
Stock Option Exercise Proceeds and Tax Benefits	5,402	—	—	—	5,402
Treasury Stock Repurchases	(43,047)	—	—	—	(43,047)
Net Cash Provided by (Used in) Financing Activities	(58,565)	(2,726)	(300)	—	(61,591)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	478	—	478
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,702)	1,405	28,520	—	6,223
Cash and Cash Equivalents, Beginning of Year	162,628	1,275	24,542	—	188,445
Cash and Cash Equivalents, End of Year	$138,926	$2,680	$53,062	$—	$194,668

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 30, 2013	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by Operating Activities	$69,746	$40,812	$50,255	$—	$160,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(36,306)	(6,120)	(2,452)	—	(44,878)
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(59,627)	—	(59,627)
Proceeds Received on Disposition of Plant and Equipment	70	6,068	6,354	—	12,492
Cash Investment in Subsidiary	(15,194)	—	15,194	—	—
Net Cash Used in Investing Activities	(51,430)	(52)	(40,531)	—	(92,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	44,860	(44,860)	(2,700)	—	(2,700)
Cash Dividends Paid	(23,285)	—	—	—	(23,285)
Stock Option Exercise Proceeds and Tax Benefits	19,988	—	—	—	19,988
Treasury Stock Repurchases	(30,359)	—	—	—	(30,359)
Net Cash Provided by (Used in) Financing Activities	11,204	(44,860)	(2,700)	—	(36,356)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(74)	—	(74)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,520	(4,100)	6,950	—	32,370
Cash and Cash Equivalents, Beginning of Year	133,108	5,375	17,592	—	156,075
Cash and Cash Equivalents, End of Year	$162,628	$1,275	$24,542	$—	$188,445

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 1, 2012	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by (Used in)Operating Activities	$82,114	$2,879	$(19,032)	$—	$65,961
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(40,456)	(6,588)	(2,529)	—	(49,573)
Cash Paid for Acquisition, Net of Cash Received	—	—	(2,673)	—	(2,673)
Proceeds Received on Disposition of Plant and Equipment	141	1,278	38	—	1,457
Cash Investment in Subsidiary	2,141	—	(2,141)	—	—
Net Cash Used in Investing Activities	(38,174)	(5,310)	(7,305)	—	(50,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Loans, Notes Payable and Long-Term Debt	(6,434)	6,434	—	—	—
Debt Issuance Costs	(2,007)	—	—	—	(2,007)
Cash Dividends Paid	(22,011)	—	—	—	(22,011)
Stock Option Exercise Proceeds and Tax Benefits	235	—	—	—	235
Treasury Stock Repurchases	(39,287)	—	—	—	(39,287)
Net Cash Provided by (Used in) Financing Activities	(69,504)	6,434	—	—	(63,070)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(5,666)	—	(5,666)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,564)	4,003	(32,003)	—	(53,564)
Cash and Cash Equivalents, Beginning of Year	158,672	1,372	49,595	—	209,639
Cash and Cash Equivalents, End of Year	$133,108	$5,375	$17,592	$—	$156,075

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation and subsidiaries (the "Company") as of June 29, 2014 and June 30, 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ investment, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). We also have audited the Company’s internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of June 29, 2014 and June 30, 2013, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 26, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation:

In our opinion, the consolidated statements of operations, comprehensive income (loss), shareholders’ investment and cash flows for the year in the period ended July 1, 2012 present fairly, in all material respects, the results of operations and cash flows of Briggs & Stratton Corporation and its subsidiaries for the year in the period ended July 1, 2012, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year in the period ended July 1, 2012, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Milwaukee, Wisconsin
August 28, 2012

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2014
September (1)	$317,304	$43,831	$(19,349)
December (2)	416,592	77,366	702
March (3)	628,403	130,250	39,153
June (4)	496,761	95,336	7,841
Total	$1,859,060	$346,783	$28,347
Fiscal 2013
September (5)	$309,020	$43,870	$(16,527)
December (6)	439,066	76,913	(635)
March (7)	637,259	126,788	38,516
June (8)	477,153	81,569	(55,011)
Total	$1,862,498	$329,140	$(33,657)

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss) (7)	Dividends Declared	High	Low
Fiscal 2014
September (1)	$(0.41)	$0.12	$21.99	$18.61
December (2)	0.01	0.12	22.19	18.21
March (3)	0.82	0.12	23.02	20.03
June (4)	0.17	0.12	22.98	19.62
Total	$0.59	$0.48
Fiscal 2013
September (5)	$(0.35)	$0.12	$19.88	$16.20
December (6)	(0.02)	0.12	21.46	18.70
March (7)	0.78	0.12	25.52	20.34
June (8)	(1.17)	0.12	24.80	18.69
Total	$(0.73)	$0.48
The number of shareholders of record of Briggs & Stratton Corporation Common Stock on June 29, 2014 was 2,815.
(1) As disclosed in Note 18 of the Notes to the Consolidated Financial Statements, the first quarter of fiscal 2014 included restructuring charges of $3.6 million ($2.9 million after tax or $0.06 per diluted share)
(2) As disclosed in Note 18 of the Notes to the Consolidated Financial Statements, the second quarter of fiscal 2014 included restructuring charges of $2.3 million ($1.6 million after tax or $0.04 per diluted share)
(3) As disclosed in Note 18 of the Notes to the Consolidated Financial Statements, the third quarter of fiscal 2014 included restructuring income of $0.8 million ($0.5 million after tax or $0.01 per diluted share)
(4) As disclosed in Notes 7 and 18 of the Notes to the Consolidated Financial Statements, the fourth quarter of fiscal 2014 included restructuring charges of $1.4 million ($1.2 million after tax or $0.02 per diluted share) and goodwill and tradename impairment charges of $8.5 million ($5.5 million after tax or $0.12 per diluted share)
(5) As disclosed in Note 18 of the Notes to the Consolidated Financial Statements, the first quarter of fiscal 2013 included restructuring charges of $5.1 million ($3.3 million after tax or $0.07 per diluted share)
(6) As disclosed in Note 18 of the Notes to the Consolidated Financial Statements, the second quarter of fiscal 2013 included restructuring charges of $6.6 million ($4.3 million after tax or $0.09 per diluted share)
(7) As disclosed in Note 18 of the Notes to the Consolidated Financial Statements, the third quarter of fiscal 2013 included restructuring charges of $6.6 million ($5.4 million after tax or $0.11 per diluted share)
(8) As disclosed in Notes 7, 13, and 18 of the Notes to the Consolidated Financial Statements, the fourth quarter of fiscal 2013 included restructuring charges of $3.8 million ($2.5 million after tax or $0.05 per diluted share), $90.1 million ($62.0 million after tax or $1.30 per diluted share) related to goodwill and tradename impairment, and $1.9 million ($1.2 million after tax or $0.03 per diluted share) related to a litigation settlement

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of June 29, 2014, as stated in their report which is included herein.
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

(b)
Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, under the caption “Item 1: Election of Directors” and “General Information About Incumbent Directors”, and is incorporated herein by reference.

(c)
Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)
Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(e)
Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

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
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, concerning this item, under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, “Change in Control Payments”, and “Director Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, concerning this item, under the captions “Other Corporate Governance Matters – Director Independence”, “Other Corporate Governance Matters – Board Oversight of Risk” and “Other Corporate Governance Matters – Audit Committee” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2014 Annual Meeting of Shareholders, under the captions “Other Matters – Independent Auditors’ Fees” and “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data" in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, June 29, 2014 and June 30, 2013

For the Fiscal Years Ended June 29, 2014, June 30, 2013 and July 1, 2012:
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Shareholders’ Investment
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 29, 2014, JUNE 30, 2013 AND JULY 1, 2012

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2014	$6,501,000	1,321,000	(1,470,000)	$6,352,000
2013	$5,780,000	1,881,000	(1,160,000)	$6,501,000
2012	$4,971,000	3,608,000	(2,799,000)	$5,780,000
Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for Net Operating and Other Loss Carryforwards	Allowance Reversed for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2014	$12,725,000	2,516,000	—	$15,241,000
2013	$12,025,000	9,210,000	(8,510,000)	$12,725,000
2012	$7,259,000	5,430,000	(664,000)	$12,025,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ David J. Rodgers
David J. Rodgers
August 26, 2014		Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ Todd J. Teske	/s/ Patricia L. Kampling
Todd J. Teske	Patricia L. Kampling
Chairman, President and Chief Executive	Director
Officer and Director (Principal Executive Officer)

/s/ David J. Rodgers	/s/ Keith R. McLoughlin
David J. Rodgers	Keith R. McLoughlin
Senior Vice President and Chief Financial	Director
Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ William F. Achtmeyer	/s/ Frank M. Jaehnert
William F. Achtmeyer	Frank M. Jaehnert
Director	Director

/s/ Henrik C. Slipsager	/s/ Charles I. Story
Henrik C. Slipsager	Charles I. Story
Director	Director

/s/ James E. Humphrey	/s/ Brian C. Walker
James E. Humphrey	Brian C. Walker
Director	Director

*Each signature affixed as of
August 26, 2014

BRIGGS & STRATTON CORPORATION
(Commission File No. 1-1370)
EXHIBIT INDEX
2014 ANNUAL REPORT ON FORM 10-K

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

(Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated as of August 13, 2012 and incorporated by reference herein.)

4.1	Indenture, dated December 10, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.1(a)*	Amendment to the Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference.)

10.2*	Amended and Restated Economic Value Added Incentive Compensation Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-K for the fiscal year ended June 30, 2013 and incorporated by reference herein.)

10.2(a)*	Annual Incentive Plan
(Filed herewith.)

10.3*	Amended and Restated Form of Change of Control Employment Agreement.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated herein by reference.)

No.	Document Description
10.3(a)*	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.5*	1999 Amended and Restated Stock Incentive Plan.
(Filed as Exhibit A to the Company’s 1999 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5(a)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 30, 2003 and incorporated by reference herein.)

10.5(b)*	Amendment to Stock Incentive Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.5(c)*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan.
(Filed as Exhibit 10.5 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6*	Amended and Restated Briggs & Stratton Premium Option and Stock Award Program, effective beginning with plan year 2010.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(a)*	Amended Form of Stock Option Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for year ended June 28, 2009 and incorporated herein by reference.)

10.6(b)*	Amended Form of Restricted Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(c)*	Amended Form of Deferred Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.7(a)*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 8, 2008, and incorporated by reference herein.)

10.7(b)*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

No.	Document Description
10.8*	Amended and Restated Supplemental Employee Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.9*	Briggs & Stratton Corporation Incentive Compensation Plan Performance Share Award Agreement.
(Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.10*	Form of Director’s Stock Option Agreement under the Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 (a) to the Company’s Report on Form 10-Q for quarter ended April 2, 2006 and incorporated by reference herein.)

10.11*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.12*	Amended and Restated Director’s Premium Option and Stock Grant Program.
(Filed as Exhibit 10.12 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2005 and incorporated by reference herein.)

10.13*	Summary of Director Compensation.
(Filed as Exhibit 10.13 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2013 and incorporated by reference herein.)

10.14*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14 (a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.14(b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.15*	Amended & Restated Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2013 and incorporated by reference herein.)

10.16*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.17*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.18*	Amendment to the Briggs & Stratton Product Program.
(Filed as Exhibit 10.17 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.19	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference.)

No.	Document Description
10.20	Asset Purchase Agreement, dated January 25, 2005, by and among Briggs & Stratton Power Products Group, LLC, Briggs & Stratton Canada Inc., Murray, Inc. and Murray Canada Co.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated January 25, 2005 and incorporated by reference herein.)

10.21	Transition Supply Agreement, dated February 11, 2005, between Briggs & Stratton Power Products Group, LLC and Murray, Inc.
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

(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated October 13, 2011 and incorporated by reference herein.)

10.22(a)	First Amendment to the Multicurrency Credit Agreement.
(Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.)

10.22(b)	Second Amendment to the Multicurrency Credit Agreement.
(Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 21, 2013 and incorporated by reference herein.)

10.23	Class B Preferred Share Redemption Agreement.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended December 30, 2007 and incorporated by reference herein.)

10.24	Victa Agreement.
(Filed as Exhibit 10.25 to the Company’s Report on Form 10-K for fiscal year ended June 29, 2008 and incorporated by reference herein.)

10.25*	Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman.
(Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 6, 2013 and incorporated by reference herein.)

12	Computation of Ratio of Earnings (Losses) to Fixed Charges.
(Filed herewith.)

16.1	Letter of PricewaterhouseCoopers LLP, dated December 21, 2012.
(Filed as Exhibit 16.1 to the Company's Current Report on Form 8-K dated December 21, 2012 and incorporated herein by reference.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of Deloitte & Touche LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

23.2	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

No.	Document Description
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2014, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 29, 2014 and June 30, 2013; (ii) Consolidated Statements of Operations for the Fiscal Years Ended June 29, 2014, June 30, 2013, and July 1, 2012; (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the Fiscal Years Ended June 29, 2014, June 30, 2013, and July 1, 2012; (iv) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended June 29, 2014, June 30, 2013, and July 1, 2012; (v) Consolidated Statements of Cash Flows for the Fiscal Years Ended June 29, 2014, June 30, 2013, and July 1, 2012; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II—Valuation and Qualifying Accounts.

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

Directors

JAMES E. HUMPHREY (2)(5)	Retired Chairman of Andersen Corporation, a window and door manufacturer

FRANK M. JAEHNERT (1)(4)	Retired President and Chief Executive Officer of Brady Corporation, a leader in identification solutions

PATRICIA L. KAMPLING (1)(3)(4)	Chairman, President and Chief Executive Officer of Alliant Energy Corporation, a regulated investor-owned public utility holding company

KEITH R. McLOUGHLIN (3)(5)	President and Chief Executive Officer of AB Electrolux, a manufacturer of major home appliances

HENRIK C. SLIPSAGER (1)(5)	President and Chief Executive Officer of ABM Industries, Inc., a provider of integrated facility solutions

CHARLES I. STORY (2)(3)(4)	President of ECS Group, Inc., an executive development company

TODD J. TESKE (3)	Chairman, President and Chief Executive Officer of Briggs & Stratton Corporation

BRIAN C. WALKER (2)(3)(4)	President and Chief Executive Officer, Herman Miller, Inc., a global provider of office furniture and services
Committees: (1) Audit, (2) Compensation, (3) Executive, (4) Finance, (5) Nominating and Governance.

Elected Officers

TODD J. TESKE	Chairman, President & Chief Executive Officer

HAROLD L. REDMAN	Senior Vice President & President – Turf & Consumer Products

WILLIAM H. REITMAN	Senior Vice President & Managing Director – Europe and Global Service

DAVID J. RODGERS	Senior Vice President & Chief Financial Officer

EDWARD J. WAJDA	Senior Vice President & President – Standby/Job Site Products & International

JOSEPH C. WRIGHT	Senior Vice President & President – Engines Group

RANDALL R. CARPENTER	Vice President – Marketing

DAVID G. DEBAETS	Vice President – North America Operations (Engines Group)

ANDREA L. GOLVACH	Vice President & Treasurer

ROBERT F. HEATH	Vice President, General Counsel & Secretary

MARK A. SCHWERTFEGER	Vice President – Controller

Appointed Vice Presidents & Subsidiary/Group Officers

Corporate

SHAUNNA BALADY	Vice President – Corporate Development

EDWARD D. BEDNAR	Vice President – Business Integration

BRENT W. HOAG	Vice President – Chief Information Officer

MARVIN B. KLOWAK	Global Vice President – Research & Development

JEFFREY G. MAHLOCH	Vice President – Human Resources

MICHAEL M. MILLER	Vice President – Business Development

LAURA A. TIMM	Vice President – Corporate Communications and Public Affairs

JEFFREY M. ZEILER	Vice President – Global Product Innovation

International

PHILIP J. CAPPITELLI	Vice President & Managing Director - Latin America

PETER HOTZ	Vice President – Global Technical Services

ROB SPLETTER	Managing Director – South East Asia

THOMAS H. RUGG	Managing Director – Australasia

GEORGE ZHANG	Managing Director - China

Engines Group

RANDALL E. BALLARD	Vice President – North American Engine Sales

JEFFREY W. COAD	Vice President – Engine Products

JOHN R. GUY III	Vice President & General Manager – Distribution

RICHARD R. ZECKMEISTER	Vice President – Consumer Marketing & Planning

Products Group

BEN DUKE	Vice President – Marketing – Products

GREG INWOOD	Vice President – Standby Products

DONALD W. KLENK	Vice President – Operations – Products Group

ERIK P. MEMMO	Vice President – North American Dealer Sales

ROBERT D. PJEVACH	Vice President – Consumer Products

WILLIAM L. SHEA	Vice President – Commercial Sales & Marketing

PHILIP H. WENZEL	Vice President – Commercial Products

THOMAS E. WISER	Vice President – Standby Power Sales

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
Briggs & Stratton has an ongoing commitment to provide investors with real time access to financial disclosures, the latest corporate and financial news, and other shareholder information. Visit Briggs & Stratton’s home page on the internet at www.basco.com. Information includes: corporate press releases, web casts of conference calls, dividend information, stock prices, filings with the Securities and Exchange Commission, including Form 10-K Reports, Form 10-Q Reports, Proxy Statements, Section 16 filings, code of ethics for principal executive, financial and accounting officers and additional financial information.
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
General Information

EXCHANGE LISTING Briggs & Stratton Corporation common stock is listed on the New York Stock Exchange (symbol:BGG).	FISCAL 2014 AUDITORS Deloitte & Touche LLP 555 E. Wells St. Suite 1400 Milwaukee, Wisconsin 53202

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSER Wells Fargo Shareowner Services 1110 Centre Pointe Curve, Suite 101 Mendota Heights, MN 55120	CORPORATE OFFICES 12301 West Wirth Street Wauwatosa, Wisconsin 53222 Telephone 414-259-5333

Inquiries concerning transfer requirements, lost certificates, dividend payments, change of address and account status should be directed to Wells Fargo Shareowner Services, at 1-800-468-9716.	MAILING ADDRESS Briggs & Stratton Corporation Post Office Box 702 Milwaukee, Wisconsin 53201