Form 10-Q
period 2014-09-28
BRIGGS & STRATTON CORP
filed 2014-11-05
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
COMMON STOCK, par value $0.01 per share	45,365,465 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 28, 2014	June 29, 2014
CURRENT ASSETS:
Cash and Cash Equivalents	$61,898	$194,668
Accounts Receivable, Net	166,313	220,590
Inventories -
Finished Products and Parts	370,028	268,116
Work in Process	127,076	102,431
Raw Materials	9,784	5,556
Total Inventories	506,888	376,103
Deferred Income Tax Asset	47,904	48,958
Prepaid Expenses and Other Current Assets	39,799	30,016
Total Current Assets	822,802	870,335
OTHER ASSETS:
Goodwill	160,976	144,522
Investments	27,056	27,137
Debt Issuance Costs	4,428	4,671
Other Intangible Assets, Net	101,594	80,317
Long-Term Deferred Income Tax Asset	291	15,178
Other Long-Term Assets, Net	11,458	10,539
Total Other Assets	305,803	282,364
PLANT AND EQUIPMENT:
Cost	1,040,081	1,035,848
Less - Accumulated Depreciation	743,160	738,841
Total Plant and Equipment, Net	296,921	297,007
TOTAL ASSETS	$1,425,526	$1,449,706

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 28, 2014	June 29, 2014
CURRENT LIABILITIES:
Accounts Payable	$187,214	$169,271
Accrued Liabilities	140,888	133,916
Total Current Liabilities	328,102	303,187
OTHER LIABILITIES:
Accrued Pension Cost	120,569	126,529
Accrued Employee Benefits	24,538	24,491
Accrued Postretirement Health Care Obligation	56,122	59,290
Deferred Income Tax Liability	3,906	—
Other Long-Term Liabilities	35,256	38,775
Long-Term Debt	225,000	225,000
Total Other Liabilities	465,391	474,085
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	73,100	78,466
Retained Earnings	1,027,469	1,048,466
Accumulated Other Comprehensive Loss	(199,142)	(195,257)
Treasury Stock at cost, 12,111 and 11,536 shares, respectively	(269,973)	(259,820)
Total Shareholders’ Investment	632,033	672,434
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,425,526	$1,449,706

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013
NET SALES	$292,629	$317,304
COST OF GOODS SOLD	238,462	269,888
RESTRUCTURING CHARGES	6,846	3,585
Gross Profit	47,321	43,831
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	70,084	68,762
RESTRUCTURING CHARGES	955	—
Loss from Operations	(23,718)	(24,931)
INTEREST EXPENSE	(4,518)	(4,510)
OTHER INCOME, Net	2,373	2,093
Loss Before Income Taxes	(25,863)	(27,348)
CREDIT FOR INCOME TAXES	(10,584)	(7,999)
NET LOSS	$(15,279)	$(19,349)

EARNINGS (LOSS) PER SHARE
Basic	$(0.34)	$(0.41)
Diluted	(0.34)	(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	45,113	46,997
Diluted	45,113	46,997

DIVIDENDS PER SHARE	$0.125	$0.12

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013
Net Loss	$(15,279)	$(19,349)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(9,907)	253
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	3,667	(281)
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,355	4,350
Other Comprehensive Income (Loss)	(3,885)	4,322
Total Comprehensive Loss	$(19,164)	$(15,027)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 28, 2014	September 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,279)	$(19,349)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	12,939	13,874
Stock Compensation Expense	1,605	3,040
Loss on Disposition of Plant and Equipment	75	157
Provision (Credit) for Deferred Income Taxes	4,558	(1,418)
Equity in Earnings of Unconsolidated Affiliates	(1,887)	(1,529)
Dividends Received from Unconsolidated Affiliates	1,750	1,500
Non-Cash Restructuring Charges	5,165	1,726
Change in Operating Assets and Liabilities:
Accounts Receivable	70,347	20,110
Inventories	(117,735)	(61,310)
Other Current Assets	8,628	(9,983)
Accounts Payable, Accrued Liabilities and Income Taxes	(13,596)	4,515
Other, Net	(5,448)	(4,194)
Net Cash Used in Operating Activities	(48,878)	(52,861)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(7,390)	(11,650)
Proceeds Received on Disposition of Plant and Equipment	172	28
Cash Paid for Acquisition, Net of Cash Acquired	(62,056)	—
Net Cash Used in Investing Activities	(69,274)	(11,622)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Short-Term Debt	—	(300)
Net Borrowings on Revolver	—	—
Treasury Stock Purchases	(17,761)	(9,696)
Stock Option Exercise Proceeds and Tax Benefits	3,151	994
Net Cash Used in Financing Activities	(14,610)	(9,002)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8)	216
NET DECREASE IN CASH AND CASH EQUIVALENTS	(132,770)	(73,269)
CASH AND CASH EQUIVALENTS, Beginning	194,668	188,445
CASH AND CASH EQUIVALENTS, Ending	$61,898	$115,176

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended September 28, 2014
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$13,053	$(1,084)	$(207,226)	$(195,257)
Other Comprehensive Income (Loss) Before Reclassification	(9,907)	5,818	—	(4,089)
Income Tax Benefit (Expense)	—	(2,211)	—	(2,211)
Net Other Comprehensive Income (Loss) Before Reclassifications	(9,907)	3,607	—	(6,300)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(393)	—	(393)
Realized (Gains) Losses - Commodity Contracts (1)	—	179	—	179
Realized (Gains) Losses - Interest Rate Swaps (1)	—	311	—	311
Amortization of Prior Service Costs (Credits) (2)	—	—	(645)	(645)
Amortization of Actuarial Losses (2)	—	—	4,444	4,444
Total Reclassifications Before Tax	—	97	3,799	3,896
Income Tax Expense (Benefit)	—	(37)	(1,444)	(1,481)
Net Reclassifications	—	60	2,355	2,415
Other Comprehensive Income (Loss)	(9,907)	3,667	2,355	(3,885)
Ending Balance	$3,146	$2,583	$(204,871)	$(199,142)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended September 29, 2013
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$11,886	$(3,673)	$(233,141)	$(224,928)
Other Comprehensive Income (Loss) Before Reclassification	253	(2,710)	—	(2,457)
Income Tax Benefit (Expense)	—	1,038	—	1,038
Net Other Comprehensive Income (Loss) Before Reclassifications	253	(1,672)	—	(1,419)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	462	—	462
Realized (Gains) Losses - Commodity Contracts (1)	—	1,498	—	1,498
Realized (Gains) Losses - Interest Rate Swaps (1)	—	295	—	295
Amortization of Prior Service Costs (Credits) (2)	—	—	(679)	(679)
Amortization of Actuarial Losses (2)	—	—	7,729	7,729
Total Reclassifications Before Tax	—	2,255	7,050	9,305
Income Tax Expense (Benefit)	—	(864)	(2,700)	(3,564)
Net Reclassifications	—	1,391	4,350	5,741
Other Comprehensive Income (Loss)	253	(281)	4,350	4,322
Ending Balance	$12,139	$(3,954)	$(228,791)	$(220,606)
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

4. Acquisitions

On August 29, 2014, the Company acquired all of the outstanding shares of Allmand Bros., Inc. ("Allmand") of Holdrege, Nebraska for total cash consideration of $62.1 million, net of cash acquired. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Its products are used in a variety of industries, including construction, roadway, oil and gas, mining, and sporting and special events. Allmand's products are generally powered by diesel engines, and distributed through national and regional equipment rental companies, equipment dealers and distributors. Allmand currently sells its products and service parts in approximately 40 countries. During the first quarter of fiscal 2015, the Company recorded a preliminary purchase price allocation based on initial estimates of fair value. The preliminary purchase price allocation resulted in the recognition of $17.7 million of goodwill, which was allocated to the Products Segment, and $24.1 million of intangible assets, including $15.7 million of customer relationships, $8.1 million of tradenames, and $0.3 million of other intangible assets.

The results of operations of Allmand have been included in the Condensed Consolidated Statements of Operations since the date of acquisition, which was approximately one month of the first fiscal quarter. Pro forma financial information and allocation of the preliminary purchase price are not presented as the effects of the acquisition are not material to the Company's consolidated results of operations or financial position.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

5. Restructuring Actions
The restructuring actions announced in 2012 were concluded as planned during the fourth quarter of fiscal 2014.
During the first quarter of fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to reduce costs. The Company will close its McDonough, Georgia plant in the second half of fiscal 2015 and consolidate production into existing facilities in Wisconsin and New York.

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

The restructuring actions discussed above resulted in pre-tax charges of $7.8 million ($5.1 million after tax or $0.11 per diluted share) recorded within the Products Segment for the first quarter of fiscal 2015.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to Products Segment restructuring activities for the three month period ended September 28, 2014 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 29, 2014	$—	$105	$105
Provisions	2,391	5,410	7,801
Cash Expenditures	(224)	(351)	(575)
Other Adjustments (1)	—	(5,164)	(5,164)
Reserve Balance at September 28, 2014	$2,167	$—	$2,167
(1) Other adjustments includes $1.2 million of asset impairments and $4.0 million of accelerated depreciation.
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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended
	September 28, 2014	September 29, 2013
Net Loss	$(15,279)	$(19,349)
Less: Allocation to Participating Securities	(132)	(151)
Net Loss Available to Common Shareholders	$(15,411)	$(19,500)
Average Shares of Common Stock Outstanding	45,113	46,997
Diluted Average Shares Outstanding	45,113	46,997
Basic Earnings (Loss) Per Share	$(0.34)	$(0.41)
Diluted Earnings (Loss) Per Share	$(0.34)	$(0.41)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended
	September 28, 2014	September 29, 2013
Options to Purchase Shares of Common Stock (in thousands)	876	1,348
Weighted Average Exercise Price of Options Excluded	$20.31	$31.88

As a result of the Company incurring a net loss for the three months ended September 28, 2014 and September 29, 2013, potential incremental common shares of 928,601 and 975,316, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On January 22, 2014, the Board of Directors of the Company authorized up to $50 million in funds for use in the Company’s common share repurchase program. On August 13, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program. As of September 28, 2014, the total remaining authorization was approximately $69.5 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the three months ended September 28, 2014, the Company repurchased 905,164 shares on the open market at an average price of $19.62 per share, as compared to 482,926 shares purchased on the open market at an average price of $20.08 per share during the three months ended September 29, 2013.

7. Investments

This caption represents the Company’s investments in unconsolidated affiliated companies.

During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. During the first quarter of fiscal 2015, a second independent distributor joined the venture. As a result of the transaction, the Company recorded an additional investment of $2.8 million. The Company uses the equity method to account for this investment. Subsequent to the first quarter of fiscal 2015, the venture acquired a third independent distributor.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

8. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Components of Net Periodic Expense (Income):
Service Cost	$830	$1,938	$85	$89
Interest Cost on Projected Benefit Obligation	12,461	13,452	897	1,149
Expected Return on Plan Assets	(18,687)	(18,566)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(690)	(724)
Actuarial Loss	3,297	6,270	1,147	1,459
Net Periodic Expense (Income)	$(2,054)	$3,139	$1,439	$1,973

On January 1, 2014, an amendment to the Company's defined benefit retirement plans became effective that froze accruals for all U.S. non-bargaining employees. Also, on January 1, 2014, amendments became effective that increased benefits under the defined contribution plans.

The Company expects to make benefit payments of $3.2 million attributable to its non-qualified pension plans during fiscal 2015. During the first three months of fiscal 2015, the Company made payments of approximately $0.5 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $13.9 million for its other postretirement benefit plans during fiscal 2015. During the first three months of fiscal 2015, the Company made payments of $4.5 million for its other postretirement benefit plans.

During the first three months of fiscal 2015, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is required to make no minimum contributions to the qualified pension plan during the remainder of fiscal 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.
9. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.6 million for the three months ended September 28, 2014. For the three months ended September 29, 2013, stock based compensation expense was $3.0 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

The Company enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Australian Dollars, Brazilian Real, Canadian Dollars, Chinese Renminbi, Euros, Japanese Yen or Mexican Pesos. These contracts generally do not have a maturity of more than twenty-four months.

The Company uses raw materials that are subject to price volatility. The Company hedges a portion of its exposure to the variability of cash flows associated with commodities used in the manufacturing process by entering into forward purchase contracts or commodity swaps. Derivative contracts designated as cash flow hedges are used by the Company to reduce exposure to variability in cash flows associated with future purchases of natural gas. These contracts generally do not have a maturity of more than twenty-four months.

The Company has considered the counterparty credit risk related to all its interest rate, foreign currency and commodity derivative contracts and deems any risk of counterparty default to be minimal.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As of September 28, 2014 and June 29, 2014, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		September 28, 2014	June 29, 2014
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	19,582	19,904
Brazilian Real	Sell	31,621	—
Canadian Dollar	Sell	5,500	3,100
Chinese Renminbi	Buy	157,175	—
Euro	Sell	52,650	49,300
Japanese Yen	Buy	694,000	530,000
Mexican Peso	Sell	9,345	3,000
Commodity:
Natural Gas (Therms)	Buy	8,735	5,686

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	September 28, 2014	June 29, 2014
Interest rate contracts
Other Long-Term Assets	$185	$43
Other Long-Term Liabilities	(780)	(1,209)
Foreign currency contracts
Other Current Assets	6,224	337
Other Long-Term Assets	441	12
Accrued Liabilities	(374)	(665)
Other Long-Term Liabilities	—	(9)
Commodity contracts
Other Current Assets	3	39
Accrued Liabilities	(118)	(35)
Other Long-Term Liabilities	(24)	(14)
	$5,557	$(1,501)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Three months ended September 28, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$351	Net Sales	$(311)	$—
Foreign currency contracts - sell	3,445	Net Sales	464	—
Foreign currency contracts - buy	(157)	Cost of Goods Sold	(71)	—
Commodity contracts	28	Cost of Goods Sold	(179)	—
	$3,667		$(97)	$—

	Three months ended September 29, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(250)	Net Sales	$(295)	$—
Foreign currency contracts - sell	(948)	Net Sales	5	—
Foreign currency contracts - buy	39	Cost of Goods Sold	(467)	—
Commodity contracts	878	Cost of Goods Sold	(1,498)	—
	$(281)		$(2,255)	$—

During the next twelve months, the estimated net amount of income on cash flow hedges as of September 28, 2014 expected to be reclassified out of AOCI into earnings is $4.2 million.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 28, 2014 and June 29, 2014 (in thousands):

		Fair Value Measurements Using
	September 28, 2014	Level 1	Level 2	Level 3
Assets:
Derivatives	$6,853	$—	$6,853	$—
Liabilities:
Derivatives	$1,296	$—	$1,296	$—
	June 29, 2014	Level 1	Level 2	Level 3
Assets:
Derivatives	$431	$—	$431	$—
Liabilities:
Derivatives	$1,932	$—	$1,932	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 16) at September 28, 2014 and June 29, 2014 was $252.0 million and $251.4 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 16) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at September 28, 2014 and June 29, 2014 due to the short-term nature of these instruments.
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

	Three Months Ended
	September 28, 2014	September 29, 2013
Beginning Balance	$44,744	$45,037
Payments	(8,178)	(8,330)
Provision for Current Year Warranties	6,251	5,381
Changes in Estimates	(14)	42
Ending Balance	$42,803	$42,130

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

13. Income Taxes

The effective tax rate for the first quarter of fiscal 2015 was 40.9%, compared to 29.3% for the same respective period of fiscal 2014. The higher tax rate for the first quarter of fiscal 2015 was primarily driven by the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit for its 2009-2010 consolidated income tax returns.

For the three months ended September 28, 2014, the Company's unrecognized tax benefits decreased by $2.2 million, all of which impacted the current effective tax rate. This amount substantially consists of the aforementioned reversal of reserves.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. The Company is no longer subject to U.S. federal income tax examinations before fiscal 2012 and is currently under audit by various jurisdictions. With respect to the Company's major foreign jurisdictions, they are no longer subject to tax examinations before fiscal 2004.
14. Commitments and Contingencies
Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery has been concluded. Each party filed a summary judgment motion on September 22, 2014. Replies to the motions are due on November 26, 2014.
Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

15. Segment Information

The Company operates two reportable business segments that are managed separately based on fundamental differences in their operations. Beginning in fiscal 2015, the Company is using “segment income (loss)” as the primary measure to evaluate operating performance and allocate capital resources for the Engines and Products Segments. Previously, the Company used income (loss) from operations. Segment income (loss) is defined as income (loss) from operations plus equity in earnings of unconsolidated affiliates. The Company has recast prior year amounts for comparability. Summarized segment data is as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
NET SALES:
Engines	$153,116	$183,787
Products	166,128	153,037
Inter-Segment Eliminations	(26,615)	(19,520)
Total	$292,629	$317,304
GROSS PROFIT:
Engines	$27,800	$25,236
Products	19,384	17,825
Inter-Segment Eliminations	137	770
Total	$47,321	$43,831
SEGMENT INCOME (LOSS):
Engines	$(13,677)	$(16,557)
Products	(8,291)	(7,615)
Inter-Segment Eliminations	137	770
Total	$(21,831)	$(23,402)

Pre-tax restructuring charges and acquisition related charges included in gross profit were as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
PRE-TAX RESTRUCTURING CHARGES AND ACQUISITION RELATED CHARGES INCLUDED IN GROSS PROFIT:
Engines	$—	$1,765
Products	8,018	1,820
Total	$8,018	$3,585

Pre-tax restructuring charges and acquisition related charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended
	September 28, 2014	September 29, 2013
PRE-TAX RESTRUCTURING CHARGES AND ACQUISITION RELATED CHARGES INCLUDED IN SEGMENT INCOME (LOSS):
Engines	$—	$1,765
Products	9,151	1,820
Total	$9,151	$3,585

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

16. Debt

The following is a summary of the Company’s long-term indebtedness (in thousands):

	September 28, 2014	June 29, 2014
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	—	—
	$225,000	$225,000

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the amendment to the Revolver in the second quarter of fiscal 2014, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. As of September 28, 2014, there were no borrowings under the Revolver.

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

	September 28, 2014 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$—	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of September 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$5,286	$1,325	$55,287	$—	$61,898
Accounts Receivable, Net	39,949	65,113	61,251	—	166,313
Intercompany Accounts Receivable	23,193	7,916	40,156	(71,265)	—
Inventories, Net	263,039	162,690	81,159	—	506,888
Deferred Income Tax Asset	31,715	14,315	1,874	—	47,904
Prepaid Expenses and Other Current Assets	31,432	1,983	6,384	—	39,799
Total Current Assets	$394,614	$253,342	$246,111	$(71,265)	$822,802
OTHER ASSETS:
Goodwill	$128,300	$—	$32,676	$—	$160,976
Investments	27,056	—	—	—	27,056
Investments in Subsidiaries	515,452	—	—	(515,452)	—
Intercompany Note Receivable	50,984	95,772	17,258	(164,014)	—
Debt Issuance Costs	4,428	—	—	—	4,428
Other Intangible Assets, Net	—	55,609	45,985	—	101,594
Long-Term Deferred Income Tax Asset	27,417	—	291	(27,417)	291
Other Long-Term Assets, Net	7,867	2,134	1,457	—	11,458
Total Other Assets	$761,504	$153,515	$97,667	$(706,883)	$305,803
PLANT AND EQUIPMENT, NET	236,240	35,162	25,519	—	296,921
TOTAL ASSETS	$1,392,358	$442,019	$369,297	$(778,148)	$1,425,526

CURRENT LIABILITIES:
Accounts Payable	$103,196	$47,320	$36,698	$—	$187,214
Intercompany Accounts Payable	30,047	6,124	35,094	(71,265)	—
Accrued Liabilities	84,062	36,985	19,841	—	140,888
Total Current Liabilities	$217,305	$90,429	$91,633	$(71,265)	$328,102
OTHER LIABILITIES:
Accrued Pension Cost	$119,578	$408	$583	$—	$120,569
Accrued Employee Benefits	24,538	—	—	—	24,538
Accrued Postretirement Health Care Obligation	41,770	14,352	—	—	56,122
Intercompany Note Payable	105,355	—	58,659	(164,014)	—
Deferred Income Tax Liabilities	—	20,874	10,449	(27,417)	3,906
Other Long-Term Liabilities	26,779	7,532	945	—	35,256
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$543,020	$43,166	$70,636	$(191,431)	$465,391
TOTAL SHAREHOLDERS’ INVESTMENT:	632,033	308,424	207,028	(515,452)	632,033
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,392,358	$442,019	$369,297	$(778,148)	$1,425,526

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of June 29, 2014

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$138,926	$2,680	$53,062	$—	$194,668
Accounts Receivable, Net	86,099	100,062	34,429	—	220,590
Intercompany Accounts Receivable	15,987	3,492	32,826	(52,305)	—
Inventories, Net	165,159	146,749	64,195	—	376,103
Deferred Income Tax Asset	33,343	13,904	1,711	—	48,958
Prepaid Expenses and Other Current Assets	17,436	3,508	9,072	—	30,016
Total Current Assets	$456,950	$270,395	$195,295	$(52,305)	$870,335
OTHER ASSETS:
Goodwill	$128,300	$—	$16,222	$—	$144,522
Investments	27,137	—	—	—	27,137
Investments in Subsidiaries	470,391	—	—	(470,391)	—
Intercompany Note Receivable	49,293	84,567	13,876	(147,736)	—
Debt Issuance Costs	4,671	—	—	—	4,671
Other Intangible Assets, Net	—	55,909	24,408	—	80,317
Long-Term Deferred Income Tax Asset	32,507	—	677	(18,006)	15,178
Other Long-Term Assets, Net	7,120	2,088	1,331	—	10,539
Total Other Assets	$719,419	$142,564	$56,514	$(636,133)	$282,364
PLANT AND EQUIPMENT, NET	241,166	39,863	15,978	—	297,007
TOTAL ASSETS	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

CURRENT LIABILITIES:
Accounts Payable	$105,532	$45,171	$18,568	$—	$169,271
Intercompany Accounts Payable	21,859	6,002	24,444	(52,305)	—
Accrued Liabilities	85,735	31,863	16,318	—	133,916
Total Current Liabilities	$213,126	$83,036	$59,330	$(52,305)	$303,187
OTHER LIABILITIES:
Accrued Pension Cost	$125,481	$421	$627	$—	$126,529
Accrued Employee Benefits	24,491	—	—	—	24,491
Accrued Postretirement Health Care Obligation	44,928	14,362	—	—	59,290
Intercompany Note Payable	85,343	—	62,393	(147,736)	—
Deferred Income Tax Liabilities		18,006	—	(18,006)	—
Other Long-Term Liabilities	26,732	11,037	1,006	—	38,775
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$531,975	$43,826	$64,026	$(165,742)	$474,085
TOTAL SHAREHOLDERS’ INVESTMENT:	672,434	325,960	144,431	(470,391)	672,434
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$145,579	$116,938	$90,816	$(60,704)	$292,629
Cost of Goods Sold	123,956	104,031	71,179	(60,704)	238,462
Restructuring Charges	—	6,846	—	—	6,846
Gross Profit	21,623	6,061	19,637	—	47,321
Engineering, Selling, General and Administrative Expenses	36,868	17,657	15,559	—	70,084
Restructuring Charges	—	955	—	—	955
Equity in Loss from Subsidiaries	4,721	—	—	(4,721)	—
Income (Loss) from Operations	(19,966)	(12,551)	4,078	4,721	(23,718)
Interest Expense	(4,447)	(71)	—	—	(4,518)
Other Income, Net	1,926	460	(13)	—	2,373
Income (Loss) before Income Taxes	(22,487)	(12,162)	4,065	4,721	(25,863)
Provision (Credit) for Income Taxes	(7,208)	(4,481)	1,105	—	(10,584)
Net Income (Loss)	$(15,279)	$(7,681)	$2,960	$4,721	$(15,279)
Comprehensive Income (Loss)	$(19,164)	$(7,407)	$(2,500)	$9,907	$(19,164)
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$174,789	$117,765	$70,409	$(45,659)	$317,304
Cost of Goods Sold	153,466	106,804	55,277	(45,659)	269,888
Restructuring Charges	1,870	228	1,487	—	3,585
Gross Profit	19,453	10,733	13,645	—	43,831
Engineering, Selling, General and Administrative Expenses	37,508	17,598	13,656	—	68,762
Equity in Loss from Subsidiaries	5,553	—	—	(5,553)	—
Income (Loss) from Operations	(23,608)	(6,865)	(11)	5,553	(24,931)
Interest Expense	(4,494)	—	(16)	—	(4,510)
Other Income, Net	2,192	90	(189)	—	2,093
Income (Loss) before Income Taxes	(25,910)	(6,775)	(216)	5,553	(27,348)
Provision (Credit) for Income Taxes	(6,561)	(2,504)	1,066	—	(7,999)
Net Income (Loss)	$(19,349)	$(4,271)	$(1,282)	$5,553	$(19,349)
Comprehensive Income (Loss)	$(15,027)	$(7,119)	$177	$6,942	$(15,027)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(62,214)	$11,158	$2,660	$(482)	$(48,878)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(4,623)	(1,358)	(1,409)	—	(7,390)
Proceeds Received on Disposition of Plant and Equipment	84	57	31	—	172
Cash Investment in Subsidiary	(4,650)	—	—	4,650	—
Cash Paid for Acquisition, Net of Cash Acquired	(62,056)	—	—	—	(62,056)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	14,429	—	—	(14,429)	—
Net Cash Provided by (Used in) Investing Activities	(56,816)	(1,301)	(1,378)	(9,779)	(69,274)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	—	(11,212)	(3,217)	14,429	—
Treasury Stock Purchases	(17,761)	—	—	—	(17,761)
Stock Option Exercise Proceeds and Tax Benefits	3,151	—	—	—	3,151
Cash Investment in Subsidiary	—	—	4,168	(4,168)	—
Net Cash Provided by (Used in) Financing Activities	(14,610)	(11,212)	951	10,261	(14,610)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(8)	—	(8)
Net Increase (Decrease) in Cash and Cash Equivalents	(133,640)	(1,355)	2,225	—	(132,770)
Cash and Cash Equivalents, Beginning	138,926	2,680	53,062	—	194,668
Cash and Cash Equivalents, Ending	$5,286	$1,325	$55,287	$—	$61,898

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(58,591)	$(8,847)	$14,577	$—	$(52,861)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(10,498)	(694)	(458)	—	(11,650)
Proceeds Received on Disposition of Plant and Equipment	26	2	—	—	28
Cash Investment in Subsidiary	1,570	—	(1,570)	—	—
Net Cash Provided by (Used in) Investing Activities	(8,902)	(692)	(2,028)	—	(11,622)
Cash Flows from Financing Activities:
Repayments on Short-Term Debt	—	—	(300)	—	(300)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(9,818)	9,818	—	—	—
Treasury Stock Purchases	(9,696)	—	—	—	(9,696)
Stock Option Exercise Proceeds and Tax Benefits	994	—	—	—	994
Net Cash Provided by (Used in) Financing Activities	(18,520)	9,818	(300)	—	(9,002)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	216	—	216
Net Increase (Decrease) in Cash and Cash Equivalents	(86,013)	279	12,465	—	(73,269)
Cash and Cash Equivalents, Beginning	162,628	1,275	24,542	—	188,445
Cash and Cash Equivalents, Ending	$76,615	$1,554	$37,007	$—	$115,176

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring actions and acquisition related charges (in thousands, except per share data):

	Three Months Ended Fiscal September
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted(2)
NET SALES:
Engines	$153,116	$—	$153,116	$183,787	$—	$183,787
Products	166,128	—	166,128	153,037	—	153,037
Inter-Segment Eliminations	(26,615)	—	(26,615)	(19,520)	—	(19,520)
Total	$292,629	$—	$292,629	$317,304	$—	$317,304
GROSS PROFIT:
Engines	$27,800	$—	$27,800	$25,236	$1,765	$27,001
Products	19,384	8,018	27,402	17,825	1,820	19,645
Inter-Segment Eliminations	137	—	137	770	—	770
Total	$47,321	$8,018	$55,339	$43,831	$3,585	$47,416
SEGMENT INCOME (LOSS) (3):
Engines	$(13,677)	$—	$(13,677)	$(16,557)	$1,765	$(14,792)
Products	(8,291)	9,151	860	(7,615)	1,820	(5,795)
Inter-Segment Eliminations	137	—	137	770	—	770
Total	$(21,831)	$9,151	$(12,680)	$(23,402)	$3,585	$(19,817)

Reconciliation from Segment Income (Loss) to Income (Loss) from Operations:
Equity in Earnings from Unconsolidated Affiliates	1,887	—	1,887	1,529	—	1,529
Income (Loss) from Operations	$(23,718)	$9,151	$(14,567)	$(24,931)	$3,585	$(21,346)

INTEREST EXPENSE	(4,518)	—	(4,518)	(4,510)	—	(4,510)
OTHER INCOME, Net	2,373	—	2,373	2,093	—	2,093
Income (Loss) Before Income Taxes	(25,863)	9,151	(16,712)	(27,348)	3,585	(23,763)
PROVISION FOR INCOME TAXES	(10,584)	3,203	(7,381)	(7,999)	734	(7,265)
Net income	$(15,279)	$5,948	$(9,331)	$(19,349)	$2,851	$(16,498)

EARNINGS PER SHARE
Basic	$(0.34)	$0.13	$(0.21)	$(0.41)	$0.06	$(0.35)
Diluted	(0.34)	0.13	(0.21)	(0.41)	0.06	(0.35)
(1) For the first quarter of fiscal 2015, includes restructuring charges of $7,801 net of $2,730 of taxes and acquisition related charges of $1,350 net of $473 of taxes. For the first quarter of fiscal 2014, includes restructuring charges of $3,585 net of $734 of taxes.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges and acquisition related charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
(3) The Company defines segment income (loss) as income (loss) from operations plus equity in earnings from unconsolidated affiliates.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the first quarter of fiscal 2015 were $292.6 million, a decrease of $24.7 million or 7.8% from the first quarter of fiscal 2014. The decrease primarily relates to lower sales of engines resulting from higher channel inventories in North America and lower sales of engines for snow thrower OEM customers in Europe due to adequate inventories following last season. The decrease in net sales was partially offset by higher sales of pressure washers, snow throwers, lawn and garden equipment and the Allmand acquisition.

Engines Segment net sales of $153.1 million in the first quarter of fiscal 2015 decreased $30.7 million or 16.7% from the prior year. Total engine volumes shipped in the quarter decreased by 18.7% or approximately 200,000 engines. Net sales decreased as anticipated due to higher channel inventories in North America at the end of the current lawn and garden season and lower shipments into the European market for snow throwers.

Products Segment net sales of $166.1 million in the first quarter of fiscal 2015 increased by $13.1 million or 9% from the prior year. This increase was due to higher sales of pressure washers, commercial lawn and garden equipment and snow throwers in the North America market and one month of the Allmand acquisition. Partially offsetting the increase were lower sales of snow throwers in Europe following last year’s mild winter and lower generator sales due to adequate channel inventories and no major storm activity.

GROSS PROFIT

The consolidated gross profit percentage was 16.2% in the first quarter of fiscal 2015, an increase from 13.8% in the same period last year.

The Engines Segment gross profit percentage was 18.2% in the first quarter of fiscal 2015, higher than the 13.7% in the first quarter of fiscal 2014. The Engines Segment adjusted gross profit percentage for the first quarter of 2015 was 18.2%, which was higher than the 14.7% in the first quarter of fiscal 2014. Engines Segment adjusted gross profit margins improved 350 basis points year over year on higher manufacturing volume, improved efficiency and lower retirement plan expense. Engines produced were higher by 12% in the quarter benefitting adjusted gross margins by approximately 230 basis points. Engine production was increased to support higher demand for large engines for riding equipment to support pre-building of products related to the closure of the McDonough, Georgia facility. In addition, plant efficiency improvements, cost reductions and a favorable mix of engines produced benefitted adjusted gross margins by approximately 130 basis points. The previously announced retirement plan changes, which were implemented in January of calendar 2014, improved fiscal 2015 adjusted gross margins by $2.2 million, or 150 basis points. Partially offsetting this improvement was unfavorable sales mix that reduced adjusted gross margins by 160 basis points.

The Products Segment gross profit percentage was 11.7% for the first quarter of fiscal 2015, slightly up from 11.6% in the first quarter of fiscal 2014. The Products Segment adjusted gross profit percentage for the first quarter of 2015 was 16.5%, which was 3.7% higher than the adjusted gross profit percentage for the first quarter of fiscal 2014. Products adjusted gross profit margins increased by 370 basis points year over year due to improved sales mix and higher manufacturing throughput. Favorable sales mix improved adjusted gross margins by 220 basis points due to a focus on selling higher margin lawn and garden equipment and the benefit of one month of the Allmand acquisition. In addition, manufacturing throughput increased year over year by 55% benefitting adjusted gross margins by approximately 190 basis points. Throughput is increased due to higher snow thrower production for channel refill in the North America market and higher production of pressure washers and riding mowers to facilitate the upcoming closure of the McDonough, Georgia plant. Offsetting the increase in adjusted gross profit margins was an unfavorable foreign exchange impact of approximately 40 basis points primarily due to the devaluation of the Australian dollar.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $70.1 million in the first quarter of fiscal 2015, an increase of $1.3 million or 1.9% from the first quarter of fiscal 2014.

The Engines Segment engineering, selling, general and administrative expenses were $42.9 million in the first quarter of fiscal 2015, a decrease of $0.4 million from the first quarter of fiscal 2014. The decrease was primarily

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

due to the previously announced retirement plan changes.

The Products Segment fiscal 2015 first quarter engineering, selling, general and administrative expenses were $28.1 million, an increase of $2.7 million from the first quarter of fiscal 2014. The increase was mainly due to $1.5 million related to the Allmand acquisition and increased compensation expense, partially offset by $1.2 million in savings related to the restructuring initiative announced in July 2014.

ACQUISITION

The Company announced on August 29, 2014, that it had completed the acquisition of Allmand Bros., Inc. for approximately $62 million in cash, net of cash acquired. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Allmand, which is included within our Products Segment, has annual net sales of approximately $80 million.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2015 was comparable to the same period a year ago.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of fiscal 2015 was 40.9%, compared to 29.3% for the same respective period last year. The higher tax rate for the first quarter of fiscal 2015 was primarily driven by the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit for its 2009-2010 consolidated income tax returns.

RESTRUCTURING ACTIONS

The restructuring actions announced in 2012 were concluded as planned during the fourth quarter of fiscal 2014. During the first quarter of fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products segment manufacturing facilities in order to reduce costs. The Company will close its McDonough, Georgia plant in the second half of fiscal 2015 and consolidate production into existing facilities in Wisconsin and New York.  Pre-tax restructuring costs for the first quarter of fiscal 2015 were $7.8 million and pre-tax savings were $1.2 million. Pre-tax restructuring cost estimates for fiscal 2015 remain unchanged at $30 million to $37 million. Total annual cost savings as a result of these actions are anticipated to be approximately $15 million to $20 million with approximately $5 million to $7 million expected to be realized in fiscal 2015 and the remainder realized in fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first three months of fiscal 2015 were $48.9 million compared to $52.9 million in the first three months of fiscal 2014. The slight improvement in operating cash flows was primarily related to an improved net loss and a decrease in accounts receivable due to lower sales, partially offset by higher inventory levels and accounts payable.

Cash flows used in investing activities were $69.3 million and $11.6 million during the first three months of fiscal 2015 and fiscal 2014, respectively. The $57.7 million increase in cash used in investing activities was primarily related to $62.1 million of cash paid for the Allmand acquisition during the first quarter of fiscal 2015. The increase was partially offset by $4.3 million of lower additions to plant and equipment during fiscal 2015 compared to fiscal 2014.

Cash flows used in financing activities were $14.6 million during the first three months of fiscal 2015 as compared to $9.0 million of cash flows used in financing activities during the first three months of fiscal 2014. The $5.6 million increase in cash used in financing activities was primarily attributable to $8.1 million of higher treasury stock purchases in fiscal 2015 compared to fiscal 2014, partially offset by $2.2 million of higher stock option exercise proceeds in fiscal 2015 compared to fiscal 2014.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 15, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of September 28, 2014, there were no borrowings under the Revolver.

On January 22, 2014 the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program. On August 13, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program. As of September 28, 2014, the total remaining authorization was approximately $69.5 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the three months ended September 28, 2014, the Company repurchased 905,164 shares on the open market at an average price of $19.62 per share.

The Company expects capital expenditures to be approximately $60 million to $65 million in fiscal 2015. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

During the first three months of fiscal 2015, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will make no required minimum contributions to the qualified pension plan during the remainder of fiscal 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of September 28, 2014, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2015.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 26, 2014 filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 26, 2014 filing of the Company’s Annual Report on Form 10-K.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 26, 2014 filing of its Annual Report on Form 10-K. As discussed in our annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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
NEW ACCOUNTING PRONOUNCEMENTS

A discussion of new accounting pronouncements is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "New Accounting Pronouncements" and is incorporated herein by reference.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since the August 26, 2014 filing of the Company’s Annual Report on Form 10-K.
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
PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of legal proceedings is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "Commitments and Contingencies" and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes since the August 26, 2014 filing of the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 28, 2014.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
June 30, 2014 to July 27, 2014	348,869	$19.80	348,869	$30,394,716
July 28, 2014 to August 24, 2014	397,108	19.15	397,108	72,790,098
August 25, 2014 to September 28, 2014	159,187	20.42	159,187	69,539,499
Total FIrst Quarter	905,164	$19.62	905,164	$69,539,499

(1)
On January 22, 2014 the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program. On August 13, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an expiration date of June 30, 2016.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Stock Option and Stock Award Program, as amended through October 15, 2014 (Filed herewith)

10.2	Form of 2014 Omnibus Incentive Plan Stock Option Agreement (Filed herewith)

10.3	Form of 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (Filed herewith)

10.4	Form of 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Filed herewith)

10.5	Form of 2014 Omnibus Incentive Plan Performance Share Unit Award Agreement (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	November 5, 2014	/s/ David J. Rodgers
David J. Rodgers
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1	Stock Option and Stock Award Program, as amended through October 15, 2014 (Filed herewith)

10.2	Form of 2014 Omnibus Incentive Plan Stock Option Agreement (Filed herewith)

10.3	Form of 2014 Omnibus Incentive Plan Restricted Stock Award Agreement (Filed herewith)

10.4	Form of 2014 Omnibus Incentive Plan Restricted Stock Unit Award Agreement (Filed herewith)

10.5	Form of 2014 Omnibus Incentive Plan Performance Share Unit Award Agreement (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements