Form 10-Q
period 2014-12-28
BRIGGS & STRATTON CORP
filed 2015-02-03
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2015
COMMON STOCK, par value $0.01 per share	45,001,563 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	December 28, 2014	June 29, 2014
CURRENT ASSETS:
Cash and Cash Equivalents	$51,690	$194,668
Accounts Receivable, Net	207,883	220,590
Inventories -
Finished Products and Parts	401,354	268,116
Work in Process	126,934	102,431
Raw Materials	11,829	5,556
Total Inventories	540,117	376,103
Deferred Income Tax Asset	49,263	48,958
Prepaid Expenses and Other Current Assets	46,022	30,016
Total Current Assets	894,975	870,335
OTHER ASSETS:
Goodwill	159,680	144,522
Investments	27,967	27,137
Debt Issuance Costs	4,188	4,671
Other Intangible Assets, Net	98,762	80,317
Long-Term Deferred Income Tax Asset	382	15,178
Other Long-Term Assets, Net	11,358	10,539
Total Other Assets	302,337	282,364
PLANT AND EQUIPMENT:
Cost	1,040,489	1,035,848
Less - Accumulated Depreciation	744,711	738,841
Total Plant and Equipment, Net	295,778	297,007
TOTAL ASSETS	$1,493,090	$1,449,706

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 28, 2014	June 29, 2014
CURRENT LIABILITIES:
Accounts Payable	$181,909	$169,271
Short-Term Debt	87,000	—
Accrued Liabilities	143,365	133,916
Total Current Liabilities	412,274	303,187
OTHER LIABILITIES:
Accrued Pension Cost	114,406	126,529
Accrued Employee Benefits	24,575	24,491
Accrued Postretirement Health Care Obligation	53,626	59,290
Deferred Income Tax Liability	10,179	—
Other Long-Term Liabilities	36,247	38,775
Long-Term Debt	225,000	225,000
Total Other Liabilities	464,033	474,085
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	74,775	78,466
Retained Earnings	1,028,722	1,048,466
Accumulated Other Comprehensive Loss	(208,119)	(195,257)
Treasury Stock at cost, 12,605 and 11,536 shares, respectively	(279,174)	(259,820)
Total Shareholders’ Investment	616,783	672,434
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,493,090	$1,449,706

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
NET SALES	$444,287	$416,592	$736,916	$733,896
COST OF GOODS SOLD	349,573	337,333	588,035	607,221
RESTRUCTURING CHARGES	6,846	1,893	13,692	5,478
Gross Profit	87,868	77,366	135,189	121,197
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	73,970	71,777	144,053	140,539
RESTRUCTURING CHARGES	583	425	1,538	425
Income (Loss) from Operations	13,315	5,164	(10,402)	(19,767)
INTEREST EXPENSE	(4,890)	(4,594)	(9,408)	(9,103)
OTHER INCOME, Net	2,052	1,751	4,425	3,843
Income (Loss) Before Income Taxes	10,477	2,321	(15,385)	(25,027)
PROVISION (CREDIT) FOR INCOME TAXES	3,534	1,619	(7,049)	(6,380)
NET INCOME (LOSS)	$6,943	$702	$(8,336)	$(18,647)

EARNINGS (LOSS) PER SHARE
Basic	$0.15	$0.01	$(0.19)	$(0.41)
Diluted	0.15	0.01	(0.19)	(0.41)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,579	46,825	44,827	46,760
Diluted	44,629	47,987	44,827	46,760

DIVIDENDS PER SHARE	$0.125	$0.12	$0.25	$0.24

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net Income (Loss)	$6,943	$702	$(8,336)	$(18,647)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(11,213)	(3,625)	(21,120)	(3,372)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	(161)	1,468	3,506	1,187
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,397	4,437	4,752	8,787
Other Comprehensive Income (Loss)	(8,977)	2,280	(12,862)	6,602
Total Comprehensive Income (Loss)	$(2,034)	$2,982	$(21,198)	$(12,045)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 28, 2014	December 29, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(8,336)	$(18,647)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	26,026	27,757
Stock Compensation Expense	3,382	4,537
Loss on Disposition of Plant and Equipment	132	92
Provision (Credit) for Deferred Income Taxes	8,420	(5,200)
Equity in Earnings of Unconsolidated Affiliates	(3,341)	(2,551)
Dividends Received from Unconsolidated Affiliates	4,381	4,069
Non-Cash Restructuring Charges	9,190	2,208
Change in Operating Assets and Liabilities:
Accounts Receivable	24,305	(1,839)
Inventories	(151,170)	(68,101)
Other Current Assets	7,659	(3,031)
Accounts Payable, Accrued Liabilities and Income Taxes	(26,912)	21,194
Other, Net	(7,768)	(5,736)
Net Cash Used in Operating Activities	(114,032)	(45,248)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(23,289)	(18,063)
Proceeds Received on Disposition of Plant and Equipment	289	61
Cash Paid for Acquisition, Net of Cash Acquired	(62,056)	—
Net Cash Used in Investing Activities	(85,056)	(18,002)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Short-Term Debt	—	(300)
Net Borrowings on Revolver	87,000	—
Debt Issuance Costs	—	(942)
Treasury Stock Purchases	(27,598)	(21,086)
Stock Option Exercise Proceeds and Tax Benefits	3,652	994
Cash Dividends Paid	(5,718)	(5,730)
Net Cash Provided by (Used in) Financing Activities	57,336	(27,064)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,226)	31
NET DECREASE IN CASH AND CASH EQUIVALENTS	(142,978)	(90,283)
CASH AND CASH EQUIVALENTS, Beginning	194,668	188,445
CASH AND CASH EQUIVALENTS, Ending	$51,690	$98,162

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 28, 2014
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$3,146	$2,583	$(204,871)	$(199,142)
Other Comprehensive Income (Loss) Before Reclassification	(11,213)	987	—	(10,226)
Income Tax Benefit (Expense)	—	(375)	—	(375)
Net Other Comprehensive Income (Loss) Before Reclassifications	(11,213)	612	—	(10,601)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(1,904)	—	(1,904)
Realized (Gains) Losses - Commodity Contracts (1)	—	343	—	343
Realized (Gains) Losses - Interest Rate Swaps (1)	—	314	—	314
Amortization of Prior Service Costs (Credits) (2)	—	—	(644)	(644)
Amortization of Actuarial Losses (2)	—	—	4,510	4,510
Total Reclassifications Before Tax	—	(1,247)	3,866	2,619
Income Tax Expense (Benefit)	—	474	(1,469)	(995)
Net Reclassifications	—	(773)	2,397	1,624
Other Comprehensive Income (Loss)	(11,213)	(161)	2,397	(8,977)
Ending Balance	$(8,067)	$2,422	$(202,474)	$(208,119)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six Months Ended December 28, 2014
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$13,053	$(1,084)	$(207,226)	$(195,257)
Other Comprehensive Income (Loss) Before Reclassification	(21,120)	6,805	—	(14,315)
Income Tax Benefit (Expense)	—	(2,586)	—	(2,586)
Net Other Comprehensive Income (Loss) Before Reclassifications	(21,120)	4,219	—	(16,901)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(2,297)	—	(2,297)
Realized (Gains) Losses - Commodity Contracts (1)	—	522	—	522
Realized (Gains) Losses - Interest Rate Swaps (1)	—	625	—	625
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,289)	(1,289)
Amortization of Actuarial Losses (2)	—	—	8,955	8,955
Total Reclassifications Before Tax	—	(1,150)	7,666	6,516
Income Tax Expense (Benefit)	—	437	(2,914)	(2,477)
Net Reclassifications	—	(713)	4,752	4,039
Other Comprehensive Income (Loss)	(21,120)	3,506	4,752	(12,862)
Ending Balance	$(8,067)	$2,422	$(202,474)	$(208,119)
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

4. Acquisitions

On August 29, 2014, the Company acquired all of the outstanding shares of Allmand Bros., Inc. ("Allmand") of Holdrege, Nebraska for total cash consideration of $62.1 million, net of cash acquired. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Its products are used in a variety of industries, including construction, roadway, oil and gas, mining, and sporting and special events. Allmand's products are generally powered by diesel engines, and distributed through national and regional equipment rental companies, equipment dealers and distributors. Allmand sells its products and service parts in approximately 40 countries. During the first quarter of fiscal 2015, the Company recorded a preliminary purchase price allocation based on its initial estimates of fair value. The preliminary purchase price allocation resulted in the recognition of $17.7 million of goodwill, which was allocated to the Products Segment, and $24.1 million of intangible assets, including $15.7 million of customer relationships, $8.1 million of tradenames, and $0.3 million of other intangible assets.

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
During the first quarter of fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to reduce costs. The Company expects to close its McDonough, Georgia plant in the fourth quarter of fiscal 2015 and consolidate production into existing facilities in Wisconsin and New York.

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

The restructuring actions discussed above resulted in pre-tax charges of $7.4 million ($4.8 million after tax or $0.11 per diluted share) and $15.2 million ($9.9 million after tax or $0.22 per diluted share) recorded within the Products Segment for the second quarter and first six months of fiscal 2015, respectively.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to Products Segment restructuring activities for the six month period ended December 28, 2014 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 29, 2014	$—	$105	$105
Provisions	3,999	11,231	15,230
Cash Expenditures	(332)	(2,146)	(2,478)
Other Adjustments (1)	—	(9,190)	(9,190)
Reserve Balance at December 28, 2014	$3,667	$—	$3,667
(1) Other adjustments includes $1.2 million of asset impairments and $7.9 million of accelerated depreciation.
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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Net Income (Loss)	$6,943	$702	$(8,336)	$(18,647)
Less: Allocation to Participating Securities	(168)	(151)	(266)	(302)
Net Income (Loss) Available to Common Shareholders	$6,775	$551	$(8,602)	$(18,949)
Average Shares of Common Stock Outstanding	44,579	46,825	44,827	46,760
Diluted Average Shares Outstanding	44,629	47,987	44,827	46,760
Basic Earnings (Loss) Per Share	$0.15	$0.01	$(0.19)	$(0.41)
Diluted Earnings (Loss) Per Share	$0.15	$0.01	$(0.19)	$(0.41)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Options to Purchase Shares of Common Stock (in thousands)	858	1,845	858	1,348
Weighted Average Exercise Price of Options Excluded	$20.32	$28.64	$20.32	$31.88

As a result of the Company incurring a net loss for the six months ended December 28, 2014 and December 29, 2013, potential incremental common shares of 1,002,000 and 1,142,000, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On January 22, 2014, the Board of Directors of the Company authorized up to $50 million in funds for use in the Company’s common share repurchase program. On August 13, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program. As of December 28, 2014, the total remaining authorization was approximately $59.7 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months ended December 28, 2014, the Company repurchased 1,428,588 shares on the open market at an average price of $19.33 per share, as compared to 1,066,447 shares purchased on the open market at an average price of $19.77 per share during the six months ended December 29, 2013.

7. Investments

This caption represents the Company’s investments in unconsolidated affiliated companies.

During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. In the first quarter of fiscal 2015, a second independent distributor joined the venture and, as a result, the Company recorded an additional investment of $2.8 million. During the second quarter of fiscal 2015, the venture acquired a third independent distributor. The Company uses the equity method to account for this investment, and the earnings of the unconsolidated affiliate are recorded within the Products Segment. As of December 28, 2014, the Company's total investment in the venture was $10.2 million, and its ownership percentage was 11.9%.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

8. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Components of Net Periodic Expense (Income):
Service Cost	$886	$1,885	$63	$78
Interest Cost on Projected Benefit Obligation	12,430	13,419	907	1,151
Expected Return on Plan Assets	(18,631)	(18,510)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(689)	(724)
Actuarial Loss	3,333	6,275	1,177	1,549
Net Periodic Expense (Income)	$(1,937)	$3,114	$1,458	$2,054

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Components of Net Periodic Expense (Income):
Service Cost	$1,716	$3,823	$148	$167
Interest Cost on Projected Benefit Obligation	24,891	26,872	1,804	2,300
Expected Return on Plan Assets	(37,319)	(37,076)	—	—
Amortization of:
Prior Service Cost (Credit)	90	90	(1,379)	(1,448)
Actuarial Loss	6,631	12,545	2,324	3,008
Net Periodic Expense (Income)	$(3,991)	$6,254	$2,897	$4,027

On January 1, 2014, an amendment to the Company's defined benefit retirement plans became effective that froze accruals for all U.S. non-bargaining employees. Also, on January 1, 2014, amendments became effective that increased benefits under the defined contribution plans.

The Company expects to make benefit payments of $3.2 million attributable to its non-qualified pension plans during fiscal 2015. During the first six months of fiscal 2015, the Company made payments of approximately $1.3 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $12.7 million for its other postretirement benefit plans during fiscal 2015. During the first six months of fiscal 2015, the Company made payments of $8.3 million for its other postretirement benefit plans.

During the first six months of fiscal 2015, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is required to make no minimum contributions to the qualified pension plan during the remainder of fiscal 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.
9. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.8 million and $3.4 million for the three and six months ended December 28, 2014, respectively. For the three and six months ended December 29, 2013, stock based compensation expense was $1.5 million and $4.5 million, respectively.

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

The Company has considered the counterparty credit risk related to all of its interest rate, foreign currency and commodity derivative contracts and deems any risk of counterparty default to be minimal.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As of December 28, 2014 and June 29, 2014, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		December 28, 2014	June 29, 2014
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	9,764	19,904
Brazilian Real	Sell	18,452	—
Canadian Dollar	Sell	6,450	3,100
Chinese Renminbi	Buy	151,075	—
Euro	Sell	45,200	49,300
Euro	Buy	6,000	—
Japanese Yen	Buy	1,030,000	530,000
Mexican Peso	Sell	—	3,000
Commodity:
Natural Gas (Therms)	Buy	10,041	5,686

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	December 28, 2014	June 29, 2014
Interest rate contracts
Other Long-Term Assets	$56	$43
Other Long-Term Liabilities	(795)	(1,209)
Foreign currency contracts
Other Current Assets	8,245	337
Other Long-Term Assets	438	12
Accrued Liabilities	(1,168)	(665)
Other Long-Term Liabilities	—	(9)
Commodity contracts
Other Current Assets	—	39
Accrued Liabilities	(630)	(35)
Other Long-Term Liabilities	(143)	(14)
	$6,003	$(1,501)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Three months ended December 28, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(89)	Net Sales	$(314)	$—
Foreign currency contracts - sell	394	Net Sales	2,079	—
Foreign currency contracts - buy	(251)	Cost of Goods Sold	(175)	—
Commodity contracts	(215)	Cost of Goods Sold	(343)	—
	$(161)		$1,247	$—

	Three months ended December 29, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$255	Net Sales	$(301)	$—
Foreign currency contracts - sell	(151)	Net Sales	(115)	—
Foreign currency contracts - buy	(67)	Cost of Goods Sold	(172)	—
Commodity contracts	1,431	Cost of Goods Sold	(2,160)	—
	$1,468		$(2,748)	$—

	Six months ended December 28, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$261	Net Sales	$(625)	$—
Foreign currency contracts - sell	3,840	Net Sales	2,543	—
Foreign currency contracts - buy	(408)	Cost of Goods Sold	(246)	—
Commodity contracts	(187)	Cost of Goods Sold	(522)	—
	$3,506		$1,150	$—

	Six months ended December 29, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$5	Net Sales	$(597)	$—
Foreign currency contracts - sell	(1,099)	Net Sales	(110)	—
Foreign currency contracts - buy	(28)	Cost of Goods Sold	(639)	—
Commodity contracts	2,309	Cost of Goods Sold	(3,658)	—
	$1,187		$(5,004)	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

During the next twelve months, the estimated net amount of income on cash flow hedges as of December 28, 2014 expected to be reclassified out of AOCI into earnings is $3.2 million.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 28, 2014 and June 29, 2014 (in thousands):

		Fair Value Measurements Using
	December 28, 2014	Level 1	Level 2	Level 3
Assets:
Derivatives	$8,739	$—	$8,739	$—
Liabilities:
Derivatives	$2,736	$—	$2,736	$—
	June 29, 2014	Level 1	Level 2	Level 3
Assets:
Derivatives	$431	$—	$431	$—
Liabilities:
Derivatives	$1,932	$—	$1,932	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 16) at December 28, 2014 and June 29, 2014 was $247.9 million and $251.4 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 16) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at December 28, 2014 and June 29, 2014 due to the short-term nature of these instruments.

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

	Six Months Ended
	December 28, 2014	December 29, 2013
Beginning Balance	$44,744	$45,037
Payments	(15,201)	(15,108)
Provision for Current Year Warranties	13,235	12,083
Changes in Estimates	(39)	(438)
Ending Balance	$42,739	$41,574

13. Income Taxes
The effective tax rates for the second quarter and first six months of fiscal 2015 were 33.7% and 45.8%, compared to 69.8% and 25.5% for the respective periods last year. The tax rates for the second quarter and first six months of fiscal 2015 were primarily driven by losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits and the re-enactment of the U.S. research and development tax credit. In addition, the tax rate for the first six months of fiscal 2015 was impacted by the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit. The tax rates for the second quarter and first six months of fiscal 2014 were primarily driven by losses incurred at certain foreign subsidiaries for which the Company did not receive tax benefits.

For the six months ended December 28, 2014, the Company's unrecognized tax benefits decreased by $2.0 million, all of which impacted the current effective tax rate. This amount substantially consists of the aforementioned reversal of reserves.

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
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery has concluded. Both parties moved for summary judgment, which was fully briefed on December 23, 2014. Summary judgment is currently pending before the court, and no hearing date has been set.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.
15. Segment Information

The Company maintains two reportable business segments that are managed separately based on fundamental differences in their operations. Beginning in fiscal 2015, the Company is using “segment income (loss)” as the primary measure to evaluate operating performance and allocate capital resources for the Engines and Products Segments. Previously, the Company used income (loss) from operations. Segment income (loss) is defined as income (loss) from operations plus equity in earnings of unconsolidated affiliates. The Company has recast prior year amounts for comparability. Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
NET SALES:
Engines	$271,704	$265,712	$424,820	$449,499
Products	199,050	171,528	365,178	324,564
Inter-Segment Eliminations	(26,467)	(20,648)	(53,082)	(40,167)
Total	$444,287	$416,592	$736,916	$733,896
GROSS PROFIT:
Engines	$62,896	$54,257	$90,696	$79,493
Products	25,213	21,959	44,597	39,784
Inter-Segment Eliminations	(241)	1,150	(104)	1,920
Total	$87,868	$77,366	$135,189	$121,197
SEGMENT INCOME (LOSS):
Engines	$18,894	$9,292	$5,040	$(7,266)
Products	(3,884)	(4,256)	(11,997)	(11,870)
Inter-Segment Eliminations	(241)	1,150	(104)	1,920
Total	$14,769	$6,186	$(7,061)	$(17,216)

Reconciliation from Segment Income (Loss) to Income (Loss) Before Income Taxes:
Equity in Earnings from Unconsolidated Affiliates	1,454	1,022	3,341	2,551
Income (Loss) from Operations	$13,315	$5,164	$(10,402)	$(19,767)
INTEREST EXPENSE	(4,890)	(4,594)	(9,408)	(9,103)
OTHER INCOME, Net	2,052	1,751	4,425	3,843
Income (Loss) Before Income Taxes	10,477	2,321	(15,385)	(25,027)
PROVISION (CREDIT) FOR INCOME TAXES	3,534	1,619	(7,049)	(6,380)
Net Income (Loss)	$6,943	$702	$(8,336)	$(18,647)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges and acquisition-related charges included in gross profit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
PRE-TAX RESTRUCTURING CHARGES AND ACQUISITION-RELATED CHARGES INCLUDED IN GROSS PROFIT:
Engines	$—	$1,631	$—	$3,396
Products	6,846	262	14,864	2,082
Total	$6,846	$1,893	$14,864	$5,478

Pre-tax restructuring charges and acquisition-related charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
PRE-TAX RESTRUCTURING CHARGES AND ACQUISITION-RELATED CHARGES INCLUDED IN SEGMENT INCOME (LOSS):
Engines	$—	$2,056	$—	$3,821
Products	7,610	262	16,761	2,082
Total	$7,610	$2,318	$16,761	$5,903
16. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	December 28, 2014	June 29, 2014
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	87,000	—
	$312,000	$225,000

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the amendment to the Revolver in the second quarter of fiscal 2014, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. As of December 28, 2014, $87.0 million was outstanding under the Revolver.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

17. Separate Financial Information of Subsidiary Guarantor of Indebtedness

Under the terms of the Company’s Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, was the sole joint and several guarantor of the Domestic Indebtedness (the “Guarantor”) as of December 28, 2014 and June 29, 2014. The Guarantor provides a full and unconditional guarantee of the Domestic Indebtedness, except for certain customary limitations. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	December 28, 2014 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$87,000	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantors and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of December 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$4,751	$1,304	$45,635	$—	$51,690
Accounts Receivable, Net	108,449	41,313	58,121	—	207,883
Intercompany Accounts Receivable	30,884	6,938	40,247	(78,069)	—
Inventories, Net	290,002	169,779	80,336	—	540,117
Deferred Income Tax Asset	32,803	14,534	1,926	—	49,263
Prepaid Expenses and Other Current Assets	35,977	1,736	8,309	—	46,022
Total Current Assets	$502,866	$235,604	$234,574	$(78,069)	$894,975
OTHER ASSETS:
Goodwill	$128,300	$—	$31,380	$—	$159,680
Investments	27,967	—	—	—	27,967
Investments in Subsidiaries	507,884	—	—	(507,884)	—
Intercompany Note Receivable	43,460	105,904	22,903	(172,267)	—
Debt Issuance Costs	4,188	—	—	—	4,188
Other Intangible Assets, Net	—	55,308	43,454	—	98,762
Long-Term Deferred Income Tax Asset	21,232	—	382	(21,232)	382
Other Long-Term Assets, Net	8,023	1,918	1,417	—	11,358
Total Other Assets	$741,054	$163,130	$99,536	$(701,383)	$302,337
PLANT AND EQUIPMENT, NET	238,147	31,012	26,619	—	295,778
TOTAL ASSETS	$1,482,067	$429,746	$360,729	$(779,452)	$1,493,090

CURRENT LIABILITIES:
Accounts Payable	$110,631	$39,466	$31,812	$—	$181,909
Intercompany Accounts Payable	28,364	11,699	38,006	(78,069)	—
Short-Term Debt	87,000	—	—	—	87,000
Accrued Liabilities	89,220	34,775	19,370	—	143,365
Total Current Liabilities	$315,215	$85,940	$89,188	$(78,069)	$412,274
OTHER LIABILITIES:
Accrued Pension Cost	$113,453	$394	$559	$—	$114,406
Accrued Employee Benefits	24,575	—	—	—	24,575
Accrued Postretirement Health Care Obligation	39,329	14,297	—	—	53,626
Intercompany Note Payable	119,655	—	52,612	(172,267)	—
Deferred Income Tax Liabilities	—	20,638	10,773	(21,232)	10,179
Other Long-Term Liabilities	28,057	7,283	907	—	36,247
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$550,069	$42,612	$64,851	$(193,499)	$464,033
TOTAL SHAREHOLDERS’ INVESTMENT:	616,783	301,194	206,690	(507,884)	616,783
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,482,067	$429,746	$360,729	$(779,452)	$1,493,090

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of June 29, 2014

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$138,926	$2,680	$53,062	$—	$194,668
Accounts Receivable, Net	86,099	100,062	34,429	—	220,590
Intercompany Accounts Receivable	15,987	3,492	32,826	(52,305)	—
Inventories, Net	165,159	146,749	64,195	—	376,103
Deferred Income Tax Asset	33,343	13,904	1,711	—	48,958
Prepaid Expenses and Other Current Assets	17,436	3,508	9,072	—	30,016
Total Current Assets	$456,950	$270,395	$195,295	$(52,305)	$870,335
OTHER ASSETS:
Goodwill	$128,300	$—	$16,222	$—	$144,522
Investments	27,137	—	—	—	27,137
Investments in Subsidiaries	470,391	—	—	(470,391)	—
Intercompany Note Receivable	49,293	84,567	13,876	(147,736)	—
Debt Issuance Costs	4,671	—	—	—	4,671
Other Intangible Assets, Net	—	55,909	24,408	—	80,317
Long-Term Deferred Income Tax Asset	32,507	—	677	(18,006)	15,178
Other Long-Term Assets, Net	7,120	2,088	1,331	—	10,539
Total Other Assets	$719,419	$142,564	$56,514	$(636,133)	$282,364
PLANT AND EQUIPMENT, NET	241,166	39,863	15,978	—	297,007
TOTAL ASSETS	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

CURRENT LIABILITIES:
Accounts Payable	$105,532	$45,171	$18,568	$—	$169,271
Intercompany Accounts Payable	21,859	6,002	24,444	(52,305)	—
Accrued Liabilities	85,735	31,863	16,318	—	133,916
Total Current Liabilities	$213,126	$83,036	$59,330	$(52,305)	$303,187
OTHER LIABILITIES:
Accrued Pension Cost	$125,481	$421	$627	$—	$126,529
Accrued Employee Benefits	24,491	—	—	—	24,491
Accrued Postretirement Health Care Obligation	44,928	14,362	—	—	59,290
Intercompany Note Payable	85,343	—	62,393	(147,736)	—
Deferred Income Tax Liabilities		18,006	—	(18,006)	—
Other Long-Term Liabilities	26,732	11,037	1,006	—	38,775
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$531,975	$43,826	$64,026	$(165,742)	$474,085
TOTAL SHAREHOLDERS’ INVESTMENT:	672,434	325,960	144,431	(470,391)	672,434
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$262,278	$131,030	$109,095	$(58,116)	$444,287
Cost of Goods Sold	205,012	117,706	84,971	(58,116)	349,573
Restructuring Charges	—	6,846	—	—	6,846
Gross Profit	57,266	6,478	24,124	—	87,868
Engineering, Selling, General and Administrative Expenses	40,433	18,087	15,450	—	73,970
Restructuring Charges	—	583	—	—	583
Equity in Loss from Subsidiaries	1,283	—	—	(1,283)	—
Income (Loss) from Operations	15,550	(12,192)	8,674	1,283	13,315
Interest Expense	(4,855)	(35)	—	—	(4,890)
Other Income, Net	1,389	315	348	—	2,052
Income (Loss) before Income Taxes	12,084	(11,912)	9,022	1,283	10,477
Provision (Credit) for Income Taxes	5,141	(4,498)	2,891	—	3,534
Net Income (Loss)	$6,943	$(7,414)	$6,131	$1,283	$6,943
Comprehensive Income (Loss)	$(2,034)	$(7,624)	$437	$7,187	$(2,034)
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$250,564	$134,785	$80,288	$(49,045)	$416,592
Cost of Goods Sold	200,716	122,697	62,965	(49,045)	337,333
Restructuring Charges	1,597	—	296	—	1,893
Gross Profit	48,251	12,088	17,027	—	77,366
Engineering, Selling, General and Administrative Expenses	42,243	18,094	11,440	—	71,777
Restructuring Charges	77	—	348	—	425
Equity in Loss from Subsidiaries	(436)	—	—	436	—
Income (Loss) from Operations	6,367	(6,006)	5,239	(436)	5,164
Interest Expense	(4,582)	—	(12)	—	(4,594)
Other Income, Net	1,611	95	45	—	1,751
Income (Loss) before Income Taxes	3,396	(5,911)	5,272	(436)	2,321
Provision (Credit) for Income Taxes	2,694	(2,174)	1,099	—	1,619
Net Income (Loss)	$702	$(3,737)	$4,173	$(436)	$702
Comprehensive Income (Loss)	$2,982	$(3,590)	$2,332	$1,258	$2,982

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended December 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$407,856	$247,968	$199,911	$(118,819)	$736,916
Cost of Goods Sold	328,968	221,737	156,149	(118,819)	588,035
Restructuring Charges	—	13,692	—	—	13,692
Gross Profit	78,888	12,539	43,762	—	135,189
Engineering, Selling, General and Administrative Expenses	77,300	35,744	31,009	—	144,053
Restructuring Charges	—	1,538	—	—	1,538
Equity in Loss from Subsidiaries	6,004	—	—	(6,004)	—
Income (Loss) from Operations	(4,416)	(24,743)	12,753	6,004	(10,402)
Interest Expense	(9,301)	(106)	(1)	—	(9,408)
Other Income, Net	3,315	775	335	—	4,425
Income (Loss) before Income Taxes	(10,402)	(24,074)	13,087	6,004	(15,385)
Provision (Credit) for Income Taxes	(2,066)	(8,979)	3,996	—	(7,049)
Net Income (Loss)	$(8,336)	$(15,095)	$9,091	$6,004	$(8,336)
Comprehensive Income (Loss)	$(21,198)	$(15,031)	$(2,063)	$17,094	$(21,198)
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended December 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$425,354	$252,549	$150,697	$(94,704)	$733,896
Cost of Goods Sold	354,253	229,391	118,281	(94,704)	607,221
Restructuring Charges	3,396	339	1,743	—	5,478
Gross Profit	67,705	22,819	30,673	—	121,197
Engineering, Selling, General and Administrative Expenses	79,751	35,691	25,097	—	140,539
Restructuring Charges	77	—	348	—	425
Equity in Loss from Subsidiaries	5,117	—	—	(5,117)	—
Income (Loss) from Operations	(17,240)	(12,872)	5,228	5,117	(19,767)
Interest Expense	(9,076)	—	(27)	—	(9,103)
Other Income, Net	3,803	185	(145)	—	3,843
Income (Loss) before Income Taxes	(22,513)	(12,687)	5,056	5,117	(25,027)
Provision (Credit) for Income Taxes	(3,866)	(4,678)	2,164	—	(6,380)
Net Income (Loss)	$(18,647)	$(8,009)	$2,892	$5,117	$(18,647)
Comprehensive Income (Loss)	$(12,045)	$(8,205)	$2,509	$5,696	$(12,045)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended December 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(138,405)	$22,575	$2,501	$(703)	$(114,032)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(16,344)	(2,739)	(4,206)	—	(23,289)
Proceeds Received on Disposition of Plant and Equipment	84	136	69	—	289
Cash Investment in Subsidiary	(4,650)	—	—	4,650	—
Cash Paid for Acquisition, Net of Cash Acquired	(62,056)	—	—	—	(62,056)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	29,860	—	—	(29,860)	—
Net Cash Provided by (Used in) Investing Activities	(53,106)	(2,603)	(4,137)	(25,210)	(85,056)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	87,000	(21,348)	(8,512)	29,860	87,000
Treasury Stock Purchases	(27,598)	—	—	—	(27,598)
Stock Option Exercise Proceeds and Tax Benefits	3,652	—	—	—	3,652
Cash Dividends Paid	(5,718)	—	—	—	(5,718)
Cash Investment in Subsidiary	—	—	3,947	(3,947)	—
Net Cash Provided by (Used in) Financing Activities	57,336	(21,348)	(4,565)	25,913	57,336
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,226)	—	(1,226)
Net Increase (Decrease) in Cash and Cash Equivalents	(134,175)	(1,376)	(7,427)	—	(142,978)
Cash and Cash Equivalents, Beginning	138,926	2,680	53,062	—	194,668
Cash and Cash Equivalents, Ending	$4,751	$1,304	$45,635	$—	$51,690

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended December 29, 2013
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(98,437)	$28,940	$24,249	$—	$(45,248)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(15,904)	(1,365)	(794)	—	(18,063)
Proceeds Received on Disposition of Plant and Equipment	28	33	—	—	61
Cash Investment in Subsidiary	8,107	—	(8,107)	—	—
Net Cash Provided by (Used in) Investing Activities	(7,769)	(1,332)	(8,901)	—	(18,002)
Cash Flows from Financing Activities:
Repayments on Short-Term Debt	—	—	(300)	—	(300)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	27,300	(27,300)	—	—	—
Debt Issuance Costs	(942)	—	—	—	(942)
Treasury Stock Purchases	(21,086)	—	—	—	(21,086)
Stock Option Exercise Proceeds and Tax Benefits	994	—	—	—	994
Cash Dividends Paid	(5,730)	—	—	—	(5,730)
Net Cash Provided by (Used in) Financing Activities	536	(27,300)	(300)	—	(27,064)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	31	—	31
Net Increase (Decrease) in Cash and Cash Equivalents	(105,670)	308	15,079	—	(90,283)
Cash and Cash Equivalents, Beginning	162,628	1,275	24,542	—	188,445
Cash and Cash Equivalents, Ending	$56,958	$1,583	$39,621	$—	$98,162

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring actions and acquisition-related charges, for the three months ended fiscal December 2015 and 2014 (in thousands, except per share data):

	Three Months Ended Fiscal December
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted(2)
NET SALES:
Engines	$271,704	$—	$271,704	$265,712	$—	$265,712
Products	199,050	—	199,050	171,528	—	171,528
Inter-Segment Eliminations	(26,467)	—	(26,467)	(20,648)	—	(20,648)
Total	$444,287	$—	$444,287	$416,592	$—	$416,592
GROSS PROFIT:
Engines	$62,896	$—	$62,896	$54,257	$1,631	$55,888
Products	25,213	6,846	32,059	21,959	262	22,221
Inter-Segment Eliminations	(241)	—	(241)	1,150	—	1,150
Total	$87,868	$6,846	$94,714	$77,366	$1,893	$79,259
SEGMENT INCOME (LOSS) (3):
Engines	$18,894	$—	$18,894	$9,292	$2,056	$11,348
Products	(3,884)	7,610	3,726	(4,256)	262	(3,994)
Inter-Segment Eliminations	(241)	—	(241)	1,150	—	1,150
Total	$14,769	$7,610	$22,379	$6,186	$2,318	$8,504

Reconciliation from Segment Income (Loss) to Income from Operations:
Equity in Earnings from Unconsolidated Affiliates	1,454	—	1,454	1,022	—	1,022
Income from Operations	$13,315	$7,610	$20,925	$5,164	$2,318	$7,482

INTEREST EXPENSE	(4,890)	—	(4,890)	(4,594)	—	(4,594)
OTHER INCOME, Net	2,052	—	2,052	1,751	—	1,751
Income Before Income Taxes	10,477	7,610	18,087	2,321	2,318	4,639
PROVISION FOR INCOME TAXES	3,534	2,664	6,198	1,619	722	2,341
Net Income	$6,943	$4,946	$11,889	$702	$1,596	$2,298

EARNINGS PER SHARE
Basic	$0.15	$0.11	$0.26	$0.01	$0.04	$0.05
Diluted	0.15	0.11	0.26	0.01	0.04	0.05
(1) For the second quarter of fiscal 2015, includes restructuring charges of $7,429 net of $2,600 of taxes and acquisition-related charges of $181 net of $64 of taxes. For the second quarter of fiscal 2014, includes restructuring charges of $2,318 net of $722 of taxes.
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
(3) The Company defines segment income (loss) as income from operations plus equity in earnings from unconsolidated affiliates.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the second quarter of fiscal 2015 were $444.3 million, an increase of $27.7 million or 6.6% from the second quarter of fiscal 2014. The increase primarily relates to a favorable mix of engines sold, higher sales of pressure washers, snow throwers and commercial lawn and garden equipment in North America, and the results of the Allmand acquisition, which closed in August of this fiscal year. The increase in net sales was partially offset by reduced shipment volumes of small engines used on walk mowers in North America due to elevated channel inventories following this past season and lower generator sales due to adequate channel inventories and no major storm activity.

Engines Segment net sales of $271.7 million in the second quarter of fiscal 2015 increased $6.0 million or 2.1% from the prior year. Net sales increased due to an improved sales mix of large engines used on lawn and garden equipment for the North American and European markets and higher service parts sales. Total engine volumes shipped in the quarter decreased by 2.2% or approximately 40,000 engines. The decrease in unit shipments was due to reduced shipments of small engines used on walk mowers in North America resulting from elevated inventories following this past lawn and garden season.

Products Segment net sales of $199.1 million in the second quarter of fiscal 2015 increased by $27.5 million or 16.1% from the prior year. This increase was due to higher sales of pressure washers, commercial lawn and garden equipment and snow throwers in North America and the results of the Allmand acquisition. Partially offsetting the increase were lower sales of riding mowers and snow throwers in Europe following last year’s mild winter, lower generator sales due to adequate channel inventories and no major storm activity, and an unfavorable foreign exchange impact of $1.1 million primarily due to the devaluation of the Australian dollar and Brazilian Real.

GROSS PROFIT

The consolidated gross profit percentage was 19.8% in the second quarter of fiscal 2015, an increase from 18.6% in the same period last year.

The Engines Segment gross profit percentage was 23.1% in the second quarter of fiscal 2015, higher than the 20.4% in the second quarter of fiscal 2014. The Engines Segment adjusted gross profit percentage for the second quarter of 2015 was 23.1%, which was higher than the 21.0% in the second quarter of fiscal 2014. Engines segment adjusted gross profit margins improved 210 basis points year over year on an improved product sales mix of large engines and lower retirement plan expense. Favorable sales mix, which was driven by higher service parts sales and proportionately higher sales of large engines, improved adjusted gross profit margins by 100 basis points. Favorable foreign exchange, primarily related to the Japanese Yen, improved adjusted gross profit margins by 50 basis points. The previously announced retirement plan changes, which were implemented in January of calendar 2014, improved fiscal 2015 adjusted gross profit margins by $2.4 million, or 90 basis points. These improvements were partially offset by slightly lower production levels and certain production cost increases.

The Products Segment gross profit percentage was 12.7% for the second quarter of fiscal 2015, slightly down from 12.8% in the second quarter of fiscal 2014. The Products Segment adjusted gross profit percentage for the second quarter of 2015 was 16.1%, which was higher than the 13.0% for the second quarter of fiscal 2014. Products adjusted gross profit margins increased by 310 basis points year over year due to improved sales mix, including the Allmand acquisition, and higher manufacturing throughput. Favorable sales mix improved adjusted gross margins by 340 basis points due to a focus on selling higher margin lawn and garden equipment and the benefit of the Allmand acquisition. In addition, manufacturing throughput increased year over year by 36%, benefitting adjusted gross margins by approximately 160 basis points. Throughput is increased due to higher production of snow throwers as well as pressure washers and riding mowers to facilitate the previously announced upcoming closure of the McDonough, Georgia plant. Offsetting the increase in adjusted gross profit margins was an unfavorable foreign exchange impact of approximately 150 basis points primarily due to the devaluation of the Australian dollar and Brazilian Real, and the unfavorable impact of 40 basis points due to slightly higher material costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $74.0 million in the second quarter of fiscal 2015, an increase of $2.2 million or 3.1% from the second quarter of fiscal 2014.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Engines Segment engineering, selling, general and administrative expenses were $45.2 million in the second quarter of fiscal 2015, a decrease of $0.8 million from the second quarter of fiscal 2014. The decrease was primarily due to the previously announced retirement plan changes, which reduced the expense by $1.9 million, partially offset by higher compensation expense.

The Products Segment fiscal 2015 second quarter engineering, selling, general and administrative expenses were $23.4 million, an increase of $3.2 million from the second quarter of fiscal 2014. The increase was mainly due to $3.2 million from the Allmand acquisition and increased compensation expense, partially offset by $1.7 million in savings related to the restructuring initiative announced in July 2014.

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring actions and acquisition-related charges, for the six months ended fiscal December 2015 and 2014 (in thousands, except per share data):

	Six Months Ended Fiscal December
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted(2)
NET SALES:
Engines	$424,820	$—	$424,820	$449,499	$—	$449,499
Products	365,178	—	365,178	324,564	—	324,564
Inter-Segment Eliminations	(53,082)	—	(53,082)	(40,167)	—	(40,167)
Total	$736,916	$—	$736,916	$733,896	$—	$733,896
GROSS PROFIT:
Engines	$90,696	$—	$90,696	$79,493	$3,396	$82,889
Products	44,597	14,864	59,461	39,784	2,082	41,866
Inter-Segment Eliminations	(104)	—	(104)	1,920	—	1,920
Total	$135,189	$14,864	$150,053	$121,197	$5,478	$126,675
SEGMENT INCOME (LOSS) (3):
Engines	$5,040	$—	$5,040	$(7,266)	$3,821	$(3,445)
Products	(11,997)	16,761	4,764	(11,870)	2,082	(9,788)
Inter-Segment Eliminations	(104)	—	(104)	1,920	—	1,920
Total	$(7,061)	$16,761	$9,700	$(17,216)	$5,903	$(11,313)

Reconciliation from Segment Income (Loss) to Income (Loss) from Operations:
Equity in Earnings from Unconsolidated Affiliates	3,341	—	3,341	2,551	—	2,551
Income (Loss) from Operations	$(10,402)	$16,761	$6,359	$(19,767)	$5,903	$(13,864)

INTEREST EXPENSE	(9,408)	—	(9,408)	(9,103)	—	(9,103)
OTHER INCOME, Net	4,425	—	4,425	3,843	—	3,843
Income (Loss) Before Income Taxes	(15,385)	16,761	1,376	(25,027)	5,903	(19,124)
PROVISION (CREDIT) FOR INCOME TAXES	(7,049)	5,866	(1,183)	(6,380)	1,456	(4,924)
Net Income (Loss)	$(8,336)	$10,895	$2,559	$(18,647)	$4,447	$(14,200)

EARNINGS (LOSS) PER SHARE
Basic	$(0.19)	$0.24	$0.05	$(0.41)	$0.10	$(0.31)
Diluted	(0.19)	0.24	0.05	(0.41)	0.10	(0.31)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(1) For the first six months of fiscal 2015, includes restructuring charges of $15,230 net of $5,330 of taxes and acquisition-related charges of $1,531 net of $536 of taxes. For the first six months of fiscal 2014, includes restructuring charges of $5,903 net of $1,456 of taxes.
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

NET SALES

Consolidated net sales for the first six months of fiscal 2015 were $736.9 million, an increase of $3.0 million or 0.4% from the first six months of fiscal 2014, due to higher sales of pressure washers, commercial lawn and garden equipment and snow throwers in North America as well as the results of the Allmand acquisition. This increase in net sales was partially offset by reduced shipment volumes of small engines used on walk mowers in North America and lower sales of generators.

Engines Segment net sales of $424.8 million in the first six months of fiscal 2015 decreased $24.7 million or 5.5% from the prior year. Total engine volumes shipped in the first six months of fiscal 2015 decreased by 8.2% or approximately 236,000 engines compared to the same period last year. The decrease in unit shipments was due to reduced shipments of small engines used on walk mowers in North America resulting from elevated inventories following this past lawn and garden season. Partially offsetting the decrease in net sales was an improved sales mix of large engines used on lawn and garden equipment for the North American and European markets.

Products Segment net sales of $365.2 million in the first six months of fiscal 2015 increased by $40.6 million or 12.5% from the prior year. This increase was due to higher sales of pressure washers, commercial lawn and garden equipment and snow throwers in North America and the results of the Allmand acquisition. Partially offsetting the increase were lower sales of riding mowers and snow throwers in Europe following last year’s mild winter, lower generator sales due to adequate channel inventories and no major storm activity, and an unfavorable foreign exchange impact of $3.1 million primarily due to the devaluation of the Australian dollar and Brazilian Real.

GROSS PROFIT

The consolidated gross profit percentage was 18.4% in the first six months of fiscal 2015, an increase from 16.5% in the same period last year.

The Engines Segment gross profit percentage was 21.3% in the first six months of fiscal 2015, higher than the 17.7% in the first six months of fiscal 2014. The Engines Segment adjusted gross profit percentage for the first six months of 2015 was 21.3%, which was higher than the 18.4% in the first six months of fiscal 2014. Engines Segment adjusted gross profit margins improved 290 basis points year over year on an improved product sales mix of large engines, higher manufacturing volume, improved efficiencies, and lower retirement plan expense. Plant efficiency improvements, cost reductions and a favorable mix of engines produced benefitted adjusted gross margins by approximately 80 basis points. Engines produced were higher by 5% in the first six months of fiscal 2015 benefitting adjusted gross margins by approximately 30 basis points. Engine production was increased to support higher demand for large engines for riding equipment and to support pre-building of products related to the closure of the McDonough plant. Favorable sales mix, which was driven by proportionately higher sales of large engines, improved adjusted gross profit margins by 40 basis points. Favorable foreign exchange, primarily related to the Japanese Yen, improved adjusted gross profit margins by 30 basis points. The previously announced retirement plan changes, which were implemented in January of calendar 2014, improved fiscal 2015 adjusted gross profit margins by $4.7 million, or 110 basis points.

The Products Segment gross profit percentage was 12.2% for the first six months of fiscal 2015, slightly down from 12.3% in the first six months of fiscal 2014. The Products Segment adjusted gross profit percentage for the first six months of 2015 was 16.3%, which was higher than the 12.9% for the first six months of fiscal 2014. Products Segment adjusted gross profit margins increased by 340 basis points year over year due to improved sales mix, including the Allmand acquisition, and higher manufacturing throughput. Favorable sales mix improved adjusted gross margins by 320 basis points due to a focus on selling higher margin lawn and garden equipment and the benefit of the Allmand acquisition. In addition, manufacturing throughput increased year over year by 45%,

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

benefitting adjusted gross margins by approximately 170 basis points. Throughput is increased due to higher production of snow throwers as well as pressure washers and riding mowers to facilitate the previously announced upcoming closure of the McDonough plant. Offsetting the increase in adjusted gross profit margins was an unfavorable foreign exchange impact of approximately 110 basis points primarily due to the devaluation of the Australian dollar and Brazilian Real, and the unfavorable impact of 40 basis points due to higher material costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $144.1 million in the first six months of fiscal 2015, an increase of $3.5 million or 2.5% from the first six months of fiscal 2014.

The Engines Segment engineering, selling, general and administrative expenses were $88.3 million in the first six months of fiscal 2015, a decrease of $1.0 million from the first six months of fiscal 2014. The decrease was primarily due to the previously announced retirement plan changes, which reduced engineering, selling, general and administrative expenses by $3.6 million, partially offset by increased compensation expense and international expenses.

The Products Segment engineering, selling, general and administrative expenses for the first six months of fiscal 2015 were $57.3 million, an increase of $5.7 million from the first six months of fiscal 2014. The increase was mainly due to $5.9 million related to the Allmand acquisition, increased compensation expense, and higher international expenses, partially offset by $2.8 million in savings related to the restructuring initiative announced in July 2014.

ACQUISITION

On August 29, 2014, the Company completed the acquisition of Allmand Bros., Inc. for approximately $62 million in cash, net of cash acquired. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Allmand, which is included within our Products segment, has annual net sales of approximately $80 million.

INTEREST EXPENSE

Interest expense for the second quarter and first six months of fiscal 2015 was $0.3 million higher compared to the same periods a year ago.

PROVISION FOR INCOME TAXES

The effective tax rates for the second quarter and first six months of fiscal 2015 were 33.7% and 45.8%, compared to 69.8% and 25.5% for the respective periods last year. The tax rates for the second quarter and first six months of fiscal 2015 were primarily due to losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits and the re-enactment of the U.S. research and development tax credit. In addition, the tax rate for the first six months of fiscal 2015 was impacted by the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit. The tax rates for the second quarter and first six months of fiscal 2014 were primarily due to losses incurred at certain foreign subsidiaries for which the Company did not receive tax benefits.

RESTRUCTURING ACTIONS

During the second quarter of fiscal 2015, the Company made progress on implementing the previously announced restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to reduce costs. The Company expects to close its McDonough plant in the fourth quarter of fiscal 2015 and consolidate production into existing facilities in Wisconsin and New York.  Pre-tax restructuring costs for the second quarter and first six months of fiscal 2015 were $7.4 million and $15.2 million, respectively, and pre-tax savings were $1.7 million and $2.8 million, respectively. Pre-tax restructuring cost estimates for fiscal 2015 remain unchanged at $30 million to $37 million. Total annual cost savings as a result of these actions are anticipated to be approximately $15 million to $20 million, with approximately $5 million to $7 million expected to be realized in fiscal 2015 and the remainder realized in fiscal 2016.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of fiscal 2015 were $114.0 million compared to $45.2 million in the first six months of fiscal 2014. The increase in operating cash flows used was primarily related to higher inventory levels to facilitate the upcoming closure of the McDonough plant and the introduction of a new engine line in fiscal 2015, partially offset by improvements in managing outstanding accounts receivable.

Cash flows used in investing activities were $85.1 million and $18.0 million during the first six months of fiscal 2015 and fiscal 2014, respectively. The $67.1 million increase in cash used in investing activities was primarily related to $62.1 million of cash paid for the Allmand acquisition and $5.2 million of higher additions to plant and equipment during the first six months of fiscal 2015.

Cash flows provided by financing activities were $57.3 million during the first six months of fiscal 2015 as compared to $27.1 million of cash flows used in financing activities during the first six months of fiscal 2014. The $84.4 million increase in cash provided by financing activities was primarily attributable to $87.0 million of borrowings on the Revolver in fiscal 2015 compared to no such borrowings in fiscal 2014 and $2.7 million of higher stock option exercise proceeds in fiscal 2015 compared to fiscal 2014, partially offset by $6.5 million of higher treasury stock purchases in fiscal 2015 compared to fiscal 2014.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver from October 13, 2016 to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of December 28, 2014, $87.0 million was outstanding under the Revolver.

On January 22, 2014 the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program. On August 13, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program. As of December 28, 2014, the total remaining authorization was approximately $59.7 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months ended December 28, 2014, the Company repurchased 1,428,588 shares on the open market at an average price of $19.33 per share.

The Company expects capital expenditures to be approximately $60 million to $65 million in fiscal 2015. These anticipated expenditures reflect our plans to continue to reinvest in efficient equipment and innovative new products.

During the first six months of fiscal 2015, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will make no required minimum contributions to the qualified pension plan during the remainder of fiscal 2015. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of December 28, 2014, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2015.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended December 28, 2014.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
September 29, 2014 to October 26, 2014	314,702	$18.11	314,702	$63,840,246
October 27, 2014 to November 23, 2014	208,722	19.87	208,722	59,692,940
November 24, 2014 to December 28, 2014	—	—	—	59,692,940
Total Second Quarter	523,424	$18.81	523,424	$59,692,940

(1)
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	February 3, 2015	/s/ David J. Rodgers
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements