Form 10-Q
period 2015-03-29
BRIGGS & STRATTON CORP
filed 2015-05-05
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
COMMON STOCK, par value $0.01 per share	44,599,944 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 29, 2015	June 29, 2014
CURRENT ASSETS:
Cash and Cash Equivalents	$49,694	$194,668
Accounts Receivable, Net	315,725	220,590
Inventories -
Finished Products and Parts	323,059	268,116
Work in Process	115,145	102,431
Raw Materials	8,692	5,556
Total Inventories	446,896	376,103
Deferred Income Tax Asset	48,958	48,958
Prepaid Expenses and Other Current Assets	35,463	30,016
Total Current Assets	896,736	870,335
OTHER ASSETS:
Goodwill	156,278	144,522
Investments	29,354	27,137
Debt Issuance Costs	3,950	4,671
Other Intangible Assets, Net	95,405	80,317
Long-Term Deferred Income Tax Asset	129	15,178
Other Long-Term Assets, Net	12,445	10,539
Total Other Assets	297,561	282,364
PLANT AND EQUIPMENT:
Cost	1,028,368	1,035,848
Less - Accumulated Depreciation	728,136	738,841
Total Plant and Equipment, Net	300,232	297,007
TOTAL ASSETS	$1,494,529	$1,449,706

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 29, 2015	June 29, 2014
CURRENT LIABILITIES:
Accounts Payable	$197,476	$169,271
Short-Term Debt	60,100	—
Accrued Liabilities	158,644	133,916
Total Current Liabilities	416,220	303,187
OTHER LIABILITIES:
Accrued Pension Cost	107,992	126,529
Accrued Employee Benefits	24,487	24,491
Accrued Postretirement Health Care Obligation	51,750	59,290
Deferred Income Tax Liability	3,414	—
Other Long-Term Liabilities	40,822	38,775
Long-Term Debt	225,000	225,000
Total Other Liabilities	453,465	474,085
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	76,332	78,466
Retained Earnings	1,056,981	1,048,466
Accumulated Other Comprehensive Loss	(218,840)	(195,257)
Treasury Stock at cost, 13,174 and 11,536 shares, respectively	(290,208)	(259,820)
Total Shareholders’ Investment	624,844	672,434
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,494,529	$1,449,706

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
NET SALES	$619,015	$628,403	$1,355,931	$1,362,299
COST OF GOODS SOLD	492,847	498,927	1,080,883	1,106,148
RESTRUCTURING CHARGES	7,088	(774)	20,780	4,704
Gross Profit	119,080	130,250	254,268	251,447
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	72,714	74,863	216,767	215,402
RESTRUCTURING CHARGES	943	—	2,481	425
Income from Operations	45,423	55,387	35,020	35,620
INTEREST EXPENSE	(5,233)	(4,720)	(14,641)	(13,823)
OTHER INCOME, Net	2,323	2,295	6,749	6,138
Income Before Income Taxes	42,513	52,962	27,128	27,935
PROVISION FOR INCOME TAXES	8,592	13,809	1,542	7,429
NET INCOME	$33,921	$39,153	$25,586	$20,506

EARNINGS PER SHARE
Basic	$0.75	$0.82	$0.56	$0.43
Diluted	0.75	0.82	0.56	0.43

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,160	46,129	44,605	46,549
Diluted	44,241	46,245	44,656	46,615

DIVIDENDS PER SHARE	$0.125	$0.12	$0.375	$0.36

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net Income	$33,921	$39,153	$25,586	$20,506
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(12,925)	2,212	(34,045)	(1,160)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	(173)	1,381	3,333	2,568
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,377	4,381	7,129	13,168
Other Comprehensive Income (Loss)	(10,721)	7,974	(23,583)	14,576
Total Comprehensive Income	$23,200	$47,127	$2,003	$35,082

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2015	March 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$25,586	$20,506
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	39,302	38,333
Stock Compensation Expense	4,840	5,822
Loss on Disposition of Plant and Equipment	300	462
Provision (Credit) for Deferred Income Taxes	914	(8,705)
Equity in Earnings of Unconsolidated Affiliates	(5,005)	(4,277)
Dividends Received from Unconsolidated Affiliates	4,381	4,069
Non-Cash Restructuring Charges	12,445	3,386
Change in Operating Assets and Liabilities:
Accounts Receivable	(88,898)	(147,738)
Inventories	(58,715)	11,713
Other Current Assets	5,917	(9,083)
Accounts Payable, Accrued Liabilities and Income Taxes	18,844	76,335
Other, Net	(12,046)	(4,856)
Net Cash Used in Operating Activities	(52,135)	(14,033)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(44,157)	(29,471)
Proceeds Received on Disposition of Plant and Equipment	318	109
Cash Paid for Acquisition, Net of Cash Acquired	(59,855)	—
Other, Net	(250)	—
Net Cash Used in Investing Activities	(103,944)	(29,362)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Short-Term Debt	—	(300)
Net Borrowings on Revolver	60,100	—
Debt Issuance Costs	—	(949)
Treasury Stock Purchases	(39,560)	(30,066)
Stock Option Exercise Proceeds and Tax Benefits	3,921	4,361
Cash Dividends Paid	(11,374)	(11,387)
Net Cash Provided by (Used in) Financing Activities	13,087	(38,341)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,982)	529
NET DECREASE IN CASH AND CASH EQUIVALENTS	(144,974)	(81,207)
CASH AND CASH EQUIVALENTS, Beginning	194,668	188,445
CASH AND CASH EQUIVALENTS, Ending	$49,694	$107,238

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended March 29, 2015
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(8,067)	$2,422	$(202,474)	$(208,119)
Other Comprehensive Income (Loss) Before Reclassification	(12,925)	3,824	—	(9,101)
Income Tax Benefit (Expense)	—	(1,453)	—	(1,453)
Net Other Comprehensive Income (Loss) Before Reclassifications	(12,925)	2,371	—	(10,554)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(4,728)	—	(4,728)
Realized (Gains) Losses - Commodity Contracts (1)	—	319	—	319
Realized (Gains) Losses - Interest Rate Swaps (1)	—	306	—	306
Amortization of Prior Service Costs (Credits) (2)	—	—	(644)	(644)
Amortization of Actuarial Losses (2)	—	—	4,477	4,477
Total Reclassifications Before Tax	—	(4,103)	3,833	(270)
Income Tax Expense (Benefit)	—	1,559	(1,456)	103
Net Reclassifications	—	(2,544)	2,377	(167)
Other Comprehensive Income (Loss)	(12,925)	(173)	2,377	(10,721)
Ending Balance	$(20,992)	$2,249	$(200,097)	$(218,840)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine Months Ended March 29, 2015
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$13,053	$(1,084)	$(207,226)	$(195,257)
Other Comprehensive Income (Loss) Before Reclassification	(34,045)	10,629	—	(23,416)
Income Tax Benefit (Expense)	—	(4,039)	—	(4,039)
Net Other Comprehensive Income (Loss) Before Reclassifications	(34,045)	6,590	—	(27,455)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(7,025)	—	(7,025)
Realized (Gains) Losses - Commodity Contracts (1)	—	841	—	841
Realized (Gains) Losses - Interest Rate Swaps (1)	—	931	—	931
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,933)	(1,933)
Amortization of Actuarial Losses (2)	—	—	13,432	13,432
Total Reclassifications Before Tax	—	(5,253)	11,499	6,246
Income Tax Expense (Benefit)	—	1,996	(4,370)	(2,374)
Net Reclassifications	—	(3,257)	7,129	3,872
Other Comprehensive Income (Loss)	(34,045)	3,333	7,129	(23,583)
Ending Balance	$(20,992)	$2,249	$(200,097)	$(218,840)
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

4. Acquisitions

On August 29, 2014, the Company acquired all of the outstanding shares of Allmand Bros., Inc. ("Allmand") of Holdrege, Nebraska for total cash consideration of $59.9 million, net of cash acquired. The total cash consideration, net of cash acquired, decreased by $2.2 million during the third quarter of fiscal 2015 due to finalization of the working capital adjustment. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Its products are used in a variety of industries, including construction, roadway, oil and gas, mining, and sporting and special events. Allmand's products are generally powered by diesel engines, and distributed through national and regional equipment rental companies, equipment dealers and distributors. Allmand sells its products and service parts in approximately 40 countries. As of March 29, 2015, the Company recorded a preliminary purchase price allocation based on its initial estimates of fair value. The preliminary purchase price allocation resulted in the recognition of $15.5 million of goodwill, which was allocated to the Products Segment, and $24.1 million of intangible assets, including $15.7 million of customer relationships, $8.1 million of tradenames, and $0.3 million of other intangible assets.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

5. Restructuring Actions
During the first quarter of fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to reduce costs. The Company closed its McDonough, Georgia plant in the fourth quarter of fiscal 2015 and is consolidating production into existing facilities in Wisconsin and New York.

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

The restructuring actions discussed above resulted in pre-tax charges of $8.0 million ($5.2 million after tax or $0.11 per diluted share) and $23.3 million ($15.1 million after tax or $0.33 per diluted share) recorded within the Products Segment for the third quarter and first nine months of fiscal 2015, respectively. Total estimated pre-tax restructuring cost estimates for the restructuring actions remain unchanged at $30 million to $37 million, including non-cash write-downs of $15 million to $20 million.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to Products Segment restructuring activities for the nine month period ended March 29, 2015 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 29, 2014	$—	$105	$105
Provisions	5,326	17,935	23,261
Cash Expenditures	(650)	(5,595)	(6,245)
Other Adjustments (1)	—	(12,445)	(12,445)
Reserve Balance at March 29, 2015	$4,676	$—	$4,676
(1) Other adjustments includes $1.2 million of asset impairments and $11.2 million of accelerated depreciation.
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

Information on earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Net Income	$33,921	$39,153	$25,586	$20,506
Less: Allocation to Participating Securities	(893)	(1,150)	(626)	(552)
Net Income Available to Common Shareholders	$33,028	$38,003	$24,960	$19,954
Average Shares of Common Stock Outstanding	44,160	46,129	44,605	46,549
Diluted Average Shares Outstanding	44,241	46,245	44,656	46,615
Basic Earnings Per Share	$0.75	$0.82	$0.56	$0.43
Diluted Earnings Per Share	$0.75	$0.82	$0.56	$0.43

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Options to Purchase Shares of Common Stock (in thousands)	845	508	845	916
Weighted Average Exercise Price of Options Excluded	$20.33	$36.68	$20.33	$29.62

On January 22, 2014, the Board of Directors of the Company authorized up to $50 million in funds for use in the Company’s common share repurchase program. On August 13, 2014, the Board of Directors of the Company authorized up to an additional $50 million in funds associated with the common share repurchase program. As of March 29, 2015, the total remaining authorization was approximately $47.7 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended March 29, 2015, the Company repurchased 2,039,399 shares on the open market at an average price of $19.40 per share, as compared to 1,479,626 shares purchased on the open market at an average price of $20.32 per share during the nine months ended March 30, 2014.

7. Investments

This caption represents the Company’s investments in unconsolidated affiliated companies.

During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. In the first quarter of fiscal 2015, a second independent distributor joined the venture and, as a result, the Company recorded an additional investment of $2.8 million. During the second quarter of fiscal 2015, the venture acquired a third independent distributor. The Company uses the equity method to account for this investment, and the earnings of the unconsolidated affiliate are recorded within the Products Segment. As of March 29, 2015, the Company's total investment in the venture was $10.1 million, and its ownership percentage was 11.9%.
8. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Components of Net Periodic Expense (Income):
Service Cost	$858	$1,911	$74	$83
Interest Cost on Projected Benefit Obligation	12,445	13,436	902	1,150
Expected Return on Plan Assets	(18,659)	(18,538)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(689)	(724)
Actuarial Loss	3,315	6,276	1,162	1,504
Net Periodic Expense (Income)	$(1,996)	$3,130	$1,449	$2,013

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
Components of Net Periodic Expense (Income):
Service Cost	$2,574	$5,735	$222	$250
Interest Cost on Projected Benefit Obligation	37,336	40,307	2,706	3,450
Expected Return on Plan Assets	(55,978)	(55,614)	—	—
Amortization of:
Prior Service Cost (Credit)	135	135	(2,068)	(2,172)
Actuarial Loss	9,946	18,821	3,486	4,512
Net Periodic Expense (Income)	$(5,987)	$9,384	$4,346	$6,040

On January 1, 2014, an amendment to the Company's defined benefit retirement plans became effective that froze accruals for all U.S. non-bargaining employees. Also, on January 1, 2014, amendments became effective that increased benefits under the defined contribution plans.

The Company expects to make benefit payments of $3.2 million attributable to its non-qualified pension plans during fiscal 2015. During the first nine months of fiscal 2015, the Company made payments of approximately $2.3 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $12.7 million for its other postretirement benefit plans during fiscal 2015. During the first nine months of fiscal 2015, the Company made payments of $11.7 million for its other postretirement benefit plans.

During the first nine months of fiscal 2015, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan during the remainder of fiscal 2015. In addition, the Company expects it will not be required to make minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2019. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.
9. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.5 million and $4.8 million for the three and nine months ended March 29, 2015, respectively. For the three and nine months ended March 30, 2014, stock based compensation expense was $1.3 million and $5.8 million, respectively.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As of March 29, 2015 and June 29, 2014, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		March 29, 2015	June 29, 2014
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	13,801	19,904
Brazilian Real	Sell	11,608	—
Canadian Dollar	Sell	6,700	3,100
Chinese Renminbi	Buy	223,575	—
Euro	Sell	46,590	49,300
Euro	Buy	6,000	—
Japanese Yen	Buy	1,014,000	530,000
Mexican Peso	Sell	—	3,000
Commodity:
Natural Gas (Therms)	Buy	10,304	5,686

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	March 29, 2015	June 29, 2014
Interest rate contracts
Other Long-Term Assets	$—	$43
Other Long-Term Liabilities	(1,354)	(1,209)
Foreign currency contracts
Other Current Assets	9,740	337
Other Long-Term Assets	31	12
Accrued Liabilities	(1,235)	(665)
Other Long-Term Liabilities	(47)	(9)
Commodity contracts
Other Current Assets	—	39
Accrued Liabilities	(598)	(35)
Other Long-Term Liabilities	(221)	(14)
	$6,316	$(1,501)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Three months ended March 29, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(381)	Net Sales	$(306)	$—
Foreign currency contracts - sell	(120)	Net Sales	5,146	—
Foreign currency contracts - buy	357	Cost of Goods Sold	(418)	—
Commodity contracts	(29)	Cost of Goods Sold	(319)	—
	$(173)		$4,103	$—

	Three months ended March 30, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$15	Net Sales	$(302)	$—
Foreign currency contracts - sell	348	Net Sales	(138)	—
Foreign currency contracts - buy	170	Cost of Goods Sold	(310)	—
Commodity contracts	848	Cost of Goods Sold	(1,165)	—
	$1,381		$(1,915)	$—

	Nine months ended March 29, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(120)	Net Sales	$(931)	$—
Foreign currency contracts - sell	3,720	Net Sales	7,689	—
Foreign currency contracts - buy	(51)	Cost of Goods Sold	(664)	—
Commodity contracts	(216)	Cost of Goods Sold	(841)	—
	$3,333		$5,253	$—

	Nine months ended March 30, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$20	Net Sales	$(899)	$—
Foreign currency contracts - sell	(751)	Net Sales	(248)	—
Foreign currency contracts - buy	142	Cost of Goods Sold	(949)	—
Commodity contracts	3,157	Cost of Goods Sold	(4,823)	—
	$2,568		$(6,919)	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

During the next twelve months, the estimated net amount of income on cash flow hedges as of March 29, 2015 expected to be reclassified out of AOCI into earnings is $4.8 million.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2015 and June 29, 2014 (in thousands):

		Fair Value Measurements Using
	March 29, 2015	Level 1	Level 2	Level 3
Assets:
Derivatives	$9,771	$—	$9,771	$—
Liabilities:
Derivatives	$3,455	$—	$3,455	$—
	June 29, 2014	Level 1	Level 2	Level 3
Assets:
Derivatives	$431	$—	$431	$—
Liabilities:
Derivatives	$1,932	$—	$1,932	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 16) at March 29, 2015 and June 29, 2014 was $248.6 million and $251.4 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 16) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at March 29, 2015 and June 29, 2014 due to the short-term nature of these instruments.

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

	Nine Months Ended
	March 29, 2015	March 30, 2014
Beginning Balance	$44,744	$45,037
Payments	(20,106)	(20,336)
Provision for Current Year Warranties	22,493	20,889
Changes in Estimates	(46)	(616)
Ending Balance	$47,085	$44,974

13. Income Taxes
The effective tax rates for the third quarter and first nine months of fiscal 2015 were 20.2% and 5.7%, compared to 26.1% and 26.6% for the respective periods last year. The tax rates for the third quarter and first nine months of fiscal 2015 were primarily impacted by incremental federal research & development (R&D) tax credits related to prior years, offset by reserves for unrecognized tax positions for a net tax benefit of $4.7 million and $5.0 million, respectively. In addition, the tax rate for the first nine months of fiscal 2015 was impacted by the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit. The tax rates for the third quarter and the first nine months of fiscal 2014 included a taxpayer election filed pursuant to the outcome of a U.S. court case that provided the Company precedent to record a tax benefit of $2.9 million for the permanent exclusion of qualified export activity from prior years’ taxable income.

For the three and nine months ended March 29, 2015, the Company's unrecognized tax benefits increased by $4.2 million and $2.1 million, respectively, all of which impacted the current effective tax rate. This amount substantially consists of the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit, offset by the recording of additional reserves associated with incremental R&D credit claimed.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. The Company is no longer subject to U.S. federal income tax examinations before fiscal 2012 and is currently under audit by various other jurisdictions. With respect to the Company's major foreign jurisdictions, they are no longer subject to tax examinations before fiscal 2004.

14. Commitments and Contingencies
Briggs & Stratton is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery has concluded. Both parties moved for summary judgment, which was fully

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

briefed on December 23, 2014. Summary judgment is currently pending before the court, and no hearing date or trial date has been set.
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

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
NET SALES:
Engines	$432,248	$452,359	$857,067	$901,858
Products	211,135	205,160	576,313	529,724
Inter-Segment Eliminations	(24,368)	(29,116)	(77,449)	(69,283)
Total	$619,015	$628,403	$1,355,931	$1,362,299
GROSS PROFIT:
Engines	$98,885	$107,930	$189,580	$187,423
Products	19,908	22,365	64,505	62,149
Inter-Segment Eliminations	287	(45)	183	1,875
Total	$119,080	$130,250	$254,268	$251,447
SEGMENT INCOME (LOSS):
Engines	$54,928	$62,071	$59,967	$54,805
Products	(8,128)	(4,913)	(20,125)	(16,783)
Inter-Segment Eliminations	287	(45)	183	1,875
Total	$47,087	$57,113	$40,025	$39,897

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	1,664	1,726	5,005	4,277
Income from Operations	$45,423	$55,387	$35,020	$35,620
INTEREST EXPENSE	(5,233)	(4,720)	(14,641)	(13,823)
OTHER INCOME, Net	2,323	2,295	6,749	6,138
Income Before Income Taxes	42,513	52,962	27,128	27,935
PROVISION FOR INCOME TAXES	8,592	13,809	1,542	7,429
Net Income	$33,921	$39,153	$25,586	$20,506

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges and acquisition-related charges included in gross profit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
PRE-TAX RESTRUCTURING CHARGES AND ACQUISITION-RELATED CHARGES INCLUDED IN GROSS PROFIT:
Engines	$—	$(774)	$—	$2,622
Products	7,088	—	21,952	2,082
Total	$7,088	$(774)	$21,952	$4,704

Pre-tax restructuring charges and acquisition-related charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2015	March 30, 2014	March 29, 2015	March 30, 2014
PRE-TAX RESTRUCTURING CHARGES AND ACQUISITION-RELATED CHARGES INCLUDED IN SEGMENT INCOME (LOSS):
Engines	$—	$(774)	$—	$3,047
Products	8,141	—	24,902	2,082
Total	$8,141	$(774)	$24,902	$5,129
16. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	March 29, 2015	June 29, 2014
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	60,100	—
	$285,100	$225,000

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the amendment to the Revolver in the second quarter of fiscal 2014, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. As of March 29, 2015, $60.1 million was outstanding under the Revolver.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

17. Separate Financial Information of Subsidiary Guarantor of Indebtedness

Under the terms of the Company’s Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, was the sole joint and several guarantor of the Domestic Indebtedness (the “Guarantor”) as of March 29, 2015 and June 29, 2014. The Guarantor provides a full and unconditional guarantee of the Domestic Indebtedness, except for certain customary limitations. These customary limitations, which are described in detail in the First Supplemental Indenture (Indenture) dated December 20, 2010, include (i) the sale of the guarantor or substantially all of the guarantor’s assets, (ii) the designation of the guarantor as an unrestricted subsidiary for covenant purposes, (iii) the guarantor ceasing to guarantee certain other indebtedness, if the guarantor is also not a significant subsidiary within the meaning of Article 1, Rule 1-02 of Regulation S-X, and (iv) achieving the Indenture’s requirements for legal defeasance, covenant defeasance or discharge. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	March 29, 2015 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$60,100	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor Subsidiary and its Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of March 29, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$5,946	$455	$43,293	$—	$49,694
Accounts Receivable, Net	164,675	95,655	55,395	—	315,725
Intercompany Accounts Receivable	19,650	6,690	38,401	(64,741)	—
Inventories, Net	209,572	160,022	77,302	—	446,896
Deferred Income Tax Asset	31,697	15,414	1,847	—	48,958
Prepaid Expenses and Other Current Assets	26,630	1,768	7,065	—	35,463
Total Current Assets	$458,170	$280,004	$223,303	$(64,741)	$896,736
OTHER ASSETS:
Goodwill	$128,300	$—	$27,978	$—	$156,278
Investments	29,354	—	—	—	29,354
Investments in Subsidiaries	504,606	—	—	(504,606)	—
Intercompany Note Receivable	37,667	72,354	22,918	(132,939)	—
Debt Issuance Costs	3,950	—	—	—	3,950
Other Intangible Assets, Net	—	55,007	40,398	—	95,405
Long-Term Deferred Income Tax Asset	23,271	—	129	(23,271)	129
Other Long-Term Assets, Net	7,783	3,262	1,400	—	12,445
Total Other Assets	$734,931	$130,623	$92,823	$(660,816)	$297,561
PLANT AND EQUIPMENT, NET	246,041	27,931	26,260	—	300,232
TOTAL ASSETS	$1,439,142	$438,558	$342,386	$(725,557)	$1,494,529

CURRENT LIABILITIES:
Accounts Payable	$115,794	$55,909	$25,773	$—	$197,476
Intercompany Accounts Payable	30,074	7,511	27,156	(64,741)	—
Short-Term Debt	60,100	—	—	—	60,100
Accrued Liabilities	96,202	42,053	20,389	—	158,644
Total Current Liabilities	$302,170	$105,473	$73,318	$(64,741)	$416,220
OTHER LIABILITIES:
Accrued Pension Cost	$107,115	$381	$496	$—	$107,992
Accrued Employee Benefits	24,487	—	—	—	24,487
Accrued Postretirement Health Care Obligation	37,529	14,221	—	—	51,750
Intercompany Note Payable	86,864	—	46,075	(132,939)	—
Deferred Income Tax Liabilities	—	15,781	10,904	(23,271)	3,414
Other Long-Term Liabilities	31,133	8,824	865	—	40,822
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$512,128	$39,207	$58,340	$(156,210)	$453,465
TOTAL SHAREHOLDERS’ INVESTMENT	624,844	293,878	210,728	(504,606)	624,844
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,439,142	$438,558	$342,386	$(725,557)	$1,494,529

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of June 29, 2014

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$138,926	$2,680	$53,062	$—	$194,668
Accounts Receivable, Net	86,099	100,062	34,429	—	220,590
Intercompany Accounts Receivable	15,987	3,492	32,826	(52,305)	—
Inventories, Net	165,159	146,749	64,195	—	376,103
Deferred Income Tax Asset	33,343	13,904	1,711	—	48,958
Prepaid Expenses and Other Current Assets	17,436	3,508	9,072	—	30,016
Total Current Assets	$456,950	$270,395	$195,295	$(52,305)	$870,335
OTHER ASSETS:
Goodwill	$128,300	$—	$16,222	$—	$144,522
Investments	27,137	—	—	—	27,137
Investments in Subsidiaries	470,391	—	—	(470,391)	—
Intercompany Note Receivable	49,293	84,567	13,876	(147,736)	—
Debt Issuance Costs	4,671	—	—	—	4,671
Other Intangible Assets, Net	—	55,909	24,408	—	80,317
Long-Term Deferred Income Tax Asset	32,507	—	677	(18,006)	15,178
Other Long-Term Assets, Net	7,120	2,088	1,331	—	10,539
Total Other Assets	$719,419	$142,564	$56,514	$(636,133)	$282,364
PLANT AND EQUIPMENT, NET	241,166	39,863	15,978	—	297,007
TOTAL ASSETS	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

CURRENT LIABILITIES:
Accounts Payable	$105,532	$45,171	$18,568	$—	$169,271
Intercompany Accounts Payable	21,859	6,002	24,444	(52,305)	—
Accrued Liabilities	85,735	31,863	16,318	—	133,916
Total Current Liabilities	$213,126	$83,036	$59,330	$(52,305)	$303,187
OTHER LIABILITIES:
Accrued Pension Cost	$125,481	$421	$627	$—	$126,529
Accrued Employee Benefits	24,491	—	—	—	24,491
Accrued Postretirement Health Care Obligation	44,928	14,362	—	—	59,290
Intercompany Note Payable	85,343	—	62,393	(147,736)	—
Deferred Income Tax Liabilities	—	18,006	—	(18,006)	—
Other Long-Term Liabilities	26,732	11,037	1,006	—	38,775
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$531,975	$43,826	$64,026	$(165,742)	$474,085
TOTAL SHAREHOLDERS’ INVESTMENT	672,434	325,960	144,431	(470,391)	672,434
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 29, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$408,530	$165,804	$95,155	$(50,474)	$619,015
Cost of Goods Sold	321,429	150,392	71,500	(50,474)	492,847
Restructuring Charges	—	7,088	—	—	7,088
Gross Profit	87,101	8,324	23,655	—	119,080
Engineering, Selling, General and Administrative Expenses	43,252	19,504	9,958	—	72,714
Restructuring Charges	—	943	—	—	943
Equity in Earnings from Subsidiaries	(5,072)	—	—	5,072	—
Income (Loss) from Operations	48,921	(12,123)	13,697	(5,072)	45,423
Interest Expense	(5,159)	(72)	(2)	—	(5,233)
Other Income, Net	1,375	293	655	—	2,323
Income (Loss) before Income Taxes	45,137	(11,902)	14,350	(5,072)	42,513
Provision (Credit) for Income Taxes	11,216	(4,448)	1,824	—	8,592
Net Income (Loss)	$33,921	$(7,454)	$12,526	$(5,072)	$33,921
Comprehensive Income (Loss)	$23,200	$(8,010)	$4,740	$3,270	$23,200
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 30, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$429,788	$172,493	$78,767	$(52,645)	$628,403
Cost of Goods Sold	334,097	158,623	58,852	(52,645)	498,927
Restructuring Charges	(774)	—	—	—	(774)
Gross Profit	96,465	13,870	19,915	—	130,250
Engineering, Selling, General and Administrative Expenses	43,267	20,938	10,658	—	74,863
Equity in Earnings from Subsidiaries	(3,658)	—	—	3,658	—
Income (Loss) from Operations	56,856	(7,068)	9,257	(3,658)	55,387
Interest Expense	(4,720)	—	—	—	(4,720)
Other Income, Net	2,078	15	202	—	2,295
Income (Loss) before Income Taxes	54,214	(7,053)	9,459	(3,658)	52,962
Provision (Credit) for Income Taxes	15,061	(2,598)	1,346	—	13,809
Net Income (Loss)	$39,153	$(4,455)	$8,113	$(3,658)	$39,153
Comprehensive Income (Loss)	$47,127	$(4,542)	$9,276	$(4,734)	$47,127

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended March 29, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$816,386	$413,772	$295,066	$(169,293)	$1,355,931
Cost of Goods Sold	650,398	372,129	227,649	(169,293)	1,080,883
Restructuring Charges	—	20,780	—	—	20,780
Gross Profit	165,988	20,863	67,417	—	254,268
Engineering, Selling, General and Administrative Expenses	120,553	55,248	40,966	—	216,767
Restructuring Charges	—	2,481	—	—	2,481
Equity in Loss from Subsidiaries	930	—	—	(930)	—
Income (Loss) from Operations	44,505	(36,866)	26,451	930	35,020
Interest Expense	(14,460)	(178)	(3)	—	(14,641)
Other Income, Net	4,690	1,069	990	—	6,749
Income (Loss) before Income Taxes	34,735	(35,975)	27,438	930	27,128
Provision (Credit) for Income Taxes	9,149	(13,426)	5,819	—	1,542
Net Income (Loss)	$25,586	$(22,549)	$21,619	$930	$25,586
Comprehensive Income (Loss)	$2,003	$(23,041)	$2,677	$20,364	$2,003
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended March 30, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$855,142	$425,041	$229,465	$(147,349)	$1,362,299
Cost of Goods Sold	688,280	388,123	177,094	(147,349)	1,106,148
Restructuring Charges	2,693	228	1,783	—	4,704
Gross Profit	164,169	36,690	50,588	—	251,447
Engineering, Selling, General and Administrative Expenses	123,019	56,628	35,755	—	215,402
Restructuring Charges	77	—	348	—	425
Equity in Loss from Subsidiaries	1,459	—	—	(1,459)	—
Income (Loss) from Operations	39,614	(19,938)	14,485	1,459	35,620
Interest Expense	(13,796)	—	(27)	—	(13,823)
Other Income, Net	5,882	199	57	—	6,138
Income (Loss) before Income Taxes	31,700	(19,739)	14,515	1,459	27,935
Provision (Credit) for Income Taxes	11,194	(7,275)	3,510	—	7,429
Net Income (Loss)	$20,506	$(12,464)	$11,005	$1,459	$20,506
Comprehensive Income (Loss)	$35,082	$(12,747)	$11,785	$962	$35,082

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended March 29, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(44,164)	$(9,889)	$3,398	$(1,480)	$(52,135)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(34,008)	(4,680)	(5,469)	—	(44,157)
Proceeds Received on Disposition of Plant and Equipment	90	156	72	—	318
Cash Investment in Subsidiary	(6,880)	—	—	6,880	—
Cash Paid for Acquisition, Net of Cash Acquired	(59,855)	—	—	—	(59,855)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(1,000)	—	—	1,000	—
Other, Net	(250)	—	—	—	(250)
Net Cash Provided by (Used in) Investing Activities	(101,903)	(4,524)	(5,397)	7,880	(103,944)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	60,100	12,188	(11,188)	(1,000)	60,100
Treasury Stock Purchases	(39,560)	—	—	—	(39,560)
Stock Option Exercise Proceeds and Tax Benefits	3,921	—	—	—	3,921
Cash Dividends Paid	(11,374)	—	—	—	(11,374)
Cash Investment in Subsidiary	—	—	5,400	(5,400)	—
Net Cash Provided by (Used in) Financing Activities	13,087	12,188	(5,788)	(6,400)	13,087
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,982)	—	(1,982)
Net Increase (Decrease) in Cash and Cash Equivalents	(132,980)	(2,225)	(9,769)	—	(144,974)
Cash and Cash Equivalents, Beginning	138,926	2,680	53,062	—	194,668
Cash and Cash Equivalents, Ending	$5,946	$455	$43,293	$—	$49,694

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended March 30, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(48,051)	$1,925	$32,093	$—	$(14,033)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(26,474)	(1,932)	(1,065)	—	(29,471)
Proceeds Received on Disposition of Plant and Equipment	57	33	19	—	109
Cash Investment in Subsidiary	8,107	—	(8,107)	—	—
Net Cash Provided by (Used in) Investing Activities	(18,310)	(1,899)	(9,153)	—	(29,362)
Cash Flows from Financing Activities:
Repayments on Short-Term Debt	—	—	(300)	—	(300)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(668)	668	—	—	—
Debt Issuance Costs	(949)	—	—	—	(949)
Treasury Stock Purchases	(30,066)	—	—	—	(30,066)
Stock Option Exercise Proceeds and Tax Benefits	4,361	—	—	—	4,361
Cash Dividends Paid	(11,387)	—	—	—	(11,387)
Net Cash Provided by (Used in) Financing Activities	(38,709)	668	(300)	—	(38,341)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	529	—	529
Net Increase (Decrease) in Cash and Cash Equivalents	(105,070)	694	23,169	—	(81,207)
Cash and Cash Equivalents, Beginning	162,628	1,275	24,542	—	188,445
Cash and Cash Equivalents, Ending	$57,558	$1,969	$47,711	$—	$107,238

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring actions and acquisition-related charges, for the three months ended fiscal March 2015 and 2014 (in thousands, except per share data):

	Three Months Ended Fiscal March
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted(2)
NET SALES:
Engines	$432,248	$—	$432,248	$452,359	$—	$452,359
Products	211,135	—	211,135	205,160	—	205,160
Inter-Segment Eliminations	(24,368)	—	(24,368)	(29,116)	—	(29,116)
Total	$619,015	$—	$619,015	$628,403	$—	$628,403

GROSS PROFIT:
Engines	$98,885	$—	$98,885	$107,930	$(774)	$107,156
Products	19,908	7,088	26,996	22,365	—	22,365
Inter-Segment Eliminations	287	—	287	(45)	—	(45)
Total	$119,080	$7,088	$126,168	$130,250	$(774)	$129,476

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Engines	$45,345	$—	$45,345	$47,585	$—	$47,585
Products	27,369	110	27,259	27,278	—	27,278
Total	$72,714	$110	$72,604	$74,863	$—	$74,863

RESTRUCTURING CHARGES:
Engines	$—	$—	$—	$—	$—	$—
Products	943	943	—	—	—	—
Total	$943	$943	$—	$—	$—	$—

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES
Engines	$1,388	$—	$1,388	$1,726	$—	$1,726
Products	276	—	276	—	—	—
Total	$1,664	$—	$1,664	$1,726	$—	$1,726

SEGMENT INCOME (LOSS) (3):
Engines	$54,928	$—	$54,928	$62,071	$(774)	$61,297
Products	(8,128)	8,141	13	(4,913)	—	(4,913)
Inter-Segment Eliminations	287	—	287	(45)	—	(45)
Total	$47,087	$8,141	$55,228	$57,113	$(774)	$56,339

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended Fiscal March
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted(2)
SEGMENT INCOME (LOSS) (3):	47,087	8,141	55,228	57,113	(774)	56,339
Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	1,664	—	1,664	1,726	—	1,726
Income from Operations	$45,423	$8,141	$53,564	$55,387	$(774)	$54,613

INTEREST EXPENSE	(5,233)	—	(5,233)	(4,720)	—	(4,720)
OTHER INCOME, Net	2,323	—	2,323	2,295	—	2,295
Income Before Income Taxes	42,513	8,141	50,654	52,962	(774)	52,188
PROVISION FOR INCOME TAXES	8,592	2,849	11,441	13,809	(271)	13,538
Net Income	$33,921	$5,292	$39,213	$39,153	$(503)	$38,650

EARNINGS PER SHARE
Basic	$0.75	$0.11	$0.86	$0.82	$(0.01)	$0.81
Diluted	0.75	0.11	0.86	0.82	(0.01)	0.81

(1) For the third quarter of fiscal 2015, includes restructuring charges of $8,031 net of $2,811 of taxes and acquisition-related charges of $110 net of $38 of taxes. For the third quarter of fiscal 2014, includes restructuring income of $774 net of $271 of taxes.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges and acquisition related charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
(3) The Company defines segment income (loss) as income from operations plus equity in earnings of unconsolidated affiliates.

NET SALES

Consolidated net sales for the third quarter of fiscal 2015 were $619.0 million, a decrease of $9.4 million or 1.5% from the third quarter of fiscal 2014. Engines shipped to third party OEM customers increased slightly in the quarter; however, shipments to its Products Segment were down in the quarter due to higher shipments earlier in the year to enable production in advance of the McDonough plant closure. The strengthening of the US dollar, predominantly against the Australian dollar, Brazilian real and Euro, led to an unfavorable foreign exchange impact on sales of $6.7 million. In addition, net sales were unfavorably impacted by reduced generator sales and unfavorable mix of engines shipped. Net sales benefited by higher sales in international markets, particularly Australia and Europe, and the results of the Allmand acquisition, which closed in August of this fiscal year.

Engine Segment net sales were $432.2 million in the third quarter of fiscal 2015, a decrease of $20.1 million or 4.5% from the prior year. Total engine volumes shipped in the quarter decreased by 1.6% or approximately 50,000 engines. Engines shipped to third party OEM customers increased slightly in the quarter; however, shipments to its Products Segment were down in the quarter due to higher shipments earlier in the year to enable production in advance of the McDonough plant closure. Net sales also decreased due to an unfavorable sales mix of engines sold. Despite an unfavorable foreign exchange impact of $4.3 million, largely due to the weakening of the Euro, sales into the European market increased on improved placement of its engines and an anticipated improved lawn and garden season.

Products Segment net sales were $211.1 million in the third quarter of fiscal 2015, which was an increase of $6.0 million or 2.9% from the prior year. This increase was due to higher sales in international markets, increased commercial lawn and garden equipment sales in the North American market and the results of the Allmand acquisition. Grass growing conditions in the Australian market improved in fiscal 2015, which led to increased net sales. Partially offsetting the increase was an unfavorable foreign exchange impact of $2.4 million, primarily related

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

to the weakening of the Australian dollar and Brazilian real. In addition, generator sales decreased due to fewer major power outages.

GROSS PROFIT

The consolidated gross profit percentage was 19.2% in the third quarter of fiscal 2015, a decrease from 20.7% in the same period last year.

The Engines Segment gross profit percentage, including restructuring and acquisition related charges, was 22.9% in the third quarter of fiscal 2015, lower than the 23.9% in the third quarter of fiscal 2014. The Engines Segment gross profit percentage was 22.9% in the third quarter of fiscal 2015, a decrease of 80 basis points from the prior year adjusted gross profit percentage. Manufacturing throughput decreased by 6% during the quarter, which reduced adjusted gross profit margins by approximately 140 basis points. The decrease was largely timing related as we accelerated production to earlier quarters in fiscal 2015 in order to accommodate the footprint restructuring of its Products Segment and to build engine inventories in advance of beginning production of the EXi engine platform in the second quarter of fiscal 2015. In addition, unfavorable foreign exchange, primarily related to the Euro, reduced adjusted gross profit margins by 70 basis points. Partially offsetting the lower adjusted gross profit margins were the previously announced retirement plan changes, which improved fiscal 2015 adjusted gross profit margins by $3.2 million, or 70 basis points. Manufacturing efficiency improvements in fiscal 2015 also helped offset the decrease in adjusted gross profit margins.

The Products Segment gross profit percentage, including restructuring and acquisition related charges, was 9.4% for the third quarter of fiscal 2015, down from 10.9% in the third quarter of fiscal 2014. The adjusted gross profit percentage of 12.8% increased by 190 basis points year over year. Manufacturing throughput for the first three quarters of fiscal 2015 increased by over 20%. This favorable absorption of fixed costs led to an improvement of approximately 190 basis points in the third quarter. In addition, favorable sales mix improved adjusted gross margins due to a focus on selling higher margin lawn and garden equipment and the benefit of the Allmand acquisition. Partially offsetting the increase in adjusted gross profit margins was an unfavorable foreign exchange impact of approximately 80 basis points primarily due to the weakening of the Australian dollar and Brazilian real.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $72.7 million in the third quarter of fiscal 2015, a decrease of $2.1 million or 2.9% from the third quarter of fiscal 2014.

The Engines Segment engineering, selling, general and administrative expenses were $45.3 million in the third quarter of fiscal 2015, a decrease of $2.2 million from the third quarter of fiscal 2014. The decrease was primarily due to the retirement plan changes. Higher compensation expense in fiscal 2015 was offset by the benefit of the movement in foreign exchange rates.

The Products Segment fiscal 2015 third quarter engineering, selling, general and administrative expenses were $27.4 million, an increase of $0.1 million from the third quarter of fiscal 2014. Higher spend due to the Allmand acquisition and increased compensation expense was offset by $2.3 million in savings related to the restructuring actions announced in July 2014.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring actions and acquisition-related charges, for the nine months ended fiscal March 2015 and 2014 (in thousands, except per share data):

	Nine Months Ended Fiscal March
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted(2)
NET SALES:
Engines	$857,067	$—	$857,067	$901,858	$—	$901,858
Products	576,313	—	576,313	529,724	—	529,724
Inter-Segment Eliminations	(77,449)	—	(77,449)	(69,283)	—	(69,283)
Total	$1,355,931	$—	$1,355,931	$1,362,299	$—	$1,362,299

GROSS PROFIT:
Engines	$189,580	$—	$189,580	$187,423	$2,622	$190,045
Products	64,505	21,952	86,457	62,149	2,082	64,231
Inter-Segment Eliminations	183	—	183	1,875	—	1,875
Total	$254,268	$21,952	$276,220	$251,447	$4,704	$256,151

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Engines	$133,612	$—	$133,612	$136,470	$—	$136,470
Products	83,155	469	82,686	78,932	—	78,932
Total	$216,767	$469	$216,298	$215,402	$—	$215,402

RESTRUCTURING CHARGES:
Engines	$—	$—	$—	$425	$425	$—
Products	2,481	2,481	—	—	—	—
Total	$2,481	$2,481	$—	$425	$425	$—

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES
Engines	$3,999	$—	$3,999	$4,277	$—	$4,277
Products	1,006	—	1,006	—	—	—
Total	$5,005	$—	$5,005	$4,277	$—	$4,277

SEGMENT INCOME (LOSS) (3):
Engines	$59,967	$—	$59,967	$54,805	$3,047	$57,852
Products	(20,125)	24,902	4,777	(16,783)	2,082	(14,701)
Inter-Segment Eliminations	183	—	183	1,875	—	1,875
Total	$40,025	$24,902	$64,927	$39,897	$5,129	$45,026

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine Months Ended Fiscal March
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted(2)
SEGMENT INCOME (LOSS) (3):	40,025	24,902	64,927	39,897	5,129	45,026
Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	5,005	—	5,005	4,277	—	4,277
Income from Operations	$35,020	$24,902	$59,922	$35,620	$5,129	$40,749

INTEREST EXPENSE	(14,641)	—	(14,641)	(13,823)	—	(13,823)
OTHER INCOME, Net	6,749	—	6,749	6,138	—	6,138
Income Before Income Taxes	27,128	24,902	52,030	27,935	5,129	33,064
PROVISION FOR INCOME TAXES	1,542	8,716	10,258	7,429	1,186	8,615
Net Income	$25,586	$16,186	$41,772	$20,506	$3,943	$24,449

EARNINGS PER SHARE
Basic	$0.56	$0.35	$0.91	$0.43	$0.08	$0.51
Diluted	0.56	0.35	0.91	0.43	0.08	0.51

(1) For the first nine months of fiscal 2015, includes restructuring charges of $23,261 net of $8,141 of taxes and acquisition-related charges of $1,641 net of $575 of taxes. For the first nine months of fiscal 2014, includes restructuring charges of $5,129 net of $1,186 of taxes.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges and acquisition related charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
(3) The Company defines segment income (loss) as income (loss) from operations plus equity in earnings of unconsolidated affiliates.

NET SALES

Consolidated net sales for the first nine months of fiscal 2015 were $1.36 billion, a decrease of $6.4 million or 0.5% from the first nine months of fiscal 2014. The decrease is due to reduced shipment volumes of engines to OEM customers in North America, lower generator sales, and an unfavorable foreign exchange impact of approximately $14.0 million, predominantly due to the weakening of the Euro, Australian dollar, and Brazilian real compared with the US dollar. The decrease in net sales was partially offset by higher sales in Europe and Australia, higher sales of commercial lawn and garden equipment and pressure washers in North America, and the results of the Allmand acquisition.

Engines Segment net sales of $857.1 million in the first nine months of fiscal 2015 decreased $44.8 million or 5.0% from the prior year. Total engine volumes shipped in the first nine months of fiscal 2015 decreased by 4.8% or approximately 290,000 engines compared to the same period last year. The decrease in unit shipments was due to reduced shipments of small engines used on walk mowers in North America resulting from slightly elevated channel inventories following this past lawn and garden season. Net sales were also lower due to an unfavorable foreign exchange impact of $6.5 million, largely due to the weakening of the Euro and Australian dollar compared with the US dollar. Partially offsetting the decrease in net sales was an improved sales mix of large engines used on lawn and garden equipment for the North American and European markets.

Products Segment net sales of $576.3 million in the first nine months of fiscal 2015 increased by $46.6 million or 8.8% from the prior year. This increase was due to the results of the Allmand acquisition, higher sales in international markets, and higher sales of pressure washers and commercial lawn and garden equipment in North America. Grass growing conditions in the Australian market improved in fiscal 2015, which led to increased net sales. Partially offsetting the increase was an unfavorable foreign exchange impact of $7.6 million, primarily related to the weakening of the Australian dollar and Brazilian real compared with the US dollar. In addition, generators sales decreased due to adequate channel inventories and no major storm activity.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

GROSS PROFIT

The consolidated gross profit percentage was 18.8% in the first nine months of fiscal 2015, an increase from 18.5% in the same period last year.

The Engines Segment gross profit percentage, including restructuring and acquisition related charges, was 22.1% in the first nine months of fiscal 2015, higher than the 20.8% in the first nine months of fiscal 2014. The Engines Segment adjusted gross profit percentage for the first nine months of 2015 was 22.1%, an increase of 100 basis points from the adjusted gross profit percentage of 21.1% earned in the first nine months of fiscal 2014. Engines Segment adjusted gross profit margins improved due to an improved product sales mix of large engines and lower retirement plan expense. Favorable sales mix of large engines improved adjusted gross profit margins by 50 basis points. The previously announced retirement plan changes, which were implemented in January of calendar 2014, improved fiscal 2015 adjusted gross profit margins by $8.0 million or 90 basis points. Partially offsetting the improved gross profit margins was the impact of unfavorable foreign exchange, primarily related to the Euro, which reduced adjusted gross profit margins by $4.3 million or 30 basis points.

The Products Segment gross profit percentage, including restructuring and acquisition related charges, was 11.2% for the first nine months of fiscal 2015, down from 11.7% in the first nine months of fiscal 2014. The Products Segment adjusted gross profit percentage for the first nine months of 2015 was 15.0%, an improvement of 290 basis points from the 12.1% earned in the first nine months of fiscal 2014. Products Segment adjusted gross profit margins increased due to improved sales mix and higher manufacturing throughput. Favorable sales mix improved adjusted gross margins by 290 basis points due to a focus on selling higher margin lawn and garden equipment and the benefit of the Allmand acquisition. In addition, manufacturing throughput increased year over year by 22%, benefiting adjusted gross margins by approximately 150 basis points. Throughput is increased due to higher production of pressure washers and riding mowers to facilitate the previously announced upcoming closure of the McDonough plant. Offsetting the increase in adjusted gross profit margins was an unfavorable foreign exchange impact of approximately $7.2 million or 110 basis points primarily due to the devaluation of the Australian dollar and Brazilian Real, and an unfavorable impact of 40 basis points due to slightly higher material costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $216.8 million in the first nine months of fiscal 2015, an increase of $1.4 million or 0.6% from the first nine months of fiscal 2014.

The Engines Segment engineering, selling, general and administrative expenses were $136.5 million in the first nine months of fiscal 2015, a decrease of $2.9 million from the first nine months of fiscal 2014. The decrease was primarily due to the previously announced retirement plan changes, which reduced engineering, selling, general and administrative expenses by $6.0 million. Higher compensation expense in fiscal 2015 was partially offset by the benefit of the changes in foreign exchange rates.

The Products Segment engineering, selling, general and administrative expenses for the first nine months of fiscal 2015 were $83.2 million, an increase of $4.2 million from the first nine months of fiscal 2014. The Products Segment adjusted engineering, selling, general and administrative expenses for the first nine months of fiscal 2015 were $82.7 million, an increase of $3.8 million from the first nine months of fiscal 2014. The increase was mainly due to $5.5 million related to the Allmand acquisition and increased compensation expense, partially offset by $5.1 million in savings related to the restructuring actions announced in July 2014.

ACQUISITION

On August 29, 2014, the Company completed the acquisition of Allmand Bros., Inc. for approximately $60 million in cash, net of cash acquired. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Allmand, which is included within its Products Segment, has historical annual net sales of approximately $80 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE

Interest expense for the third quarter and first nine months of fiscal 2015 was higher by $0.5 million and $0.8 million, respectively, compared to the same periods a year ago due to higher average borrowings primarily during the third quarter of fiscal 2015.

PROVISION FOR INCOME TAXES

The effective tax rates for the third quarter and first nine months of fiscal 2015 were 20.2% and 5.7%, compared to 26.1% and 26.6% for the same respective periods last year. The tax rates for the third quarter and first nine months of fiscal 2015 were lower than the statutory rates due to the impact of incremental federal research & development (R&D) tax credits related to prior years, offset by reserves for unrecognized tax positions for a net tax benefit of $4.7 million and $5.0 million, respectively. In addition, the tax rate for the first nine months of fiscal 2015 was impacted by the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit. The tax rates for the third quarter and the first nine months of fiscal 2014 included a taxpayer election filed pursuant to the outcome of a U.S. court case that provided the Company precedent to record a tax benefit of $2.9 million for the permanent exclusion of qualified export activity from prior years’ taxable income.

RESTRUCTURING ACTIONS

During the third quarter of fiscal 2015, the Company continued progress on implementing the previously announced restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to reduce costs. The Company began production of pressure washers at its Milwaukee plant during the third quarter and ceased production at the McDonough, Georgia plant shortly after the end of the third quarter. Pre-tax restructuring costs for the third quarter and first nine months of fiscal 2015 were $8.0 million and $23.3 million, respectively, and pre-tax savings were $2.3 million and $5.1 million, respectively. Pre-tax restructuring cost estimates for fiscal 2015 remain unchanged at $30 million to $37 million. Total annual cost savings as a result of these actions are anticipated to be approximately $15 million to $20 million with approximately $5 million to $7 million expected to be realized in fiscal 2015 and the remainder realized in fiscal 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first nine months of fiscal 2015 were $52.1 million compared to $14.0 million in the first nine months of fiscal 2014. The increase in operating cash flows used was primarily related to higher inventory levels to facilitate the upcoming closure of the McDonough plant and the introduction of a new engine line in fiscal 2015 as well as lower accounts payable.

Cash flows used in investing activities were $103.9 million and $29.4 million during the first nine months of fiscal 2015 and fiscal 2014, respectively. The $74.5 million increase in cash used in investing activities was primarily related to $59.9 million of cash paid for the Allmand acquisition and a $14.7 million increase in additions to plant and equipment during the first nine months of fiscal 2015 compared to the same period last year.

Cash flows provided by financing activities were $13.1 million during the first nine months of fiscal 2015 as compared to $38.3 million of cash flows used in financing activities during the first nine months of fiscal 2014. The $51.4 million increase in cash provided by financing activities was primarily attributable to $60.1 million of borrowings on the Revolver in fiscal 2015 compared to no such borrowings in fiscal 2014, partially offset by a $9.5 million increase in treasury stock purchases in fiscal 2015 compared to fiscal 2014.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of March 29, 2015, $60.1 million was outstanding under the Revolver.

On January 22, 2014 the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program. On August 13, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program. As of March 29, 2015, the total remaining authorization was approximately $47.7 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended March 29, 2015, the Company repurchased 2,039,399 shares on the open market at an average price of $19.40 per share.

The Company expects capital expenditures to be approximately $60 million to $65 million in fiscal 2015. These anticipated expenditures reflect its plans to continue to reinvest in efficient equipment and innovative new products.

During the first nine months of fiscal 2015, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will not be required to make minimum contributions to the qualified pension plan during the remainder of fiscal 2015. In addition, the Company expects it will not be required to make minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2019. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of March 29, 2015, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2015.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 26, 2014 filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 26, 2014 filing of the Company’s Annual Report on Form 10-K, except that the Company expects it will be required to make no minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2019.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 26, 2014 filing of its Annual Report on Form 10-K. As discussed in its annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of its financial statements include a goodwill assessment, estimates as to the realizability of accounts receivable and inventory assets, as well as estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty,

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

product liability, group health insurance, litigation and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. The Company re-evaluates these significant factors as facts and circumstances change.
NEW ACCOUNTING PRONOUNCEMENTS

A discussion of new accounting pronouncements is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "New Accounting Pronouncements" and is incorporated herein by reference.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for its products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions; the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; and other factors disclosed from time to time in its SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. We are not undertaking any obligation to update any forward-looking statements or other statements we may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 29, 2015.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
December 29, 2014 to January 25, 2015	215,982	$19.55	215,982	$55,470,492
January 26, 2015 to February 22, 2015	210,000	19.14	210,000	51,451,092
February 23, 2015 to March 29, 2015	184,829	20.06	184,829	47,743,422
Total Third Quarter	610,811	$19.56	610,811	$47,743,422

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	May 5, 2015	/s/ David J. Rodgers
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements