Form 10-K
period 2015-06-28
BRIGGS & STRATTON CORP
filed 2015-08-21
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $883.4 million based on the last reported sale price of such securities as of December 26, 2014, the last business day of the most recently completed second fiscal quarter.
Number of Shares of Common Stock Outstanding at August 14, 2015: 43,986,042.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting to be held on October 29, 2015.

BRIGGS & STRATTON CORPORATION
FISCAL 2015 FORM 10-K
Cautionary Statement on Forward-Looking Statements
This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for our products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions; the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; the ability to realize anticipated savings from restructuring actions; and other factors disclosed from time to time in our SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K and in the Company's periodic reports on Form 10-Q. We undertake no obligation to update forward-looking statements made in this report to reflect events or circumstances after the date of this report.

PART I

ITEM 1.	BUSINESS
Briggs & Stratton Corporation (the “Company”) is the world’s largest producer of air cooled gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets, sells and services these products for original equipment manufacturers (OEMs) worldwide. In addition, the Company markets and sells related service parts and accessories for its engines. Briggs & Stratton is recognized worldwide for its strong brand name and a reputation for quality, design, innovation and value.
The Company's wholly owned subsidiaries include North America’s number one marketer of pressure washers, and it is a leading designer, manufacturer and marketer of power generation, lawn and garden, turf care and job site products through its Simplicity®, Snapper®, Snapper Pro®, Ferris®, PowerBoss®, Allmand™, Billy Goat®, Murray®, Branco® and Victa® brands. Briggs & Stratton products are designed, manufactured, marketed and serviced in over 100 countries on six continents.
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
Engines Segment
General
Briggs & Stratton manufactures four-cycle aluminum alloy gasoline engines with horsepower ranging from 5.5hp up to 37hp and torques that range from 4.50 ft-lbs gross torque to 21.00 ft-lbs gross torque. The Company’s engines are used primarily by the lawn and garden equipment industry, which accounted for 84% of the Engines segment's fiscal 2015 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 16% of engine sales to OEMs in fiscal 2015 were for use on products for industrial, construction, agricultural and other consumer applications that include portable and standby generators, pumps and pressure washers. Many retailers specify the Company's engines on the power equipment they sell and the Briggs & Stratton logo is often featured prominently on a product because of the appeal and reputation of the brand.
In fiscal 2015 approximately 33% of the Engines segment net sales were derived from sales in international markets, primarily to customers in Europe. The Company serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, India, Italy, Japan, Malaysia, Mexico, New Zealand, Russia, South Africa, Spain, Sweden and the United Arab Emirates. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More information about its foreign operations is in Note 9 of the Notes to Consolidated Financial Statements.
The Company's engines are sold primarily by its worldwide sales force through direct interaction with customers. The Company’s marketing staff and engineers provide support and technical assistance to its sales force.

The Engines segment also manufactures replacement engines and service parts and sells them to sales and service distributors. During fiscal 2014, the Company joined with one of its independent domestic distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. Subsequent to its formation, the venture acquired the service businesses of two additional independent domestic distributors. Subsequent to fiscal 2015, the venture added a fourth independent distributor through an acquisition. The Company's remaining domestic distributors are independently owned and operated. The Company owns its principal international distribution centers, but also uses independently owned and operated distributors.
These distributors supply service parts and replacement engines directly to independently owned, authorized service dealers throughout the world. These distributors and service dealers incorporate the Company’s commitment to reliability and service.
Customers
The Company's engine sales are primarily to OEMs. The Company's three largest external engine customers in fiscal years 2015, 2014 and 2013 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Deere & Company. Engines segment sales to the top three customers combined were 48%, 51% and 48% of Engines segment sales in fiscal 2015, 2014 and 2013, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements. In certain cases, the Company has entered into longer supply arrangements of two to three years.
The Company believes that in fiscal 2015 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the Company attempts to recover increases in commodity costs through increased pricing. In addition, development of new and innovative products assists the Company and its customers in realizing higher margins.
Competition
The Company’s major competitors in engine manufacturing are Honda Motor Co., Ltd. (Honda), Kawasaki Heavy Industries, Ltd. (Kawasaki) and Kohler Co. (Kohler). Several Japanese and Chinese small engine manufacturers, of which Honda and Kawasaki are the largest, compete directly with the Company in world markets in the sale of engines to other OEMs and indirectly through their sale of end products.
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
Products Segment
General
The Products segment’s ("Products") principal product lines include portable and standby generators, pressure washers, snow throwers, lawn and garden power equipment, turf care, and job site products. Products sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers. The Company sells its lawn and garden products and standby generators primarily through an independent dealer network and sells its pressure washers and portable generators primarily through the U.S. mass retail channel.
The Products segment product lines are marketed under its own brands such as Briggs & Stratton, Simplicity®, Snapper®, Snapper Pro®, Ferris®, Allmand™, Billy Goat®, Murray®, Branco® and Victa®, as well as other brands such as Craftsman, GE, and Troy-Bilt.
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
In fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and to consolidate its Products manufacturing facilities in order to further reduce costs. The Company closed its McDonough, Georgia location in the fourth quarter of fiscal 2015 and consolidated production into existing facilities. Production of pressure washers and snow throwers has been moved to the Wauwatosa, Wisconsin facility. Production of riding mowers will begin at the Wauwatosa, Wisconsin facility during the first half of fiscal 2016.
On August 29, 2014, the Company acquired all of the outstanding shares of Allmand Bros., Inc. ("Allmand") of Holdrege, Nebraska. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Its products are used in a variety of industries, including construction, roadway, oil and gas, mining, and sporting and special events. Allmand's products are generally powered by diesel engines, and distributed through national and regional equipment rental companies, equipment dealers and distributors. Allmand sells its products and service parts in approximately 40 countries.
On May 20, 2015, the Company acquired all of the outstanding shares of Billy Goat Industries, Inc. ("Billy Goat") of Lee's Summit, Missouri. Billy Goat is a leading manufacturer of specialty turf equipment, which includes aerators, sod cutters, overseeders, power rakes, brush cutters, walk behind blowers, lawn vacuums, and debris loaders.
Products has a network of independent dealers worldwide for the sale and service of snow throwers, standby generators and lawn and garden powered equipment. To support its international business, Products has leveraged the existing Briggs & Stratton worldwide distribution network and regional sales offices.
During fiscal 2014, the Company joined with one of its independent domestic distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. Subsequent to its formation, the venture acquired the service businesses of two additional independent domestic distributors. Subsequent to fiscal 2015, the venture added a fourth independent distributor.
Customers
Historically, Products’ major customers have included Lowe’s, Sears, The Home Depot, Wal-Mart, Tractor Supply Inc., Bunnings Warehouse, and a network of independent dealers. Sales to the top three customers combined were 27%, 27% and 28% of Products segment net sales in fiscal 2015, 2014 and 2013, respectively.
Competition
The principal competitive factors in the power products industry include price, service, product performance, brand, innovation and delivery. Products has various competitors, depending on the type of equipment. Primary competitors include: Honda (portable generators, pressure washers and lawn and garden equipment), Generac Power Systems, Inc. (portable and standby generators and job site products), Alfred Karcher GmbH & Co. (pressure washers), Techtronic Industries (pressure washers and portable generators), Deere & Company (commercial and consumer lawn mowers), MTD (commercial and consumer lawn mowers), The Toro Company (commercial and consumer lawn mowers), Scag Power Equipment, a Division of Metalcraft of Mayville, Inc. (commercial lawn mowers), and HOP (commercial and consumer lawn mowers).
Seasonality of Demand
A significant portion of Products’ sales are subject to seasonal patterns. Due to seasonal and regional weather factors, sales of pressure washers and lawn and garden powered equipment are typically higher during the third and fourth fiscal quarters than at other times of the year. Sales of portable generators and snow throwers are typically higher during the first and second fiscal quarters and can spike during weather related power outage events.
Manufacturing
Products’ manufacturing facilities are located in Munnsville, New York; Wauwatosa, Wisconsin; Holdrege, Nebraska; Lee's Summit, Missouri; and Sydney, Australia. Products also purchases certain powered equipment under contract manufacturing agreements.
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

Consolidated
General Information
The Company holds patents on features incorporated in its products; however, the success of the Company’s business is not considered to be primarily dependent upon patent protection. The Company owns several trademarks which it believes significantly affect a consumer’s choice of outdoor powered equipment and job site products, and therefore create value. Licenses, franchises and concessions are not a material factor in the Company’s business.
For the fiscal years ended June 28, 2015, June 29, 2014 and June 30, 2013, the Company spent approximately $19.9 million, $19.7 million and $18.5 million, respectively, on research activities relating to the development of new products or the improvement of existing products.
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
The average number of persons employed by the Company during fiscal 2015 and fiscal 2014 was 5,682 and 5,790, respectively. Employment in fiscal 2015 ranged from a high of 5,837 in February 2015 to a low of 5,480 in June 2015.
Export Sales
Export sales for fiscal 2015, 2014 and 2013 were $334.0 million (18% of net sales), $314.6 million (17% of net sales) and $334.9 million (18% of net sales), respectively. These sales were principally to customers in Europe, Asia, Australia, and Canada.
Refer to Note 9 of the Notes to Consolidated Financial Statements for financial information about geographic areas. Also, refer to Item 7A of this Form 10-K and Note 16 of the Notes to Consolidated Financial Statements for information about Briggs & Stratton’s foreign exchange risk management.

ITEM 1A.	RISK FACTORS
In addition to the risks referred to elsewhere in this Annual Report on Form 10-K, the following risks, among others, may have affected, and in the future could materially affect, the Company and its subsidiaries’ business, financial condition or results of operations.
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
In fiscal 2015, our three largest customers accounted for 33% of our consolidated net sales. The loss of any of these customers or a significant portion of the business from one or more of our key customers would significantly impact our net sales and profitability.
Changes in environmental or other laws could require extensive changes in our operations or to our products.
Our operations and products are subject to a variety of foreign, federal, state and local laws and regulations governing, among other things, emissions to air, discharges to water, noise, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters. We do not expect these laws and regulations to have an adverse effect on us, but we cannot be certain that these or other proposed changes in applicable laws or regulations, or their enforcement, will not adversely affect our business or financial condition in the future.
Our international operations are subject to risks and uncertainties, which could adversely affect our business or financial results.
In fiscal 2015, we derived approximately 31% of our consolidated net sales from international markets, primarily Europe. Our international operations are subject to various economic, political, and other risks and uncertainties that could adversely affect our business and operating results, including, but not limited to, regional or country specific economic downturns, fluctuations in currency exchange rates, labor practices, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption laws and regulations, political instability and significant natural disasters and other events or factors impacting local infrastructure.
Actions of our competitors could reduce our sales or profits.
Our markets are highly competitive and we have a number of significant competitors in each market. Competitors may reduce their costs, lower their prices or introduce innovative products that could adversely affect our sales or profits. In addition, our competitors may focus on reducing our market share to improve their results.
Disruptions caused by labor disputes or organized labor activities could harm our business and reputation.
Currently, approximately 10% of our workforce is represented by labor unions. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business and damage to our reputation. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position.
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
General worldwide economic conditions have experienced volatility in recent years due to the sequential effects of the subprime lending crisis, general credit market crisis, sovereign debt crisis, collateral effects on the finance and banking industries, changes in energy costs, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and they may cause U.S. and foreign OEMs and consumers to slow spending on our products. We cannot predict the timing or duration of any future economic slowdown or the timing or strength of a subsequent economic recovery, worldwide or in the specific end markets we serve. If the consumer and commercial lawn and garden markets significantly deteriorate due to these economic effects, our business, financial condition and results of operations will likely be adversely affected. Additionally, our stock price could decrease if investors have concerns that our business, financial condition and results of operations will be negatively impacted by a worldwide economic downturn.

We have goodwill and intangible assets, which were written-down in prior years. If we determine that goodwill and other intangible assets have become further impaired in the future, net income in such years would be adversely affected.
At June 28, 2015, goodwill and other intangible assets represented approximately 19.0% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. In fiscal 2015, there was no impairment of goodwill or other intangible assets. In fiscal 2014 and 2013, we recorded pre-tax non-cash goodwill and tradename impairment charges of $8.5 million and $90.1 million, respectively. The impairments were determined as part of the fair value assessments of goodwill and other intangible assets. Any additional write-down of our goodwill or intangible assets could adversely affect our results of operations.
We are subject to litigation, including product liability and warranty claims, that may adversely affect our business and results of operations.
We are a party to litigation that arises in the normal course of our business operations, including product warranty and liability (strict liability and negligence) claims, patent and trademark matters, contract disputes and environmental, asbestos, employment and other litigation matters. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage. In addition, we face an inherent risk that our competitors will allege that aspects of our product designs infringe their protected intellectual property. While we currently maintain general liability and product liability insurance coverage in amounts that we believe are adequate, we cannot be sure that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation.
Our pension and postretirement benefit plan obligations are currently underfunded, and we may have to make significant cash payments to some or all of these plans, which would reduce the cash available for our businesses.
We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. As of June 28, 2015, our pension plans were underfunded by approximately $212 million. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates, the mortality tables used, and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.
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
We are subject to various laws and regulations relating to the protection of human health and safety and have incurred and will continue to incur capital and other expenditures to comply with these regulations. Failure to comply with regulations could subject us to future liabilities, fines or penalties or the suspension of production, as well as damage our reputation.
The operations and success of our Company can be impacted by natural disasters, terrorism, acts of war, international conflict and political and governmental actions, which could harm our business.
Natural disasters, acts or threats of war or terrorism, international conflicts and the actions taken by the United States and other governments in response to such events could cause damage or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products or could disrupt our supply chain. We may also be impacted by actions by foreign governments, including currency devaluation, tariffs and nationalization, where our facilities are located, which could disrupt manufacturing and commercial operations. In addition, our foreign operations make us subject to certain U.S. laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control and the Foreign Corrupt Practices Act. A violation of these laws and regulations could adversely affect our business, financial condition, and results of operations and reputation.
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
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. Our information systems, like those of other companies, are susceptible to outages due to natural disasters, power loss, telecommunications failures, viruses, break-ins and similar events, breaches of security, or during system upgrades or new system implementations. We have taken steps to maintain adequate data security and address these risks and uncertainties by implementing security technologies, internal controls, network and data center resiliency and recovery processes. However, any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in regulatory actions and legal proceedings, and have an adverse effect on our business and reputation.
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
Each currently outstanding share of our common stock includes, and each newly issued share of our common stock through October 20, 2015 will include, a common share purchase right. The rights are attached to and trade with the shares of common stock and are exercisable only under limited circumstances. The rights will become exercisable if a person or group acquires, or announces an intention to acquire, 20% or more of our outstanding common stock, subject to certain exceptions. The rights have some anti-takeover effects and generally will cause substantial dilution to a person or group that attempts to acquire control of us without conditioning the offer on either redemption of the rights or amendment of the rights to prevent this dilution. The rights could have the effect of delaying, deferring or preventing a change of control. The rights and the related rights agreement expire by their terms on October 21, 2015.
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

An inability to identify, complete and integrate acquisitions may adversely impact our sales, results of operations, cash flow and liquidity.
Our historical growth has included acquisitions, and our future growth strategy includes acquisition opportunities. For example, in fiscal 2015, the Company acquired Allmand, a leading designer and manufacturer of high quality towable light towers, industrial heaters and solar LED arrow boards, for approximately $59.9 million in cash. Also, in fiscal 2015, the Company acquired Billy Goat, a leading manufacturer of specialty turf equipment, which includes aerators, sod cutters, overseeders, power rakes, brush cutters, walk behind blowers, lawn vacuums, and debris loaders, for total cash consideration of $28.3 million, subject to customary post closing working capital adjustments. We may not be able to identify acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies in our target markets, economic conditions, competition from other bidders, or price expectations from sellers. If we are unable to complete additional acquisitions, our growth may be limited.
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
An inability to successfully manage the implementation of a new global enterprise resource planning ("ERP") system could adversely affect our operations and operating results.

We are in the process of implementing a new global ERP system. This system will replace many of our existing operating and financial systems. Such an implementation is a major undertaking both financially and from a management and personnel perspective. Should the system not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.
Our common stock is subject to substantial price and volume fluctuations.
The market price of shares of our common stock may be volatile. Among the factors that could affect our common stock price are those previously discussed, as well as:

•	quarterly fluctuation in our operating income and earnings per share results;

•	decline in demand for our products;

•	significant strategic actions by our competitors, including new product introductions or technological advances;

•	fluctuations in interest rates or foreign currency exchange;

•	cost increases in energy, raw materials or labor;

•	changes in revenue or earnings estimates or publication of research reports by analysts; and

•	domestic and international economic and political factors unrelated to our performance.
In addition, the stock markets have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As the Company’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 5.9 million square feet, of which 63% is owned. Facilities outside of the United States occupy approximately 0.9 million square feet, of which 29% is owned. Certain of the Company’s facilities are leased through operating lease agreements. See Note 10 to the Consolidated Financial Statements for information on the Company’s operating leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of June 28, 2015:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing, office and warehouse	Owned and Leased	Engines
McDonough, Georgia (1)	Manufacturing, office and warehouse	Owned and Leased	Products
Statesboro, Georgia	Manufacturing, office and warehouse	Owned and Leased	Engines
Murray, Kentucky	Manufacturing, office and warehouse	Owned and Leased	Engines
Lee's Summit, Missouri	Manufacturing, office and warehouse	Owned	Products
Poplar Bluff, Missouri	Manufacturing, office and warehouse	Owned and Leased	Engines
Holdrege, Nebraska	Manufacturing, office and warehouse	Owned	Products
Munnsville, New York	Manufacturing and office	Owned	Products
Sherrill, New York	Warehouse	Leased	Products
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines, Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Products, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office and warehouse	Leased	Engines, Products
Sydney, Australia	Manufacturing and office	Leased	Products
Curitiba, Brazil	Office and warehouse	Leased	Engines, Products
Mississauga, Canada	Office and warehouse	Leased	Products
Chongqing, China	Manufacturing, office and warehouse	Owned	Engines
Shanghai, China	Office and warehouse	Leased	Engines, Products
Queretaro, Mexico	Office and warehouse	Leased	Engines, Products
Nijmegen, Netherlands	Distribution and office	Leased	Engines, Products

(1) During fiscal 2015, the Company closed its McDonough, Georgia manufacturing facility and consolidated production into its existing facilities. At June 28, 2015, the Company had $3.8 million classified as assets held for sale, which is included in Prepaid Expenses and Other Current Assets within the Consolidated Balance Sheets, related to the McDonough, Georgia manufacturing location.

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
On May 12, 2010, Exmark Manufacturing Company, Inc. ("Exmark") filed suit against Briggs & Stratton Power Products Group, LLC (Case No. 8:10CV187, U.S. District Court for the District of Nebraska), alleging that certain Ferris® and Snapper Pro® mower decks infringe an Exmark mower deck patent. Exmark is seeking damages relating to sales since 2004 and attorneys’ fees. As a result of a reexamination proceeding in 2012, the United States Patent and Trademark Office (the “USPTO”) initially rejected the asserted Exmark claims as invalid.  However, that decision was reversed by the USPTO on appeal. Following discovery, each of the Company and Exmark filed motions for summary judgment, which were decided by the Court on July 28, 2015. The Court concluded that one of the Company's mower deck designs infringed Exmark’s patent, leaving for trial the issues of whether another of the designs infringes, damages and willfulness of the Company's conduct. Trial is scheduled to begin on September 8, 2015. The Company believes it has strong defenses and intends to defend the lawsuit vigorously, through appeal if necessary. At this stage, the Company cannot make a reasonable estimate of the possible loss, if any, arising from this lawsuit as there are significant issues to be resolved in connection with the trial.
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
TODD J. TESKE, 50 Chairman, President & Chief Executive Officer (1)(2)
Mr. Teske was elected to his current position effective October 2010. He previously was President & Chief Executive Officer from January 2010 to October 2010. He served as President and Chief Operating Officer from September 2008 to January 2010; as Executive Vice President & Chief Operating Officer from September 2005 through August 2008; and as Senior Vice President and President - Briggs & Stratton Power Products Group, LLC from September 2003 to August 2005. Mr. Teske also serves as a director of Badger Meter, Inc. and Lennox International, Inc.

KATHRYN M. BUONO, 53 Vice President, General Counsel & Secretary
Ms. Buono was elected to her position effective April 2015.  Prior to joining Briggs & Stratton, she held the position of Managing Partner of the Milwaukee, Wisconsin office of the Quarles & Brady LLP law firm from March 2014 through December 2014 and was a partner practicing in its Business Law Group.

RANDALL R. CARPENTER, 58 Vice President – Marketing
Mr. Carpenter was elected to his current position effective September 2009. He served as Vice President - Marketing from May 2007 through August 2009. Prior to joining Briggs & Stratton, he held the position of Vice President Marketing and Product Development for Royal Appliance Manufacturing.

DAVID G. DEBAETS, 52 Vice President – Global Engine Operations
Mr. DeBaets was elected to his current position in August 2015, to be effective as of September 1, 2015. He previously served as Vice President - North American Operations from September 2007 through August, 2015; as Vice President and General Manager - Large Engine Division from September 2006 through August 2007; and as Vice President & President - Home Power Products Group from May 2006 through August 2006.

ANDREA L. GOLVACH, 44 Vice President & Treasurer
Ms. Golvach was elected to her current position effective November 2011 after serving as Vice President of Treasury from May 2011 to November 2011. Prior to joining Briggs & Stratton, she held the position of Director of Finance & Cash Management at Harley-Davidson, Inc., a global motorcycle manufacturer, from December 2007 to May 2011 and Director of Finance & Cash Management for Harley-Davidson Financial Services from August 2005 to December 2007.

HAROLD L. REDMAN, 50 Senior Vice President & President – Turf & Consumer Products
Mr. Redman was elected to his current position effective September 2014. He previously served as Senior Vice President and President - Products Group from October 2010 through August 2014; as Senior Vice President and President - Home Power Products Group from September 2009 to October 2010; and as Vice President and President - Home Power Products Group from September 2006 through August 2009. Prior to joining Briggs & Stratton, he served as Senior Vice President - Sales & Marketing of Simplicity Manufacturing, Inc.

Name, Age, Position	Business Experience for At Least Past Five Years
WILLIAM H. REITMAN, 59 Senior Vice President & President – Global Service
Mr. Reitman was elected to his current position in August 2015, to be effective as of September 1, 2015. He previously served as Senior Vice President - Managing Director Europe & Global Service from September 2014 through August 2015; as Senior Vice President & Managing Director - Europe from September 2013 through August 2014; as Senior Vice President - Business Development & Customer Support from October 2010 through August 2013; as Senior Vice President - Sales & Customer Support from September 2007 to October 2010; as Senior Vice President - Sales & Marketing from May 2006 through August 2007; and as Vice President - Sales & Marketing from October 2004 to May 2006.

DAVID J. RODGERS, 44 Senior Vice President & President – Engines Group
Mr. Rodgers was elected to his current position effective August 17, 2015. He previously served as Senior Vice President & Chief Financial Officer from June 2010 through August 16, 2015 and as Vice President - Finance from February 2010 to June 2010. He served as Controller from December 2006 to February 2010 and was elected an executive officer in September 2007. Prior to joining Briggs & Stratton, he was employed by Roundy’s Supermarkets, Inc. as Vice President - Corporate Controller from September 2005 to November 2006 and Vice President - Retail Controller from May 2003 to August 2005.

MARK A. SCHWERTFEGER, 38 Senior Vice President & Chief Financial Officer
Mr. Schwertfeger was elected to his current position effective August 17, 2015. He previously served as Vice President & Controller (an executive officer position) from September 2014 through August 2015; as Controller from February 2010 through August 2014; and as International Controller from September 2008 to February 2010. Prior to joining Briggs & Stratton, he held the position of Director with KPMG LLP.

EDWARD J. WAJDA, 55 Senior Vice President & President – Standby/Job Site Products
Mr. Wajda was elected to his current position in August 2015, to be effective as of September 1, 2015. He previously served as Senior Vice President & President - Standby/Job Site Products & International from September 2014 through August 2015; as Senior Vice President & General Manager - International from September 2013 through August 2014; and as Vice President & General Manager- International from July 2008 through August 2013. Mr. Wajda was elected as an executive officer effective as of February 2011. Prior to joining Briggs & Stratton, he held the position of Senior Vice President - Global Medical Vehicle Group for Oshkosh Corporation.

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
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 28, 2015.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 30, 2015 to April 26, 2015	121,557	$20.07	121,557	$45,303,773
April 27, 2015 to May 24, 2015	99,268	19.81	99,268	43,337,274
May 25, 2015 to June 28, 2015	162,820	18.91	162,820	40,258,348
Total Fourth Quarter	383,645	$19.51	383,645	$40,258,348
(1) On August 13, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s existing common share repurchase program with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants.
Five-year Stock Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) at the close of business on June 30, 2010 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2015(1)	2014(2)	2013(3)	2012(4)	2011(5)
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
NET SALES	$1,894,750	$1,859,060	$1,862,498	$2,066,533	$2,109,998
GROSS PROFIT	359,099	346,783	329,140	336,725	398,316
PROVISION (CREDIT) FOR INCOME TAXES	11,271	8,787	(18,484)	867	7,699
NET INCOME (LOSS)	45,687	28,347	(33,657)	29,006	24,355
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	1.00	0.59	(0.73)	0.58	0.49
Diluted	1.00	0.59	(0.73)	0.57	0.48
PER SHARE OF COMMON STOCK:
Cash Dividends	0.50	0.48	0.48	0.44	0.44
Shareholders’ Investment	$12.94	$14.50	$14.16	$12.91	$14.85
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	44,392	46,366	47,172	48,965	49,677
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	44,442	46,436	47,172	49,909	50,409
OTHER DATA
SHAREHOLDERS’ INVESTMENT	$574,250	$672,434	$667,938	$631,970	$737,943
LONG-TERM DEBT	225,000	225,000	225,000	225,000	225,000
CAPITAL LEASES	—	—	—	133	571
TOTAL ASSETS	1,458,962	1,449,706	1,447,551	1,608,231	1,666,218
PLANT AND EQUIPMENT	1,035,326	1,035,848	1,019,355	1,026,845	1,016,892
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	314,838	297,007	287,195	301,249	329,225
PROVISION FOR DEPRECIATION	48,496	47,190	52,290	60,297	59,920
EXPENDITURES FOR PLANT AND EQUIPMENT	71,710	60,371	44,878	49,573	59,919
WORKING CAPITAL	$460,127	$567,148	$584,226	$605,591	$634,356
Current Ratio	2.4 to 1	2.9 to 1	3.1 to 1	3.0 to 1	2.8 to 1
NUMBER OF EMPLOYEES AT YEAR-END	5,480	5,695	5,980	6,321	6,716
NUMBER OF SHAREHOLDERS AT YEAR-END	2,681	2,815	3,153	3,184	3,289
QUOTED MARKET PRICE:
High	$21.09	$23.02	$25.52	$20.81	$24.18
Low	$17.14	$18.21	$16.20	$12.36	$16.50

(1)	In fiscal 2015, the Company had restructuring charges of $17.7 million after-tax, or $0.40 per diluted share, and acquisition-related charges of $1.4 million after-tax, or $0.03 per diluted share.

(2)
In fiscal 2014, the Company had goodwill and tradename impairment charges of $5.5 million after-tax, or $0.12 per diluted share, and restructuring charges of $5.2 million after-tax, or $0.11 per diluted share.

(3)
In fiscal 2013, the Company had goodwill and tradename impairment charges of $62.0 million after-tax, or $1.30 per diluted share, restructuring charges of $15.5 million after-tax, or $0.33 per diluted share, and a litigation settlement of $1.2 million after-tax, or $0.03 per diluted share.

(4)	In fiscal 2012, the Company had restructuring charges of $28.8 million after-tax, or $0.58 per diluted share.

(5)
In fiscal 2011, the Company had a goodwill impairment charge of $34.3 million after-tax, or $0.68 per diluted share, restructuring charges of $2.2 million after-tax, or $0.04 per diluted share, and debt redemption costs of $2.4 million after-tax, or $0.05 per diluted share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
FISCAL 2015 COMPARED TO FISCAL 2014
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, and goodwill and tradename impairments (in thousands, except per share data):

	For the fiscal year ended June
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted (2)
NET SALES:
Engines	$1,208,914	$—	$1,208,914	$1,219,627	$—	$1,219,627
Products	788,564	—	788,564	736,312	—	736,312
Inter-Segment Eliminations	(102,728)	—	(102,728)	(96,879)	—	(96,879)
Total	$1,894,750	$—	$1,894,750	$1,859,060	$—	$1,859,060

GROSS PROFIT:
Engines	$267,778	$—	$267,778	$257,441	$3,099	$260,540
Products	89,268	25,710	114,978	87,682	2,742	90,424
Inter-Segment Eliminations	2,053	—	2,053	1,660	—	1,660
Total	$359,099	$25,710	$384,809	$346,783	$5,841	$352,624

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Engines	$179,566	$—	$179,566	$184,803	$—	$184,803
Products	110,350	693	109,657	106,564	—	106,564
Total	$289,916	$693	$289,223	$291,367	$—	$291,367

RESTRUCTURING CHARGES AND GOODWILL AND TRADENAME IMPAIRMENT:
Engines	$—	$—	$—	$425	$425	$—
Products	3,000	3,000	—	8,733	8,733	—
Total	$3,000	$3,000	$—	$9,158	$9,158	$—

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES
Engines	$5,668	$—	$5,668	$6,087	$—	$6,087
Products	1,635	—	1,635	177	—	177
Total	$7,303	$—	$7,303	$6,264	$—	$6,264

SEGMENT INCOME (LOSS) (3):
Engines	$93,880	$—	$93,880	$78,300	$3,524	$81,824
Products	(22,447)	29,403	6,956	(27,438)	11,475	(15,963)
Inter-Segment Eliminations	2,053	—	2,053	1,660	—	1,660
Total	$73,486	$29,403	$102,889	$52,522	$14,999	$67,521

	For the fiscal year ended June
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted (2)
SEGMENT INCOME (LOSS) (3):	$73,486	$29,403	$102,889	$52,522	$14,999	$67,521
Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	7,303	—	7,303	6,264	—	6,264
Income from Operations	$66,183	$29,403	$95,586	$46,258	$14,999	$61,257

INTEREST EXPENSE	(19,532)	—	(19,532)	(18,466)	—	(18,466)
OTHER INCOME, Net	10,307	—	10,307	9,342	—	9,342
Income Before Income Taxes	56,958	29,403	86,361	37,134	14,999	52,133
PROVISION FOR INCOME TAXES	11,271	10,280	21,551	8,787	4,307	13,094
Net Income	$45,687	$19,123	$64,810	$28,347	$10,692	$39,039

EARNINGS PER SHARE
Basic	$1.00	$0.42	$1.42	$0.59	$0.23	$0.82
Diluted	1.00	0.42	1.42	0.59	0.23	0.82
(1) For the fiscal year ended June 28, 2015, includes restructuring charges of $27,288 net of $9,539 of taxes, and acquisition-related charges of $2,115 net of $741 of taxes. For the fiscal year ended June 29, 2014, includes restructuring charges of $6,539 net of $1,376 of taxes, and goodwill and tradename impairment charges of $8,460 net of $2,931 of taxes.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, and goodwill and tradename impairments have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
(3) The Company defines segment income (loss) as income from operations plus equity in earnings of unconsolidated affiliates.
Net Sales
Consolidated net sales for fiscal 2015 were $1.89 billion. Consolidated net sales increased $36 million or 1.9% from fiscal 2014, which includes $29 million related to unfavorable currency rates. Consolidated net sales increased $65 million or 3.5% before the impact of unfavorable currency rates. The increase in net sales is due to the results from the Allmand and Billy Goat acquisitions, a 3% increase in global engine unit shipments and higher sales of commercial lawn and garden equipment and pressure washers in North America. Partially offsetting the increase were reduced sales of generators, unfavorable engine sales mix and the planned actions to narrow the assortment of lower-priced Snapper consumer lawn and garden equipment.
Engines segment net sales for fiscal 2015 were $1.2 billion, which was $10.7 million or 0.9% lower than the prior year. This decrease is due to an unfavorable foreign exchange impact of approximately $15.3 million and an unfavorable mix of engines sold, partially offset by a 3% increase in unit shipments of global engines. Fiscal 2015 sales skewed proportionately towards small engines due to elevated levels of large engines in the channel entering this lawn and garden season.
Products segment net sales for fiscal 2015 were $788.6 million, an increase of $52.3 million or 7.1% from the prior year. The increase in net sales is due to the results of the Allmand and Billy Goat acquisitions, higher commercial lawn and garden equipment sales, higher sales in Australia on an improved lawn and garden season and higher pressure washer sales. Partially offsetting the increase is the unfavorable impact of foreign exchange of $13.6 million, reduced sales of generators due to fewer major power outages, and the planned actions to narrow the assortment of lower-priced Snapper consumer lawn and garden equipment.

Gross Profit Percentage

The consolidated gross profit percentage was 19.0% in fiscal 2015, an increase of 0.3% from fiscal 2014.

Included in consolidated gross profit were pre-tax charges of $24.3 million related to previously announced restructuring actions and $1.4 million related to acquisition-related charges recorded in the Products segment during fiscal 2015. During fiscal 2014, the Engines segment and Products segment recorded pre-tax restructuring charges within gross profit of $3.1 million and $2.7 million, respectively.
The Engines segment gross profit percentage for fiscal 2015 was 22.2%, which was higher than the 21.1% in fiscal 2014. Adjusted gross profit percentage for fiscal 2015 was 22.2%, which was 80 basis points higher compared to fiscal 2014. The previously announced retirement plan changes improved adjusted gross profit margins by approximately 90 basis points. Slightly lower material costs and cost reductions also improved margins by 50 basis points. Partially offsetting this increase was the impact of unfavorable foreign exchange, primarily related to the Euro, which reduced adjusted gross profit margins by approximately 40 basis points, and an unfavorable mix of engines produced as production slightly skewed toward small units rather than large engines, which reduced margins by 10 basis points.
The Products segment gross profit percentage for fiscal 2015 was 11.3%, which was lower than the 11.9% in fiscal 2014. The Products segment adjusted gross profit percentage for fiscal 2015 was 14.6%, which was 230 basis points higher compared to the adjusted gross profit percentage for fiscal 2014. Adjusted gross profit percentage improved due to favorable sales mix by approximately 140 basis points, the impact of acquisitions by 90 basis points, and by 30 basis points or $2.6 million from incremental savings realized from restructuring actions. Manufacturing throughput increased by 13.0%, which led to an increase in adjusted gross profit percentage of 60 basis points. Partially offsetting the higher gross profit percentage was the impact of unfavorable foreign exchange of 90 basis points, primarily the Brazilian real and Australian dollar.

Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses were $289.9 million in fiscal 2015, a decrease of $1.5 million or 0.5% from fiscal 2014.
The Engines segment engineering, selling, general and administrative expenses were $179.6 million in fiscal 2015, or $5.2 million lower compared to fiscal 2014. The decrease was largely due to the retirement plan changes. Higher compensation expense and international expenses in fiscal 2015 were partially offset by the benefit of the movement in foreign exchange rates.
The Products segment engineering, selling, general and administrative expenses were $110.4 million in fiscal 2015, an increase of $3.8 million from fiscal 2014. The increase was primarily attributable to higher expenses due to the Allmand and Billy Goat acquisitions, increased compensation expense, and higher international expenses. Partially offsetting the increase were $7.4 million in savings related to the restructuring actions and the impact of foreign exchange.
Restructuring Actions
During the fourth quarter of fiscal 2015, the Company made progress on implementing the previously announced restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products segment manufacturing facilities in order to reduce costs. The Company ceased production at the McDonough, Georgia plant during the fourth quarter of fiscal 2015 and has begun producing pressure washers and snow throwers at its Wauwatosa, Wisconsin plant. Production of riding mowers at the Wauwatosa plant will begin in the first half of fiscal 2016. Pre-tax restructuring costs for the fourth quarter and twelve months ended June 28, 2015 were $4.0 million and $27.3 million, respectively, and pre-tax savings were $4.8 million and $10.0 million, respectively. Incremental pre-tax restructuring costs in fiscal 2016 are expected to be $4 million to $8 million. Incremental cost savings as a result of these actions are anticipated to be approximately $5 million to $7 million in fiscal 2016.

Allmand Bros., Inc. and Billy Goat Industries, Inc. Acquisitions
On August 29, 2014, the Company completed the acquisition of Allmand Bros., Inc. for approximately $59.9 million in cash, net of cash acquired. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Allmand is included within the Products segment.

On May 20, 2015, the Company acquired all of the outstanding shares of Billy Goat Industries, Inc. for approximately $28.3 million, net of cash acquired, subject to customary post-closing working capital adjustments. Billy Goat is a leading manufacturer of specialty turf equipment, which includes aerators, sod cutters, overseeders, power rakes, brush cutters, walk behind blowers, lawn vacuums, and debris loaders. Billy Goat is included within the Products segment.
Interest Expense
Interest expense for fiscal 2015 was $19.5 million, which was $1.1 million higher than fiscal 2014, due to higher borrowings on the Revolver during fiscal 2015.
Provision for Income Taxes
The effective tax rates for the year ended fiscal 2015 was 19.8% compared to 23.7% for the same period last year. The tax rate for the year ended fiscal 2015 was lower than statutory rates due to a net tax benefit of $5 million related to recognizing incremental federal research & development tax credits related to prior years.  In addition, the year ended fiscal 2015 tax rate was impacted by the reversal of previously recorded reserves as a result of the favorable resolution of an IRS audit.  The year ended fiscal 2014 tax rate included a taxpayer election filed pursuant to the outcome of a U.S. court case that provided the Company precedent to record a tax benefit of $2.9 million for the permanent exclusion of qualified export activity from prior years’ taxable income.

FISCAL 2014 COMPARED TO FISCAL 2013
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, goodwill and tradename impairments, and a litigation settlement (in thousands, except per share data):

	For the fiscal year ended June
	2014 Reported	Adjustments(1)	2014 Adjusted (2)	2013 Reported	Adjustments(1)	2013 Adjusted(2)
NET SALES:
Engines	$1,219,627	$—	$1,219,627	$1,189,674	$—	$1,189,674
Products	736,312	—	736,312	805,450	—	805,450
Inter-Segment Eliminations	(96,879)	—	(96,879)	(132,626)	—	(132,626)
Total	$1,859,060	$—	$1,859,060	$1,862,498	$—	$1,862,498

GROSS PROFIT:
Engines	$257,441	$3,099	$260,540	$236,486	$9,008	$245,494
Products	87,682	2,742	90,424	87,392	9,753	97,145
Inter-Segment Eliminations	1,660	—	1,660	5,262	—	5,262
Total	$346,783	$5,841	$352,624	$329,140	$18,761	$347,901

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Engines	$184,803	$—	$184,803	$173,958	$1,877	$172,081
Products	106,564	—	106,564	102,230	—	102,230
Total	$291,367	$—	$291,367	$276,188	$1,877	$274,311

RESTRUCTURING CHARGES AND GOODWILL AND TRADENAME IMPAIRMENT:
Engines	$425	$425	$—	$3,435	$3,435	$—
Products	8,733	8,733	—	90,080	90,080	—
Total	$9,158	$9,158	$—	$93,515	$93,515	$—

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES
Engines	$6,087	$—	$6,087	$4,244	$—	$4,244
Products	177	—	177	—	—	—
Total	$6,264	$—	$6,264	$4,244	$—	$4,244

SEGMENT INCOME (LOSS) (3):
Engines	$78,300	$3,524	$81,824	$63,337	$14,320	$77,657
Products	(27,438)	11,475	(15,963)	(104,918)	99,833	(5,085)
Inter-Segment Eliminations	1,660	—	1,660	5,262	—	5,262
Total	$52,522	$14,999	$67,521	$(36,319)	$114,153	$77,834

	For the fiscal year ended June
	2014 Reported	Adjustments(1)	2014 Adjusted (2)	2013 Reported	Adjustments(1)	2013 Adjusted(2)
SEGMENT INCOME (LOSS) (3):	52,522	14,999	67,521	(36,319)	114,153	77,834
Reconciliation from Segment Income (Loss) to Income (Loss) Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	6,264	—	6,264	4,244	—	4,244
Income (Loss) from Operations	$46,258	$14,999	$61,257	$(40,563)	$114,153	$73,590

INTEREST EXPENSE	(18,466)	—	(18,466)	(18,519)	—	(18,519)
OTHER INCOME, Net	9,342	—	9,342	6,941	—	6,941
Income (Loss) Before Income Taxes	37,134	14,999	52,133	(52,141)	114,153	62,012
PROVISION (CREDIT) FOR INCOME TAXES	8,787	4,307	13,094	(18,484)	35,442	16,958
Net Income (Loss)	$28,347	$10,692	$39,039	$(33,657)	$78,711	$45,054

EARNINGS (LOSS) PER SHARE
Basic	$0.59	$0.23	$0.82	$(0.73)	$1.66	$0.93
Diluted	0.59	0.23	0.82	(0.73)	1.66	0.93
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
Engines segment net sales for fiscal 2014 were $1.2 billion, which was $30.0 million or 2.5% higher than fiscal 2013. This increase in net sales was primarily driven by higher sales of engines used on U.S. lawn and garden equipment and related service parts and sales from Branco, which was acquired mid-year in fiscal 2013. The increase in net sales was partially offset by lower sales of engines used on generators due to the lack of storm activity during fiscal 2014.
Products segment net sales for fiscal 2014 were $736.3 million, a decrease of $69.1 million or 8.6% from fiscal 2013. The decrease in net sales was primarily due to lower sales of standby and portable generators due to the lack of storm activity during fiscal 2014, lower replenishment of snow throwers in Europe following the previous year's dry winter, and unfavorable foreign exchange predominantly due to the Australian dollar and Brazilian real. The decrease in net sales was partially offset by higher sales of pressure washers and sales from Branco, which was acquired mid-year in fiscal 2013.

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
The Engines segment gross profit percentage for fiscal 2014 was 21.1%, which was higher than the 19.9% in fiscal 2013. Adjusted gross profit percentage for 2014 was 21.4%, which was 80 basis points higher compared to fiscal 2013. The adjusted gross profit percentage increased due to a favorable sales mix, including the impact of new product introductions, and by 60 basis points due to a 1% increase in manufacturing throughput with fixed cost absorption benefiting from a 14% increase in the production of large engines. Lower material costs were mostly offset by reduced pricing.
The Products segment gross profit percentage for fiscal 2014 was 11.9%, which was higher than the 10.9% in fiscal 2013. The Products segment adjusted gross profit percentage for fiscal 2014 was 12.3%, which was 20 basis points higher compared to the adjusted gross profit percentage for fiscal 2013. The increase in adjusted gross profit percentage was primarily due to a 80 basis point benefit from improved manufacturing efficiencies and incremental footprint restructuring savings of $1.6 million. The adjusted gross profit percentage also benefited from additional margin from a favorable mix of products sold. Partially offsetting the increase in adjusted gross profit percentage was an unfavorable foreign exchange impact of 60 basis points.

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
Other Intangible Asset Impairment
During the fourth quarter of fiscal 2014, the Company performed its annual impairment testing of other intangible assets. Based on a combination of factors, predominantly driven by a slower than anticipated recovery of the North America lawn and garden market and the operating results of the Products segment during fiscal 2013 and fiscal 2014 leading up to the impairment, which lacked the benefit of certain weather related events that would have been favorable to the business, the Company’s forecasted cash flow estimates used in the assessment of goodwill and other intangible assets were adversely impacted. The Company concluded that the carrying value of a tradename within the Products reporting unit exceeded its fair value as of June 29, 2014. The non-cash intangible asset impairment charge recorded in the fourth quarter of fiscal 2014 was $5.5 million. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. No impairment charges were recorded within the Engines segment.
Restructuring Actions
The restructuring actions that were in progress at the beginning of fiscal 2014 concluded as planned as of

June 29, 2014. These restructuring actions resulted in pre-tax restructuring costs for the fourth quarter and twelve months ended June 29, 2014 of $1.4 million and $6.5 million, respectively. Incremental pre-tax restructuring savings for fiscal 2014 were $2.5 million.
Interest Expense
Interest expense for fiscal 2014 was $18.5 million, which was comparable to fiscal 2013.
Provision for Income Taxes
The effective tax rate for fiscal 2014 was 23.7% compared to 35.6% for fiscal 2013. The tax rate for fiscal 2014 was mainly impacted by a  taxpayer election filed pursuant to the outcome of a U.S. court case that provided the Company precedent to record a tax benefit of $2.9 million for the permanent exclusion of qualified export activity from prior years’ taxable income as well as a U.S. manufacturers deduction of $1.8 million. The tax rate for fiscal 2013 was primarily driven by tax benefits related to foreign operations of $2.4 million and state credits of $2.0 million with an offsetting $5.6 million non-deductible goodwill impairment charge.
Liquidity and Capital Resources
FISCAL YEARS 2015, 2014 AND 2013
Net cash provided by operating activities was $148 million, $127 million and $161 million in fiscal 2015, 2014 and 2013, respectively.
Cash flows provided by operating activities for fiscal 2015 were $148 million compared to $127 million in fiscal 2014. The increase in operating cash flows was primarily related to higher net income and changes in working capital, specifically lower accounts receivable and higher accounts payable.
Cash flows provided by operating activities for fiscal 2014 were $127 million compared to $161 million in fiscal 2013. The decrease in operating cash flows was primarily related to changes in working capital as higher fourth quarter sales in fiscal 2014 led to a larger accounts receivable balance compared to fiscal 2013. The change was partially offset by no contributions to the pension plan in fiscal 2014 compared to $29.4 million in contributions in fiscal 2013.
Net cash used in investing activities was $158 million, $60 million and $92 million in fiscal 2015, 2014 and 2013, respectively. These cash flows include capital expenditures of $72 million, $60 million and $45 million in fiscal 2015, 2014 and 2013, respectively. The capital expenditures related primarily to reinvestment in equipment and new products and technology. Further, in fiscal 2015, approximately $88 million of cash was used for the acquisitions of Allmand Bros., Inc. and Billy Goat Industries, Inc. In fiscal 2013, approximately $60 million of cash was used for the acquisition of Branco and approximately $12.5 million was received from dispositions of plant and equipment.
Net cash used in financing activities was $65 million, $62 million and $36 million in fiscal 2015, 2014 and 2013, respectively. In fiscal 2015, the Company repurchased treasury stock at a total cost of $47 million compared to $43 million and $30 million stock repurchases in fiscal 2014 and 2013, respectively. In fiscal 2015, the Company received proceeds of $5 million from the exercise of stock options. In fiscal 2014, the Company received proceeds of $5 million from the exercise of stock options. Also in fiscal 2014, as disclosed in Note 11 of the Notes to Consolidated Financial Statements, the Company incurred $0.9 million of debt issuance costs associated with the refinancing of its revolving credit facility. In fiscal 2013, the Company received proceeds of $20 million from the exercise of stock options and made repayments totaling $3 million on short-term loans. The Company paid cash dividends on its common stock of $23 million in each of fiscal 2015, 2014 and 2013.
Given the Company's international operations, a portion of the Company's cash and cash equivalents are held in non-U.S. subsidiaries where its undistributed earnings are considered to be permanently reinvested. Generally, these would be subject to U.S. tax if repatriated. As of June 28, 2015, approximately $56 million of the Company's $118 million of cash and cash equivalents was held in non-U.S. subsidiaries.

Future Liquidity and Capital Resources
In December 2010, the Company issued $225 million aggregate principal amount of 6.875% Senior Notes due December 2020 (the "Senior Notes").
On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which among other things, extended the maturity of the Revolver to October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the Revolver by up to $250 million if certain conditions are satisfied. There were no borrowings under the Revolver as of June 28, 2015 and June 29, 2014.
In August 2015, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.125 per share to $0.135 per share on the Company's common stock, payable September 30, 2015 to shareholders of record at the close of business on September 17, 2015.
In August 2012, the Board of Directors authorized $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2014. On January 22, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. On August 13, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an expiration date of June 30, 2016. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2015, the Company repurchased 2,423,044 shares on the open market at a total cost of $47.0 million, or $19.42 per share. There were 2,100,499 shares repurchased in fiscal 2014 at a total cost of $43.0 million, or $20.49 per share.
The Company expects capital expenditures to be approximately $65 to $70 million in fiscal 2016. These anticipated expenditures reflect the Company's plans to continue to reinvest in efficient equipment and innovative new products.
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. On August 8, 2014, the Highway and Transportation Funding Act of 2014 (HATFA Act) was enacted. The HATFA Act extends the pension provisions included in the MAP-21 Act. During fiscal 2015, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2019. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.
The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum average leverage ratio. As of June 28, 2015, the Company was in compliance with these covenants.

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
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of June 28, 2015 is as follows (in thousands):

	Total	Fiscal 2016	Fiscal 2017-2018	Fiscal 2019-2020	Thereafter
Long-Term Debt	$225,000	$—	$—	$—	$225,000
Interest on Long-Term Debt	85,079	15,469	30,938	30,938	7,734
Operating Leases	70,554	14,661	19,491	8,747	27,655
Purchase Obligations	60,256	58,208	2,048	—	—
Other Liabilities (a)	—	—	—	200	6,800
	$440,889	$88,338	$52,477	$39,885	$267,189
(a) Includes an estimate of future expected funding requirements related to our pension plans. Any further funding requirements for pension plans beyond fiscal 2021 cannot be estimated at this time. Because their future cash outflows are uncertain, liabilities for unrecognized tax benefits and other sundry items are excluded from the table above.
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
Generally, the Company first determines based on a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will test goodwill using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the carrying values of each of the Company’s reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using an income approach. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company’s budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
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
As discussed in Note 7 to the Consolidated Financial Statements, the Company performed the annual impairment test on its reporting units as of June 28, 2015. Based on a qualitative assessment of its Engines reporting unit, the Company determined that it is more likely than not that the fair value of its reporting unit exceeds its carrying amount. As a result, the Company concluded that the Engines reporting unit is not impaired as of June 28, 2015.
The Company also performed an impairment test over its Products reporting segment, which consists of four reporting units, specifically Turf & Consumer, Standby, Job Site, and Chore reporting units. The Standby reporting unit does not have goodwill. The impairment testing performed by the Company at June 28, 2015 indicated that the estimated fair value of the Turf & Consumer, Job Site, and Chore reporting units exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed.
At June 28, 2015, the Turf & Consumer reporting unit had an insignificant amount of goodwill. The Job Site reporting unit's goodwill was acquired during the current year through the Allmand acquisition in August 2014. At June 28, 2015, the fair value of the Job Site reporting unit's goodwill exceeded its carrying value by approximately 4%. The discount rate used for the Job Site reporting unit was 13.2%. The growth rate and gross profit margin used for the terminal value calculation for the Job Site reporting unit was 3.5% and 23.7%, respectively. The Chore reporting unit's goodwill was acquired during the current year through the Billy Goat acquisition in May 2015.
The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation. Other than management’s internal projections of future cash flows, the primary assumptions used in the impairment test were the weighted-average cost of capital and long-term growth rates.
Qualitative assessments of goodwill and quantitative assessments of goodwill and tradenames involve significant judgments by management. Although the Company’s cash flow forecasts are based on assumptions that are considered reasonable by management and consistent with the plans and estimates management is using to operate the underlying businesses, there is significant judgment in determining the expected future cash flows attributable to these businesses. Changes in such estimates or the application of alternative assumptions could produce significantly different results.
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
As discussed in Note 7 to the consolidated financial statements, the Company performed the annual impairment test on its indefinite-lived intangible assets as of June 28, 2015. In fiscal 2015, the Company determined that no intangible asset impairment existed. The Company recognized a $5.5 million non-cash impairment charge in the fourth quarter of fiscal 2014 related to a tradename in the Products reporting unit. In fiscal 2013, the Company recognized a $18.8 million non-cash impairment charge related to a tradename in the Products reporting unit. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation.
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
Pension and Other Postretirement Plans
The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate, mortality tables, and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at June 28, 2015 used a discount rate of 4.55% and the determination of fiscal 2015 expense used an expected rate of return on plan assets of 8.00%. Our discount rate was selected using a methodology that matches plan cash flows with a selection of Standard and Poor’s AA or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension service and interest costs by approximately $1.5 million. A 0.25% decrease in the expected return on plan assets would increase our annual pension service and interest costs by approximately $2.3 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that our investment performance has been in the top decile compared to other plans. Changes in the discount rate, mortality tables, and return on assets can have a significant effect on the funded status of our pension plans, shareholders' investment and related expense. We cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.
The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At June 28, 2015 and June 29, 2014, the fair value of plan assets was less than the projected benefit obligation by approximately $212 million and $130 million, respectively.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. On August 8, 2014, the Highway and Transportation Funding Act of 2014 (HATFA Act) was enacted. The HATFA Act extends the pension provisions included in the MAP-21 Act. During fiscal 2015, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2019. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment froze accruals for all non-bargaining employees effective January 1, 2014. The Company recorded a pre-tax curtailment charge of $1.9 million in fiscal 2013 related to the defined benefit plan change.
The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $1.6 million and would increase the service and interest cost by $0.1 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $1.6 million and decrease the service and interest cost by $0.1 million.
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
New Accounting Pronouncements
In May 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-07, "Fair Value Measurement (Topic 820)." The core principle of the guidance is to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. A reporting entity should apply the guidance retrospectively to all periods presented. Earlier application is permitted. The Company adopted ASU No. 2015-07 beginning with the fiscal year ended June 28, 2015. In Note 17, certain investments within the Company's pension plan assets that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The adoption of this ASU did not have any impact on the Company's results of operations, financial position, and cash flow.
In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is only permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the potential impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flow.

Other Matters
Labor Agreements
The Company has collective bargaining agreements with its unions. These collective bargaining agreements cover approximately 10% of the total employees as of June 28, 2015. These agreements expire at various times beginning in calendar 2016.
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
Foreign Currency
The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar against various currencies. The Company receives Euros for certain products sold to European customers and receives Canadian dollars for certain products sold to Canadian customers. The Yen and Renminbi are used to purchase engines from the Company's joint venture in Japan and the Company's subsidiary in China, respectively. The Company receives Mexican Pesos for certain products sold to the Company's subsidiary in Mexico. The Company's foreign subsidiaries’ earnings are also influenced by fluctuations of local currencies, including the Australian dollar and Brazilian Real, against the U.S. dollar as these subsidiaries purchase components and inventory from vendors and the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations.
At June 28, 2015, the Company had the following forward foreign exchange contracts outstanding with the fair value (gains) losses shown (in thousands):

Hedge Currency	Notional Value	Fair Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	29,473	$22,329	U.S.	$(637)
Brazilian Real	22,443	$7,470	U.S.	$(190)
Canadian Dollar	9,326	$7,558	U.S.	$(41)
Chinese Renminbi	259,350	$41,127	U.S.	$(604)
Euro	62,740	$70,338	U.S.	$(2,359)
Japanese Yen	711,000	$5,762	U.S.	$222
Fluctuations in currency exchange rates may also impact the shareholders’ investment in the Company. Amounts invested in the Company's non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Shareholders’ Investment decreased by $32.2 million during fiscal

2015. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 28, 2015 was approximately $201.3 million.
Commodity Prices
The Company is exposed to fluctuating market prices for commodities, including steel, natural gas, copper and aluminum. The Company has established programs to manage commodity price fluctuations through contracts that fix the price of certain commodities, some of which are financial derivative instruments. The maturities of these contracts coincide with the expected usage of the commodities for periods up to the next thirty-six months. At June 28, 2015 the Company had the following outstanding commodity derivative contracts with the fair value (gains) losses shown (in thousands):

Hedge Commodity	Notional Value	Fair Value	(Gain) Loss at Fair Value
Natural Gas (Therms)	11,324	$10,697	$627
Interest Rates
The Company is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions. On June 28, 2015, long-term loans consisted of the following (in thousands):

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JUNE 28, 2015 AND JUNE 29, 2014
(in thousands)

ASSETS	2015	2014
CURRENT ASSETS:
Cash and Cash Equivalents	$118,390	$194,668
Receivables, Less Reserves of $3,463 and $6,352, Respectively	215,841	220,590
Inventories:
Finished Products	266,726	268,116
Work in Process	101,285	102,431
Raw Materials	10,677	5,556
Total Inventories	378,688	376,103
Deferred Income Tax Asset	45,871	48,958
Prepaid Expenses and Other Current Assets	36,453	30,016
Total Current Assets	795,243	870,335
GOODWILL	165,522	144,522
INVESTMENTS	30,779	27,137
DEBT ISSUANCE COSTS, Net	3,714	4,671
OTHER INTANGIBLE ASSETS, Net	111,280	80,317
LONG-TERM DEFERRED INCOME TAX ASSET	22,452	15,178
OTHER LONG-TERM ASSETS, Net	15,134	10,539
PLANT AND EQUIPMENT:
Land and Land Improvements	14,584	16,173
Buildings	126,313	131,159
Machinery and Equipment	841,538	849,470
Construction in Progress	52,891	39,046
	1,035,326	1,035,848
Less - Accumulated Depreciation	720,488	738,841
Total Plant and Equipment, Net	314,838	297,007
	$1,458,962	$1,449,706

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JUNE 28, 2015 AND JUNE 29, 2014
(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2015	2014
CURRENT LIABILITIES:
Accounts Payable	$182,676	$169,271
Accrued Liabilities:
Wages and Salaries	57,051	45,585
Warranty	29,580	27,066
Accrued Postretirement Health Care Obligation	12,299	13,882
Other	53,510	47,383
Total Accrued Liabilities	152,440	133,916
Total Current Liabilities	335,116	303,187
ACCRUED PENSION COST	208,623	126,529
ACCRUED EMPLOYEE BENEFITS	23,298	24,491
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	47,545	59,290
ACCRUED WARRANTY	18,427	17,678
DEFERRED INCOME TAX LIABILITY	223	—
OTHER LONG-TERM LIABILITIES	26,480	21,097
LONG-TERM DEBT	225,000	225,000
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	77,272	78,466
Retained Earnings	1,071,493	1,048,466
Accumulated Other Comprehensive Loss	(279,110)	(195,257)
Treasury Stock at Cost, 13,480 and 11,536 Shares, Respectively	(295,984)	(259,820)
Total Shareholders’ Investment	574,250	672,434
	$1,458,962	$1,449,706

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

FOR THE FISCAL YEARS ENDED JUNE 28, 2015, JUNE 29, 2014 AND JUNE 30, 2013
(in thousands, except per share data)

	2015	2014	2013
NET SALES	$1,894,750	$1,859,060	$1,862,498
COST OF GOODS SOLD	1,511,363	1,506,436	1,514,597
RESTRUCTURING CHARGES	24,288	5,841	18,761
Gross Profit	359,099	346,783	329,140
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	289,916	291,367	276,188
RESTRUCTURING CHARGES	3,000	698	3,435
GOODWILL IMPAIRMENT	—	2,960	71,310
TRADENAME IMPAIRMENT	—	5,500	18,770
Income (Loss) from Operations	66,183	46,258	(40,563)
INTEREST EXPENSE	(19,532)	(18,466)	(18,519)
OTHER INCOME, Net	10,307	9,342	6,941
Income (Loss) Before Income Taxes	56,958	37,134	(52,141)
PROVISION (CREDIT) FOR INCOME TAXES	11,271	8,787	(18,484)
NET INCOME (LOSS)	$45,687	$28,347	$(33,657)

EARNINGS (LOSS) PER SHARE
Basic	$1.00	$0.59	$(0.73)
Diluted	$1.00	$0.59	$(0.73)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	44,392	46,366	47,172
Diluted	44,442	46,436	47,172

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

FOR THE FISCAL YEARS ENDED JUNE 28, 2015, JUNE 29, 2014 AND JUNE 30, 2013
(in thousands)

	2015	2014	2013
Net Income (Loss)	$45,687	$28,347	$(33,657)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(32,170)	1,168	(617)
Unrealized Gain on Derivative Instruments, Net of Tax Provision of $1,435, $1,605, and 2,428, respectively	2,296	2,589	3,981
Unrecognized Pension & Postretirement Obligation, Net of Tax Provision (Benefit) of ($33,737), $16,067, and $57,591, respectively	(53,979)	25,914	94,412
Other Comprehensive Income (Loss)	(83,853)	29,671	97,776
Total Comprehensive Income (Loss)	$(38,166)	$58,018	$64,119

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JUNE 28, 2015, JUNE 29, 2014 AND JUNE 30, 2013
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JULY 1, 2012	$579	$81,723	$1,099,859	$(322,704)	$(227,487)	631,970
Net Loss	—	—	(33,657)	—	—	(33,657)
Total Other Comprehensive Income, Net of Tax	—	—	—	97,776	—	97,776
Cash Dividends Paid ($0.48 per share)	—	—	(23,285)	—	—	(23,285)
Stock Option Activity, Net of Tax	—	(4,680)	—	—	26,662	21,982
Restricted Stock	—	(3,127)	—	—	2,893	(234)
Amortization of Unearned Compensation	—	2,421	—	—	—	2,421
Deferred Stock	—	703	—	—	33	736
Shares Issued to Directors	—	(36)	—	—	624	588
Treasury Stock Purchases	—	—	—	—	(30,359)	(30,359)
BALANCES, JUNE 30, 2013	$579	$77,004	$1,042,917	$(224,928)	$(227,634)	$667,938
Net Income	—	—	28,347	—	—	28,347
Total Other Comprehensive Income, Net of Tax	—	—	—	29,671	—	29,671
Cash Dividends Paid ($0.48 per share)	—	—	(22,798)	—	—	(22,798)
Stock Option Activity, Net of Tax	—	3,269	—	—	6,200	9,469
Restricted Stock	—	(3,322)	—	—	2,423	(899)
Amortization of Unearned Compensation	—	2,737	—	—	—	2,737
Deferred Stock	—	(1,188)	—	—	1,474	286
Shares Issued to Directors	—	(34)	—	—	764	730
Treasury Stock Purchases	—	—	—	—	(43,047)	(43,047)
BALANCES, JUNE 29, 2014	$579	$78,466	$1,048,466	$(195,257)	$(259,820)	$672,434
Net Income	—	—	45,687	—	—	45,687
Total Other Comprehensive Income, Net of Tax	—	—	—	(83,853)	—	(83,853)
Cash Dividends Paid ($0.50 per share)	—	—	(22,660)	—	—	(22,660)
Stock Option Activity, Net of Tax	—	3,025	—	—	5,793	8,818
Restricted Stock	—	(3,482)	—	—	1,868	(1,614)
Amortization of Unearned Compensation	—	2,625	—	—	—	2,625
Deferred Stock	—	(3,287)	—	—	2,368	(919)
Shares Issued to Directors	—	(75)	—	—	852	777
Treasury Stock Purchases	—	—	—	—	(47,045)	(47,045)
BALANCES, JUNE 28, 2015	$579	$77,272	$1,071,493	$(279,110)	$(295,984)	$574,250
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JUNE 28, 2015, JUNE 29, 2014 AND JUNE 30, 2013
(in thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$45,687	$28,347	$(33,657)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	52,260	50,343	55,752
Stock Compensation Expense	6,227	7,174	6,514
Goodwill and Tradename Impairment	—	8,460	90,080
Equity in Earnings of Unconsolidated Affiliates	(7,303)	(6,264)	(4,244)
Dividends Received from Unconsolidated Affiliates	4,628	4,069	4,636
Loss on Disposition of Plant and Equipment	265	465	696
Provision (Credit) for Deferred Income Taxes	7,648	(5,396)	(27,914)
Cash Contributions to Qualified Pension Plans	—	—	(29,363)
Non-Cash Restructuring Charges	11,257	4,231	13,081
Change in Operating Assets and Liabilities:
Accounts Receivable	21,461	(29,211)	42,121
Inventories	12,079	30,775	34,696
Other Current Assets	5,444	(9,304)	10,232
Accounts Payable, Accrued Liabilities and Income Taxes	(2,508)	47,867	9,196
Other, Net	(9,049)	(4,477)	(11,013)
Net Cash Provided by Operating Activities	148,096	127,079	160,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(71,710)	(60,371)	(44,878)
Cash Paid for Acquisitions, Net of Cash Acquired	(88,144)	—	(59,627)
Proceeds Received on Disposition of Plant and Equipment	2,117	628	12,492
Other, Net	(250)	—	—
Net Cash Used in Investing Activities	(157,987)	(59,743)	(92,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	—	—	—
Repayments on Short-Term Debt	—	(300)	(2,700)
Debt Issuance Costs	—	(949)	—
Cash Dividends Paid	(22,559)	(22,697)	(23,285)
Stock Option Exercise Proceeds and Tax Benefits	5,126	5,402	19,988
Treasury Stock Purchases	(47,045)	(43,047)	(30,359)
Net Cash Used in Financing Activities	(64,478)	(61,591)	(36,356)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,909)	478	(74)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,278)	6,223	32,370
CASH AND CASH EQUIVALENTS:
Beginning of Year	194,668	188,445	156,075
End of Year	$118,390	$194,668	$188,445
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$18,535	$17,499	$17,338
Income Taxes Paid	$4,122	$12,574	$1,171

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

 FOR THE FISCAL YEARS ENDED JUNE 28, 2015, JUNE 29, 2014 AND JUNE 30, 2013
(1) Nature of Operations:
Briggs & Stratton (the “Company”) is a U.S. based producer of air cooled gasoline engines and engine powered outdoor equipment. The Company’s Engines segment sells engines worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. The Company’s Products segment designs, manufacturers and markets a wide range of outdoor power equipment, job site products, and related accessories.
(2) Summary of Significant Accounting Policies:
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. The 2015, 2014 and 2013 fiscal years were each 52 weeks long. All references to years relate to fiscal years rather than calendar years.
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
Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 49% of total inventories at June 28, 2015 and 51% at June 29, 2014. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $62.6 million and $64.5 million higher in fiscal 2015 and 2014, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts. During 2015, liquidation of LIFO layers generated income of $1.8 million.
Goodwill and Other Intangible Assets: Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition.
Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are primarily comprised of tradenames, patents and customer relationships. Goodwill and tradenames, which are considered to have indefinite lives, are not amortized; however, both must be tested for impairment at least annually. Amortization is recorded on a straight-line basis for other intangible assets with finite lives. Patents have been assigned an estimated weighted average useful life of 15 years. The customer relationships have been assigned an estimated useful life of 14 to 25 years. The Company is subject to financial statement risk in the event that goodwill and intangible assets become impaired.
The Company performed the required impairment tests in fiscal 2015, 2014 and 2013. There were no goodwill impairment charges or intangible asset impairment charges recorded in fiscal 2015.The Company recorded non-cash goodwill impairment charges and non-cash intangible asset impairment charges in fiscal 2014 and 2013. Refer to Note 7 for a discussion of the non-cash goodwill impairment charges and the non-cash intangible asset impairment charges recorded in fiscal 2014 and 2013.

Investments: This caption represents the Company’s investments in unconsolidated affiliated companies. Combined financial information of the unconsolidated affiliated companies accounted for by the equity method, generally on a lag of 3 months or less, was as follows (in thousands):
Results of operations of unconsolidated affiliated companies for the fiscal year (in thousands):

	2015	2014	2013
Results of Operations:
Sales	$219,904	$143,007	$113,452
Cost of Goods Sold	173,603	116,158	92,844
Gross Profit	$46,301	$26,849	$20,608
Net Income	$14,957	$13,653	$8,057
Balance sheets of unconsolidated affiliated companies as of fiscal year-end (in thousands):

	2015	2014
Financial Position:
Assets:
Current Assets	$99,596	$76,811
Noncurrent Assets	43,555	28,106
	143,151	104,917
Liabilities:
Current Liabilities	$36,630	$22,990
Noncurrent Liabilities	9,859	1,779
	46,489	24,769
Equity	$96,662	$80,148
Net sales to equity method investees were approximately $60.1 million, $18.7 million and $1.0 million in 2015, 2014 and 2013, respectively. Purchases of finished products from equity method investees were approximately $104.7 million, $102.4 million and $107.0 million in 2015, 2014 and 2013, respectively.

During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. In the first quarter of fiscal 2015, a second independent distributor joined the venture and, as a result, the Company recorded an additional investment of $2.8 million. During the second quarter of fiscal 2015, the venture acquired a third independent distributor. The Company uses the equity method to account for this investment, and the earnings of the unconsolidated affiliate are recorded within the Products Segment. As of June 28, 2015, the Company's total investment in the venture was $10.0 million, and its ownership percentage was 11.9%. Subsequent to fiscal 2015, the venture added a fourth independent distributor through an acquisition.
Debt Issuance Costs: Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. Approximately $1.0 million, $1.0 million and $1.0 million of debt issuance costs and original issue discounts were amortized to interest expense during fiscal years 2015, 2014 and 2013, respectively.
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
Depreciation expense was approximately $48.5 million, $47.2 million and $52.3 million during fiscal years 2015, 2014 and 2013, respectively.
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

	2015	2014
Balance, Beginning of Period	$44,744	$45,037
Payments	(27,366)	(28,377)
Provision for Current Year Warranties	30,673	29,087
Changes in Estimates	(44)	(1,003)
Balance, End of Period	$48,007	$44,744
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
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for retail customers to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales in fiscal 2015, 2014 and 2013 were financing costs, net of the related gain or loss on interest rate swaps, of $6.0 million, $5.5 million and $6.3 million, respectively.
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
Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and recorded in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations. The amounts charged against income were $19.9 million, $19.7 million and $18.5 million in fiscal 2015, 2014 and 2013, respectively.
Advertising Costs: Advertising costs, included in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations, are expensed as incurred. These expenses totaled $17.5 million in fiscal 2015, $18.5 million in fiscal 2014 and $17.7 million in fiscal 2013.
Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2015, 2014 and 2013 was $6.6 million, $4.4 million and $4.9 million, respectively.
Foreign Currency Translation: Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment. During fiscal 2013, the Company recorded a charge of $4.2 million of foreign currency translation primarily recognized in connection with the substantial liquidation of the Company's investment in the Ostrava, Czech Republic entity, which was related to previously announced restructuring actions. Foreign currency transaction gains and losses are included in the results of operations in the period incurred. The Company recorded pre-tax foreign currency transaction gains of $3.7 million in fiscal 2015 and losses of $3.9 million, and $4.1 million during fiscal 2014 and 2013, respectively.
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
Information on earnings (loss) per share is as follows (in thousands except per share data):

	Fiscal Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Net Income (Loss)	$45,687	$28,347	$(33,657)
Less: Earnings Allocated to Participating Securities	(1,154)	(768)	(605)
Net Income (Loss) available to Common Shareholders	$44,533	$27,579	$(34,262)
Average Shares of Common Stock Outstanding	44,392	46,366	47,172
Incremental Common Shares Applicable to Common Stock Options and Performance Shares Based on the Common Stock Average Market Price During the Period	50	70	—
Diluted Average Shares of Common Stock Outstanding	44,442	46,436	47,172
Basic Earnings (Loss) Per Share	$1.00	$0.59	$(0.73)
Diluted Earnings (Loss) Per Share	$1.00	$0.59	$(0.73)

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

	Fiscal Year Ended
	June 28, 2015	June 29, 2014	June 30, 2013
Options to Purchase Shares of Common Stock (in thousands)	784	916	1,590
Weighted Average Exercise Price of Options Excluded	$20.37	$29.62	$34.13
As a result of the Company incurring a net loss for the fiscal year ended June 30, 2013, potential incremental common shares of 1,126,000 were excluded from the calculation of diluted earnings (loss) for fiscal 2013 because the effect would have been anti-dilutive.
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

(3) New Accounting Pronouncements:

In May 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-07, "Fair Value Measurement (Topic 820)." The core principle of the guidance is to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. A reporting entity should apply the guidance retrospectively to all periods presented. Earlier application is permitted. The Company adopted ASU No. 2015-07 beginning with the fiscal year ended June 28, 2015. In Note 17, certain investments within the Company's pension plan assets that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The adoption of this ASU did not have any impact on the Company's results of operations, financial position, and cash flow.

In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is only permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the potential impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flow.
(4) Accumulated Other Comprehensive Income (Loss):
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Fiscal Year Ended June 28, 2015
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$13,053	$(1,084)	$(207,226)	$(195,257)
Other Comprehensive Income (Loss) Before Reclassification	(32,170)	13,280	(101,366)	(120,256)
Income Tax Benefit (Expense)	—	(4,980)	38,012	33,032
Net Other Comprehensive Income (Loss) Before Reclassifications	(32,170)	8,300	(63,354)	(87,224)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(11,350)	—	(11,350)
Realized (Gains) Losses - Commodity Contracts (1)	—	521	—	521
Realized (Gains) Losses - Interest Rate Swaps (1)	—	1,222	—	1,222
Amortization of Prior Service Costs (Credits) (2)	—	—	(2,578)	(2,578)
Amortization of Actuarial Losses (2)	—	—	17,578	17,578
Total Reclassifications Before Tax	—	(9,607)	15,000	5,393
Income Tax Expense (Benefit)	—	3,603	(5,625)	(2,022)
Net Reclassifications	—	(6,004)	9,375	3,371
Other Comprehensive Income (Loss)	(32,170)	2,296	(53,979)	(83,853)
Ending Balance	$(19,117)	$1,212	$(261,205)	$(279,110)
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

(5) Acquisitions:
On December 7, 2012, Briggs & Stratton Representação de Motores e Produtos de Força do Brasil Ltda., a wholly-owned subsidiary of the Company, acquired all of the common stock of Companhia Caetano Branco (“Branco”) of Sao Jose dos Pinhais, Brazil for a total cash consideration of $59.6 million, net of cash acquired. Branco is a leading brand in the Brazilian light power equipment market with a broad range of outdoor power equipment used primarily in light commercial applications. Its products, including generators, water pumps, light construction equipment and diesel engines, are sold through its independent network of over 1,200 dealers throughout Brazil. The Company recorded a purchase price allocation during fiscal 2013 based on its estimates of fair value. At June 30, 2013, the purchase price allocation resulted in the recognition of $15.3 million of goodwill, of which $4.6 million and $10.7 million were allocated to the Engines segment and Products segment, respectively, and $24.0 million of intangible assets, including $14.6 million of customer relationships and $9.4 million of tradenames.
On August 29, 2014, the Company acquired all of the outstanding shares of Allmand Bros., Inc. ("Allmand") of Holdrege, Nebraska for total cash consideration of $59.9 million, net of cash acquired. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Its products are used in a variety of industries, including construction, roadway, oil and gas, mining, and sporting and special events. Allmand's products are generally powered by diesel engines, and distributed through national and regional equipment rental companies, equipment dealers and distributors. Allmand sells its products and service parts in approximately 40 countries. During fiscal 2015, the Company recorded a purchase price allocation based on its estimates of fair value. At June 28, 2015, the purchase price allocation resulted in the recognition of $15.6 million of goodwill, which was allocated to the Products segment, and $24.1 million of intangible assets, including $15.7 million of customer relationships, $8.1 million of tradenames, and $0.3 million of other intangible assets.
On May 20, 2015, the Company acquired all of the outstanding shares of Billy Goat Industries, Inc. ("Billy Goat") of Lee's Summit, Missouri for total cash consideration of $28.3 million, net of cash acquired, subject to customary post closing working capital adjustments. Billy Goat is a leading manufacturer of specialty turf equipment, which includes aerators, sod cutters, overseeders, power rakes, brush cutters, walk behind blowers, lawn vacuums, and debris loaders. During fiscal 2015, the Company recorded a preliminary purchase price allocation based on its estimates of fair value.The preliminary purchase price allocation resulted in the recognition of $9.2 million of goodwill, which was allocated to the Products segment, and $16.4 million of intangible assets, including $12.0 million of customer relationships, $4.0 million of tradenames, and $0.4 million of other intangible assets.

The results of operations of the acquisitions have been included in the Consolidated Condensed Statements of Operations since the date of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of the acquisitions are not material to the Company's consolidated results of operations or financial position.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 28, 2015 and June 29, 2014 (in thousands):

		Fair Value Measurement Using
	June 28, 2015	Level 1	Level 2	Level 3
Assets:
Derivatives	$4,693	$—	$4,693	$—
Liabilities:
Derivatives	$2,745	$—	$2,745	$—

		Fair Value Measurement Using
	June 29, 2014	Level 1	Level 2	Level 3
Assets:
Derivatives	$431	$—	$431	$—
Liabilities:
Derivatives	$1,932	$—	$1,932	$—

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
Fair Value of Financial Instruments:
The Company believes that the carrying values of cash and cash equivalents, trade receivables and accounts payable are reasonable estimates of their fair values at June 28, 2015 and June 29, 2014 due to the short-term nature of these instruments. The estimated fair value of the 6.875% Senior Notes due December 2020 is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.
The estimated fair market values of the Company’s Long-Term Debt is (in thousands):

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt
6.875% Senior Notes	$225,000	$248,292	$225,000	$251,438
Borrowings on Revolver	$—	$—	$—	$—
(7) Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill by reporting segment for the fiscal years ended June 28, 2015 and June 29, 2014 are as follows (in thousands):

	Engines	Products	Total
Goodwill Balance at June 30, 2013	$140,937	$6,415	$147,352
Impairment Loss	—	(2,960)	(2,960)
Effect of Translation	125	5	130
Goodwill Balance at June 29, 2014	$141,062	$3,460	$144,522
Acquisitions	—	24,770	24,770
Effect of Translation	(2,781)	(989)	(3,770)
Goodwill Balance at June 28, 2015	$138,281	$27,241	$165,522
At June 28, 2015, June 29, 2014 and June 30, 2013, accumulated goodwill impairment losses, as recorded in the Products segment, were $123.7 million, $123.7 million and $120.8 million respectively.
The Company evaluates goodwill for impairment at least annually as of the fiscal year-end or more frequently if events or circumstances indicate that the assets may be impaired. Generally, the Company first determines based on a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will test goodwill using a two-step process. The first step of the goodwill impairment test is to compare the carrying values of each of the Company's reporting units to their estimated fair values as of the test dates. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not considered impaired. If the book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed, which compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount is in excess of the implied fair value, goodwill is considered to be impaired. The estimates of fair value of the reporting units are computed using an income approach. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company's budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
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
The Company’s other intangible assets as of June 28, 2015 and June 29, 2014 are as follows (in thousands) in the table below. After an intangible asset has been fully amortized, it is removed from the table in the subsequent year.

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$7,300	$(5,353)	$1,947	$13,601	$(11,167)	$2,434
Customer Relationships	60,182	(10,840)	49,342	32,539	(8,610)	23,929
Other Intangible Assets	739	(98)	641	—	—	—
Effect of Translation	(5,071)	547	(4,524)	(991)	(49)	(1,040)
Total Amortized Intangible Assets	63,150	(15,744)	47,406	45,149	(19,826)	25,323
Unamortized Intangible Assets:
Tradenames	67,111	—	67,111	55,016	—	55,016
Effect of Translation	(3,237)	—	(3,237)	(22)	—	(22)
Total Unamortized Intangible Assets	63,874	—	63,874	54,994	—	54,994
Total Intangible Assets	$127,024	$(15,744)	$111,280	$100,143	$(19,826)	$80,317
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
In fiscal 2015, the Company determined that no intangible asset impairment existed. In fiscal 2014 and fiscal 2013, the Company recorded non-cash intangible asset impairment charges of $5.5 million and $18.8 million, respectively. Based on a combination of factors, predominantly driven by a slower than anticipated recovery of the North American lawn and garden market at that time, the Company’s forecasted cash flow estimates used in the other intangible assets assessment as of June 29, 2014 and June 30, 2013 were adversely impacted. As a result, the Company concluded that the carrying value of a tradename within the Products reporting unit exceeded its fair value as of June 29, 2014 and June 30, 2013. The impairment charges did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility.

Amortization expense of other intangible assets amounted to approximately $2.8 million in 2015, $2.2 million in 2014, and $2.5 million in 2013.
The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2016	$3,268
2017	3,268
2018	3,268
2019	3,268
2020	2,781

$15,853

(8) Income Taxes:
Components of income (loss) before income taxes consists of the following (in thousands):

	2015	2014	2013
U.S.	$38,615	$30,291	$(58,625)
Foreign	18,343	6,843	6,484
Total	$56,958	$37,134	$(52,141)
The provision (credit) for income taxes consists of the following (in thousands):

	2015	2014	2013
Current
Federal	$(659)	$9,725	$10,377
State	859	733	(1,870)
Foreign	3,423	3,725	923
	3,623	14,183	9,430
Deferred
Federal	$6,928	$(3,831)	$(26,961)
State	495	(328)	(1,003)
Foreign	225	(1,237)	50
	7,648	(5,396)	(27,914)
Total	$11,271	$8,787	$(18,484)

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2015	2014	2013
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	2.4%	2.0%	1.1%
Impact of Foreign Operations and Tax Rates	(1.2)%	0.7%	5.3%
Changes to Unrecognized Tax Benefits	4.3%	1.2%	(0.5)%
U.S. Manufacturers Deduction	(2.5)%	(4.8)%	0.4%
Impact of Restructuring Actions	—%	—%	(2.1)%
Benefits on State Credits and NOL's, Net of Valuation Allowance	—%	(0.4)%	4.3%
*Change in Accounting Method	—%	(7.8)%	—%
**Research & Development Credit	(18.1)%	(1.0)%	1.8%
***Other, Net	(0.1)%	(1.2)%	(9.8)%
Effective Tax Rate	19.8%	23.7%	35.5%

* "Change in Accounting Method" in fiscal 2014 relates to a taxpayer election filed pursuant to the outcome of a U.S. court case that provided the Company authority to record a tax benefit of $2.9 million for the permanent exclusion of qualified export activity from prior years’ taxable income.
** "Research & Development Credit" in fiscal 2015 primarily relates to federal research & development tax credits associated with the completion of a research & development tax credit analysis of prior fiscal years.
*** “Other, Net” in fiscal 2013 includes (10.8)% for the impact of goodwill impairment and 1.0% for other items.
The components of deferred income taxes were as follows (in thousands):

Current Asset (Liability):	2015	2014
Difference Between Book and Tax Related to:
Inventory	$12,159	$13,504
Payroll Related Accruals	4,980	4,741
Warranty Reserves	11,065	10,247
Workers Compensation Accruals	2,421	2,547
Other Accrued Liabilities	11,432	12,191
Net Operating Loss/State Credit Carryforwards	—	585
Miscellaneous	3,814	5,143
Deferred Income Tax Asset (Liability)	$45,871	$48,958
Long-Term Asset (Liability):
Difference Between Book and Tax Related to:
Pension Cost	$53,237	$25,272
Accumulated Depreciation	(43,484)	(45,397)
Intangibles	(58,180)	(43,062)
Accrued Employee Benefits	43,428	44,827
Postretirement Health Care Obligation	15,838	22,530
Warranty	6,910	6,718
Valuation Allowance	(17,198)	(15,241)
Net Operating Loss/State Credit Carryforwards	22,694	19,629
Miscellaneous	(1,016)	(98)
Deferred Income Tax Asset (Liability)	$22,229	$15,178
Total deferred tax assets were $170.8 million and $152.7 million as of June 28, 2015 and June 29, 2014, respectively. Total deferred tax liabilities were $102.7 million and $88.6 million as of June 28, 2015 and June 29, 2014, respectively. During fiscal 2015, the total valuation allowance increased by $2.0 million.
Deferred tax assets were generated during the current year as a result of foreign income tax loss carryforwards in the amount of $1.6 million. At June 28, 2015, there are $5.3 million of foreign income tax loss carryforwards, consisting of $3.1 million which have no expiration date, and $2.2 million which will expire within the next 6 to 10 years. A deferred tax asset of $17.4 million exists at June 28, 2015 related to state income tax losses and state tax credit carryforwards. If not utilized against future taxable income, this amount will expire from 2016 through 2028. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. At June 28, 2015, a valuation allowance of $3.8 million is recorded for the foreign losses which the Company believes are unlikely to be realized in the future. In addition, a valuation allowance of $13.4 million is recorded related to state tax credits that are unlikely to be realized.
The Company does not record deferred income taxes applicable to undistributed earnings of foreign subsidiaries for which the Company intends to reinvest such earnings indefinitely outside of the U.S. The undistributed earnings amounted to approximately $70.4 million at June 28, 2015. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting

U.S. income tax. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The change to the gross unrecognized tax benefits of the Company during the fiscal year ended June 28, 2015 and June 29, 2014 is reconciled as follows:
Unrecognized Tax Benefits (in thousands):

	2015	2014	2013
Beginning Balance	$7,657	$6,949	6,717
Changes based on tax positions related to prior year	4,573	380	—
Additions based on tax positions related to current year	691	378	997
Settlements with taxing authorities	(2,120)	—	(39)
Lapse of statute of limitations	(250)	(50)	(726)
Ending Balance	$10,551	$7,657	$6,949
As of June 28, 2015, gross unrecognized tax benefits that, if recognized, would impact the effective tax rate were $8.4 million. Of that amount, there is a reasonable possibility that approximately $0.2 million of the current remaining unrecognized tax benefits may be recognized within the next twelve months due to the resolution of audits or expiration of statutes of limitations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total expense recognized for fiscal years 2015, 2014 and 2013 was $0.1 million, $0.1 million, and $0.2 million, respectively.
As of June 28, 2015 and June 29, 2014, the Company had $1.2 million and $1.2 million, respectively, accrued for the payment of interest and penalties.
At June 28, 2015 and June 29, 2014, the liability for uncertain tax positions, inclusive of interest and penalties, was $11.8 million and $8.8 million, respectively, which is recorded as an other long-term liability within the Consolidated Balance Sheets.
Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is currently under audit for the fiscal years 2010 and 2013, and is no longer subject to U.S. federal income tax examinations before fiscal 2010. The Company is also currently under audit by various state and foreign jurisdictions. The Company is no longer subject to tax examinations before fiscal 2005 in its major foreign jurisdictions.

(9) Segment and Geographic Information and Significant Customers:
The Company aggregates operating segments that have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments. The Company concluded that it operates two reportable segments: Engines and Products. Beginning in fiscal 2015, the Company is using “segment income (loss)” as the primary measure to evaluate operating performance and allocate capital resources for the Engines and Products segments. Previously, the Company used income (loss) from operations. Segment income (loss) is defined as income (loss) from operations plus equity in earnings of unconsolidated affiliates. The Company has recast prior year amounts for comparability. Summarized segment data is as follows (in thousands):

	2015	2014	2013
NET SALES:
Engines	$1,208,914	$1,219,627	$1,189,674
Products	788,564	736,312	805,450
Eliminations	(102,728)	(96,879)	(132,626)
	$1,894,750	$1,859,060	$1,862,498
GROSS PROFIT:
Engines	$267,778	$257,441	$236,486
Products	89,268	87,682	87,392
Eliminations	2,053	1,660	5,262
	$359,099	$346,783	$329,140
SEGMENT INCOME (LOSS)
Engines	$93,880	$78,300	$63,337
Products	(22,447)	(27,438)	(104,918)
Eliminations	2,053	1,660	5,262
	$73,486	$52,522	$(36,319)
Reconciliation from Segment Income (Loss) to Income (Loss) Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	7,303	6,264	4,244
Income (Loss) from Operations	$66,183	$46,258	$(40,563)
INTEREST EXPENSE	(19,532)	(18,466)	(18,519)
OTHER INCOME, Net	10,307	9,342	6,941
Income (Loss) Before Income Taxes	56,958	37,134	(52,141)
PROVISION (CREDIT) FOR INCOME TAXES	11,271	8,787	(18,484)
Net Income (Loss)	$45,687	$28,347	$(33,657)

ASSETS:
Engines	$981,298	$1,048,416	$1,013,204
Products	565,048	503,609	545,081
Eliminations	(87,384)	(102,319)	(110,734)
	$1,458,962	$1,449,706	$1,447,551
CAPITAL EXPENDITURES:
Engines	$59,997	$56,230	$36,002
Products	11,713	4,141	8,876
	$71,710	$60,371	$44,878
DEPRECIATION & AMORTIZATION:
Engines	$42,240	$39,456	$42,349
Products	10,020	10,887	13,403
	$52,260	$50,343	$55,752

Pre-tax restructuring charges and acquisition-related charges impact on gross profit is as follows (in thousands):

	2015	2014	2013
PRE-TAX RESTRUCTURING CHARGES AND ACQUISITION-RELATED CHARGES INCLUDED IN GROSS PROFIT:
Engines	$—	$3,099	$9,008
Products	25,710	2,742	9,753
Total	$25,710	$5,841	$18,761
Pre-tax restructuring, acquisition-related charges, goodwill and tradename impairment, and litigation settlement charges impact on income (loss) from operations is as follows (in thousands):

	2015	2014	2013
PRE-TAX RESTRUCTURING, ACQUISITION-RELATED, GOODWILL & TRADENAME IMPAIRMENT AND LITIGATION SETTLEMENT CHARGES INCLUDED IN INCOME (LOSS) FROM OPERATIONS:
Engines	$—	$3,524	$14,320
Products	29,403	11,475	99,833
Total	$29,403	$14,999	$114,153
Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2015	2014	2013
United States	$1,312,485	$1,293,558	$1,304,964
All Other Countries	582,265	565,502	557,534
Total	$1,894,750	$1,859,060	$1,862,498
Information regarding the Company’s net plant and equipment based on geographic location (in thousands):

	2015	2014	2013
United States	$296,124	$281,029	$269,477
All Other Countries	18,714	15,978	17,718
Total	$314,838	$297,007	$287,195
Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales (in thousands):

	2015		2014		2013
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$266,038	14%	$293,225	16%	$251,098	13%
MTD	228,430	12%	235,141	13%	241,033	13%
	$494,468	26%	$528,366	29%	$492,131	26%

(10) Leases:
The Company leases certain facilities, vehicles, and equipment under operating leases. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2015, 2014 and 2013 was $19.5 million, $20.1 million and $22.8 million, respectively.
Future minimum lease commitments for all non-cancelable operating leases as of June 28, 2015 are as follows (in thousands):

Fiscal Year	Operating
2016	$14,661
2017	10,759
2018	8,732
2019	5,358
2020	3,389
Thereafter	27,655
Total future minimum lease commitments	$70,554
(11) Indebtedness:
The following is a summary of the Company’s indebtedness (in thousands):

	2015	2014
Multicurrency Credit Agreement	$—	$—
6.875% Senior Notes	225,000	225,000
Total Long-Term Debt	$225,000	$225,000
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
Multicurrency Credit Agreement
On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which among other things, extended the maturity of the Revolver to October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the Revolver by up to $250 million if certain conditions are satisfied. In connection with the amendment to the Revolver in fiscal 2014, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. There were no borrowings under the Revolver as of June 28, 2015 and June 29, 2014.
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

The Revolver contains covenants that the Company considers usual and customary for an agreement of this type, including a maximum average leverage ratio and minimum interest coverage ratio. Under the terms of the Revolver, Briggs & Stratton Power Products Group, LLC became a joint and several guarantor of amounts outstanding under the Revolver. Refer to Note 20 for subsidiary guarantor financial information.
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
Foreign Lines of Credit
At June 28, 2015 and June 29, 2014, the Company did not have any foreign lines of credit.
(12) Other Income, Net:
The components of Other Income, Net are as follows (in thousands):

	2015	2014	2013
Interest Income	$1,317	$1,540	$888
Equity in Earnings of Unconsolidated Affiliates	7,303	6,264	4,244
Other Items	1,687	1,538	1,809
Total	$10,307	$9,342	$6,941
(13) Commitments and Contingencies:
The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.
On March 19, 2010, plaintiffs filed a complaint in the Ontario Superior Court of Justice in Canada (Robert Foster et al. v. Sears Canada, Inc. et al., Court File No. 766-2010) against the Company and other engine and lawnmower manufacturers alleging that the horsepower labels on the products they purchased were inaccurate and that the Company conspired with other engine and lawnmower manufacturers to conceal the true horsepower of these engines. On May 3, 2010, other plaintiffs filed a similar complaint in the Montreal Superior Court in Canada (Eric Liverman, et al. v. Deere & Company, et al., Court File No. 500-06-000507-109). Both proceedings were based on various theories of Canadian law and sought unspecified damages. On June 27, 2013, the Company entered into a Canadian Lawnmower Class Action National Settlement Agreement (“Settlement”) that resolved all horsepower claims brought by all persons in Canada who purchased lawn mowers in Canada during the class period (defined as January 1, 1994 through December 31, 2012), except certain specified persons. The Settlement was approved by the Ontario Court and the Quebec Court in September 2013, and all payments required by the Company have been made. As a result of the Settlement, the Company recorded a total charge of $1.9 million as a litigation settlement expense on the Statement of Operations in the fourth quarter of fiscal year 2013.
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
On May 12, 2010, Exmark Manufacturing Company, Inc. ("Exmark") filed suit against Briggs & Stratton Power Products Group, LLC (Case No. 8:10CV187, U.S. District Court for the District of Nebraska), alleging that certain Ferris® and Snapper Pro® mower decks infringe an Exmark mower deck patent. Exmark is seeking damages relating to sales since 2004 and attorneys’ fees. As a result of a reexamination proceeding in 2012, the United States Patent and Trademark Office (the “USPTO”) initially rejected the asserted Exmark claims as invalid.  However, that decision was reversed by the USPTO on appeal. Following discovery, each of the Company and Exmark filed motions for summary judgment, which were decided by the Court on July 28, 2015. The Court concluded that one of the Company's mower deck designs infringed Exmark’s patent, leaving for trial the issues of whether another of the designs infringes, damages and willfulness of the Company's conduct. Trial is scheduled to begin on September 8, 2015. The Company believes it has strong defenses and intends to defend the lawsuit vigorously, through appeal if necessary. At this stage, the Company cannot make a reasonable estimate of the possible loss, if any, arising from this lawsuit as there are significant issues to be resolved in connection with the trial.
Although it is not possible to predict with certainty the outcome of these unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

(14) Stock Incentives:
Effective October 20, 2004, a total of 8,000,000 shares of common stock (as adjusted for the fiscal 2005 2-for-1 stock split) were originally reserved for future issuance pursuant to the Company's Incentive Compensation Plan, and as a result of an amendment approved by shareholders on October 21, 2009 an additional 2,481,494 shares were reserved. On October 15, 2014, the Company's shareholders approved the 2014 Omnibus Incentive Plan, which constituted a complete amendment and restatement of the Company's Incentive Compensation Plan and under which 3,760,000 shares of common stock were reserved for future issuance (plus any shares remaining available for issuance under the Incentive Compensation Plan as of that date). Similar to the Incentive Compensation Plan, in accordance with the 2014 Omnibus Incentive Plan, the Company can issue eligible participants stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash bonus awards subject to certain annual limitations. The plans also allow participants to defer the payment of awards and the Company to issue directors’ fees in stock. Stock-based compensation vests in accordance with the applicable plan but can become immediately exercisable upon eligible recipients' departure from the Company or upon reaching retirement age, subject to approval of the Compensation Committee.
Stock-based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. During fiscal 2015, 2014 and 2013, the Company recognized stock-based compensation expense of approximately $6.2 million, $7.2 million and $6.5 million, respectively.

Beginning for fiscal 2015 grants, the exercise price of each stock option is equal to the market value of the stock on the grant date. The exercise price of each stock option issued prior to fiscal 2015 exceeded the market value of the stock on the date of grant by 10%. The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and industry valuation practices and methodology. The assumptions used to determine fair value are as follows:

Options Granted During	2015	2014	2013
Grant Date Fair Value	$3.81	$5.19	$4.83
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	1.6%	1.6%	0.7%
Expected Volatility	27.9%	41.3%	43.9%
Expected Dividend Yield	2.7%	2.5%	2.6%
Expected Term (in Years)	5.5	5.0	5.0
Information on the options outstanding is as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, July 1, 2012	4,696,430	$25.06
Granted During the Year	399,850	18.85
Exercised During the Year	(1,151,882)	17.37
Expired During the Year	(573,130)	30.81
Balance, June 30, 2013	3,371,268	$25.97
Granted During the Year	407,860	20.82
Exercised During the Year	(273,394)	19.76
Expired During the Year	(1,088,368)	32.82
Balance, June 29, 2014	2,417,366	$22.71
Granted During the Year	557,170	18.83
Exercised During the Year	(260,726)	19.66
Expired During the Year	(536,960)	35.78
Balance, June 28, 2015	2,176,850	$18.86	3.65	$2,099
Exercisable, June 28, 2015	811,970	$17.91	0.71	$1,446

The total intrinsic value of options exercised during fiscal year 2015 was $0.2 million. The exercise of options resulted in cash receipts of $5.1 million in fiscal 2015. The total intrinsic value of options exercised during fiscal 2014 was $0.6 million. The exercise of options resulted in cash receipts of $5.4 million in fiscal 2014. The total intrinsic value of options exercised during fiscal 2013 was $4.4 million. The exercise of options resulted in cash receipts of $20.0 million in fiscal 2013.

Options Outstanding (as of June 28, 2015)
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2011	8/17/2010	8/17/2013	8/31/2015	$19.88	376,320
2012	8/16/2011	8/16/2014	8/31/2016	$16.20	435,650
2013	8/14/2012	8/14/2015	8/31/2017	$18.85	399,850
2014	8/20/2013	8/20/2016	8/31/2018	$20.82	407,860
2015	10/21/2014	10/21/2017	10/21/2024	$18.83	557,170

Below is a summary of the status of the Company’s nonvested shares as of June 28, 2015, and changes during the year then ended:

	Deferred Stock		Restricted Stock		Stock Options		Performance Shares
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares, June 29, 2014	425,518	$18.67	847,760	$17.96	1,252,350	$4.64	364,501	$18.77
Granted	62,156	17.84	158,280	20.56	557,170	3.81	125,853	18.94
Cancelled	—	—	(10,950)	19.09	—		—	—
Vested	(205,357)	18.11	(192,980)	18.21	(444,640)	3.96	(131,628)	17.27
Nonvested shares, June 28, 2015	282,317	$18.90	802,110	$18.40	1,364,880	$4.52	358,726	$19.38
As of June 28, 2015, there was $9.3 million of total unrecognized compensation cost related to nonvested stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.8 years. The total fair value of shares vested during fiscal 2015 and 2014 was $11.4 million and $4.1 million, respectively.
During fiscal years 2015, 2014 and 2013, the Company issued 158,280, 146,320 and 134,830 shares of restricted stock, respectively. For restricted stock issued prior to October 15, 2014, the restricted stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. For restricted stock (including restricted stock units) issued after October 15, 2014, the restricted stock vests on the third anniversary date of the grant provided the recipient is still employed by the Company. The aggregate market value on the date of issue was approximately $3.3 million, $2.8 million and $2.5 million in fiscal 2015, 2014 and 2013, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period (issuances prior to October 15, 2014) or the three-year vesting period (issuances after October 15, 2014).
The Company issued 36,975, 35,433 and 38,888 deferred shares to its directors in lieu of directors' fees in fiscal 2015, 2014 and 2013, respectively, under this provision of the plans.
The Company issued 25,181, 29,120 and 43,499 shares of deferred stock to its officers and key employees in fiscal 2015, 2014 and 2013, respectively. The aggregate market value on the date of grant was approximately $0.5 million, $0.6 million and $0.8 million, respectively. Expense is recognized ratably over the five-year vesting period.

The Company issued 125,853, 128,371, and 121,230 performance shares or performance share units in fiscal 2015, 2014, and 2013, respectively. A maximum of two shares of Briggs & Stratton common stock per performance share or performance share unit may be awarded to recipients if certain performance targets are met at the end of the vesting period. The aggregate market value on the date of issue was approximately $2.4 million, $2.5 million, and $2.4 million in fiscal 2015, 2014, and 2013, respectively. Beginning in fiscal 2015, the Company transitioned from granting performance shares that vest based on the performance of the Company's share price as compared to a comparator group of companies to performance share units that vest based on Company-specific performance goals. The performance share units are valued at the Company's share price on the date of grant multiplied by the probability of achieving payout. The Monte Carlo valuation methodology was used to value performance shares granted in fiscal 2014 and fiscal 2013. Expense for each of the awards granted in fiscal 2015, fiscal 2014, and fiscal 2013 is recognized ratably over the three-year vesting period. The Monte-Carlo valuation model simulates a range of possible future stock prices for the Company and the components of a peer group to estimate the probability that a vesting condition will be achieved. In determining valuation assumptions for the Monte Carlo model, the Company considers historic and observable market data. Assumptions used in the Monte Carlo valuation model for performance shares granted during fiscal 2014 and fiscal 2013 include the following:

Performance Shares Granted During	2014	2013
Assumptions:
Risk-free Interest Rate	0.7%	0.4%
Expected Volatility	32.1%	35.5%
Expected Dividend Yield (Dividends are Assumed Reinvested)	—%	—%
Expected Term (in Years)	2.86	2.87
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2015	2014	2013
Stock Options:
Pretax compensation expense	$1,680	$2,065	$1,964
Tax benefit	(638)	(791)	(766)
Stock option expense, net of tax	$1,042	$1,274	$1,198
Restricted Stock:
Pretax compensation expense	$2,416	$2,563	$2,375
Tax benefit	(918)	(982)	(926)
Restricted stock expense, net of tax	$1,498	$1,581	$1,449
Deferred Stock:
Pretax compensation expense	$339	$685	$475
Tax benefit	(129)	(252)	(185)
Deferred stock expense, net of tax	$210	$433	$290
Performance Shares:
Pretax compensation expense	$1,792	$1,861	$1,700
Tax benefit	(681)	(713)	(664)
Performance Share expense, net of tax	$1,111	$1,148	$1,036
Total Stock-Based Compensation:
Pretax compensation expense	$6,227	$7,174	$6,514
Tax benefit	(2,366)	(2,738)	(2,541)
Total stock-based compensation, net of tax	$3,861	$4,436	$3,973

(15) Shareholder Rights Agreement:
On August 6, 1996, the Board of Directors declared a dividend distribution of one common stock purchase right (a right) for each share of the Company's common stock outstanding on August 19, 1996. Each right would entitle shareowners to buy one-half of one share of the Company's common stock at an exercise price of $80.00 per full common share (equivalent to $40.00 for each one-half of one share of common stock), subject to adjustment. Pursuant to the rights agreement, in order for the rights to become exercisable, a person or group must acquire or attempt to acquire 20 percent or more of the Company's outstanding shares. Shareholders may vote to redeem the rights in certain circumstances, and the rights may be redeemed at a redemption price of $0.001 per right. On August 8, 2012, the Board of Directors amended the rights agreement to extend its term until October 21, 2015, subject to shareholder ratification; shareholders ratified the rights agreement at the Company's annual meeting on October 17, 2012. The rights and the related rights agreement expire by their terms on October 21, 2015.

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
The Company periodically enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Australian Dollars, Brazilian Real, Canadian Dollars. Chinese Renminbi, Euros, Japanese Yen, or Mexican Pesos. These contracts generally do not have a maturity of more than twenty-four months.
The Company uses raw materials that are subject to price volatility. The Company hedges a portion of its exposure to the variability of cash flows associated with commodities used in the manufacturing process by entering into forward purchase contracts or commodity swaps. Derivative contracts designated as cash flow hedges are used by the Company to reduce exposure to variability in cash flows associated with future purchases of natural gas. These contracts generally do not have a maturity of more than thirty six months.
The Company has considered the counterparty credit risk related to all its foreign currency and commodity derivative contracts and does not deem any counterparty credit risk material at this time.
The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of June 28, 2015 and June 29, 2014, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		June 28, 2015	June 29, 2014
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	29,473	19,904
Brazilian Real	Sell	22,443	—
Canadian Dollar	Sell	9,326	3,100
Chinese Renminbi	Buy	259,350	—
Euro	Sell	62,740	49,300
Japanese Yen	Buy	711,000	530,000
Mexican Peso	Sell	—	3,000
Commodity:
Natural Gas (Therms)	Buy	11,324	5,686

The location and fair value of derivative instruments reported in the Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	June 28, 2015	June 29, 2014
Interest rate contracts:
Other Long-Term Assets, Net	$—	$43
Other Long-Term Liabilities	(1,034)	(1,209)
Foreign currency contracts:
Other Current Assets	4,417	337
Other Long-Term Assets, Net	276	12
Accrued Liabilities	(1,041)	(665)
Other Long-Term Liabilities	(43)	(9)
Commodity contracts:
Other Current Assets	—	39
Accrued Liabilities	(493)	(35)
Other Long-Term Liabilities	(134)	(14)
	$1,948	$(1,501)
The effect of derivatives designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Twelve months ended June 28, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$79	Net Sales	$(1,222)	$—
Foreign currency contracts – sell	2,086	Net Sales	12,353	—
Foreign currency contracts – buy	228	Cost of Goods Sold	(1,003)	—
Commodity contracts	(97)	Cost of Goods Sold	(521)	—
	$2,296		$9,607	$—

	Twelve months ended June 29, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(254)	Net Sales	$(1,209)	$—
Foreign currency contracts – sell	(717)	Net Sales	(1,024)	—
Foreign currency contracts – buy	182	Cost of Goods Sold	(1,109)	—
Commodity contracts	3,378	Cost of Goods Sold	(5,630)	—
	$2,589		$(8,972)	$—

	Twelve months ended June 30, 2013
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$962	Net Sales	$—	$—
Foreign currency contracts – sell	102	Net Sales	(55)	—
Foreign currency contracts – buy	(177)	Cost of Goods Sold	(1,968)	—
Commodity contracts	3,094	Cost of Goods Sold	(9,644)	—
	$3,981		$(11,667)	$—
During the next twelve months, the amount of the June 28, 2015 Accumulated Other Comprehensive Income (Loss) balance that is expected to be reclassified into earnings is $1.7 million.
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

The Company had the following forward currency contracts outstanding at the end of fiscal 2015:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	29,473	22,966	22,329	(637)	U.S.	August 2016
Brazilian Real	Sell	22,443	7,280	7,470	(190)	U.S.	February 2016
Canadian Dollar	Sell	9,326	7,599	7,558	(41)	U.S.	February 2016
Chinese Renminbi	Buy	259,350	40,523	41,127	(604)	U.S.	November 2016
Euro	Sell	62,740	72,697	70,338	(2,359)	U.S.	September 2016
Japanese Yen	Buy	711,000	5,984	5,762	222	U.S.	August 2016

The Company had the following forward currency contracts outstanding at the end of fiscal 2014:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	19,904	18,115	18,586	471	U.S.	June 2015
Canadian Dollar	Sell	3,100	2,859	2,899	40	U.S.	April 2015
Euro	Sell	49,300	67,529	67,379	(149)	U.S.	December 2015
Japanese Yen	Buy	530,000	5,192	5,229	(37)	U.S.	January 2015
Mexican Peso	Sell	3,000	231	231	—	U.S.	July 2014
The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2015, 2014, or 2013.

(17) Employee Benefit Costs:
Retirement Plan and Other Postretirement Benefits
The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2015	2014	2015	2014
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	4.55%	4.40%	4.20%	3.95%
Expected Rate of Future Compensation Level Increases	n/a	3.0-4.0%	n/a	n/a
Expected Long-Term Rate of Return on Plan Assets	7.50%	8.00%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$1,173,147	$1,115,855	$96,457	$111,506
Service Cost	3,432	7,645	295	333
Interest Cost	49,782	53,743	3,568	4,566
Plan Participant Contributions	—	—	1,510	1,513
Actuarial (Gain) Loss	35,287	71,288	(5,961)	(5,447)
Benefits Paid	(74,871)	(75,384)	(14,579)	(16,014)
Projected Benefit Obligation at End of Year	$1,186,777	$1,173,147	$81,290	$96,457
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$1,043,466	$962,633	$—	$—
Actual Return on Plan Assets	3,317	153,306	—	—
Plan Participant Contributions	—	—	1,510	1,512
Employer Contributions	3,014	2,911	13,069	14,502
Benefits Paid	(74,871)	(75,384)	(14,579)	(16,014)
Fair Value of Plan Assets at End of Year	$974,926	$1,043,466	$—	$—
Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(211,851)	$(129,681)	$(81,290)	$(96,457)
Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(208,623)	$(126,529)	$—	$—
Accrued Wages and Salaries	(3,228)	(3,152)	—	—
Accrued Postretirement Health Care Obligation	—	—	(47,545)	(59,290)
Accrued Liabilities	—	—	(12,025)	(13,624)
Accrued Employee Benefits	—	—	(21,720)	(23,543)
Net Amount Recognized at End of Year	$(211,851)	$(129,681)	$(81,290)	$(96,457)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss):
Net Actuarial Loss	$(249,279)	$(190,756)	$(15,468)	$(21,962)
Prior Service Credit (Cost)	(443)	(550)	4,487	6,243
Net Amount Recognized at End of Year	$(249,722)	$(191,306)	$(10,981)	$(15,719)
The accumulated benefit obligation for all defined benefit pension plans was $1,186 million and $1,173 million at June 28, 2015 and June 29, 2014, respectively.

The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$3,432	$7,645	$13,222	$295	$333	$358
Interest Cost on Projected Benefit Obligation	49,782	53,743	50,154	3,568	4,565	4,754
Expected Return on Plan Assets	(74,638)	(74,152)	(75,832)	—	—	—
Amortization of:
Transition Obligation	—	—	7	—	—	—
Prior Service Cost (Credit)	180	180	366	(2,758)	(2,895)	(3,589)
Actuarial Loss	13,262	25,105	34,821	4,316	5,527	7,624
Net Curtailment Loss	—	—	1,914	—	—	—
Net Periodic Expense (Income)	$(7,982)	$12,521	$24,652	$5,421	$7,530	$9,147
Significant assumptions used in determining net periodic expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount Rate	4.40%	5.00%	4.45%	3.95%	4.40%	3.75%
Expected Return on Plan Assets	8.00%	8.25%	8.50%	n/a	n/a	n/a
Compensation Increase Rate	n/a	3.0-4.0%	3.0-4.0%	n/a	n/a	n/a
The amounts in Accumulated Other Comprehensive Income (Loss) that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Prior Service Cost (Credit)	$180	$(2,659)
Net Actuarial Loss	12,689	3,018
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
For measurement purposes a 7.5% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2015 decreasing gradually to 4.5% for the fiscal year 2028. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $1.6 million and would increase the service and interest cost by $0.1 million for fiscal 2015. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $1.6 million and decrease the service and interest cost by $0.1 million for the fiscal year 2015.

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
Plan Assets
A Board of Directors appointed Investment Committee (“Committee”) manages the investment of the pension plan assets. The Committee has established and operates under an Investment Policy. It determines the asset allocation and target ranges based upon periodic asset/liability studies and capital market projections. The Committee retains external investment managers to invest the assets. The Investment Policy prohibits certain investment transactions, such as lettered stock, commodity contracts, margin transactions and short selling, unless the Committee gives prior approval. The Company’s pension plan’s current target and asset allocations at June 28, 2015 and June 29, 2014, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2015	2014
Domestic Equities	20%-28%	22%	20%
International Equities	7%-17%	13%	10%
Alternative & Absolute Return	0%-15%	12%	16%
Fixed Income	48%-52%	50%	52%
Cash Equivalents	0%-2%	3%	2%
		100%	100%
The plan’s investment strategy is based on an expectation that, over time, equity securities will provide higher total returns than debt securities, but with greater risk. The plan primarily minimizes the risk of large losses through diversification of investments by asset class, by investing in different types of styles within the classes and by using a number of different managers. The Committee monitors the asset allocation and investment performance monthly, with a more comprehensive quarterly review with its consultant. Beginning in fiscal 2014, the Committee revised the target asset allocation to shift to more fixed income and less alternative investments as a percentage of total plan assets. This revision to the target asset allocation was made to better match future cash flows from plan assets with the future cash flows of the projected benefit obligation.
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

Investments stated at estimated fair value using net asset value per share as the practical expedient include:
Other Investments: Other Investments include investments in limited partnerships and are valued at estimated fair value, as determined with the assistance of each respective limited partnership, based on the net asset value of the investment as of the balance sheet date, which is subject to judgment.
The fair value of the major categories of the pension plans’ investments are presented below (in thousands):

		June 28, 2015
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$28,378	$28,378	$—	$—
Fixed Income Securities:		481,576	—	481,576	—
Equity Securities:
U.S. common stocks		216,131	216,131	—	—
International mutual funds		127,423	127,423	—	—
Other Investments:
Venture capital funds	(A) (E)	47,289	—	—	—
Debt funds	(B) (E)	14,042	—	—	—
Real estate funds	(C) (E)	6,104	—	—	—
Private equity funds	(D) (E)	53,983	—	—	—
Fair Value of Plan Assets at End of Year		$974,926	$371,932	$481,576	$—

		June 29, 2014
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$21,534	$21,534	$—	$—
Fixed Income Securities:		542,381	—	542,381	—
Equity Securities:
U.S. common stocks		204,578	204,578	—	—
International mutual funds		106,990	106,990	—	—
Other Investments:
Venture capital funds	(A) (E)	82,776	—	—	—
Debt funds	(B) (E)	19,907	—	—	—
Real estate funds	(C) (E)	10,445	—	—	—
Private equity funds	(D) (E)	54,855	—	—	—
Fair Value of Plan Assets at End of Year		$1,043,466	$333,102	$542,381	$—

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

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

(E)
Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.

Contributions
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. On August 8, 2014, the Highway and Transportation Funding Act of 2014 (HATFA Act) was enacted. The HATFA Act extends the pension provisions included in the MAP-21 Act. During fiscal 2015, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2019. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
Estimated Future Benefit Payments
Projected benefit payments from the plans as of June 28, 2015 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life
2016	$75,279	$3,228	$10,681	$1,343
2017	75,616	3,270	8,557	1,364
2018	75,663	3,293	7,865	1,382
2019	76,055	3,443	6,641	1,399
2020	76,416	3,455	5,622	1,412
2021-2025	372,900	18,162	17,122	7,134
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
The Company contributions totaled $14.2 million in 2015, $10.8 million in 2014 and $7.9 million in 2013.
Postemployment Benefits
The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts were discounted using a 4.20% interest rate for fiscal 2015 and 3.95% interest rate for fiscal 2014. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.
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

As of June 29, 2014, the restructuring actions announced in 2012 were completed as planned. As of June 29, 2014, the cumulative pre-tax restructuring costs incurred associated with the 2012 restructuring actions were $78.6 million, which represents the total cost expected to be incurred under these restructuring actions.

In fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products manufacturing facilities in order to further reduce costs. The Company continues to focus on premium residential products to customers through its Snapper and Simplicity brands and commercial products through its Snapper Pro and Ferris brands. The Company closed its McDonough, Georgia location in the fourth quarter of fiscal 2015 and consolidated production into existing facilities. Production of pressure washers and snow throwers have been moved to the Wauwatosa, Wisconsin facility. Production of riding mowers will begin at the Wauwatosa, Wisconsin facility during the first half of fiscal 2016. At June 28, 2015, the Company had $3.8 million classified as assets held for sale, which is included in Prepaid Expenses and Other Current Assets within the Consolidated Balance Sheets, related to the McDonough, Georgia location. These changes affected approximately 475 employees during fiscal 2015. The Company's dealer product offerings under the Snapper Pro, Simplicity and Ferris brands as well as sales of Snapper and Murray branded lawn and garden products at Walmart were unaffected by these actions.

As of June 28, 2015, the cumulative pre-tax restructuring costs associated with the 2015 restructuring actions were $27.3 million. The total cost expected to be incurred under the 2015 restructuring actions is between $31 million and $35 million.

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

The Company recorded pre-tax charges of $27.3 million ($17.7 million after tax or $0.40 per diluted share) and $6.5 million ($5.2 million after tax or $0.03 per diluted share) during fiscal 2015 and 2014, respectively, related to restructuring actions. The Engines segment recorded $3.5 million of pre-tax restructuring charges during fiscal 2014. The Products segment recorded $27.3 million and $3.0 million of pre-tax restructuring charges during fiscal 2015 and 2014, respectively.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products Segment restructuring activities for fiscal 2015 (in thousands):

Products Segment	Termination Benefits	Other Costs	Total
Reserve Balance at June 29, 2014	$—	$105	$105
Provisions	5,215	22,073	27,288
Cash Expenditures	(3,108)	(10,921)	(14,029)
Other Adjustments (1)	—	(11,257)	(11,257)
Reserve Balance at June 28, 2015	$2,107	$—	$2,107
(1) Other adjustments includes $1.9 million of asset impairments and $9.4 million of accelerated depreciation.
(19) Equity:
Share Repurchases
In August 2012, the Board of Directors authorized $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2014. On January 22, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an extension of the expiration date to June 30, 2016. On August 13, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an expiration date of June 30, 2016. As of June 28, 2015, the total remaining authorization was approximately $40.3 million with an expiration date of June 30, 2016. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2015, the Company repurchased 2,423,044 shares on the open market at a total cost of $47.0 million, or $19.42 per share. There were 2,100,499 shares repurchased in fiscal 2014 at a total cost of $43.0 million, or $20.49 per share.
(20) Separate Financial Information of Subsidiary Guarantor of Indebtedness:
Under the terms of the Company’s Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, was the sole joint and several guarantor of the Domestic Indebtedness (the “Guarantor”) as of June 28, 2015 and June 29, 2014. The Guarantor provides a full and unconditional guarantee of the Domestic Indebtedness, except for certain customary limitations. These customary limitations, which are described in detail in the First Supplemental Indenture (Indenture) dated December 20, 2010, include (i) the sale of the guarantor or substantially all of the guarantor’s assets, (ii) the designation of the guarantor as an unrestricted subsidiary for covenant purposes, (iii) the guarantor ceasing to guarantee certain other indebtedness, if the guarantor is also not a significant subsidiary within the meaning of Article 1, Rule 1-02 of Regulation S-X, and (iv) achieving the Indenture’s requirements for legal defeasance, covenant defeasance or discharge. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness.
The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	June 28, 2015 Carrying Amount	Maximum Guarantee
6.875% Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$—	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor Subsidiary and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET: As of June 28, 2015	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$45,395	$17,237	$55,758	$—	$118,390
Accounts Receivable, Net	99,852	72,859	43,130	—	215,841
Intercompany Accounts Receivable	21,697	8,060	40,772	(70,529)	—
Inventories, Net	161,343	125,698	91,647	—	378,688
Deferred Tax Asset	30,692	13,187	1,992	—	45,871
Prepaid Expenses and Other	23,580	19,916	7,031	(14,074)	36,453
Total Current Assets	$382,559	$256,957	$240,330	$(84,603)	$795,243
OTHER ASSETS:
Goodwill	$128,300	$—	$37,222	$—	$165,522
Investments	30,779	—	—	—	30,779
Investments in Subsidiaries	537,799	—	—	(537,799)	—
Intercompany Note Receivable	36,448	89,186	26,722	(152,356)	—
Debt Issuance Costs, Net	3,714	—	—	—	3,714
Other Intangible Assets, Net	—	54,706	56,574	—	111,280
Long-Term Deferred Tax Asset	54,622	—	133	(32,303)	22,452
Other Long-Term Assets, Net	8,800	4,999	1,335	—	15,134
Total Other Assets	$800,462	$148,891	$121,986	$(722,458)	$348,881
PLANT AND EQUIPMENT, NET	260,843	24,314	29,681	—	314,838
TOTAL ASSETS	$1,443,864	$430,162	$391,997	$(807,061)	$1,458,962

CURRENT LIABILITIES:
Accounts Payable	116,972	38,672	27,032	—	182,676
Intercompany Accounts Payable	33,898	6,945	29,686	(70,529)	—
Accrued Liabilities	90,168	51,851	24,495	(14,074)	152,440
Total Current Liabilities	$241,038	$97,468	$81,213	$(84,603)	$335,116
OTHER LIABILITIES:
Accrued Pension Cost	207,745	367	511	—	208,623
Accrued Employee Benefits	23,298	—	—	—	23,298
Accrued Postretirement Health Care Obligation	32,405	15,140	—	—	47,545
Accrued Warranty	12,300	6,127	—	—	18,427
Intercompany Note Payable	104,676	—	47,680	(152,356)	—
Deferred Tax Liabilities	—	15,483	17,043	(32,303)	223
Other Long-Term Liabilities	23,152	2,384	944		26,480
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$628,576	$39,501	$66,178	$(184,659)	$549,596
TOTAL SHAREHOLDERS’ INVESTMENT:	574,250	293,193	244,606	(537,799)	574,250
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,443,864	$430,162	$391,997	$(807,061)	$1,458,962

CONSOLIDATING BALANCE SHEET: As of June 29, 2014	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$138,926	$2,680	$53,062	$—	$194,668
Accounts Receivable, Net	86,099	100,062	34,429	—	220,590
Intercompany Accounts Receivable	15,987	3,492	32,826	(52,305)	—
Inventories, Net	165,159	146,749	64,195	—	376,103
Deferred Tax Asset	33,343	13,904	1,711	—	48,958
Prepaid Expenses and Other	17,436	3,508	9,072	—	30,016
Total Current Assets	$456,950	$270,395	$195,295	$(52,305)	$870,335
OTHER ASSETS:
Goodwill	$128,300	$—	$16,222	$—	$144,522
Investments	27,137	—	—	—	27,137
Investments in Subsidiaries	470,391	—	—	(470,391)	—
Intercompany Note Receivable	49,293	84,567	13,876	(147,736)	—
Debt Issuance Costs, Net	4,671	—	—	—	4,671
Other Intangible Assets, Net	—	55,909	24,408	—	80,317
Long-Term Deferred Tax Asset	32,507	—	677	(18,006)	15,178
Other Long-Term Assets, Net	7,120	2,088	1,331	—	10,539
Total Other Assets	$719,419	$142,564	$56,514	$(636,133)	$282,364
PLANT AND EQUIPMENT, NET	241,166	39,863	15,978	—	297,007
TOTAL ASSETS	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

CURRENT LIABILITIES:
Accounts Payable	105,532	45,171	18,568	—	169,271
Intercompany Accounts Payable	21,859	6,002	24,444	(52,305)	—
Accrued Liabilities	85,735	31,863	16,318	—	133,916
Total Current Liabilities	$213,126	$83,036	$59,330	$(52,305)	$303,187
OTHER LIABILITIES:
Accrued Pension Cost	125,481	421	627	—	126,529
Accrued Employee Benefits	24,491	—	—	—	24,491
Accrued Postretirement Health Care Obligation	44,928	14,362	—	—	59,290
Accrued Warranty	9,300	8,378	—	—	17,678
Intercompany Note Payable	85,343	—	62,393	(147,736)	—
Deferred Tax Liabilities	—	18,006	—	(18,006)	—
Other Long-Term Liabilities	17,432	2,659	1,006	—	21,097
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$531,975	$43,826	$64,026	$(165,742)	$474,085
TOTAL SHAREHOLDERS’ INVESTMENT:	672,434	325,960	144,431	(470,391)	672,434
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,417,535	$452,822	$267,787	$(688,438)	$1,449,706

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the Fiscal Year Ended June 28, 2015	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,160,651	$581,919	$372,231	$(220,051)	$1,894,750
Cost of Goods Sold	919,128	521,925	290,361	(220,051)	1,511,363
Restructuring Charges	—	24,288	—	—	24,288
Gross Profit	241,523	35,706	81,870	—	359,099
Engineering, Selling, General and Administrative Expenses	161,160	72,723	56,033	—	289,916
Restructuring Charges	—	3,000	—	—	3,000
Equity in Loss from Subsidiaries	2,267	—	—	(2,267)	—
Income (Loss) from Operations	78,096	(40,017)	25,837	2,267	66,183
Interest Expense	(19,218)	(310)	(4)	—	(19,532)
Other Income, Net	6,760	1,711	1,836	—	10,307
Income (Loss) Before Provision for Income Taxes	65,638	(38,616)	27,669	2,267	56,958
Provision (Credit) for Income Taxes	19,951	(14,074)	5,394	—	11,271
Net Income (Loss)	$45,687	$(24,542)	$22,275	$2,267	$45,687
Comprehensive Income (Loss)	$(38,166)	$(25,647)	$4,500	$21,147	$(38,166)
For the Fiscal Year Ended June 29, 2014
Net Sales	$1,156,394	$599,013	$304,160	$(200,507)	$1,859,060
Cost of Goods Sold	928,557	544,313	234,073	(200,507)	1,506,436
Restructuring Charges	3,830	228	1,783	—	5,841
Gross Profit	224,007	54,472	68,304	—	346,783
Engineering, Selling, General and Administrative Expenses	163,594	76,021	51,752	—	291,367
Restructuring Charges	77	67	554	—	698
Goodwill Impairment	—	—	2,960	—	2,960
Tradename Impairment	—	5,500	—	—	5,500
Equity in Loss from Subsidiaries	5,622	—	—	(5,622)	—
Income (Loss) from Operations	54,714	(27,116)	13,038	5,622	46,258
Interest Expense	(18,431)	(6)	(29)	—	(18,466)
Other Income, Net	8,251	152	939	—	9,342
Income (Loss) Before Provision for Income Taxes	44,534	(26,970)	13,948	5,622	37,134
Provision (Credit) for Income Taxes	16,187	(9,889)	2,489	—	8,787
Net Income (Loss)	$28,347	$(17,081)	$11,459	$5,622	$28,347
Comprehensive Income (Loss)	$58,018	$(16,836)	$12,832	$4,004	$58,018
For the Fiscal Year Ended June 30, 2013
Net Sales	$1,126,562	$695,137	$277,516	$(236,717)	$1,862,498
Cost of Goods Sold	916,859	626,266	208,189	(236,717)	1,514,597
Restructuring Charges	9,614	8,618	529	—	18,761
Gross Profit	200,089	60,253	68,798	—	329,140
Engineering, Selling, General and Administrative Expenses	161,465	71,434	43,289	—	276,188
Restructuring Charges	3,435	—	—	—	3,435
Goodwill Impairment	—	64,544	6,766	—	71,310
Tradename Impairment	—	18,770	—	—	18,770
Equity in Loss from Subsidiaries	45,191	—	—	(45,191)	—
Income (Loss) from Operations	(10,002)	(94,495)	18,743	45,191	(40,563)
Interest Expense	(18,369)	(3)	(147)	—	(18,519)
Other Income, Net	6,225	286	430	—	6,941
Income (Loss) Before Provision for Income Taxes	(22,146)	(94,212)	19,026	45,191	(52,141)
Provision (Credit) for Income Taxes	11,511	(30,902)	907	—	(18,484)
Net Income (Loss)	$(33,657)	$(63,310)	$18,119	$45,191	$(33,657)
Comprehensive Income (Loss)	$64,119	$(62,068)	$16,779	$45,289	$64,119

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 28, 2015	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by (Used in)Operating Activities	$97,780	$24,453	$27,343	$(1,480)	$148,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(56,067)	(7,183)	(8,460)	—	(71,710)
Cash Paid for Acquisitions, Net of Cash Acquired	(88,144)	—	—	—	(88,144)
Proceeds Received on Disposition of Plant and Equipment	90	1,930	97	—	2,117
Cash Investment in Subsidiary	(11,077)	—	—	11,077	—
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	28,615	—	—	(28,615)	—
Other, Net	(250)	—	—	—	(250)
Net Cash Used in Investing Activities	(126,833)	(5,253)	(8,363)	(17,538)	(157,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	—	(4,643)	(23,972)	28,615	—
Cash Dividends Paid	(22,559)	—	—	—	(22,559)
Stock Option Exercise Proceeds and Tax Benefits	5,126	—	—	—	5,126
Cash Investment from Parent	—	—	9,597	(9,597)	—
Treasury Stock Repurchases	(47,045)	—	—	—	(47,045)
Net Cash Provided by (Used in) Financing Activities	(64,478)	(4,643)	(14,375)	19,018	(64,478)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,909)	—	(1,909)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,531)	14,557	2,696	—	(76,278)
Cash and Cash Equivalents, Beginning of Year	138,926	2,680	53,062	—	194,668
Cash and Cash Equivalents, End of Year	$45,395	$17,237	$55,758	$—	$118,390

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 29, 2014	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by Operating Activities	$77,161	$6,816	$43,102	$—	$127,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(55,775)	(2,718)	(1,878)	—	(60,371)
Proceeds Received on Disposition of Plant and Equipment	170	33	425	—	628
Cash Investment in Subsidiary	13,307	—	(13,307)	—	—
Net Cash Used in Investing Activities	(42,298)	(2,685)	(14,760)	—	(59,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	2,726	(2,726)	(300)	—	(300)
Debt Issuance Costs	(949)	—	—	—	(949)
Cash Dividends Paid	(22,697)	—	—	—	(22,697)
Stock Option Exercise Proceeds and Tax Benefits	5,402	—	—	—	5,402
Treasury Stock Repurchases	(43,047)	—	—	—	(43,047)
Net Cash Used in Financing Activities	(58,565)	(2,726)	(300)	—	(61,591)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	478	—	478
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,702)	1,405	28,520	—	6,223
Cash and Cash Equivalents, Beginning of Year	162,628	1,275	24,542	—	188,445
Cash and Cash Equivalents, End of Year	$138,926	$2,680	$53,062	$—	$194,668

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 30, 2013	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by Operating Activities	$69,746	$40,812	$50,255	$—	$160,813
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(36,306)	(6,120)	(2,452)	—	(44,878)
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(59,627)	—	(59,627)
Proceeds Received on Disposition of Plant and Equipment	70	6,068	6,354	—	12,492
Cash Investment in Subsidiary	(15,194)	—	15,194	—	—
Net Cash Used in Investing Activities	(51,430)	(52)	(40,531)	—	(92,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	44,860	(44,860)	(2,700)	—	(2,700)
Cash Dividends Paid	(23,285)	—	—	—	(23,285)
Stock Option Exercise Proceeds and Tax Benefits	19,988	—	—	—	19,988
Treasury Stock Repurchases	(30,359)	—	—	—	(30,359)
Net Cash Provided by (Used in) Financing Activities	11,204	(44,860)	(2,700)	—	(36,356)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(74)	—	(74)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,520	(4,100)	6,950	—	32,370
Cash and Cash Equivalents, Beginning of Year	133,108	5,375	17,592	—	156,075
Cash and Cash Equivalents, End of Year	$162,628	$1,275	$24,542	$—	$188,445

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation
Wauwatosa, Wisconsin

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation and subsidiaries (the "Company") as of June 28, 2015 and June 29, 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ investment, and cash flows for each of the three years in the period ended June 28, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of June 28, 2015 and June 29, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 28, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 21, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 21, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation
Wauwatosa, Wisconsin

We have audited the internal control over financial reporting of Briggs & Stratton Corporation and subsidiaries (the "Company") as of June 28, 2015 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended June 28, 2015 of the Company and our report dated August 21, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 21, 2015

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2015
September (1)	$292,629	$47,321	$(15,279)
December (2)	444,287	87,868	6,943
March (3)	619,015	119,080	33,921
June (4)	538,819	104,831	20,101
Total (9)	$1,894,750	$359,099	$45,687
Fiscal 2014
September (5)	$317,304	$43,831	$(19,349)
December (6)	416,592	77,366	702
March (7)	628,403	130,250	39,153
June (8)	496,761	95,336	7,841
Total (9)	$1,859,060	$346,783	$28,347

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss)	Dividends Declared	High	Low
Fiscal 2015
September (1)	$(0.34)	$0.125	$21.04	$18.18
December (2)	0.15	0.125	21.09	17.14
March (3)	0.75	0.125	21.03	17.54
June (4)	0.45	0.125	20.87	17.72
Total (9)	$1.00	$0.50
Fiscal 2014
September (5)	$(0.41)	$0.12	$21.99	$18.61
December (6)	0.01	0.12	22.19	18.21
March (7)	0.82	0.12	23.02	20.03
June (8)	0.17	0.12	22.98	19.62
Total (9)	$0.59	$0.48
The number of shareholders of record of Briggs & Stratton Corporation Common Stock on June 28, 2015 was 2,681.
(1) The first quarter of fiscal 2015 included restructuring charges of $7.8 million ($5.1 million after tax or $0.11 per diluted share) and acquisition related charges of $1.4 million ($0.9 million after tax or $0.02 per diluted share).
(2) The second quarter of fiscal 2015 included restructuring charges of $7.4 million ($4.8 million after tax or $0.11 per diluted share) and acquisition related charges of $0.2 million ($0.1 million after tax or less than $0.01 per diluted share).
(3) The third quarter of fiscal 2015 included restructuring income of $8.0 million ($5.2 million after tax or $0.11 per diluted share) and acquisition related charges of $0.1 million ($0.1 million after tax or less than $0.01 per diluted share).
(4) The fourth quarter of fiscal 2015 included restructuring charges of $4.0 million ($2.6 million after tax or $0.06 per diluted share) and acquisition-related charges of $0.5 million ($0.3 million after tax or $0.01 per diluted share)
(5) The first quarter of fiscal 2014 included restructuring charges of $3.6 million ($2.9 million after tax or $0.06 per diluted share)
(6) The second quarter of fiscal 2014 included restructuring charges of $2.3 million ($1.6 million after tax or $0.04 per diluted share)
(7) The third quarter of fiscal 2014 included restructuring income of $0.8 million ($0.5 million after tax or $0.01 per diluted share)
(8) The fourth quarter of fiscal 2014 included restructuring charges of $1.4 million ($1.2 million after tax or $0.02 per diluted share) and goodwill and tradename impairment charges of $8.5 million ($5.5 million after tax or $0.12 per diluted share)
(9) Amounts may not total due to rounding.

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
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that, as of the end of the period covered by this report, the Company’s internal control over financial reporting was effective.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of June 28, 2015, as stated in their report which is included herein.
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

(b)
Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, under the caption “Item 1: Election of Directors” and “General Information About Incumbent Directors”, and is incorporated herein by reference.

(c)
Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)
Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(e)
Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(f)
Code of Ethics. Briggs & Stratton has adopted a written code of ethics, referred to as the Briggs & Stratton Business Integrity Manual, which is applicable to all directors, officers and employees and includes provisions related to accounting and financial matters applicable to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. The Briggs & Stratton Business Integrity Manual is available on the Company’s corporate website at www.basco.com. If the Company makes any substantive amendment to, or grants any waiver of, the code of ethics for any director or officer, Briggs & Stratton will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, concerning this item, under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, “Change in Control Payments”, and “Director Compensation” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, concerning this item, under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, concerning this item, under the captions “Other Corporate Governance Matters – Director Independence”, “Other Corporate Governance Matters – Board Oversight of Risk” and “Other Corporate Governance Matters – Board Committees – Audit Committee” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2015 Annual Meeting of Shareholders, under the captions “Other Matters – Independent Auditors’ Fees” and “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data" in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, June 28, 2015 and June 29, 2014

For the Fiscal Years Ended June 28, 2015, June 29, 2014 and June 30, 2013:
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 28, 2015, JUNE 29, 2014 AND JUNE 30, 2013

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2015	$6,352,000	$815,000	$(3,704,000)	$3,463,000
2014	6,501,000	1,321,000	(1,470,000)	6,352,000
2013	5,780,000	1,881,000	(1,160,000)	6,501,000
Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for Net Operating and Other Loss Carryforwards	Allowance Reversed for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2015	$15,241,000	$2,361,000	$(404,000)	$17,198,000
2014	12,725,000	2,516,000	—	15,241,000
2013	12,025,000	9,210,000	(8,510,000)	12,725,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
August 21, 2015		Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ Todd J. Teske	/s/ Patricia L. Kampling
Todd J. Teske	Patricia L. Kampling
Chairman, President and Chief Executive	Director
Officer and Director (Principal Executive Officer)

/s/ Mark A. Schwertfeger	/s/ Keith R. McLoughlin
Mark A. Schwertfeger	Keith R. McLoughlin
Senior Vice President and Chief Financial	Director
Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ Brian C. Walker	/s/ Frank M. Jaehnert
Brian C. Walker	Frank M. Jaehnert
Director	Director

/s/ Henrik C. Slipsager	/s/ Charles I. Story
Henrik C. Slipsager	Charles I. Story
Director	Director

/s/ James E. Humphrey	/s/ Jeffrey R. Hennion
James E. Humphrey	Jeffrey R. Hennion
Director	Director

*Each signature affixed as of
August 21, 2015

BRIGGS & STRATTON CORPORATION
(Commission File No. 1-1370)
EXHIBIT INDEX
2015 ANNUAL REPORT ON FORM 10-K

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

(Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8-A/A dated as of August 13, 2012 and incorporated by reference herein.)

4.1	Indenture, dated December 10, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.1(a)*	Amendment to the Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference.)

10.2*	Annual Incentive Plan
(Filed as Exhibit 10.2(a) to the Company’s Report on Form 10-K for the fiscal year ended June 29, 2014 and incorporated by reference herein.)

10.3*	Form of Officer Change of Control Employment Agreement for officers appointed on or before June 28, 2009.
(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated herein by reference.)

10.3(a)*	Amended and Restated Form of Change of Control Employment Agreement for new officers appointed between June 29, 2009 and October 14, 2009.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated by reference herein.)

No.	Document Description
10.3(b)*	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company appointed after October 14, 2009.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.5*	Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed as Exhibit B to the Company’s 2014 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5(a)*	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(b)*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(c)*	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.5(d)*	Form of Performance Share Unit Award Agreement under the 2014 Omnibus Incentive Plan.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.5(e)*	Briggs & Stratton Corporation Stock Option and Stock Award Program, as amended through October 15, 2014, for awards under the 2014 Omnibus Incentive Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan.
(Filed as Exhibit 10.5(c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(a)*	Amended Form of Stock Option Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for year ended June 28, 2009 and incorporated herein by reference.)

10.6(b)*	Amended Form of Restricted Stock Award Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

No.	Document Description
10.6(c)*	Form of Performance Share Award Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(d)*	Amended Form of Deferred Stock Award Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(e)*	Amended and Restated Briggs & Stratton Premium Option and Stock Award Program, effective beginning with plan year 2010 through 2014.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.7*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 8, 2008, and incorporated by reference herein.)

10.8*	Amended and Restated Supplemental Employee Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.9*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.10*	Summary of Director Compensation.
(Filed as Exhibit 10.13 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2013 and incorporated by reference herein.)

10.11*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.11(a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.11(b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.12*	Amended & Restated Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2013 and incorporated by reference herein.)

10.13*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.14(a)*	Amendment to the Briggs & Stratton Product Program.
(Filed as Exhibit 10.17 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.15	Stipulation of Settlement, dated February 24, 2010.

No.	Document Description
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference.)

10.16*	Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2013 and incorporated herein by reference.)

10.16(a)*	Amendment to Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman, dated April 24, 2015.
(Filed herewith)

10.17
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

(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K dated October 13, 2011 and incorporated by reference herein.)

10.17(a)	First Amendment to the Multicurrency Credit Agreement.
(Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.)

10.17(b)	Second Amendment to the Multicurrency Credit Agreement.
(Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 21, 2013 and incorporated by reference herein.)

12	Computation of Ratio of Earnings (Losses) to Fixed Charges.
(Filed herewith.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 28, 2015 and June 29, 2014; (ii) Consolidated Statements of Operations for the Fiscal Years Ended June 28, 2015, June 29, 2014, and June 30, 2013; (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the Fiscal Years Ended June 28, 2015, June 29, 2014, and June 30, 2013; (iv) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended June 28, 2015, June 29, 2014, and June 30, 2013; (v) Consolidated Statements of Cash Flows for the Fiscal Years Ended June 28, 2015, June 29, 2014, and June 30, 2013; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II—Valuation and Qualifying Accounts.

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

Directors

JEFFREY R. HENNION (2)(5)	Executive Vice President, Chief Marketing and e-Commerce Officer of GNC Holdings, Inc., a specialty retailer of health and wellness products worldwide

JAMES E. HUMPHREY (2)(5)	Retired Chairman of Andersen Corporation, a window and door manufacturer

FRANK M. JAEHNERT (1)(4)	Retired President and Chief Executive Officer of Brady Corporation, a provider of identification solutions

PATRICIA L. KAMPLING (1)(3)(4)	Chairman, President and Chief Executive Officer of Alliant Energy Corporation, a regulated investor-owned public utility holding company

KEITH R. McLOUGHLIN (3)(5)	President and Chief Executive Officer of AB Electrolux, a manufacturer of major home appliances

HENRIK C. SLIPSAGER (1)(5)	Retired President and Chief Executive Officer of ABM Industries, Inc., a provider of integrated facility solutions

CHARLES I. STORY (2)(3)(4)	President of ECS Group, Inc., an executive development company

TODD J. TESKE (3)	Chairman, President and Chief Executive Officer of Briggs & Stratton Corporation

BRIAN C. WALKER (2)(3)(4)	President and Chief Executive Officer, Herman Miller, Inc., a global provider of office furniture and services
Committees: (1) Audit, (2) Compensation, (3) Executive, (4) Finance, (5) Nominating and Governance.

Elected Officers

TODD J. TESKE	Chairman, President & Chief Executive Officer

HAROLD L. REDMAN	Senior Vice President & President – Turf & Consumer Products

WILLIAM H. REITMAN	Senior Vice President & President – Global Service

DAVID J. RODGERS	Senior Vice President & President – Engines Group

MARK A. SCHWERTFEGER	Senior Vice President & Chief Financial Officer

EDWARD J. WAJDA	Senior Vice President & President – Standby/Job Site Products

KATHRYN M. BUONO	Vice President, General Counsel & Secretary

RANDALL R. CARPENTER	Vice President – Marketing

DAVID G. DEBAETS	Vice President – Global Engine Operations

ANDREA L. GOLVACH	Vice President & Treasurer
Note: For additional discussion related to elected officers and their titles, see Executive Officers of the Registrant section.

Appointed Vice Presidents & Subsidiary/Group Officers

Corporate

SHAUNNA BALADY	Vice President – Corporate Development

EDWARD D. BEDNAR	Vice President – Business Integration

JOHN R. GUY III	Vice President & General Manager – Distribution

BRENT W. HOAG	Vice President – Chief Information Officer

MARVIN B. KLOWAK	Global Vice President – Research & Development

RACHELE M. LEHR	Vice President – Human Resources

LAURA A. TIMM	Vice President – Corporate Communications and Public Affairs

TIMOTHY G. WILD	Vice President – Supply Chain

JEFFREY M. ZEILER	Vice President – Global Product Innovation

Engines Group

RANDALL E. BALLARD	Vice President – North American Engine Sales

JEFFREY W. COAD	Vice President – Engine Products

RICHARD R. ZECKMEISTER	Vice President – Consumer Marketing & Planning

GEORGE ZHANG	Managing Director - China

Products Group

MATTHEW ALLMAND	Vice President – Job Site

PHILIP J. CAPPITELLI	Vice President – Job Site/Standby Marketing

WILLIAM W. COATES	Vice President – Commercial Lawn Care

JEFFREY D. CUSTER	Vice President – Standby & General Manager

BENJAMIN D. DUKE	Vice President – Turf & Consumer Products Sales

PETER HOTZ	Vice President – Job Site/Standby Engineering

GREG INWOOD	Vice President – Standby Products

DONALD W. KLENK	Vice President – Operations – Products Group

ROBERT D. PJEVACH	Vice President – Consumer Products

THOMAS H. RUGG	Managing Director – Australasia

PHILIP H. WENZEL	Vice President – Commercial Products

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
INVESTOR, BROKER, SECURITY ANALYST CONTACT
Stockbrokers, financial analysts and others desiring technical/financial information about Briggs & Stratton should contact Mark A. Schwertfeger, Senior Vice President and Chief Financial Officer, at 414-259-5333.
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