Form 10-Q
period 2015-09-27
BRIGGS & STRATTON CORP
filed 2015-11-03
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
COMMON STOCK, par value $0.01 per share	44,225,022 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 27, 2015	June 28, 2015
CURRENT ASSETS:
Cash and Cash Equivalents	$53,995	$118,390
Accounts Receivable, Net	168,964	215,841
Inventories -
Finished Products	337,638	266,726
Work in Process	126,337	101,285
Raw Materials	9,798	10,677
Total Inventories	473,773	378,688
Deferred Income Tax Asset	46,096	45,871
Prepaid Expenses and Other Current Assets	47,006	36,453
Total Current Assets	789,834	795,243
OTHER ASSETS:
Goodwill	167,859	165,522
Investments	31,432	30,779
Debt Issuance Costs	3,481	3,714
Other Intangible Assets, Net	107,237	111,280
Long-Term Deferred Income Tax Asset	17,571	22,452
Other Long-Term Assets, Net	15,731	15,134
Total Other Assets	343,311	348,881
PLANT AND EQUIPMENT:
Cost	1,039,144	1,035,326
Less - Accumulated Depreciation	727,601	720,488
Total Plant and Equipment, Net	311,543	314,838
TOTAL ASSETS	$1,444,688	$1,458,962

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 27, 2015	June 28, 2015
CURRENT LIABILITIES:
Accounts Payable	$184,264	$182,676
Short-Term Debt	38,410	—
Accrued Liabilities	143,332	152,440
Total Current Liabilities	366,006	335,116
OTHER LIABILITIES:
Accrued Pension Cost	203,931	208,623
Accrued Employee Benefits	23,233	23,298
Accrued Postretirement Health Care Obligation	45,382	47,545
Deferred Income Tax Liability	366	223
Other Long-Term Liabilities	47,627	44,907
Long-Term Debt	225,000	225,000
Total Other Liabilities	545,539	549,596
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	71,040	77,272
Retained Earnings	1,047,338	1,071,493
Accumulated Other Comprehensive Loss	(289,741)	(279,110)
Treasury Stock at cost, 13,575 and 13,480 shares, respectively	(296,073)	(295,984)
Total Shareholders’ Investment	533,143	574,250
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,444,688	$1,458,962

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 27, 2015	September 28, 2014
NET SALES	$289,458	$292,629
COST OF GOODS SOLD	237,287	238,462
RESTRUCTURING CHARGES	2,459	6,846
Gross Profit	49,712	47,321
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	72,134	70,084
RESTRUCTURING CHARGES	914	955
Loss from Operations	(23,336)	(23,718)
INTEREST EXPENSE	(4,536)	(4,518)
OTHER INCOME, Net	1,455	2,373
Loss Before Income Taxes	(26,417)	(25,863)
CREDIT FOR INCOME TAXES	(8,246)	(10,584)
NET LOSS	$(18,171)	$(15,279)

EARNINGS (LOSS) PER SHARE
Basic	$(0.42)	$(0.34)
Diluted	(0.42)	(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	43,478	45,113
Diluted	43,478	45,113

DIVIDENDS PER SHARE	$0.135	$0.125

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 27, 2015	September 28, 2014
Net Loss	$(18,171)	$(15,279)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(12,473)	(9,907)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	(351)	3,667
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,193	2,355
Other Comprehensive Loss	(10,631)	(3,885)
Total Comprehensive Loss	$(28,802)	$(19,164)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 27, 2015	September 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(18,171)	$(15,279)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	13,397	12,939
Stock Compensation Expense	1,627	1,605
Loss on Disposition of Plant and Equipment	46	75
Provision for Deferred Income Taxes	3,844	4,558
Equity in Earnings of Unconsolidated Affiliates	(1,436)	(1,887)
Dividends Received from Unconsolidated Affiliates	728	1,750
Non-Cash Restructuring Charges	229	5,165
Change in Operating Assets and Liabilities:
Accounts Receivable	45,558	70,347
Inventories	(95,342)	(117,735)
Other Current Assets	2,408	8,628
Accounts Payable, Accrued Liabilities and Income Taxes	(30,337)	(13,596)
Other, Net	(5,240)	(5,448)
Net Cash Used in Operating Activities	(82,689)	(48,878)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(12,428)	(7,390)
Proceeds Received on Disposition of Plant and Equipment	515	172
Cash Paid for Acquisition, Net of Cash Acquired	(2,174)	(62,056)
Net Cash Used in Investing Activities	(14,087)	(69,274)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	38,410	—
Treasury Stock Purchases	(11,178)	(17,761)
Stock Option Exercise Proceeds and Tax Benefits	6,433	3,151
Net Cash Provided by (Used in) Financing Activities	33,665	(14,610)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,284)	(8)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(64,395)	(132,770)
CASH AND CASH EQUIVALENTS, Beginning	118,390	194,668
CASH AND CASH EQUIVALENTS, Ending	$53,995	$61,898

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
2. New Accounting Pronouncements

In May 2014, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is only permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the potential impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flows.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended September 27, 2015
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(19,117)	$1,212	$(261,205)	$(279,110)
Other Comprehensive Income (Loss) Before Reclassification	(12,473)	2,176	—	(10,297)
Income Tax Benefit (Expense)	—	(816)	—	(816)
Net Other Comprehensive Income (Loss) Before Reclassifications	(12,473)	1,360	—	(11,113)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(3,171)	—	(3,171)
Realized (Gains) Losses - Commodity Contracts (1)	—	132	—	132
Realized (Gains) Losses - Interest Rate Swaps (1)	—	302	—	302
Amortization of Prior Service Costs (Credits) (2)	—	—	(620)	(620)
Amortization of Actuarial Losses (2)	—		4,129	4,129
Total Reclassifications Before Tax	—	(2,737)	3,509	772
Income Tax Expense (Benefit)	—	1,026	(1,316)	(290)
Net Reclassifications	—	(1,711)	2,193	482
Other Comprehensive Income (Loss)	(12,473)	(351)	2,193	(10,631)
Ending Balance	$(31,590)	$861	$(259,012)	$(289,741)
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
On May 20, 2015, the Company acquired all of the outstanding shares of Billy Goat Industries, Inc. ("Billy Goat") of Lee's Summit, Missouri for total cash consideration of $28.3 million, net of cash acquired. Billy Goat is a leading manufacturer of specialty turf equipment, which includes aerators, sod cutters, overseeders, power rakes, brush cutters, walk behind blowers, lawn vacuums, and debris loaders. During fiscal 2015, the Company recorded a purchase price allocation based on its estimates of fair value. The purchase price allocation resulted in the recognition of $9.2 million of goodwill, which was allocated to the Products Segment, and $16.4 million of intangible assets, including $12.0 million of customer relationships, $4.0 million of tradenames, and $0.4 million of other intangible assets.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The results of operations of the acquisitions have been included in the Consolidated Condensed Statements of Operations since the date of acquisition. Pro forma financial information and allocation of the purchase price are not presented as the effects of the acquisitions are not material to the Company's consolidated results of operations or financial position.
5. Restructuring Actions
In fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to further reduce costs. The Company continues to focus on premium residential products to customers through its Snapper and Simplicity brands and commercial products through its Snapper Pro and Ferris brands. The Company closed its McDonough, Georgia location in the fourth quarter of fiscal 2015 and consolidated production into existing facilities. Production of pressure washers, riding mowers, and snow throwers have been moved to the Company's Wauwatosa, Wisconsin facility. At September 27, 2015, the Company had $3.8 million classified as assets held for sale, which is included in Prepaid Expenses and Other Current Assets within the Condensed Consolidated Balance Sheets, related to the McDonough, Georgia location.

During the first quarter of fiscal 2016, the Company implemented restructuring actions within the Engines Segment. These actions, which were completed in the first quarter of fiscal 2016, included a headcount reduction at its plant in Chongqing, China to offset lower production of engines used on snow throwers as well as changes in salaried personnel in the United States.

The Company reports restructuring charges associated with manufacturing and related initiatives as costs of goods sold within the Condensed Consolidated Statements of Operations. Restructuring charges reflected as costs of goods sold include, but are not limited to, termination and related costs associated with manufacturing employees, asset impairments and accelerated depreciation relating to manufacturing initiatives, and other costs directly related to the restructuring initiatives implemented. The Company reports all other non-manufacturing related restructuring charges as engineering, selling, general and administrative expenses within the Condensed Consolidated Statements of Operations.

The restructuring actions discussed above resulted in pre-tax charges of $3.4 million ($2.2 million after tax or $0.05 per diluted share) for the first quarter of fiscal 2016. The Engines Segment recorded pre-tax charges of $1.4 million during the first quarter of fiscal 2016, which represents the cumulative pre-tax restructuring costs and the total costs expected to be incurred under these restructuring actions. The Products Segment recorded pre-tax charges of $2.0 million during the first quarter of fiscal 2016. As of September 27, 2015, the Products Segment cumulative pre-tax restructuring costs associated with the restructuring actions announced in fiscal 2015 are $29.3 million. Total cumulative estimated pre-tax restructuring cost estimates for the Product Segment restructuring actions are $31 million to $35 million.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to Engines Segment restructuring activities for the three month period ended September 27, 2015 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 28, 2015	$—	$—	$—
Provisions	1,354	—	1,354
Cash Expenditures	(535)	—	(535)
Other Adjustments	(182)	—	(182)
Reserve Balance at September 27, 2015	$637	$—	$637

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to Products Segment restructuring activities for the three month period ended September 27, 2015 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 28, 2015	$2,107	$—	$2,107
Provisions	—	2,019	2,019
Cash Expenditures	(1,280)	(1,972)	(3,252)
Other Adjustments	—	(47)	(47)
Reserve Balance at September 27, 2015	$827	$—	$827
6. Earnings (Loss) Per Share

The Company computes earnings (loss) per share using the two-class method, an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s unvested grants of restricted stock, restricted stock units, and deferred stock awards contain non-forfeitable rights to dividends (whether paid or unpaid), which are required to be treated as participating securities and included in the computation of basic earnings (loss) per share.

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended
	September 27, 2015	September 28, 2014
Net Loss	$(18,171)	$(15,279)
Less: Allocation to Participating Securities	(109)	(132)
Net Loss Available to Common Shareholders	$(18,280)	$(15,411)
Average Shares of Common Stock Outstanding	43,478	45,113
Diluted Average Shares Outstanding	43,478	45,113
Basic Earnings (Loss) Per Share	$(0.42)	$(0.34)
Diluted Earnings (Loss) Per Share	$(0.42)	$(0.34)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended
	September 27, 2015	September 28, 2014
Options to Purchase Shares of Common Stock (in thousands)	910	876
Weighted Average Exercise Price of Options Excluded	$20.31	$20.31

As a result of the Company incurring a net loss for the three months ended September 27, 2015 and September 28, 2014, potential incremental common shares of 882,464 and 928,601, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On August 13, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program. As of September 27, 2015, the total remaining authorization was approximately $29.1 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the three months ended September 27, 2015, the Company repurchased 589,882 shares on the open market at an average price of

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

$18.95 per share, as compared to 905,164 shares purchased on the open market at an average price of $19.62 per share during the three months ended September 28, 2014.

7. Investments

This caption represents the Company’s investments in unconsolidated affiliated companies.

During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form a venture to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. In the first quarter of fiscal 2015, a second independent distributor joined the venture and, as a result, the Company recorded an additional investment of $2.8 million. During the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the venture acquired a third and fourth independent distributor, respectively. The Company uses the equity method to account for this investment, and the earnings of the unconsolidated affiliate are recorded within the Products Segment. At September 27, 2015 and June 28, 2015, the Company's total investment in the venture was $11.7 million and $10.0 million, respectively, and its ownership percentage was 15.2% and 11.9%, respectively.
8. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Components of Net Periodic Expense (Income):
Service Cost	$857	$830	$76	$85
Interest Cost on Projected Benefit Obligation	13,042	12,461	809	897
Expected Return on Plan Assets	(17,827)	(18,687)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(665)	(690)
Actuarial Loss	3,172	3,297	957	1,147
Net Periodic Expense (Income)	$(711)	$(2,054)	$1,177	$1,439

The Company expects to make benefit payments of $3.2 million attributable to its non-qualified pension plans during fiscal 2016. During the first three months of fiscal 2016, the Company made payments of approximately $0.8 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $12.2 million for its other postretirement benefit plans during fiscal 2016. During the first three months of fiscal 2016, the Company made payments of $3.5 million for its other postretirement benefit plans.

During the first three months of fiscal 2016, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan in fiscal 2016 through fiscal 2019. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.
9. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.6 million for the three months ended September 27, 2015. For the three months ended September 28, 2014, stock based compensation expense was $1.6 million.

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

The Company formally designates the financial instrument as a hedge of a specific underlying exposure and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at the inception and at least quarterly thereafter, whether the financial instruments that are used in hedging transactions are effective at offsetting changes in the forecasted cash flows of the related underlying exposure. Because of the high degree of effectiveness between the hedging instrument and the underlying exposure being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the forecasted cash flows of the underlying exposures being hedged. Derivative financial instruments are recorded within the Condensed Consolidated Balance Sheets as assets or liabilities, measured at fair value. The effective portion of gains or losses on derivatives designated as cash flow hedges are reported as a component of Accumulated Other Comprehensive Income (Loss) (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in earnings.

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

The Company enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Australian Dollars, Brazilian Real, Canadian Dollars, Chinese Renminbi, Euros, or Japanese Yen. These contracts generally do not have a maturity of more than twenty-four months.

The Company uses raw materials that are subject to price volatility. The Company hedges a portion of its exposure to the variability of cash flows associated with commodities used in the manufacturing process by entering into forward purchase contracts or commodity swaps. Derivative contracts designated as cash flow hedges are used by the Company to reduce exposure to variability in cash flows associated with future purchases of natural gas. These contracts generally do not have a maturity of more than thirty-six months.

The Company has considered the counterparty credit risk related to all of its interest rate, foreign currency and commodity derivative contracts and deems any risk of counterparty default to be minimal.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As of September 27, 2015 and June 28, 2015, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		September 27, 2015	June 28, 2015
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	24,238	29,473
Brazilian Real	Sell	9,140	22,443
Canadian Dollar	Sell	9,726	9,326
Chinese Renminbi	Buy	269,525	259,350
Euro	Sell	70,600	62,740
Japanese Yen	Buy	813,000	711,000
Commodity:
Natural Gas (Therms)	Buy	11,850	11,324

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	September 27, 2015	June 28, 2015
Interest rate contracts
Other Long-Term Liabilities	$(1,468)	$(1,034)
Foreign currency contracts
Other Current Assets	4,538	4,417
Other Long-Term Assets	159	276
Accrued Liabilities	(1,326)	(1,041)
Other Long-Term Liabilities	(143)	(43)
Commodity contracts
Accrued Liabilities	(530)	(493)
Other Long-Term Liabilities	(262)	(134)
	$968	$1,948

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three months ended September 27, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(269)	Net Sales	$(302)	$—
Foreign currency contracts - sell	390	Net Sales	3,307	—
Foreign currency contracts - buy	(366)	Cost of Goods Sold	(136)	—
Commodity contracts	(106)	Cost of Goods Sold	(132)	—
	$(351)		$2,737	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three months ended September 28, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$351	Net Sales	$(311)	$—
Foreign currency contracts - sell	3,445	Net Sales	464	—
Foreign currency contracts - buy	(157)	Cost of Goods Sold	(71)	—
Commodity contracts	28	Cost of Goods Sold	(179)	—
	$3,667		$(97)	$—

During the next twelve months, the estimated net amount of income on cash flow hedges as of September 27, 2015 expected to be reclassified out of AOCI into earnings is $1.9 million.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 27, 2015 and June 28, 2015 (in thousands):

		Fair Value Measurements Using
	September 27, 2015	Level 1	Level 2	Level 3
Assets:
Derivatives	$4,697	$—	$4,697	$—
Liabilities:
Derivatives	$3,729	$—	$3,729	$—
	June 28, 2015	Level 1	Level 2	Level 3
Assets:
Derivatives	$4,693	$—	$4,693	$—
Liabilities:
Derivatives	$2,745	$—	$2,745	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 16) at September 27, 2015 and June 28, 2015 was $244.4 million and $248.3 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 16) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at September 27, 2015 and June 28, 2015 due to the short-term nature of these instruments.
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

	Three Months Ended
	September 27, 2015	September 28, 2014
Beginning Balance	$48,006	$44,744
Payments	(8,635)	(8,178)
Provision for Current Year Warranties	5,834	6,251
Changes in Estimates	(38)	(14)
Ending Balance	$45,167	$42,803

13. Income Taxes
The effective tax rate for the first quarter of fiscal 2016 was 31.2%, compared to 40.9% for the same respective period last year. The tax rates for the first quarters of fiscal 2016 and 2015 were primarily driven by losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for the first quarter of fiscal 2015 also included the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit for its 2009-2010 consolidated income tax returns.

For the three months ended September 27, 2015, the Company's unrecognized tax benefits increased by $0.2 million, all of which impacted the current effective tax rate.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis.  In the U.S., the Company is currently under audit for the fiscal years 2010 and 2013, and is no longer subject to U.S. federal income tax examinations for years before fiscal 2010.  The Company is also currently under audit by various state and foreign jurisdictions.  With respect to the Company's major foreign jurisdictions, they are no longer subject to tax examinations for years before fiscal 2005.
14. Commitments and Contingencies
The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery has concluded. Both parties moved for summary judgment, which was fully briefed on December 23, 2014. The court denied both sides’ motions on September 3, 2015, concluding that factual issues were present which preclude summary judgment and should be determined by the jury at trial.  The Company filed a motion requesting permission to appeal the court’s decision on an interlocutory basis. The plaintiffs have also moved the court to clarify its decision. Upon the request of all parties, the Court has stayed any further decisions in the matter pending mediation. Mediation is currently scheduled for mid-December 2015.
On May 12, 2010, Exmark Manufacturing Company, Inc. filed suit against Briggs & Stratton Power Products Group, LLC (“BSPPG”), a wholly owned subsidiary of the Company (Case No. 8:10CV187, U.S. District Court for the District of Nebraska), alleging that certain Ferris® and Snapper Pro® mower decks infringed an Exmark mower deck patent. Exmark sought damages relating to sales since May 2004, attorneys’ fees, and enhanced damages. As a result of a reexamination proceeding in 2012, the United States Patent and Trademark Office (“USPTO”) initially rejected the asserted Exmark claims as invalid.  However, in 2014, that decision was reversed by the USPTO on appeal by Exmark. Following discovery, each of BSPPG and Exmark filed several motions for summary judgment in the Nebraska district court, which were decided on July 28, 2015. The court concluded that older mower deck designs infringed Exmark’s patent, leaving for trial the issues of whether current designs infringed, the amount of damages, and whether any infringement was willful.
The trial began on September 8, 2015, and on September 18, 2015, the jury returned its verdict, finding that BSPPG’s current mower deck designs do not infringe the Exmark patent. As to the older designs, the jury awarded Exmark $24.3 million in damages and found that the infringement was willful, which would allow the judge to enhance the jury’s damages award post-trial by up to three times. Also on September 18, 2015, the U.S. Court of Appeals for the Federal Circuit issued its decision in an unrelated case, SCA Hygiene Products Aktiebolag SCA Personal Care, Inc. v. First Quality Baby Products, LLC, et al. (Case No. 2013-1564) (“SCA”), confirming the availability of laches as a defense to patent infringement claims. Laches is an equitable doctrine that may bar a patent owner from obtaining damages prior to commencing suit, in circumstances in which the owner knows or should have known its patent was being infringed for more than six years. Although the court in the Exmark case ruled before trial that BSPPG could not rely on the defense of laches, as a result of the subsequent SCA decision, the court held a bench trial on that defense on October 21 and 22, 2015 and ordered briefing from the parties, which is anticipated to be completed by mid-November 2015.

BSPPG and the Company strongly disagree with the verdict and certain rulings made in connection with the trial, and BSPPG intends to vigorously pursue its rights through post-trial motions and, if necessary, on appeal. In assessing whether the Company should accrue a liability in its financial statements as a result of the jury verdict, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the current status of the proceedings, applicable law (including without limitation the precedence of the SCA decision), the views of legal counsel, and the likelihood of successful post-trial motions and appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of September 27, 2015.

Although it is not possible to predict with certainty the outcome of these and other unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

15. Segment Information

The Company aggregates operating segments that have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments. The Company concluded that it operates two reportable segments: Engines and Products. The Company uses “segment income (loss)” as the primary measure to evaluate operating performance and allocate capital resources for the Engines and Products Segments. Segment income (loss) is defined as income (loss) from operations plus equity in earnings of unconsolidated affiliates. Summarized segment data is as follows (in thousands):

	Three Months Ended
	September 27, 2015	September 28, 2014
NET SALES:
Engines	$150,083	$153,116
Products	162,541	166,128
Inter-Segment Eliminations	(23,166)	(26,615)
Total*	$289,458	$292,629
* International sales included in net sales based on product shipment destination	$91,541	$106,053
GROSS PROFIT:
Engines	$23,777	$27,800
Products	27,143	19,384
Inter-Segment Eliminations	(1,208)	137
Total	$49,712	$47,321
SEGMENT INCOME (LOSS):
Engines	$(20,754)	$(13,677)
Products	62	(8,291)
Inter-Segment Eliminations	(1,208)	137
Total	$(21,900)	$(21,831)

Reconciliation from Segment Income (Loss) to Loss Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	1,436	1,887
Loss from Operations	$(23,336)	$(23,718)
INTEREST EXPENSE	(4,536)	(4,518)
OTHER INCOME, Net	1,455	2,373
Loss Before Income Taxes	(26,417)	(25,863)
CREDIT FOR INCOME TAXES	(8,246)	(10,584)
Net Loss	$(18,171)	$(15,279)

Pre-tax restructuring charges and acquisition-related charges included in gross profit were as follows (in thousands):

	Three Months Ended
	September 27, 2015	September 28, 2014
Engines	$464	$—
Products	2,245	8,018
Total	$2,709	$8,018

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges, acquisition-related charges, and litigation charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended
	September 27, 2015	September 28, 2014
Engines	$2,204	$—
Products	2,295	9,151
Total	$4,499	$9,151
16. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	September 27, 2015	June 28, 2015
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	38,410	—
	$263,410	$225,000

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of September 27, 2015, $38.4 million was outstanding under the Revolver. There were no borrowings under the Revolver as of June 28, 2015.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

17. Separate Financial Information of Subsidiary Guarantor of Indebtedness

Under the terms of the Company’s Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, was the sole joint and several guarantor of the Domestic Indebtedness (the “Guarantor”) as of September 27, 2015 and June 28, 2015. The Guarantor provides a full and unconditional guarantee of the Domestic Indebtedness, except for certain customary limitations. These customary limitations, which are described in detail in the First Supplemental Indenture (Indenture) dated December 20, 2010, include (i) the sale of the guarantor or substantially all of the guarantor’s assets, (ii) the designation of the guarantor as an unrestricted subsidiary for covenant purposes, (iii) the guarantor ceasing to guarantee certain other indebtedness, if the guarantor is also not a significant subsidiary within the meaning of Article 1, Rule 1-02 of Regulation S-X, and (iv) achieving the Indenture’s requirements for legal defeasance, covenant defeasance or discharge. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	September 27, 2015 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$38,410	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor Subsidiary and its Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of September 27, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$2,918	$132	$50,945	$—	$53,995
Accounts Receivable, Net	57,386	61,292	50,286	—	168,964
Intercompany Accounts Receivable	34,823	8,165	42,280	(85,268)	—
Inventories, Net	233,991	143,621	96,161	—	473,773
Deferred Income Tax Asset	31,121	12,228	2,747	—	46,096
Prepaid Expenses and Other Current Assets	32,512	5,848	8,646	—	47,006
Total Current Assets	$392,751	$231,286	$251,065	$(85,268)	$789,834
OTHER ASSETS:
Goodwill	$128,300	$—	$39,559	$—	$167,859
Investments	31,432	—	—	—	31,432
Investments in Subsidiaries	510,584	—	—	(510,584)	—
Intercompany Note Receivable	30,391	97,238	44,577	(172,206)	—
Debt Issuance Costs	3,481	—	—	—	3,481
Other Intangible Assets, Net	—	54,405	52,832	—	107,237
Long-Term Deferred Income Tax Asset	49,519	—	315	(32,263)	17,571
Other Long-Term Assets, Net	9,766	4,803	1,162	—	15,731
Total Other Assets	$763,473	$156,446	$138,445	$(715,053)	$343,311
PLANT AND EQUIPMENT, NET	259,199	24,587	27,757	—	311,543
TOTAL ASSETS	$1,415,423	$412,319	$417,267	$(800,321)	$1,444,688

CURRENT LIABILITIES:
Accounts Payable	$106,958	$48,414	$28,892	$—	$184,264
Intercompany Accounts Payable	33,542	10,754	40,972	(85,268)	—
Short-Term Debt	38,410	—	—	—	38,410
Accrued Liabilities	76,966	39,844	26,522	—	143,332
Total Current Liabilities	$255,876	$99,012	$96,386	$(85,268)	$366,006
OTHER LIABILITIES:
Accrued Pension Cost	$203,063	$354	$514	$—	$203,931
Accrued Employee Benefits	23,233	—	—	—	23,233
Accrued Postretirement Health Care Obligation	30,325	15,057	—	—	45,382
Intercompany Note Payable	107,053	—	65,153	(172,206)	—
Deferred Income Tax Liabilities	—	15,632	16,997	(32,263)	366
Other Long-Term Liabilities	37,730	8,176	1,721	—	47,627
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$626,404	$39,219	$84,385	$(204,469)	$545,539
TOTAL SHAREHOLDERS’ INVESTMENT	533,143	274,088	236,496	(510,584)	533,143
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,415,423	$412,319	$417,267	$(800,321)	$1,444,688

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of June 28, 2015

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$45,395	$17,237	$55,758	$—	$118,390
Accounts Receivable, Net	99,852	72,859	43,130	—	215,841
Intercompany Accounts Receivable	21,697	8,060	40,772	(70,529)	—
Inventories, Net	161,343	125,698	91,647	—	378,688
Deferred Income Tax Asset	30,692	13,187	1,992	—	45,871
Prepaid Expenses and Other Current Assets	23,580	19,916	7,031	(14,074)	36,453
Total Current Assets	$382,559	$256,957	$240,330	$(84,603)	$795,243
OTHER ASSETS:
Goodwill	$128,300	$—	$37,222	$—	$165,522
Investments	30,779	—	—	—	30,779
Investments in Subsidiaries	537,799	—	—	(537,799)	—
Intercompany Note Receivable	36,448	89,186	26,722	(152,356)	—
Debt Issuance Costs	3,714	—	—	—	3,714
Other Intangible Assets, Net	—	54,706	56,574	—	111,280
Long-Term Deferred Income Tax Asset	54,622	—	133	(32,303)	22,452
Other Long-Term Assets, Net	8,800	4,999	1,335	—	15,134
Total Other Assets	$800,462	$148,891	$121,986	$(722,458)	$348,881
PLANT AND EQUIPMENT, NET	260,843	24,314	29,681	—	314,838
TOTAL ASSETS	$1,443,864	$430,162	$391,997	$(807,061)	$1,458,962

CURRENT LIABILITIES:
Accounts Payable	$116,972	$38,672	$27,032	$—	$182,676
Intercompany Accounts Payable	33,898	6,945	29,686	(70,529)	—
Accrued Liabilities	90,168	51,851	24,495	(14,074)	152,440
Total Current Liabilities	$241,038	$97,468	$81,213	$(84,603)	$335,116
OTHER LIABILITIES:
Accrued Pension Cost	$207,745	$367	$511	$—	$208,623
Accrued Employee Benefits	23,298	—	—	—	23,298
Accrued Postretirement Health Care Obligation	32,405	15,140	—	—	47,545
Intercompany Note Payable	104,676	—	47,680	(152,356)	—
Deferred Income Tax Liabilities	—	15,483	17,043	(32,303)	223
Other Long-Term Liabilities	35,452	8,511	944	—	44,907
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$628,576	$39,501	$66,178	$(184,659)	$549,596
TOTAL SHAREHOLDERS’ INVESTMENT	574,250	293,193	244,606	(537,799)	574,250
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,443,864	$430,162	$391,997	$(807,061)	$1,458,962

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 27, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$149,500	$106,506	$82,492	$(49,040)	$289,458
Cost of Goods Sold	128,601	93,485	64,241	(49,040)	237,287
Restructuring Charges	—	1,995	464	—	2,459
Gross Profit	20,899	11,026	17,787	—	49,712
Engineering, Selling, General and Administrative Expenses	37,805	16,954	17,375	—	72,134
Restructuring Charges	890	24	—	—	914
Equity in Loss from Subsidiaries	3,695	—	—	(3,695)	—
Income (Loss) from Operations	(21,491)	(5,952)	412	3,695	(23,336)
Interest Expense	(4,472)	(64)	—	—	(4,536)
Other Income, Net	703	790	(38)	—	1,455
Income (Loss) before Income Taxes	(25,260)	(5,226)	374	3,695	(26,417)
Provision (Credit) for Income Taxes	(7,089)	(1,898)	741	—	(8,246)
Net Income (Loss)	$(18,171)	$(3,328)	$(367)	$3,695	$(18,171)
Comprehensive Income (Loss)	$(28,802)	$(3,601)	$(6,506)	$10,107	$(28,802)
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$145,579	$116,938	$90,816	$(60,704)	$292,629
Cost of Goods Sold	123,956	104,031	71,179	(60,704)	238,462
Restructuring Charges	—	6,846	—	—	6,846
Gross Profit	21,623	6,061	19,637	—	47,321
Engineering, Selling, General and Administrative Expenses	36,868	17,657	15,559	—	70,084
Restructuring Charges	—	955	—	—	955
Equity in Loss from Subsidiaries	4,721	—	—	(4,721)	—
Income (Loss) from Operations	(19,966)	(12,551)	4,078	4,721	(23,718)
Interest Expense	(4,447)	(71)	—	—	(4,518)
Other Income, Net	1,926	460	(13)	—	2,373
Income (Loss) before Income Taxes	(22,487)	(12,162)	4,065	4,721	(25,863)
Provision (Credit) for Income Taxes	(7,208)	(4,481)	1,105	—	(10,584)
Net Income (Loss)	$(15,279)	$(7,681)	$2,960	$4,721	$(15,279)
Comprehensive Income (Loss)	$(19,164)	$(7,407)	$(2,500)	$9,907	$(19,164)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 27, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(67,715)	$(8,420)	$(6,311)	$(243)	$(82,689)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(10,916)	(1,126)	(386)	—	(12,428)
Proceeds Received on Disposition of Plant and Equipment	—	504	11	—	515
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(2,174)	—	(2,174)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	2,489	—	—	(2,489)	—
Net Cash Used in Investing Activities	(8,427)	(622)	(2,549)	(2,489)	(14,087)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	38,410	(8,063)	5,574	2,489	38,410
Treasury Stock Purchases	(11,178)	—	—	—	(11,178)
Stock Option Exercise Proceeds and Tax Benefits	6,433	—	—	—	6,433
Cash Investment in Subsidiary	—	—	(243)	243	—
Net Cash Provided by (Used in) Financing Activities	33,665	(8,063)	5,331	2,732	33,665
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,284)	—	(1,284)
Net Decrease in Cash and Cash Equivalents	(42,477)	(17,105)	(4,813)	—	(64,395)
Cash and Cash Equivalents, Beginning	45,395	17,237	55,758	—	118,390
Cash and Cash Equivalents, Ending	$2,918	$132	$50,945	$—	$53,995

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(62,214)	$11,158	$2,660	$(482)	$(48,878)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(4,623)	(1,358)	(1,409)	—	(7,390)
Proceeds Received on Disposition of Plant and Equipment	84	57	31	—	172
Cash Investment in Subsidiary	(4,650)	—	—	4,650	—
Cash Paid for Acquisition, Net of Cash Acquired	(62,056)	—	—	—	(62,056)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	14,429	—	—	(14,429)	—
Net Cash Used in Investing Activities	(56,816)	(1,301)	(1,378)	(9,779)	(69,274)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	—	(11,212)	(3,217)	14,429	—
Treasury Stock Purchases	(17,761)	—	—	—	(17,761)
Stock Option Exercise Proceeds and Tax Benefits	3,151	—	—	—	3,151
Cash Investment in Subsidiary	—	—	4,168	(4,168)	—
Net Cash Provided by (Used in) Financing Activities	(14,610)	(11,212)	951	10,261	(14,610)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(8)	—	(8)
Net Increase (Decrease) in Cash and Cash Equivalents	(133,640)	(1,355)	2,225	—	(132,770)
Cash and Cash Equivalents, Beginning	138,926	2,680	53,062	—	194,668
Cash and Cash Equivalents, Ending	$5,286	$1,325	$55,287	$—	$61,898

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, and certain litigation charges, for the three months ended fiscal September 2016 and 2015 (in thousands, except per share data):

	Three Months Ended Fiscal September
	2016 Reported	Adjustments(1)	2016 Adjusted (2)	2015 Reported	Adjustments(1)	2015 Adjusted(2)
NET SALES:
Engines	$150,083	$—	$150,083	$153,116	$—	$153,116
Products	162,541	—	162,541	166,128	—	166,128
Inter-Segment Eliminations	(23,166)	—	(23,166)	(26,615)	—	(26,615)
Total	$289,458	$—	$289,458	$292,629	$—	$292,629

GROSS PROFIT:
Engines	$23,777	$464	$24,241	$27,800	$—	$27,800
Products	27,143	2,245	29,388	19,384	8,018	27,402
Inter-Segment Eliminations	(1,208)	—	(1,208)	137	—	137
Total	$49,712	$2,709	$52,421	$47,321	$8,018	$55,339

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Engines	$44,301	$850	$43,451	$42,929	$—	$42,929
Products	27,833	26	27,807	27,155	178	26,977
Total	$72,134	$876	$71,258	$70,084	$178	$69,906

RESTRUCTURING CHARGES:
Engines	$890	$890	$—	$—	$—	$—
Products	24	24	—	955	955	—
Total	$914	$914	$—	$955	$955	$—

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES
Engines	$660	$—	$660	$1,452	$—	$1,452
Products	776	—	776	435	—	435
Total	$1,436	$—	$1,436	$1,887	$—	$1,887

SEGMENT INCOME (LOSS) (3):
Engines	$(20,754)	$2,204	$(18,550)	$(13,677)	$—	$(13,677)
Products	62	2,295	2,357	(8,291)	9,151	860
Inter-Segment Eliminations	(1,208)	—	(1,208)	137	—	137
Total	$(21,900)	$4,499	$(17,401)	$(21,831)	$9,151	$(12,680)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended Fiscal September
	2016 Reported	Adjustments(1)	2016 Adjusted (2)	2015 Reported	Adjustments(1)	2015 Adjusted(2)
SEGMENT INCOME (LOSS) (3):	(21,900)	4,499	(17,401)	(21,831)	9,151	(12,680)
Reconciliation from Segment Income (Loss) to Income (Loss) Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	1,436	—	1,436	1,887	—	1,887
Income (Loss) from Operations	$(23,336)	$4,499	$(18,837)	$(23,718)	$9,151	$(14,567)

INTEREST EXPENSE	(4,536)	—	(4,536)	(4,518)	—	(4,518)
OTHER INCOME, Net	1,455	—	1,455	2,373	—	2,373
Income (Loss) Before Income Taxes	(26,417)	4,499	(21,918)	(25,863)	9,151	(16,712)
PROVISION (CREDIT) FOR INCOME TAXES	(8,246)	1,528	(6,718)	(10,584)	3,203	(7,381)
Net Income (Loss)	$(18,171)	$2,971	$(15,200)	$(15,279)	$5,948	$(9,331)

EARNINGS (LOSS) PER SHARE
Basic	$(0.42)	$0.07	$(0.35)	$(0.34)	$0.13	$(0.21)
Diluted	(0.42)	0.07	(0.35)	(0.34)	0.13	(0.21)

(1) For the first quarter of fiscal 2016, includes pre-tax restructuring charges of $3,373 ($2,239 after tax), pre-tax acquisition-related charges of $276 ($179 after tax), and certain pre-tax litigation charges of $850 ($553 after tax). For the first quarter of fiscal 2015, includes pre-tax restructuring charges of $7,801 ($5,071 after tax) and pre-tax acquisition-related charges of $1,350 ($877 after tax).
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, and certain litigation charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
(3) The Company defines segment income (loss) as income from operations plus equity in earnings of unconsolidated affiliates.

NET SALES

Consolidated net sales for the first quarter of fiscal 2016 were $289 million, a decrease of $3 million or 1.1% from the first quarter of fiscal 2015. Net sales decreased during the quarter primarily due to an unfavorable foreign currency impact, net of price increases, of $10.8 million, predominately related to the weakening of the Euro, Australian Dollar, and Brazilian Real. Excluding currency impacts, net sales increased by $8 million. The increase was driven by the results of acquisitions completed during fiscal 2015, higher shipments of small engines used on walk mowers and increased sales of commercial lawn and garden equipment.

Engines Segment net sales in the first quarter of fiscal 2016 decreased $3 million or 2.0% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales by approximately $4.9 million, largely due to the weakening of the Euro. Total engine volumes shipped in the quarter increased by 6.3% or approximately 50,000 engines, mainly attributable to higher shipments of small engines used on walk mowers due to improved lawn and garden markets in North America and Europe this past season. This resulted in more normal channel inventories at the end of the season compared to higher inventory levels last year.

Products Segment net sales in the first quarter of fiscal 2016 decreased $4 million or 2.2% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales by approximately $5.9 million, primarily related to the Australian Dollar and Brazilian Real. Excluding currency impacts, net sales increased by $2.3 million due to the results from the prior year acquisitions of Allmand and Billy Goat as well as increased sales of high end residential and commercial lawn and garden equipment through our North America dealer channel. Partially offsetting this increase were lower sales of snow throwers into Europe following two seasons of below normal snowfall and decreased sales in Latin America due to unfavorable economic conditions in

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

the region. Lower generator sales due to a prolonged absence of major storms and our planned actions to narrow the assortment of lower priced Snapper consumer lawn and garden equipment also offset the increase.

GROSS PROFIT

The consolidated gross profit percentage was 17.2% in the first quarter of fiscal 2016, an increase from 16.2% in the same period last year.

The Engines Segment gross profit percentage, including restructuring charges, was 15.8% in the first quarter of fiscal 2016, lower than the 18.2% in the first quarter of fiscal 2015. The adjusted gross profit percentage was 16.2% in the first quarter of fiscal 2016, a decrease of 200 basis points from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted gross profit percentage by 250 basis points, largely due to the weakening of the Euro. Manufacturing volume decreased by 7%, which reduced the adjusted gross profit percentage by 90 basis points. Engine production was elevated last year in the first quarter to support the pre-build of products related to the closure of the McDonough plant. Partially offsetting the lower gross profit percentage was the benefit of manufacturing efficiency improvements and slightly lower material costs.

The Products Segment gross profit percentage, including restructuring and acquisition-related charges, was 16.7% for the first quarter of fiscal 2016, up from 11.7% in the first quarter of fiscal 2015. The adjusted gross profit percentage of 18.1% in the first quarter of fiscal 2016 increased 160 basis points year over year. Adjusted gross margins improved by 180 basis points due to increased manufacturing efficiencies, including $2.2 million of incremental savings realized from the previously announced restructuring actions. Favorable sales mix, which improved adjusted gross margins by approximately 70 basis points, was driven by our focus on selling higher margin lawn and garden equipment and the results from last year’s acquisitions. Partially offsetting the higher gross profit margins was lower manufacturing volume, which reduced adjusted gross profit margins by 90 basis points. Manufacturing throughput decreased 13% during the first quarter of fiscal 2016 as production had been elevated in the first quarter of last year to pre-build products to support the closure of the McDonough plant.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $72.1 million in the first quarter of fiscal 2016, an increase of $2.1 million or 2.9% from the first quarter of fiscal 2015.

The Engines Segment engineering, selling, general and administrative expenses were $44.3 million in the first quarter of fiscal 2016, compared to $42.9 million in the same period last year. Adjusted engineering, selling, general and administrative expenses for the first quarter of fiscal 2016 were $43.5 million, an increase of $0.5 million from the first quarter of fiscal 2015, largely due to higher costs related to pension expense and higher compensation expense, partially offset by the benefit of the movement in foreign currency rates.

The Products Segment engineering, selling, general and administrative expenses were $27.8 million for the first quarter of fiscal 2016, an increase of $0.7 million from the first quarter of fiscal 2015. Adjusted engineering, selling, general and administrative expenses in the first quarter of fiscal 2016 were $27.8 million, an increase of $0.8 million from the prior year largely due to the Allmand and Billy Goat acquisitions, partially offset by the benefit of the movement in foreign currency rates.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2016 was $4.5 million, which was consistent with the same period last year.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of fiscal 2016 was 31.2%, compared to 40.9% for the same respective period last year. The tax rates for the first quarters of fiscal 2016 and 2015 were primarily driven by losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for the first quarter of fiscal 2015 also included the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit for its 2009-2010 consolidated income tax returns.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

RESTRUCTURING ACTIONS

During the first quarter of fiscal 2016, the Company made progress implementing the previously announced restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to reduce costs. Production of riding mowers, the last part of the manufacturing transition from the McDonough plant, began at the Wauwatosa, Wisconsin plant during the first quarter. In addition to the Products Segment restructuring, the Company implemented restructuring actions within the Engines Segment. These actions, which were completed in the first quarter of fiscal 2016, included a headcount reduction at our plant in Chongqing, China to offset lower production of engines used on snow throwers as well as changes in salaried personnel in the United States. Pre-tax restructuring costs for the first quarter of fiscal 2016 were $1.4 million and $2.0 million related to the Engines and Products Segments, respectively. Pre-tax restructuring cost estimates for the Products Segment remain unchanged for fiscal 2016 at $4 million to $8 million. There are no additional charges anticipated related to the Engine Segment restructuring actions. Incremental pre-tax savings related to the Products restructuring actions during the first quarter of fiscal 2016 were $1.7 million. Incremental cost savings as a result of these actions are anticipated to be $5 million to $7 million in fiscal 2016.
LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first three months of fiscal 2016 were $82.7 million compared to $48.9 million in the first three months of fiscal 2015. The decrease in operating cash flows was primarily related to changes in working capital, primarily higher accounts receivable and lower accounts payable, partially offset by lower inventory levels. Inventory levels were elevated last year in the first quarter to support the McDonough plant closure.

Cash flows used in investing activities were $14.1 million and $69.3 million during the first three months of fiscal 2016 and fiscal 2015, respectively. The $55.2 million decrease in cash used in investing activities was primarily related to $2.2 million of cash paid for acquisitions in the first quarter of fiscal 2016 compared to $62.1 million of cash paid for the Allmand acquisition in the first quarter of fiscal 2015, partially offset by a $5.0 million increase in additions to plant and equipment during the first three months of fiscal 2016 compared to the same period last year.

Cash flows provided by financing activities were $33.7 million during the first three months of fiscal 2016 as compared to $14.6 million of cash flows used in financing activities during the first three months of fiscal 2015. The $48.3 million increase in cash provided by financing activities was attributable to $38.4 million of borrowings on the Revolver in the first quarter of fiscal 2016 compared to no such borrowings in fiscal 2015, a $6.6 million decrease in treasury stock purchases in the first quarter of fiscal 2016 compared to fiscal 2015, and $3.3 million of higher stock option proceeds in the first quarter of fiscal 2016 compared to fiscal 2015.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of September 27, 2015, $38.4 million was outstanding under the Revolver.

In August 2015, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.125 per share to $0.135 per share on the Company's common stock, payable on September 30, 2015 to shareholders of record at the close of business on September 17, 2015

On August 13, 2014, the Board of Directors authorized up to $50 million in funds for use in the Company’s common share repurchase program. As of September 27, 2015, the total remaining authorization was approximately $29.1 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time,

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

depending on market conditions and certain governing loan covenants. During the three months ended September 27, 2015, the Company repurchased 589,882 shares on the open market at an average price of $18.95 per share.

The Company expects capital expenditures to be approximately $65 million to $70 million in fiscal 2016. These anticipated expenditures reflect its plans to continue to invest in new products, manufacturing efficiencies and technology update projects.

During the first three months of fiscal 2016, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will not be required to make minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2019. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of September 27, 2015, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2016.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 21, 2015 filing of the Company’s Annual Report on Form 10-K.

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 21, 2015 filing of the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 21, 2015 filing of its Annual Report on Form 10-K. As discussed in its annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

The most significant accounting estimates inherent in the preparation of the Company's financial statements include a goodwill assessment, estimates as to the realizability of accounts receivable and inventory assets, as well as estimates used in the determination of liabilities related to customer rebates, pension obligations, postretirement benefits, warranty, product liability, group health insurance, litigation and taxation. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. The Company re-evaluates these significant factors as facts and circumstances change.

The Company has contingent liabilities related to litigation and claims that arise in the normal course of business. The Company accrues for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. Liabilities are recorded based on management’s current

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

judgments as to the probable and reasonably estimable outcome of the contingencies. To the extent that management’s future judgments related to the outcome of the contingencies differ from current expectations or as additional information becomes available, earnings could be impacted in the period such changes occur. See Note 14, “Commitments and Contingencies,” for a description of these matters.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since the August 21, 2015 filing of the Company’s Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
There have been no material changes since the August 21, 2015 filing of the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 27, 2015.

2015 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
June 29, 2015 to July 26, 2015	161,552	$18.90	161,552	$37,205,015
July 27, 2015 to August 23, 2015	258,452	18.38	258,452	32,454,667
August 24, 2015 to September 27, 2015	169,878	19.87	169,878	29,079,191
Total First Quarter	589,882	$18.95	589,882	$29,079,191

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	November 3, 2015	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements