Form 10-Q
period 2015-12-27
BRIGGS & STRATTON CORP
filed 2016-02-02
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 29, 2016
COMMON STOCK, par value $0.01 per share	43,148,318 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	December 27, 2015	June 28, 2015
CURRENT ASSETS:
Cash and Cash Equivalents	$60,367	$118,390
Accounts Receivable, Net	182,126	215,841
Inventories -
Finished Products	361,432	266,726
Work in Process	136,800	101,285
Raw Materials	7,090	10,677
Total Inventories	505,322	378,688
Deferred Income Tax Asset	46,135	45,871
Prepaid Expenses and Other Current Assets	42,150	36,453
Total Current Assets	836,100	795,243
OTHER ASSETS:
Goodwill	168,032	165,522
Investments	34,538	30,779
Debt Issuance Costs	3,250	3,714
Other Intangible Assets, Net	106,392	111,280
Long-Term Deferred Income Tax Asset	16,321	22,452
Other Long-Term Assets, Net	15,819	15,134
Total Other Assets	344,352	348,881
PLANT AND EQUIPMENT:
Cost	1,029,224	1,035,326
Less - Accumulated Depreciation	717,625	720,488
Total Plant and Equipment, Net	311,599	314,838
TOTAL ASSETS	$1,492,051	$1,458,962

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 27, 2015	June 28, 2015
CURRENT LIABILITIES:
Accounts Payable	$189,624	$182,676
Short-Term Debt	93,243	—
Accrued Liabilities	140,027	152,440
Total Current Liabilities	422,894	335,116
OTHER LIABILITIES:
Accrued Pension Cost	199,597	208,623
Accrued Employee Benefits	22,970	23,298
Accrued Postretirement Health Care Obligation	42,989	47,545
Deferred Income Tax Liability	154	223
Other Long-Term Liabilities	47,650	44,907
Long-Term Debt	225,000	225,000
Total Other Liabilities	538,360	549,596
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	72,533	77,272
Retained Earnings	1,053,983	1,071,493
Accumulated Other Comprehensive Loss	(287,678)	(279,110)
Treasury Stock at cost, 14,274 and 13,480 shares, respectively	(308,620)	(295,984)
Total Shareholders’ Investment	530,797	574,250
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,492,051	$1,458,962

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
NET SALES	$413,379	$444,287	$702,837	$736,916
COST OF GOODS SOLD	319,036	349,573	556,323	588,035
RESTRUCTURING CHARGES	2,647	6,846	5,106	13,692
Gross Profit	91,696	87,868	141,408	135,189
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	72,559	73,970	144,693	144,053
RESTRUCTURING CHARGES	372	583	1,286	1,538
Income (Loss) from Operations	18,765	13,315	(4,571)	(10,402)
INTEREST EXPENSE	(5,013)	(4,890)	(9,549)	(9,408)
OTHER INCOME, Net	2,383	2,052	3,838	4,425
Income (Loss) Before Income Taxes	16,135	10,477	(10,282)	(15,385)
PROVISION (CREDIT) FOR INCOME TAXES	3,575	3,534	(4,671)	(7,049)
NET INCOME (LOSS)	$12,560	$6,943	$(5,611)	$(8,336)

EARNINGS (LOSS) PER SHARE
Basic	$0.28	$0.15	$(0.13)	$(0.19)
Diluted	0.28	0.15	(0.13)	(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	43,374	44,579	43,426	44,827
Diluted	43,470	44,629	43,426	44,827

DIVIDENDS PER SHARE	$0.135	$0.125	$0.27	$0.25

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net Income (Loss)	$12,560	$6,943	$(5,611)	$(8,336)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(1,710)	(11,213)	(14,183)	(21,120)
Gain (Loss) on Derivative Instruments, Net of Tax	(950)	(161)	(1,301)	3,506
Pension & Postretirement Obligation, Net of Tax	2,360	2,397	4,553	4,752
Gain on Marketable Securities, Net of Tax	2,363	—	2,363	—
Other Comprehensive Income (Loss)	2,063	(8,977)	(8,568)	(12,862)
Total Comprehensive Income (Loss)	$14,623	$(2,034)	$(14,179)	$(21,198)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 27, 2015	December 28, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,611)	$(8,336)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	26,856	26,026
Stock Compensation Expense	3,204	3,382
Loss on Disposition of Plant and Equipment	249	132
Provision for Deferred Income Taxes	2,435	8,420
Equity in Earnings of Unconsolidated Affiliates	(3,187)	(3,341)
Dividends Received from Unconsolidated Affiliates	4,436	4,381
Non-Cash Restructuring Charges	1,611	9,190
Change in Operating Assets and Liabilities:
Accounts Receivable	28,924	24,305
Inventories	(127,537)	(151,170)
Other Current Assets	3,649	7,659
Accounts Payable, Accrued Liabilities and Income Taxes	(25,552)	(26,912)
Other, Net	(8,112)	(7,768)
Net Cash Used in Operating Activities	(98,635)	(114,032)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(25,843)	(23,289)
Proceeds Received on Disposition of Plant and Equipment	997	289
Cash Paid for Acquisition, Net of Cash Acquired	(2,174)	(62,056)
Net Cash Used in Investing Activities	(27,020)	(85,056)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	93,243	87,000
Treasury Stock Purchases	(24,903)	(27,598)
Stock Option Exercise Proceeds and Tax Benefits	7,230	3,652
Cash Dividends Paid	(5,992)	(5,718)
Net Cash Provided by Financing Activities	69,578	57,336
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,946)	(1,226)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,023)	(142,978)
CASH AND CASH EQUIVALENTS, Beginning	118,390	194,668
CASH AND CASH EQUIVALENTS, Ending	$60,367	$51,690

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
2. New Accounting Pronouncements

In November 2015, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-07, "Balance Sheet Classification of Deferred Taxes (Topic 740)." Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the potential impact of this new accounting pronouncement on the Company's financial position.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is only permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the potential impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flows.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 27, 2015
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Marketable Securities	Total
Beginning Balance	$(31,590)	$861	$(259,012)	$—	$(289,741)
Other Comprehensive Income (Loss) Before Reclassification	(1,710)	(6)	—	3,780	2,064
Income Tax Benefit (Expense)	—	2	—	(1,417)	(1,415)
Net Other Comprehensive Income (Loss) Before Reclassifications	(1,710)	(4)	—	2,363	649
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(2,073)	—	—	(2,073)
Realized (Gains) Losses - Commodity Contracts (1)	—	260	—	—	260
Realized (Gains) Losses - Interest Rate Swaps (1)	—	298	—	—	298
Amortization of Prior Service Costs (Credits) (2)	—	—	(619)	—	(619)
Amortization of Actuarial Losses (2)	—	—	4,397	—	4,397
Total Reclassifications Before Tax	—	(1,515)	3,778	—	2,263
Income Tax Expense (Benefit)	—	569	(1,418)	—	(849)
Net Reclassifications	—	(946)	2,360	—	1,414
Other Comprehensive Income (Loss)	(1,710)	(950)	2,360	2,363	2,063
Ending Balance	$(33,300)	$(89)	$(256,652)	$2,363	$(287,678)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six Months Ended December 27, 2015
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Marketable Securities	Total
Beginning Balance	$(19,117)	$1,212	$(261,205)	$—	$(279,110)
Other Comprehensive Income (Loss) Before Reclassification	(14,183)	2,170	—	3,780	(8,233)
Income Tax Benefit (Expense)	—	(814)	—	(1,417)	(2,231)
Net Other Comprehensive Income (Loss) Before Reclassifications	(14,183)	1,356	—	2,363	(10,464)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(5,244)	—	—	(5,244)
Realized (Gains) Losses - Commodity Contracts (1)	—	392	—	—	392
Realized (Gains) Losses - Interest Rate Swaps (1)	—	600	—	—	600
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,239)	—	(1,239)
Amortization of Actuarial Losses (2)	—	—	8,526	—	8,526
Total Reclassifications Before Tax	—	(4,252)	7,287	—	3,035
Income Tax Expense (Benefit)	—	1,595	(2,734)	—	(1,139)
Net Reclassifications	—	(2,657)	4,553	—	1,896
Other Comprehensive Income (Loss)	(14,183)	(1,301)	4,553	2,363	(8,568)
Ending Balance	$(33,300)	$(89)	$(256,652)	$2,363	$(287,678)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six Months Ended December 28, 2014
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$13,053	$(1,084)	$(207,226)	$(195,257)
Other Comprehensive Income (Loss) Before Reclassification	(21,120)	6,805	—	(14,315)
Income Tax Benefit (Expense)	—	(2,586)	—	(2,586)
Net Other Comprehensive Income (Loss) Before Reclassifications	(21,120)	4,219	—	(16,901)
Reclassifications:				—
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(2,297)	—	(2,297)
Realized (Gains) Losses - Commodity Contracts (1)	—	522	—	522
Realized (Gains) Losses - Interest Rate Swaps (1)	—	625	—	625
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,289)	(1,289)
Amortization of Actuarial Losses (2)	—	—	8,955	8,955
Total Reclassifications Before Tax	—	(1,150)	7,666	6,516
Income Tax Expense (Benefit)	—	437	(2,914)	(2,477)
Net Reclassifications	—	(713)	4,752	4,039
Other Comprehensive Income (Loss)	(21,120)	3,506	4,752	(12,862)
Ending Balance	$(8,067)	$2,422	$(202,474)	$(208,119)
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
5. Restructuring Actions
In fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to further reduce costs. The Company continues to focus on premium residential products to customers through its Snapper and Simplicity brands and commercial products through its Snapper Pro and Ferris brands. The Company closed its McDonough, Georgia location in the fourth quarter of fiscal 2015 and consolidated production into existing facilities. Production of pressure washers, riding mowers, and snow throwers have been moved to the Company's Wauwatosa, Wisconsin facility. At Decemer 27, 2015, the Company had $3.6 million classified as assets held for sale, which is included in Prepaid Expenses and Other Current Assets within the Condensed Consolidated Balance Sheets, related to the McDonough, Georgia location.
The Products Segment recorded pre-tax charges of $3.0 million and $5.0 million during the second quarter and first six months of fiscal 2016, respectively. As of December 27, 2015, the Products Segment cumulative pre-tax restructuring costs associated with the restructuring actions announced in fiscal 2015 are $32.3 million. Total cumulative pre-tax restructuring cost estimates for the Product Segment restructuring actions are $33 million to $35 million.

During the first quarter of fiscal 2016, the Company implemented restructuring actions within the Engines Segment. These actions, which were completed in the first quarter of fiscal 2016, included a headcount reduction at its plant in Chongqing, China to offset lower production of engines used on snow throwers as well as changes in salaried personnel in the United States. The Engines Segment recorded pre-tax charges of $1.4 million during the first quarter of fiscal 2016, which represented the cumulative pre-tax restructuring costs and the total costs expected to be incurred under these restructuring actions.

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

The restructuring actions discussed above resulted in pre-tax charges of $3.0 million ($2.0 million after tax or $0.05 per diluted share) and $6.4 million ($4.2 million after tax or $0.09 per diluted share) for the second quarter and first six months of fiscal 2016, respectively.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to Engines Segment restructuring activities for the six month period ended December 27, 2015 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 28, 2015	$—	$—	$—
Provisions	1,354	—	1,354
Cash Expenditures	(638)	—	(638)
Other Adjustments	(182)	—	(182)
Reserve Balance at December 27, 2015	$534	$—	$534

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to Products Segment restructuring activities for the six month period ended December 27, 2015 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 28, 2015	$2,107	$—	$2,107
Provisions	—	5,038	5,038
Cash Expenditures	(1,772)	(3,609)	(5,381)
Other Adjustments (1)	—	(1,429)	(1,429)
Reserve Balance at December 27, 2015	$335	$—	$335
(1) Other adjustments includes $1.4 million of asset impairments.
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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Net Income (Loss)	$12,560	$6,943	$(5,611)	$(8,336)
Less: Allocation to Participating Securities	(255)	(168)	(217)	(266)
Net Income (Loss) Available to Common Shareholders	$12,305	$6,775	$(5,828)	$(8,602)
Average Shares of Common Stock Outstanding	43,374	44,579	43,426	44,827
Diluted Average Shares Outstanding	43,470	44,629	43,426	44,827
Basic Earnings (Loss) Per Share	$0.28	$0.15	$(0.13)	$(0.19)
Diluted Earnings (Loss) Per Share	$0.28	$0.15	$(0.13)	$(0.19)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Options to Purchase Shares of Common Stock (in thousands)	1,365	858	408	858
Weighted Average Exercise Price of Options Excluded	$19.43	$20.32	$20.82	$20.32

As a result of the Company incurring a net loss for the six months ended December 27, 2015 and December 28, 2014, potential incremental common shares of 758,000 and 1,002,000, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On August 13, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program. As of December 27, 2015, the total remaining authorization was approximately $15.4 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ended December 27, 2015, the Company repurchased 1,343,968 shares on the open market at an average price of $18.53 per share, as compared to 1,428,588 shares purchased on the open market at an average price of $19.33 per share during the six months ended December 28, 2014.

7. Investments

This caption represents the Company’s investments in unconsolidated affiliated companies and marketable securities.

Combined financial information of the unconsolidated affiliated companies is accounted for by the equity method, generally on a lag of 3 months or less. Unaudited results of operations of unconsolidated affiliated companies for the three and six months ended December 27, 2015 and December 28, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Results of Operations:
Sales	$60,274	$52,452	121,763	101,591
Cost of Goods Sold	47,066	41,126	95,024	79,619
Gross Profit	$13,208	$11,326	26,739	21,972
Net Income	$2,900	$2,667	7,476	5,885
Unaudited balance sheets of unconsolidated affiliated companies as of December 27, 2015 and June 28, 2015 (in thousands):

	December 27, 2015	June 28, 2015
Financial Position:
Assets:
Current Assets	$103,063	$99,596
Noncurrent Assets	53,674	43,555
	156,737	143,151
Liabilities:
Current Liabilities	$38,804	$36,630
Noncurrent Liabilities	28,154	9,859
	66,958	46,489
Equity	$89,779	$96,662
Net sales to equity method investees were approximately $40.9 million and $27.3 million for the six months ended December 27, 2015 and December 28, 2014, respectively. Purchases of finished products from equity method investees were approximately $54.1 million and $49.5 million for the six months ended December 27, 2015 and December 28, 2014, respectively.
During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors LLC (the venture) to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. In the first quarter of fiscal 2015, a second independent distributor joined the venture and, as a result, the Company recorded an additional investment of $2.8 million. During the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the venture acquired the assets of a third and fourth independent distributor, respectively. The Company uses the equity method to account for this investment, and the earnings of the unconsolidated affiliate are recorded within the Products Segment. At December 27, 2015 and June 28, 2015, the Company's total investment in the venture was $11.9 million and $10.0 million, respectively, and its ownership percentage was 15.2% and 11.9%, respectively. Subsequent to the second quarter of fiscal 2016, the Company contributed $19.1 million in cash as well as non-cash assets in exchange for receiving an additional ownership interest in the venture. As a result of the transaction, the Company's ownership percentage increased to 38%.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company's investment in marketable securities relate to its ownership of common stock in a publicly traded company. The Company classifies its investment as available-for-sale securities, and it is reported at fair value. Unrealized gains and losses, net of the related tax effect, are reported as a separate component of Accumulated Other Comprehensive Income (Loss). At June 28, 2015, the investment was not recorded. During the second quarter of fiscal 2016, the Company corrected its investment balance to report it at fair value. The correction, which primarily related to prior periods, was not material. At December 27, 2015, the available-for-sale securities had a cost basis and fair value of $0 and $3.8 million, respectively, and unrealized gains, net of tax, of $2.4 million.
8. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Components of Net Periodic Expense (Income):
Service Cost	$909	$886	$55	$63
Interest Cost on Projected Benefit Obligation	13,013	12,430	813	907
Expected Return on Plan Assets	(17,774)	(18,631)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(664)	(689)
Actuarial Loss	3,332	3,333	1,065	1,177
Net Periodic Expense (Income)	$(475)	$(1,937)	$1,269	$1,458

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Components of Net Periodic Expense (Income):
Service Cost	$1,766	$1,716	$131	$148
Interest Cost on Projected Benefit Obligation	26,055	24,891	1,622	1,804
Expected Return on Plan Assets	(35,601)	(37,319)	—	—
Amortization of:
Prior Service Cost (Credit)	90	90	(1,329)	(1,379)
Actuarial Loss	6,504	6,631	2,022	2,324
Net Periodic Expense (Income)	$(1,186)	$(3,991)	$2,446	$2,897

The Company expects to make benefit payments of $3.0 million attributable to its non-qualified pension plans during fiscal 2016. During the first six months of fiscal 2016, the Company made payments of approximately $1.2 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $11.9 million for its other postretirement benefit plans during fiscal 2016. During the first six months of fiscal 2016, the Company made payments of $7.3 million for its other postretirement benefit plans.

During the first six months of fiscal 2016, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan in fiscal 2016 through fiscal 2019. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

9. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.6 million and $3.2 million for the three and six months ended December 27, 2015. For the three and six months ended December 28, 2014, stock based compensation expense was $1.8 million and $3.4 million, respectively.

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

The Company enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Australian Dollars, Brazilian Real, Canadian Dollars, Chinese Renminbi, Euros, Japanese Yen, or Mexican Peso. These contracts generally do not have a maturity of more than twenty-four months.

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

As of December 27, 2015 and June 28, 2015, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		December 27, 2015	June 28, 2015
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	15,963	29,473
Brazilian Real	Sell	10,515	22,443
Canadian Dollar	Sell	6,025	9,326
Chinese Renminbi	Buy	251,425	259,350
Euro	Sell	55,825	62,740
Japanese Yen	Buy	998,000	711,000
Mexican Peso	Sell	10,000	—
Commodity:
Natural Gas (Therms)	Buy	15,294	11,324

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	December 27, 2015	June 28, 2015
Interest rate contracts
Other Long-Term Liabilities	$(930)	$(1,034)
Foreign currency contracts
Other Current Assets	2,993	4,417
Other Long-Term Assets	417	276
Accrued Liabilities	(1,104)	(1,041)
Other Long-Term Liabilities	(149)	(43)
Commodity contracts
Accrued Liabilities	(842)	(493)
Other Long-Term Liabilities	(325)	(134)
	$60	$1,948

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended December 27, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$329	Net Sales	$(298)	$—
Foreign currency contracts - sell	(721)	Net Sales	2,231	—
Foreign currency contracts - buy	(324)	Cost of Goods Sold	(158)	—
Commodity contracts	(234)	Cost of Goods Sold	(260)	—
	$(950)		$1,515	$—

	Three Months Ended December 28, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(89)	Net Sales	$(314)	$—
Foreign currency contracts - sell	394	Net Sales	2,079	—
Foreign currency contracts - buy	(251)	Cost of Goods Sold	(175)	—
Commodity contracts	(215)	Cost of Goods Sold	(343)	—
	$(161)		$1,247	$—

	Six Months Ended December 27, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$60	Net Sales	$(600)	$—
Foreign currency contracts - sell	(331)	Net Sales	5,538	—
Foreign currency contracts - buy	(690)	Cost of Goods Sold	(294)	—
Commodity contracts	(340)	Cost of Goods Sold	(392)	—
	$(1,301)		$4,252	$—

	Six Months Ended December 28, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$261	Net Sales	$(625)	$—
Foreign currency contracts - sell	3,840	Net Sales	2,543	—
Foreign currency contracts - buy	(408)	Cost of Goods Sold	(246)	—
Commodity contracts	(187)	Cost of Goods Sold	(522)	—
	$3,506		$1,150	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

During the next twelve months, the estimated net amount of income on cash flow hedges as of December 27, 2015 expected to be reclassified out of AOCI into earnings is $0.1 million.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 27, 2015 and June 28, 2015 (in thousands):

		Fair Value Measurements Using
	December 27, 2015	Level 1	Level 2	Level 3
Assets:
Derivatives	$3,410	$—	$3,410	$—
Marketable Securities	$3,780	$3,780	$—	$—
Liabilities:
Derivatives	$3,350	$—	$3,350	$—
	June 28, 2015	Level 1	Level 2	Level 3
Assets:
Derivatives	$4,693	$—	$4,693	$—
Marketable Securities	$—	$—	$—	$—
Liabilities:
Derivatives	$2,745	$—	$2,745	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 16) at December 27, 2015 and June 28, 2015 was $245.3 million and $248.3 million, respectively, compared to the carrying value of $225.0 million on each date. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 16) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at December 27, 2015 and June 28, 2015 due to the short-term nature of these instruments.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

	Six Months Ended
	December 27, 2015	December 28, 2014
Beginning Balance	$48,006	$44,744
Payments	(15,301)	(15,201)
Provision for Current Year Warranties	12,161	13,235
Changes in Estimates	(45)	(39)
Ending Balance	$44,821	$42,739

13. Income Taxes
The effective tax rates for the second quarter and first six months of fiscal 2016 were 22.2% and 45.4%, compared to 33.7% and 45.8% for the respective periods last year. The tax rates for the second quarter and first six months of fiscal 2016 and 2015 were primarily impacted by the re-enactment of the U.S. research and development tax credit and losses incurred at certain foreign subsidiaries for which the Company has not recorded benefits. In addition, the tax rate for the second quarter of fiscal 2016 was impacted by foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate.

For the six months ended December 27, 2015, the Company's unrecognized tax benefits increased by $0.8 million, all of which impacted the current effective tax rate.

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
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery has concluded. Both parties moved for summary judgment, which was fully briefed on December 23, 2014. The court denied both sides’ motions on September 3, 2015, concluding that factual issues were present which preclude summary judgment and should be determined by the jury at trial.  The Company filed a motion requesting permission to appeal the court’s decision on an interlocutory basis. The plaintiffs also moved the court to clarify its decision. Upon the request of all parties, the court stayed any further decisions in the matter pending mediation in mid-December 2015. The mediation led to an agreement in principle to

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

settle this case for an aggregate payment of $3.95 million covering both claimed benefits and plaintiffs’ attorneys fees, which will result in a contribution of $1.975 million from the Company and $1.975 million from a third party insurance provider. The parties are in the process of negotiating the Stipulation of Settlement that must be filed with and approved by the Court prior to becoming effective. As a result of the agreement in principle, the Company has recorded a total charge of $1.975 million as Engineering, Selling, General and Administrative Expense on the Condensed Consolidated Statements of Operations in the second quarter of fiscal 2016.
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
The trial began on September 8, 2015, and on September 18, 2015, the jury returned its verdict, finding that BSPPG’s current mower deck designs do not infringe the Exmark patent. As to the older designs, the jury awarded Exmark $24.3 million in damages and found that the infringement was willful, which would allow the judge to enhance the jury’s damages award post-trial by up to three times. Also on September 18, 2015, the U.S. Court of Appeals for the Federal Circuit issued its decision in an unrelated case, SCA Hygiene Products Aktiebolag SCA Personal Care, Inc. v. First Quality Baby Products, LLC, et al. (Case No. 2013-1564) (“SCA”), confirming the availability of laches as a defense to patent infringement claims. Laches is an equitable doctrine that may bar a patent owner from obtaining damages prior to commencing suit, in circumstances in which the owner knows or should have known its patent was being infringed for more than six years. Although the court in the Exmark case ruled before trial that BSPPG could not rely on the defense of laches, as a result of the subsequent SCA decision, the court held a bench trial on that defense on October 21 and 22, 2015.
The parties submitted post-trial motions and briefing related to: damages; willfulness; laches; attorney fees; enhanced damages; and prejudgment/post-judgment interest and costs.  All post-trial motions and briefing were completed on December 18, 2015.  The parties are awaiting the court’s rulings.

BSPPG and the Company strongly disagree with the jury verdict and certain rulings made in connection with the jury trial, and BSPPG is vigorously pursuing its rights through post-trial motions and will continue to do so, if necessary, on appeal. In assessing whether the Company should accrue a liability in its financial statements as a result of the jury verdict, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the current status of the proceedings, applicable law (including without limitation the precedence of the SCA decision), the views of legal counsel, and the likelihood of successful post-trial motions and appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of December 27, 2015.

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

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
NET SALES:
Engines	$262,007	$271,704	$412,090	$424,820
Products	172,497	199,050	335,038	365,178
Inter-Segment Eliminations	(21,125)	(26,467)	(44,291)	(53,082)
Total*	$413,379	$444,287	$702,837	$736,916
* International sales included in net sales based on product shipment destination	$152,676	$168,994	$244,216	$275,048
GROSS PROFIT:
Engines	$65,635	$62,896	$89,411	$90,696
Products	26,744	25,213	53,888	44,597
Inter-Segment Eliminations	(683)	(241)	(1,891)	(104)
Total	$91,696	$87,868	$141,408	$135,189
SEGMENT INCOME (LOSS):
Engines	$20,782	$18,894	$28	$5,040
Products	417	(3,884)	479	(11,997)
Inter-Segment Eliminations	(683)	(241)	(1,891)	(104)
Total	$20,516	$14,769	$(1,384)	$(7,061)

Reconciliation from Segment Income (Loss) to Income (Loss) Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	1,751	1,454	3,187	3,341
Income (Loss) from Operations	$18,765	$13,315	$(4,571)	$(10,402)
INTEREST EXPENSE	(5,013)	(4,890)	(9,549)	(9,408)
OTHER INCOME, Net	2,383	2,052	3,838	4,425
Income (Loss) Before Income Taxes	16,135	10,477	(10,282)	(15,385)
PROVISION (CREDIT) FOR INCOME TAXES	3,575	3,534	(4,671)	(7,049)
Net Income (Loss)	$12,560	$6,943	$(5,611)	$(8,336)

Pre-tax restructuring charges and acquisition-related charges included in gross profit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Engines	$—	$—	$464	$—
Products	2,647	6,846	4,892	14,864
Total	$2,647	$6,846	$5,356	$14,864

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges, acquisition-related charges, and litigation charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 27, 2015	December 28, 2014	December 27, 2015	December 28, 2014
Engines	$1,975	$—	$4,179	$—
Products	3,019	7,610	5,314	16,761
Total	$4,994	$7,610	$9,493	$16,761
16. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	December 27, 2015	June 28, 2015
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	93,243	—
	$318,243	$225,000

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of December 27, 2015, $93.2 million was outstanding under the Revolver. There were no borrowings under the Revolver as of June 28, 2015.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

17. Separate Financial Information of Subsidiary Guarantor of Indebtedness

Under the terms of the Company’s Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, was the sole joint and several guarantor of the Domestic Indebtedness (the “Guarantor”) as of December 27, 2015 and June 28, 2015. The Guarantor provides a full and unconditional guarantee of the Domestic Indebtedness, except for certain customary limitations. These customary limitations, which are described in detail in the First Supplemental Indenture (Indenture) dated December 20, 2010, include (i) the sale of the guarantor or substantially all of the guarantor’s assets, (ii) the designation of the guarantor as an unrestricted subsidiary for covenant purposes, (iii) the guarantor ceasing to guarantee certain other indebtedness, if the guarantor is also not a significant subsidiary within the meaning of Article 1, Rule 1-02 of Regulation S-X, and (iv) achieving the Indenture’s requirements for legal defeasance, covenant defeasance or discharge. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	December 27, 2015 Carrying Amount	Maximum Guarantee
Senior Notes	$225,000	$225,000
Multicurrency Credit Agreement	$93,243	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor Subsidiary and its Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of December 27, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$12,459	$3,490	$44,418	$—	$60,367
Accounts Receivable, Net	104,268	38,900	38,958	—	182,126
Intercompany Accounts Receivable	28,050	7,721	40,545	(76,316)	—
Inventories, Net	266,925	144,286	94,111	—	505,322
Deferred Income Tax Asset	31,157	12,417	2,561	—	46,135
Prepaid Expenses and Other Current Assets	30,156	5,237	6,757	—	42,150
Total Current Assets	$473,015	$212,051	$227,350	$(76,316)	$836,100
OTHER ASSETS:
Goodwill	$128,300	$—	$39,732	$—	$168,032
Investments	34,538	—	—	—	34,538
Investments in Subsidiaries	489,624	—	—	(489,624)	—
Intercompany Note Receivable	37,594	103,243	46,521	(187,358)	—
Debt Issuance Costs	3,250	—	—	—	3,250
Other Intangible Assets, Net	—	54,105	52,287	—	106,392
Long-Term Deferred Income Tax Asset	48,637	—	394	(32,710)	16,321
Other Long-Term Assets, Net	10,144	4,539	1,136	—	15,819
Total Other Assets	$752,087	$161,887	$140,070	$(709,692)	$344,352
PLANT AND EQUIPMENT, NET	260,238	24,094	27,267	—	311,599
TOTAL ASSETS	$1,485,340	$398,032	$394,687	$(786,008)	$1,492,051

CURRENT LIABILITIES:
Accounts Payable	$123,707	$39,213	$26,704	$—	$189,624
Intercompany Accounts Payable	30,362	8,614	37,340	(76,316)	—
Short-Term Debt	93,243	—	—	—	93,243
Accrued Liabilities	76,589	39,295	24,143	—	140,027
Total Current Liabilities	$323,901	$87,122	$88,187	$(76,316)	$422,894
OTHER LIABILITIES:
Accrued Pension Cost	$198,725	$371	$501	$—	$199,597
Accrued Employee Benefits	22,970	—	—	—	22,970
Accrued Postretirement Health Care Obligation	28,035	14,954	—	—	42,989
Intercompany Note Payable	117,157	—	70,201	(187,358)	—
Deferred Income Tax Liabilities	—	16,211	16,653	(32,710)	154
Other Long-Term Liabilities	38,755	7,176	1,719	—	47,650
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$630,642	$38,712	$89,074	$(220,068)	$538,360
TOTAL SHAREHOLDERS’ INVESTMENT	530,797	272,198	217,426	(489,624)	530,797
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,485,340	$398,032	$394,687	$(786,008)	$1,492,051

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of June 28, 2015

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$45,395	$17,237	$55,758	$—	$118,390
Accounts Receivable, Net	99,852	72,859	43,130	—	215,841
Intercompany Accounts Receivable	21,697	8,060	40,772	(70,529)	—
Inventories, Net	161,343	125,698	91,647	—	378,688
Deferred Income Tax Asset	30,692	13,187	1,992	—	45,871
Prepaid Expenses and Other Current Assets	23,580	19,916	7,031	(14,074)	36,453
Total Current Assets	$382,559	$256,957	$240,330	$(84,603)	$795,243
OTHER ASSETS:
Goodwill	$128,300	$—	$37,222	$—	$165,522
Investments	30,779	—	—	—	30,779
Investments in Subsidiaries	537,799	—	—	(537,799)	—
Intercompany Note Receivable	36,448	89,186	26,722	(152,356)	—
Debt Issuance Costs	3,714	—	—	—	3,714
Other Intangible Assets, Net	—	54,706	56,574	—	111,280
Long-Term Deferred Income Tax Asset	54,622	—	133	(32,303)	22,452
Other Long-Term Assets, Net	8,800	4,999	1,335	—	15,134
Total Other Assets	$800,462	$148,891	$121,986	$(722,458)	$348,881
PLANT AND EQUIPMENT, NET	260,843	24,314	29,681	—	314,838
TOTAL ASSETS	$1,443,864	$430,162	$391,997	$(807,061)	$1,458,962

CURRENT LIABILITIES:
Accounts Payable	$116,972	$38,672	$27,032	$—	$182,676
Intercompany Accounts Payable	33,898	6,945	29,686	(70,529)	—
Accrued Liabilities	90,168	51,851	24,495	(14,074)	152,440
Total Current Liabilities	$241,038	$97,468	$81,213	$(84,603)	$335,116
OTHER LIABILITIES:
Accrued Pension Cost	$207,745	$367	$511	$—	$208,623
Accrued Employee Benefits	23,298	—	—	—	23,298
Accrued Postretirement Health Care Obligation	32,405	15,140	—	—	47,545
Intercompany Note Payable	104,676	—	47,680	(152,356)	—
Deferred Income Tax Liabilities	—	15,483	17,043	(32,303)	223
Other Long-Term Liabilities	35,452	8,511	944	—	44,907
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$628,576	$39,501	$66,178	$(184,659)	$549,596
TOTAL SHAREHOLDERS’ INVESTMENT	574,250	293,193	244,606	(537,799)	574,250
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,443,864	$430,162	$391,997	$(807,061)	$1,458,962

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 27, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$250,214	$124,581	$84,833	$(46,249)	$413,379
Cost of Goods Sold	193,212	107,082	64,991	(46,249)	319,036
Restructuring Charges	—	2,647	—	—	2,647
Gross Profit	57,002	14,852	19,842	—	91,696
Engineering, Selling, General and Administrative Expenses	42,628	16,908	13,023	—	72,559
Restructuring Charges	—	372	—	—	372
Equity in Loss from Subsidiaries	(4,562)	—	—	4,562	—
Income (Loss) from Operations	18,936	(2,428)	6,819	(4,562)	18,765
Interest Expense	(4,975)	(35)	(3)	—	(5,013)
Other Income, Net	1,479	409	495	—	2,383
Income (Loss) before Income Taxes	15,440	(2,054)	7,311	(4,562)	16,135
Provision (Credit) for Income Taxes	2,880	(731)	1,426	—	3,575
Net Income (Loss)	$12,560	$(1,323)	$5,885	$(4,562)	$12,560
Comprehensive Income (Loss)	$14,623	$(6,360)	$3,390	$2,970	$14,623
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$262,278	$131,030	$109,095	$(58,116)	$444,287
Cost of Goods Sold	205,012	117,706	84,971	(58,116)	349,573
Restructuring Charges	—	6,846	—	—	6,846
Gross Profit	57,266	6,478	24,124	—	87,868
Engineering, Selling, General and Administrative Expenses	40,433	18,087	15,450	—	73,970
Restructuring Charges	—	583	—	—	583
Equity in Loss from Subsidiaries	1,283	—	—	(1,283)	—
Income (Loss) from Operations	15,550	(12,192)	8,674	1,283	13,315
Interest Expense	(4,855)	(35)	—	—	(4,890)
Other Income, Net	1,389	315	348	—	2,052
Income (Loss) before Income Taxes	12,084	(11,912)	9,022	1,283	10,477
Provision (Credit) for Income Taxes	5,141	(4,498)	2,891	—	3,534
Net Income (Loss)	$6,943	$(7,414)	$6,131	$1,283	$6,943
Comprehensive Income (Loss)	$(2,034)	$(7,624)	$437	$7,187	$(2,034)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended December 27, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$399,714	$231,088	$167,325	$(95,290)	$702,837
Cost of Goods Sold	321,813	200,568	129,232	(95,290)	556,323
Restructuring Charges	—	4,642	464	—	5,106
Gross Profit	77,901	25,878	37,629	—	141,408
Engineering, Selling, General and Administrative Expenses	80,432	33,862	30,399	—	144,693
Restructuring Charges	890	396	—	—	1,286
Equity in Loss from Subsidiaries	(867)	—	—	867	—
Income (Loss) from Operations	(2,554)	(8,380)	7,230	(867)	(4,571)
Interest Expense	(9,447)	(98)	(4)	—	(9,549)
Other Income, Net	2,182	1,199	457	—	3,838
Income (Loss) before Income Taxes	(9,819)	(7,279)	7,683	(867)	(10,282)
Provision (Credit) for Income Taxes	(4,208)	(2,629)	2,166	—	(4,671)
Net Income (Loss)	$(5,611)	$(4,650)	$5,517	$(867)	$(5,611)
Comprehensive Income (Loss)	$(14,179)	$(9,961)	$(3,116)	$13,077	$(14,179)
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Six Months Ended December 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$407,856	$247,968	$199,911	$(118,819)	$736,916
Cost of Goods Sold	328,968	221,737	156,149	(118,819)	588,035
Restructuring Charges	—	13,692	—	—	13,692
Gross Profit	78,888	12,539	43,762	—	135,189
Engineering, Selling, General and Administrative Expenses	77,300	35,744	31,009	—	144,053
Restructuring Charges	—	1,538	—	—	1,538
Equity in Loss from Subsidiaries	6,004	—	—	(6,004)	—
Income (Loss) from Operations	(4,416)	(24,743)	12,753	6,004	(10,402)
Interest Expense	(9,301)	(106)	(1)	—	(9,408)
Other Income, Net	3,315	775	335	—	4,425
Income (Loss) before Income Taxes	(10,402)	(24,074)	13,087	6,004	(15,385)
Provision (Credit) for Income Taxes	(2,066)	(8,979)	3,996	—	(7,049)
Net Income (Loss)	$(8,336)	$(15,095)	$9,091	$6,004	$(8,336)
Comprehensive Income (Loss)	$(21,198)	$(15,031)	$(2,063)	$17,094	$(21,198)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended December 27, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(85,326)	$1,791	$6,433	$(21,533)	$(98,635)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(22,500)	(2,417)	(926)	—	(25,843)
Proceeds Received on Disposition of Plant and Equipment	18	955	24	—	997
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(2,174)	—	(2,174)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	5,294	—	—	(5,294)	—
Net Cash Used in Investing Activities	(17,188)	(1,462)	(3,076)	(5,294)	(27,020)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	93,243	(14,076)	8,782	5,294	93,243
Treasury Stock Purchases	(24,903)	—	—	—	(24,903)
Stock Option Exercise Proceeds and Tax Benefits	7,230	—	—	—	7,230
Cash Dividends Paid	(5,992)	—	—	—	(5,992)
Cash Investment in Subsidiary	—	—	(21,533)	21,533	—
Net Cash Provided by (Used in) Financing Activities	69,578	(14,076)	(12,751)	26,827	69,578
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,946)	—	(1,946)
Net Decrease in Cash and Cash Equivalents	(32,936)	(13,747)	(11,340)	—	(58,023)
Cash and Cash Equivalents, Beginning	45,395	17,237	55,758	—	118,390
Cash and Cash Equivalents, Ending	$12,459	$3,490	$44,418	$—	$60,367

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended December 28, 2014
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(138,405)	$22,575	$2,501	$(703)	$(114,032)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(16,344)	(2,739)	(4,206)	—	(23,289)
Proceeds Received on Disposition of Plant and Equipment	84	136	69	—	289
Cash Investment in Subsidiary	(4,650)	—	—	4,650	—
Cash Paid for Acquisition, Net of Cash Acquired	(62,056)	—	—	—	(62,056)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	29,860	—	—	(29,860)	—
Net Cash Used in Investing Activities	(53,106)	(2,603)	(4,137)	(25,210)	(85,056)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	87,000	(21,348)	(8,512)	29,860	87,000
Treasury Stock Purchases	(27,598)	—	—	—	(27,598)
Stock Option Exercise Proceeds and Tax Benefits	3,652	—	—	—	3,652
Cash Dividends Paid	(5,718)	—	—	—	(5,718)
Cash Investment in Subsidiary	—	—	3,947	(3,947)	—
Net Cash Provided by (Used in) Financing Activities	57,336	(21,348)	(4,565)	25,913	57,336
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,226)	—	(1,226)
Net Decrease in Cash and Cash Equivalents	(134,175)	(1,376)	(7,427)	—	(142,978)
Cash and Cash Equivalents, Beginning	138,926	2,680	53,062	—	194,668
Cash and Cash Equivalents, Ending	$4,751	$1,304	$45,635	$—	$51,690

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, certain litigation charges, and the reinstatement of a deferred tax asset for the three months ended fiscal December 2016 and 2015 (in thousands, except per share data):

	Three Months Ended Fiscal December
	2016 Reported	Adjustments(1)	2016 Adjusted (2)	2015 Reported	Adjustments(1)	2015 Adjusted(2)
Gross Profit:
Engines	$65,635	$—	$65,635	$62,896	$—	$62,896
Products	26,744	2,647	29,391	25,213	6,846	32,059
Inter-Segment Eliminations	(683)	—	(683)	(241)	—	(241)
Total	$91,696	$2,647	$94,343	$87,868	$6,846	$94,714

Engineering, Selling, General and Administrative Expenses:
Engines	$46,214	$1,975	$44,239	$45,161	$—	$45,161
Products	26,345	—	26,345	28,809	181	28,628
Total	$72,559	$1,975	$70,584	$73,970	$181	$73,789

Segment Income (Loss) (3):
Engines	$20,782	$1,975	$22,757	$18,894	$—	$18,894
Products	417	3,019	3,436	(3,884)	7,610	3,726
Inter-Segment Eliminations	(683)	—	(683)	(241)	—	(241)
Total	$20,516	$4,994	$25,510	$14,769	$7,610	$22,379

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	1,751	—	1,751	1,454	—	1,454
Income from Operations	$18,765	$4,994	$23,759	$13,315	$7,610	$20,925

Income Before Income Taxes	16,135	4,994	21,129	10,477	7,610	18,087
Provision for Income Taxes	3,575	2,417	5,992	3,534	2,664	6,198
Net Income	$12,560	$2,577	$15,137	$6,943	$4,946	$11,889

Earnings Per Share
Basic	$0.28	$0.06	$0.34	$0.15	$0.11	$0.26
Diluted	0.28	0.06	0.34	0.15	0.11	0.26
(1) For the second quarter of fiscal 2016, includes pre-tax restructuring charges of $3,019 ($1,962 after tax), pre-tax litigation charges of $1,975 ($1,284 after tax), and a tax benefit of $669 for reinstatement of a deferred tax asset related to an investment in marketable securities. For the second quarter of fiscal 2015, includes pre-tax restructuring charges of $7,429 ($4,829 after tax) and pre-tax acquisition-related charges of $181 ($117 after tax).
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, certain litigation charges, and reinstatement of deferred tax assets have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
(3) The Company defines segment income (loss) as income from operations plus equity in earnings of unconsolidated affiliates.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the second quarter of fiscal 2016 were $413 million, a decrease of $31 million or 7.0% from the second quarter of fiscal 2015. Net sales decreased during the quarter partially due to an unfavorable foreign currency impact, net of price increases, of $8.8 million, predominately related to the weakening of the Euro, Australian Dollar, and Brazilian Real. Excluding currency impacts, net sales decreased by $22 million. The decrease in net sales was primarily a result of lower sales of job site products, the timing of pressure washer shipments, and lower sales of standby generators as well as lower shipments in certain international regions. Partially offsetting this decrease were increased shipments of engines to customers in North America, higher sales of commercial lawn and garden products in North America, and sales from Billy Goat, which was acquired in May 2015.

Engines Segment net sales in the second quarter of fiscal 2016 decreased $10 million or 3.6% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales by approximately $2.1 million, largely due to the weakening of the Euro. Total engine volumes shipped in the quarter decreased by 0.8% or approximately 15,000 engines, mainly attributable to lower shipments into Europe and Asia as OEMs have delayed orders and are expected to produce closer to the season due to caution over the global economy, including the strength of the U.S. dollar. Shipments of small engines to North American customers increased in the quarter due to more normal pacing of walk mower production following the improved lawn and garden season. In fiscal 2015 walk mower production was delayed given elevated channel inventory coming out of the previous season.

Products Segment net sales in the second quarter of fiscal 2016 decreased $27 million or 13.3% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales by approximately $6.7 million, primarily related to the Australian Dollar and Brazilian Real. Excluding currency impacts, net sales decreased by $19.9 million, primarily from lower sales of job site products, pressure washers, standby generators and snow throwers. Partially offsetting this decrease were increased sales of high-end residential and commercial lawn and garden equipment through our North American dealer channel and the Billy Goat acquisition.

GROSS PROFIT

The consolidated gross profit percentage was 22.2% in the second quarter of fiscal 2016, an increase from 19.8% in the same period last year.

The Engines Segment gross profit percentage was 25.1% in the second quarter of fiscal 2016, an increase of 200 basis points from the 23.1% in the second quarter of fiscal 2015. Expanded margins on new products, manufacturing efficiency improvements and slightly lower material costs contributed to the higher gross profit percentage compared to the second quarter of fiscal 2015. Manufacturing volume was consistent year over year during the second quarter. The impact of unfavorable foreign currency was largely offset by price increases.

The Products Segment gross profit percentage, including restructuring charges, was 15.5% for the second quarter of fiscal 2016, up from 12.7% in the second quarter of fiscal 2015. The adjusted gross profit percentage of 17.0% in the second quarter of fiscal 2016 increased 90 basis points year over year. Adjusted gross margins improved due to manufacturing efficiencies, including $2.0 million of incremental savings realized from the previously announced restructuring actions. Partially offsetting the higher gross profit margins was lower manufacturing volume, which reduced adjusted gross profit margins by 80 basis points. Manufacturing throughput decreased 13% during the second quarter of fiscal 2016 as production had been elevated in the second quarter of last year to pre-build products to support the closure of the McDonough plant. Unfavorable foreign currency, net of offsetting price increases, negatively impacted gross profit percentage by 50 basis points, largely due to the weakening of the Australian Dollar and Brazilian Real.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $72.6 million in the second quarter of fiscal 2016, a decrease of $1.4 million or 1.9% from the second quarter of fiscal 2015.

The Engines Segment engineering, selling, general and administrative expenses were $46.2 million in the second quarter of fiscal 2016, compared to $45.2 million in the same period last year. Adjusted engineering, selling, general and administrative expenses for the second quarter of fiscal 2016 were $44.2 million, a decrease of $0.9 million

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

from the second quarter of fiscal 2015, largely due to the benefit of the movement in foreign currency rates, partially offset by higher costs related to pension expense.

The Products Segment engineering, selling, general and administrative expenses were $26.3 million for the second quarter of fiscal 2016, a decrease of $2.5 million from the second quarter of fiscal 2015. Adjusted engineering, selling, general and administrative expenses in the second quarter of fiscal 2016 were $26.3 million, a decrease of $2.3 million from the prior year primarily due to the benefit of the movement in foreign currency rates, partially offset by the Billy Goat acquisition.

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, certain litigation charges, and the reinstatement of a deferred tax asset for the six months ended fiscal December 2016 and 2015 (in thousands, except per share data):

	Six Months Ended Fiscal December
	2016 Reported	Adjustments(1)	2016 Adjusted (2)	2015 Reported	Adjustments(1)	2015 Adjusted(2)
Gross Profit:
Engines	$89,411	$464	$89,875	$90,696	$—	$90,696
Products	53,888	4,892	58,780	44,597	14,864	59,461
Inter-Segment Eliminations	(1,891)	—	(1,891)	(104)	—	(104)
Total	$141,408	$5,356	$146,764	$135,189	$14,864	$150,053

Engineering, Selling, General and Administrative Expenses:
Engines	$90,514	$2,825	$87,689	$88,267	$—	$88,267
Products	54,179	26	54,153	55,786	359	55,427
Total	$144,693	$2,851	$141,842	$144,053	$359	$143,694

Segment Income (Loss) (3):
Engines	$28	$4,179	$4,207	$5,040	$—	$5,040
Products	479	5,314	5,793	(11,997)	16,761	4,764
Inter-Segment Eliminations	(1,891)	—	(1,891)	(104)	—	(104)
Total	$(1,384)	$9,493	$8,109	$(7,061)	$16,761	$9,700

Reconciliation from Segment Income (Loss) to Income (Loss) Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	3,187	—	3,187	3,341	—	3,341
Income (Loss) from Operations	$(4,571)	$9,493	$4,922	$(10,402)	$16,761	$6,359

Income (Loss) Before Income Taxes	(10,282)	9,493	(789)	(15,385)	16,761	1,376
Provision (Credit) for Income Taxes	(4,671)	3,945	(726)	(7,049)	5,866	(1,183)
Net Income (Loss)	$(5,611)	$5,548	$(63)	$(8,336)	$10,895	$2,559

Earnings (Loss) Per Share
Basic	$(0.13)	$0.12	$(0.01)	$(0.19)	$0.24	$0.05
Diluted	(0.13)	0.12	(0.01)	(0.19)	0.24	0.05
(1) For the first six months of fiscal 2016, includes pre-tax restructuring charges of $6,392 ($4,201 after tax), pre-tax acquisition-related charges of $276 ($180 after tax), pre-tax litigation charges of $2,825 ($1,836 after tax), and a tax benefit of $669 for reinstatement of a deferred tax asset related to an investment in marketable securities. For the first six months of fiscal 2015, includes pre-tax restructuring charges of $15,230 ($9,900 after tax) and pre-tax acquisition-related charges of $1,531 ($995 after tax).

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, certain litigation charges, and reinstatement of deferred tax assets have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
(3) The Company defines segment income (loss) as income from operations plus equity in earnings of unconsolidated affiliates.

NET SALES

Consolidated net sales for the first six months of fiscal 2016 were $703 million, a decrease of $34.1 million or 4.6% from the first six months of fiscal 2015. Net sales decreased during the first six months of fiscal year 2016 partially due to an unfavorable foreign currency impact, net of price increases, of $17.6 million, predominately related to the weakening of the Euro, Australian Dollar, and Brazilian Real. The decrease in net sales was also due to lower sales of job site products, the timing of pressure washer shipments, and lower shipments to certain international regions. Partially offsetting this decrease were sales from Billy Goat, which was acquired in May 2015, higher shipments of small engines used on walk mowers, and increased sales of commercial lawn and garden products.

Engines Segment net sales for the first six months of fiscal 2016 decreased $13 million or 3.0% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales, largely due to the weakening of the Euro. Net sales also decreased due to lower shipments into Europe and Asia as OEMs have delayed orders and are expected to produce closer to the season due to caution over the global economy. Total engine volumes shipped in the first six months increased by 1.5% or approximately 40,000 engines, mainly attributable to higher shipments of small engines used on walk mowers due to improved lawn and garden markets in North America this past season and more normal pacing of walk mower production.

Products Segment net sales for the first six months of fiscal 2016 decreased $30 million or 8.3% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales by $10.7 million, primarily related to the Australian Dollar and Brazilian Real. Net sales also decreased due to lower sales of job site products, pressure washers, and standby generators. Partially offsetting this decrease were the results of the Billy Goat acquisition as well as increased sales of high-end residential and commercial lawn and garden equipment through our North American dealer channel.

GROSS PROFIT

The consolidated gross profit percentage was 20.1% in the first six months of fiscal 2016, an increase from 18.4% in the same period last year.

The Engines Segment gross profit percentage, including restructuring charges, was 21.7% in the first six months of fiscal 2016, higher than the 21.3% in the first six months of fiscal 2015. The adjusted gross profit percentage was 21.8% in the first six months of fiscal 2016, an increase of 50 basis points from the prior year. Expanded margins on new products, manufacturing efficiency improvements and slightly lower material costs contributed to the higher gross profit percentage compared to the first six months of fiscal 2015. Manufacturing volume was consistent year over year. Unfavorable foreign currency, net of offsetting price increases, also negatively impacted net sales, largely due to the weakening of the Euro.

The Products Segment gross profit percentage, including restructuring and acquisition-related charges, was 16.1% for the first six months of fiscal 2016, up from 12.2% in the first six months of fiscal 2015. The adjusted gross profit percentage of 17.5% in the first six months of fiscal 2016 increased 120 basis points year over year. Adjusted gross margins increased due to improved manufacturing efficiencies, including $4.1 million of incremental savings realized from the previously announced restructuring actions. Partially offsetting the higher gross profit margins was lower manufacturing volume. Manufacturing throughput decreased 13% during the first six months of fiscal 2016 as production had been elevated in the first six months of last year to pre-build products to support the closure of the McDonough plant.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $144.7 million in the first six months of fiscal 2016, an increase of $0.6 million or 0.4% from the first six months of fiscal 2015.

The Engines Segment engineering, selling, general and administrative expenses were $90.5 million in the first six months of fiscal 2016, compared to $88.3 million in the same period last year. Adjusted engineering, selling, general and administrative expenses for the first six months of fiscal 2016 were $87.7 million, a decrease of $0.6 million from the first six months of fiscal 2015, largely due to the benefit of the movement in foreign currency rates, partially offset by higher costs related to pension expense.

The Products Segment engineering, selling, general and administrative expenses were $54.2 million for the first six months of fiscal 2016, a decrease of $1.6 million from the first six months of fiscal 2015. Adjusted engineering, selling, general and administrative expenses in the first six months of fiscal 2016 were $54.2 million, a decrease of $1.3 million from the prior year due to the benefit of the movement in foreign currency rates, partially offset by the Billy Goat acquisition.

INTEREST EXPENSE

Interest expense for the second quarter and first six months of fiscal 2016 was higher by $0.1 million and $0.1 million, respectively, compared to the same periods a year ago due to higher average borrowings in fiscal 2016.

PROVISION FOR INCOME TAXES
The effective tax rates for the second quarter and first six months of fiscal 2016 were 22.2% and 45.4%, compared to 33.7% and 45.8% for the respective periods last year. The tax rates for the second quarter and first six months of fiscal 2016 and 2015 were primarily impacted by the re-enactment of the U.S. research and development tax credit and losses incurred at certain foreign subsidiaries for which the Company has not recorded benefits. In addition, the tax rate for the second quarter of fiscal 2016 was impacted by foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate.

RESTRUCTURING ACTIONS

During the second quarter of fiscal 2016, the Company made progress implementing the previously announced restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to reduce costs. Products Segment pre-tax restructuring costs for the second quarter and first six months of fiscal 2016 were $3.0 million and $5.0 million, respectively. Pre-tax restructuring cost estimates for the Products Segment for fiscal 2016 are $6 million to $8 million. Incremental pre-tax savings related to the Products Segment restructuring actions during the second quarter of fiscal 2016 were $2.0 million. Incremental cost savings as a result of Products Segment restructuring actions are anticipated to be $5 million to $7 million in fiscal 2016. Engines Segment restructuring actions implemented and completed in the first quarter of fiscal 2016 resulted in pre-tax restructuring costs of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of fiscal 2016 were $98.6 million compared to $114.0 million in the first six months of fiscal 2015. The decrease in operating cash flows used was primarily related to changes in working capital, primarily lower inventory levels. Inventory levels were elevated last year in the second quarter to support the McDonough plant closure.

Cash flows used in investing activities were $27.0 million and $85.1 million during the first six months of fiscal 2016 and fiscal 2015, respectively. The $58.1 million decrease in cash used in investing activities was primarily related to $2.2 million of cash paid for acquisitions in the first six months of fiscal 2016 compared to $62.1 million of cash paid for the Allmand acquisition in the first six months of fiscal 2015, partially offset by a $2.6 million increase in additions to plant and equipment during the first six months of fiscal 2016 compared to the same period last year.

Cash flows provided by financing activities were $69.6 million during the first six months of fiscal 2016 as compared to $57.3 million during the first six months of fiscal 2015. The $12.3 million increase in cash provided by financing

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

activities was attributable to $93.2 million of borrowings on the Revolver in the first six months of fiscal 2016 compared to $87.0 million of borrowings in fiscal 2015, $3.6 million of higher stock option proceeds in the first six months of fiscal 2016 compared to fiscal 2015, and a $2.7 million decrease in treasury stock purchases in the first six months of fiscal 2016 compared to fiscal 2015.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On October 21, 2013, the Company entered into an amendment to its $500 million multicurrency credit agreement (the “Revolver”), which, among other things, extended the maturity of the Revolver to October 21, 2018. The initial maximum availability under the revolving credit facility is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of December 27, 2015, $93.2 million was outstanding under the Revolver.

In August 2015, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.125 per share to $0.135 per share on the Company's common stock, beginning with the dividend payable on September 30, 2015.

On August 13, 2014, the Board of Directors authorized up to $50 million in funds for use in the Company’s common share repurchase program. As of December 27, 2015, the total remaining authorization was approximately $15.4 million with an expiration date of June 30, 2016. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months ended December 27, 2015, the Company repurchased 1,343,968 shares on the open market at an average price of $18.53 per share.
During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors LLC (the venture) to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. In the first quarter of fiscal 2015, a second independent distributor joined the venture. During the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the venture acquired the assets of a third and fourth independent distributor, respectively. Subsequent to the second quarter of fiscal 2016, the Company contributed $19.1 million in cash as well as non-cash assets in exchange for receiving an additional ownership interest in the venture. As a result of the transaction, the Company's ownership percentage increased to 38%.

The Company expects capital expenditures to be approximately $65 million to $70 million in fiscal 2016. These anticipated expenditures reflect its plans to continue to invest in new products, manufacturing efficiencies and technology update projects.

During the first six months of fiscal 2016, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will not be required to make minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2019. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Revolver and the Senior Notes contain restrictive covenants. These covenants include restrictions on the Company’s ability to: pay dividends; repurchase shares; incur indebtedness; create liens; enter into sale and leaseback transactions; consolidate or merge with other entities; sell or lease all or substantially all of its assets; and dispose of assets or use proceeds from sales of its assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose a maximum leverage ratio. As of December 27, 2015, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2016.

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

The Company has contingent liabilities related to litigation and claims that arise in the normal course of business. The Company accrues for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. Liabilities are recorded based on management’s current judgments as to the probable and reasonably estimable outcome of the contingencies. To the extent that management’s future judgments related to the outcome of the contingencies differ from current expectations or as additional information becomes available, earnings could be impacted in the period such changes occur. See Note 14, “Commitments and Contingencies,” for a description of these matters.

NEW ACCOUNTING PRONOUNCEMENTS

A discussion of new accounting pronouncements is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "New Accounting Pronouncements" and is incorporated herein by reference.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for its products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions; the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; the ability to realize anticipated savings from restructuring actions; and other factors disclosed from time to time in its SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. The Company is not undertaking any obligation to update

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

any forward-looking statements or other statements it may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended December 27, 2015.

2016 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
September 28, 2015 to October 25, 2015	94,972	$19.77	94,972	$27,201,595
October 26, 2015 to November 22, 2015	255,214	18.00	255,214	22,607,743
November 23, 2015 to December 27, 2015	403,900	17.96	403,900	15,353,699
Total Second Quarter	754,086	$18.20	754,086	$15,353,699

(1)
On January 22, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program. On August 13, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an expiration date of June 30, 2016.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Summary of Director Compensation (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	February 2, 2016	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1	Summary of Director Compensation (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements