Form 10-Q
period 2016-03-27
BRIGGS & STRATTON CORP
filed 2016-05-03
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
COMMON STOCK, par value $0.01 per share	43,335,265 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 27, 2016	June 28, 2015
CURRENT ASSETS:
Cash and Cash Equivalents	$43,716	$118,390
Accounts Receivable, Net	279,127	215,841
Inventories -
Finished Products	287,585	266,726
Work in Process	124,446	101,285
Raw Materials	7,506	10,677
Total Inventories	419,537	378,688
Deferred Income Tax Asset	47,902	45,871
Prepaid Expenses and Other Current Assets	29,993	36,453
Total Current Assets	820,275	795,243
OTHER ASSETS:
Goodwill	160,998	165,522
Investments	56,715	30,779
Debt Issuance Costs	3,937	3,714
Other Intangible Assets, Net	106,544	111,280
Long-Term Deferred Income Tax Asset	14,393	22,452
Other Long-Term Assets, Net	13,113	15,134
Total Other Assets	355,700	348,881
PLANT AND EQUIPMENT:
Cost	1,038,994	1,035,326
Less - Accumulated Depreciation	724,611	720,488
Total Plant and Equipment, Net	314,383	314,838
TOTAL ASSETS	$1,490,358	$1,458,962

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 27, 2016	June 28, 2015
CURRENT LIABILITIES:
Accounts Payable	$212,372	$182,676
Short-Term Debt	32,443	—
Accrued Liabilities	155,965	152,440
Total Current Liabilities	400,780	335,116
OTHER LIABILITIES:
Accrued Pension Cost	194,542	208,623
Accrued Employee Benefits	22,778	23,298
Accrued Postretirement Health Care Obligation	41,165	47,545
Deferred Income Tax Liability	6	223
Other Long-Term Liabilities	52,299	44,907
Long-Term Debt	223,149	225,000
Total Other Liabilities	533,939	549,596
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	73,072	77,272
Retained Earnings	1,074,959	1,071,493
Accumulated Other Comprehensive Loss	(280,940)	(279,110)
Treasury Stock at cost, 14,535 and 13,480 shares, respectively	(312,031)	(295,984)
Total Shareholders’ Investment	555,639	574,250
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,490,358	$1,458,962

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
NET SALES	$603,750	$619,015	$1,306,587	$1,355,931
COST OF GOODS SOLD	476,075	492,847	1,032,398	1,080,883
RESTRUCTURING CHARGES	580	7,088	5,686	20,780
Gross Profit	127,095	119,080	268,503	254,268
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	75,288	72,714	219,980	216,767
RESTRUCTURING CHARGES	144	943	1,430	2,481
GOODWILL IMPAIRMENT	7,651	—	7,651	—
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	1,105	—	1,105	—
Income from Operations	45,117	45,423	40,547	35,020
INTEREST EXPENSE	(5,593)	(5,233)	(15,142)	(14,641)
OTHER INCOME, Net	511	2,323	4,348	6,749
Income Before Income Taxes	40,035	42,513	29,753	27,128
PROVISION FOR INCOME TAXES	13,212	8,592	8,541	1,542
NET INCOME	$26,823	$33,921	$21,212	$25,586

EARNINGS PER SHARE
Basic	$0.62	$0.75	$0.48	$0.56
Diluted	0.61	0.75	0.48	0.56

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,621	44,160	43,158	44,605
Diluted	42,889	44,241	43,377	44,656

DIVIDENDS PER SHARE	$0.135	$0.125	$0.405	$0.375

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net Income	$26,823	$33,921	$21,212	$25,586
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	5,661	(12,925)	(8,522)	(34,045)
Gain (Loss) on Derivative Instruments, Net of Tax	(1,022)	(173)	(2,323)	3,333
Pension & Postretirement Obligation, Net of Tax	2,278	2,377	6,831	7,129
Gain (Loss) on Marketable Securities, Net of Tax	(179)	—	2,184	—
Other Comprehensive Income (Loss)	6,738	(10,721)	(1,830)	(23,583)
Total Comprehensive Income	$33,561	$23,200	$19,382	$2,003

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 27, 2016	March 29, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$21,212	$25,586
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	40,579	39,302
Stock Compensation Expense	4,792	4,840
Goodwill Impairment	7,651	—
Loss on Disposition of Plant and Equipment	454	300
Provision for Deferred Income Taxes	3,656	914
Equity in Earnings of Unconsolidated Affiliates	(4,292)	(5,005)
Dividends Received from Unconsolidated Affiliates	5,039	4,381
Non-Cash Restructuring Charges	1,725	12,445
Change in Operating Assets and Liabilities:
Accounts Receivable	(64,488)	(88,898)
Inventories	(41,903)	(58,715)
Other Current Assets	1,429	5,917
Accounts Payable, Accrued Liabilities and Income Taxes	25,598	18,844
Other, Net	(6,808)	(12,046)
Net Cash Used in Operating Activities	(5,356)	(52,135)
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(41,092)	(44,157)
Proceeds Received on Disposition of Plant and Equipment	997	318
Cash Paid for Acquisition, Net of Cash Acquired	(3,074)	(59,855)
Cash Paid for Investment in Unconsolidated Affiliates	(19,100)	—
Other, Net	(750)	(250)
Net Cash Used in Investing Activities	(63,019)	(103,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	32,443	60,100
Repayments on Long-Term Debt	(1,851)	—
Debt Issuance Costs	(932)	—
Treasury Stock Purchases	(33,394)	(39,560)
Stock Option Exercise Proceeds and Tax Benefits	11,165	3,921
Cash Dividends Paid	(11,885)	(11,374)
Net Cash (Used in) Provided by Financing Activities	(4,454)	13,087
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,845)	(1,982)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(74,674)	(144,974)
CASH AND CASH EQUIVALENTS, Beginning	118,390	194,668
CASH AND CASH EQUIVALENTS, Ending	$43,716	$49,694

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
2. New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flows.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flows.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01). ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flows.

In November 2015, the FASB issued ASU No. 2015-07, Balance Sheet Classification of Deferred Taxes (Topic 740). Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently assessing the potential impact of this new accounting pronouncement on the Company's financial position and cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU No. 2015-03 amends the guidance within ASC Topic 835, Interest, to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. In August 2015, the FASB further clarified their views on debt costs incurred in connection with a line of credit arrangement by issuing ASU No. 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU No. 2015-15 amends the guidance within ASC Topic 835 to allow an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on the Company's financial position and cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is only permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the potential impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flows.
3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended March 27, 2016
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Marketable Securities	Total
Beginning Balance	$(33,300)	$(89)	$(256,652)	$2,363	$(287,678)
Other Comprehensive Income (Loss) Before Reclassification	5,661	(730)	—	(286)	4,645
Income Tax Benefit (Expense)	—	274	—	107	381
Net Other Comprehensive Income (Loss) Before Reclassifications	5,661	(456)	—	(179)	5,026
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(1,527)	—	—	(1,527)
Realized (Gains) Losses - Commodity Contracts (1)	—	364	—	—	364
Realized (Gains) Losses - Interest Rate Swaps (1)	—	257	—	—	257
Amortization of Prior Service Costs (Credits) (2)	—	—	(620)	—	(620)
Amortization of Actuarial Losses (2)	—	—	4,263	—	4,263
Total Reclassifications Before Tax	—	(906)	3,643	—	2,737
Income Tax Expense (Benefit)	—	340	(1,365)	—	(1,025)
Net Reclassifications	—	(566)	2,278	—	1,712
Other Comprehensive Income (Loss)	5,661	(1,022)	2,278	(179)	6,738
Ending Balance	$(27,639)	$(1,111)	$(254,374)	$2,184	$(280,940)
(1) Amounts reclassified to net income (loss) are included in net sales or cost of goods sold. See Note 11 for information related to derivative financial instruments.
(2) Amounts reclassified to net income (loss) are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 9 for information related to pension and postretirement benefit plans.

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
(1) Amounts reclassified to net income (loss) are included in net sales or cost of goods sold. See Note 11 for information related to derivative financial instruments.
(2) Amounts reclassified to net income (loss) are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 9 for information related to pension and postretirement benefit plans.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine Months Ended March 27, 2016
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Marketable Securities	Total
Beginning Balance	$(19,117)	$1,212	$(261,205)	$—	$(279,110)
Other Comprehensive Income (Loss) Before Reclassification	(8,522)	1,442	—	3,494	(3,586)
Income Tax Benefit (Expense)	—	(541)	—	(1,310)	(1,851)
Net Other Comprehensive Income (Loss) Before Reclassifications	(8,522)	901	—	2,184	(5,437)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(6,771)	—	—	(6,771)
Realized (Gains) Losses - Commodity Contracts (1)	—	756	—	—	756
Realized (Gains) Losses - Interest Rate Swaps (1)	—	857	—	—	857
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,859)	—	(1,859)
Amortization of Actuarial Losses (2)	—	—	12,788	—	12,788
Total Reclassifications Before Tax	—	(5,158)	10,929	—	5,771
Income Tax Expense (Benefit)	—	1,934	(4,098)	—	(2,164)
Net Reclassifications	—	(3,224)	6,831	—	3,607
Other Comprehensive Income (Loss)	(8,522)	(2,323)	6,831	2,184	(1,830)
Ending Balance	$(27,639)	$(1,111)	$(254,374)	$2,184	$(280,940)
(1) Amounts reclassified to net income (loss) are included in net sales or cost of goods sold. See Note 11 for information related to derivative financial instruments.
(2) Amounts reclassified to net income (loss) are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 9 for information related to pension and postretirement benefit plans.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine Months Ended March 29, 2015
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$13,053	$(1,084)	$(207,226)	$(195,257)
Other Comprehensive Income (Loss) Before Reclassification	(34,045)	10,629	—	(23,416)
Income Tax Benefit (Expense)	—	(4,039)	—	(4,039)
Net Other Comprehensive Income (Loss) Before Reclassifications	(34,045)	6,590	—	(27,455)
Reclassifications:				—
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(7,025)	—	(7,025)
Realized (Gains) Losses - Commodity Contracts (1)	—	841	—	841
Realized (Gains) Losses - Interest Rate Swaps (1)	—	931	—	931
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,933)	(1,933)
Amortization of Actuarial Losses (2)	—	—	13,432	13,432
Total Reclassifications Before Tax	—	(5,253)	11,499	6,246
Income Tax Expense (Benefit)	—	1,996	(4,370)	(2,374)
Net Reclassifications	—	(3,257)	7,129	3,872
Other Comprehensive Income (Loss)	(34,045)	3,333	7,129	(23,583)
Ending Balance	$(20,992)	$2,249	$(200,097)	$(218,840)
(1) Amounts reclassified to net income (loss) are included in net sales or cost of goods sold. See Note 11 for information related to derivative financial instruments.
(2) Amounts reclassified to net income (loss) are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 9 for information related to pension and postretirement benefit plans.

4. Acquisitions

On August 29, 2014, the Company acquired all of the outstanding shares of Allmand Bros., Inc. ("Allmand") of Holdrege, Nebraska for total cash consideration of $59.9 million, net of cash acquired. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Its products are used in a variety of industries, including construction, roadway, oil and gas, mining, and sporting and special events. Allmand's products are generally powered by diesel engines, and distributed through equipment rental companies, equipment dealers and distributors. Allmand sells its products and service parts in approximately 40 countries. During fiscal 2015, the Company recorded a purchase price allocation based on its estimates of fair value. The purchase price allocation resulted in the recognition of $15.6 million of goodwill, which was allocated to the Products Segment, and $24.1 million of intangible assets, including $15.7 million of customer relationships, $8.1 million of tradenames, and $0.3 million of other intangible assets.
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
5. Restructuring Actions
In fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to further reduce costs. The Company continues to focus on premium residential products to customers through its Snapper and Simplicity brands and commercial products through its Snapper Pro and Ferris brands. The Company closed its McDonough, Georgia location in the fourth quarter of fiscal 2015 and consolidated production into existing facilities. Production of pressure washers, riding mowers, and snow throwers has been moved to the Company's Wauwatosa, Wisconsin facility. At March 27, 2016, the Company had $3.5 million classified as assets held for sale, which is included in Prepaid Expenses and Other Current Assets within the Condensed Consolidated Balance Sheets, related to the McDonough location.
The Products Segment recorded pre-tax charges of $0.7 million and $5.8 million during the third quarter and first nine months of fiscal 2016, respectively. As of March 27, 2016, the Products Segment cumulative pre-tax restructuring costs associated with the restructuring actions announced in fiscal 2015 are $33.1 million. Total cumulative pre-tax restructuring cost estimates for the Product Segment restructuring actions are $33 million to $35 million.

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

The restructuring actions discussed above resulted in pre-tax charges of $0.7 million ($0.5 million after tax or $0.01 per diluted share) and $7.1 million ($4.7 million after tax or $0.11 per diluted share) for the third quarter and first nine months of fiscal 2016, respectively.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to Engines Segment restructuring activities for the nine month period ended March 27, 2016 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 28, 2015	$—	$—	$—
Provisions	1,354	—	1,354
Cash Expenditures	(750)	—	(750)
Other Adjustments	(182)	—	(182)
Reserve Balance at March 27, 2016	$422	$—	$422

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Condensed Consolidated Balance Sheets) attributable to Products Segment restructuring activities for the nine month period ended March 27, 2016 (in thousands):

	Termination Benefits	Other Costs	Total
Reserve Balance at June 28, 2015	$2,107	$—	$2,107
Provisions	—	5,762	5,762
Cash Expenditures	(1,932)	(4,219)	(6,151)
Other Adjustments (1)	—	(1,543)	(1,543)
Reserve Balance at March 27, 2016	$175	$—	$175
(1) Other adjustments includes $1.5 million of asset impairments.
6. Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is assigned to reporting units. The Engines reporting segment is a reporting unit. The Products reporting segment has three reporting units, which are Turf & Consumer, Standby, and Job Site.
The changes in the carrying amount of goodwill by reporting segment for the period ended March 27, 2016 are as follows (in thousands):

	Engines	Products	Total
Goodwill Balance at June 28, 2015	$138,281	$27,241	$165,522
Impairment Loss	—	(7,651)	(7,651)
Acquisitions	—	4,104	4,104
Effect of Translation	(638)	(339)	(977)
Goodwill Balance at March 27, 2016	$137,643	$23,355	$160,998
At March 27, 2016 and June 28, 2015, accumulated goodwill impairment losses, as recorded in the Products segment, were $131.4 million and $123.7 million, respectively.
Goodwill and other indefinite-lived intangibles assets are not amortized. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of the end of the fourth fiscal quarter, or more frequently if events or circumstances indicate that the assets may be impaired.
For the goodwill evaluation for certain reporting units, the Company generally first determines based on a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For other reporting units or if the Company's qualitative assessment conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will test goodwill using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the carrying values of each of the Company’s reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using an income approach. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company’s budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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
The Company determined that its forecasted cash flow estimates used in the goodwill assessment and other intangibles assessment for its Job Site reporting unit as of March 27, 2016 were adversely impacted by elevated channel inventories. The inventory channel for job site products, particularly portable light towers and portable heaters, was elevated due to the rapid and significant change in market demand following the reduction in North American oil production and was compounded by the recent mild winter.
The Company performed an interim goodwill impairment test on its Job Site reporting unit as of March 27, 2016. As a result of the test, the Company concluded that the carrying value of the Job Site reporting unit exceeded its fair value as of March 27, 2016. The Company recorded a non-cash goodwill impairment charge in the third quarter of fiscal 2016 of $7.7 million, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. The impairment charge is a non-cash expense that was recorded as a separate component of operating expenses. The goodwill impairment was not deductible for income tax purposes. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility.
The Company also performed the impairment test on its indefinite-lived intangible assets in its Job Site reporting unit as of March 27, 2016. Based on the results of the impairment test, no indefinite-lived intangible asset impairment charges were taken.
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
Definite-lived intangible assets consist primarily of customer relationships and patents. These definite-lived intangible assets are amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that an asset may be impaired. The Company performed the impairment test on its definite-lived intangible assets in its Job Site reporting unit as of March 27, 2016. Based on the results of the impairment test, no definite-lived intangible asset impairment charges were taken.
7. Earnings Per Share

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Net Income	$26,823	$33,921	$21,212	$25,586
Less: Allocation to Participating Securities	(579)	(893)	(402)	(626)
Net Income Available to Common Shareholders	$26,244	$33,028	$20,810	$24,960
Average Shares of Common Stock Outstanding	42,621	44,160	43,158	44,605
Diluted Average Shares Outstanding	42,889	44,241	43,377	44,656
Basic Earnings Per Share	$0.62	$0.75	$0.48	$0.56
Diluted Earnings Per Share	$0.61	$0.75	$0.48	$0.56

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Options to Purchase Shares of Common Stock (in thousands)	408	845	910	845
Weighted Average Exercise Price of Options Excluded	$20.82	$20.33	$20.31	$20.33

On August 13, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2016. As of March 27, 2016, the total remaining authorization was approximately $6.9 million. On April 21, 2016, the Board of Directors authorized up to an additional $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended March 27, 2016, the Company repurchased 1,841,078 shares on the open market at an average price of $18.14 per share, as compared to 2,039,399 shares purchased on the open market at an average price of $19.40 per share during the nine months ended March 29, 2015.

8. Investments

Investments represent the Company’s investments in unconsolidated affiliated companies and marketable securities.
During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC (the venture) to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. In the first quarter of fiscal 2015, a second independent distributor joined the venture and, as a result, the Company recorded an additional investment of $2.8 million. During the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the venture acquired the assets of a third and fourth independent distributor, respectively. During the third quarter of fiscal 2016, the Company contributed $19.1 million in cash as well as non-cash assets in exchange for receiving an additional ownership interest in the venture, which acquired the assets of the final independent distributor needed to achieve a national distribution network during the third quarter of fiscal 2016 as well. The Company uses the equity method to account for this investment and the earnings of the unconsolidated affiliate are allocated between the Engines and Products Segments. At March 27, 2016 and June 28, 2015, the Company's total investment in the venture was $31.6 million and $10.0 million, respectively, and its ownership percentage was 38.0% and 11.9%, respectively. The Company's equity method investments also include entities that are suppliers for the Engines Segment.
The Company concluded that its equity method investments are integral to its business. The equity method investments provide manufacturing and distribution functions, which are important parts of its operations. Beginning

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

with the third quarter of fiscal 2016, the Company is prospectively classifying its equity in earnings of unconsolidated affiliates as a separate line item within Income from Operations. For periods prior to the third quarter of fiscal 2016, equity in earnings from unconsolidated affiliates is classified in Other Income, Net.
The Company's investment in marketable securities relates to its ownership of common stock of a publicly-traded company. The Company classifies its investment as available-for-sale securities, and it is reported at fair value. Unrealized gains and losses, net of the related tax effects, are reported as a separate component of Accumulated Other Comprehensive Income (Loss). At June 28, 2015, the investment was not recorded. During the second quarter of fiscal 2016, the Company corrected its investment balance to report it at fair value. The correction, which primarily related to prior periods, was not material. At March 27, 2016, the available-for-sale securities had a cost basis and fair value of $0 and $3.5 million, respectively, and unrealized gains, net of tax, of $2.2 million.
9. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Components of Net Periodic Expense (Income):
Service Cost	$883	$858	$65	$74
Interest Cost on Projected Benefit Obligation	13,028	12,445	811	902
Expected Return on Plan Assets	(17,800)	(18,659)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(665)	(689)
Actuarial Loss	3,252	3,315	1,011	1,162
Net Periodic Expense (Income)	$(592)	$(1,996)	$1,222	$1,449

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Components of Net Periodic Expense (Income):
Service Cost	$2,649	$2,574	$196	$222
Interest Cost on Projected Benefit Obligation	39,083	37,336	2,432	2,706
Expected Return on Plan Assets	(53,401)	(55,978)	—	—
Amortization of:
Prior Service Cost (Credit)	135	135	(1,994)	(2,068)
Actuarial Loss	9,755	9,946	3,033	3,486
Net Periodic Expense (Income)	$(1,779)	$(5,987)	$3,667	$4,346

The Company expects to make benefit payments of $3.0 million attributable to its non-qualified pension plans during fiscal 2016. During the first nine months of fiscal 2016, the Company made payments of approximately $2.4 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $11.9 million for its other postretirement benefit plans during fiscal 2016. During the first nine months of fiscal 2016, the Company made payments of $10.6 million for its other postretirement benefit plans.

During the first nine months of fiscal 2016, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan in fiscal 2016 through fiscal 2018. The Company expects to make a contribution to the qualified pension plan in fiscal 2019. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

In the third quarter of fiscal 2016, the Company initiated a limited offer for former employees with vested benefits to elect to receive a lump sum payout of their benefit. This program would reduce the size and volatility of the pension plan while allowing former employees who accept the offer to control the investment of their retirement funds. The Company intends to complete this program during the fourth quarter of fiscal 2016. Depending on the number of former employees who participate, the Company could incur a pre-tax pension settlement charge in the fourth quarter of fiscal 2016 in the range of $15 million to $25 million.
10. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.6 million and $4.8 million for the three and nine months ended March 27, 2016, respectively. For the three and nine months ended March 29, 2015, stock based compensation expense was $1.5 million and $4.8 million, respectively.

11. Derivative Instruments & Hedging Activities

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

As of March 27, 2016 and June 28, 2015, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		March 27, 2016	June 28, 2015
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	95,000
Foreign Currency:
Australian Dollar	Sell	36,844	29,473
Brazilian Real	Sell	19,724	22,443
Canadian Dollar	Sell	4,185	9,326
Chinese Renminbi	Buy	216,525	259,350
Euro	Sell	55,380	62,740
Japanese Yen	Buy	665,000	711,000
Mexican Peso	Sell	9,500	—
Commodity:
Natural Gas (Therms)	Buy	12,857	11,324

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	March 27, 2016	June 28, 2015
Interest rate contracts
Other Long-Term Liabilities	$(1,090)	$(1,034)
Foreign currency contracts
Other Current Assets	1,009	4,417
Other Long-Term Assets	149	276
Accrued Liabilities	(1,816)	(1,041)
Other Long-Term Liabilities	(271)	(43)
Commodity contracts
Accrued Liabilities	(701)	(493)
Other Long-Term Liabilities	(179)	(134)
	$(2,899)	$1,948

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended March 27, 2016
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(100)	Net Sales	$(257)	$—
Foreign currency contracts - sell	(1,671)	Net Sales	1,520	—
Foreign currency contracts - buy	571	Cost of Goods Sold	7	—
Commodity contracts	178	Cost of Goods Sold	(364)	—
	$(1,022)		$906	$—

	Three Months Ended March 29, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(381)	Net Sales	$(306)	$—
Foreign currency contracts - sell	(120)	Net Sales	5,146	—
Foreign currency contracts - buy	357	Cost of Goods Sold	(418)	—
Commodity contracts	(29)	Cost of Goods Sold	(319)	—
	$(173)		$4,103	$—

	Nine Months Ended March 27, 2016
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(40)	Net Sales	$(857)	$—
Foreign currency contracts - sell	(2,002)	Net Sales	7,058	—
Foreign currency contracts - buy	(119)	Cost of Goods Sold	(287)	—
Commodity contracts	(162)	Cost of Goods Sold	(756)	—
	$(2,323)		$5,158	$—

	Nine Months Ended March 29, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(120)	Net Sales	$(931)	$—
Foreign currency contracts - sell	3,720	Net Sales	7,689	—
Foreign currency contracts - buy	(51)	Cost of Goods Sold	(664)	—
Commodity contracts	(216)	Cost of Goods Sold	(841)	—
	$3,333		$5,253	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

During the next twelve months, the estimated net amount of losses on cash flow hedges as of March 27, 2016 expected to be reclassified out of AOCI into earnings is $0.7 million.
12. Fair Value Measurements

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 27, 2016 and June 28, 2015 (in thousands):

		Fair Value Measurements Using
	March 27, 2016	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,158	$—	$1,158	$—
Marketable Securities	$3,494	$3,494	$—	$—
Liabilities:
Derivatives	$4,057	$—	$4,057	$—
	June 28, 2015	Level 1	Level 2	Level 3
Assets:
Derivatives	$4,693	$—	$4,693	$—
Marketable Securities	$—	$—	$—	$—
Liabilities:
Derivatives	$2,745	$—	$2,745	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 17) at March 27, 2016 and June 28, 2015 was $244.9 million and $248.3 million, respectively, compared to the carrying value of $223.1 million and 225.0 million, respectively. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 17) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at March 27, 2016 and June 28, 2015 due to the short-term nature of these instruments.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

13. Warranty

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

	Nine Months Ended
	March 27, 2016	March 29, 2015
Beginning Balance	$48,006	$44,744
Payments	(20,460)	(20,106)
Provision for Current Year Warranties	19,966	22,493
Changes in Estimates	(41)	(46)
Ending Balance	$47,471	$47,085

14. Income Taxes
The effective tax rates for the third quarter and first nine months of fiscal 2016 were 33.0% and 28.7%, compared to 20.2% and 5.7% for the respective periods last year. The tax rates for the third quarter and first nine months of fiscal 2016 were impacted by non-deductible goodwill impairment. The tax rates for the third quarter and first nine months of fiscal 2016 and 2015 were driven by the U.S. research and development tax credit and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for the first nine months of 2015 was additionally impacted by the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit.

For the nine months ended March 27, 2016, the Company's unrecognized tax benefits increased by $1.0 million, all of which impacted the current effective tax rate.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis.  In the U.S., the Company is currently under audit for the fiscal years 2010 and 2013, and is no longer subject to U.S. federal income tax examinations before fiscal 2010.  The Company is also currently under audit by various state and foreign jurisdictions.  With respect to the Company's major foreign jurisdictions, they are no longer subject to tax examinations before fiscal 2005.
15. Commitments and Contingencies
The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint seeks an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class has been certified, and discovery has concluded. Both parties moved for summary judgment, which was fully briefed on December 23, 2014. The court denied both sides’ motions on September 3, 2015, concluding that factual issues were present which preclude summary judgment and should be determined by the jury at trial.  The Company filed a motion requesting permission to appeal the court’s decision on an interlocutory basis. The plaintiffs

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

also moved the court to clarify its decision. Upon the request of all parties, the court stayed any further decisions in the matter pending mediation in mid-December 2015. The mediation led to an agreement in principle to settle this case for an aggregate payment of $3.95 million covering both claimed benefits and plaintiffs’ attorneys fees, which will result in a contribution of $1.975 million from the Company and $1.975 million from a third party insurance provider. The parties filed a signed Stipulation of Settlement with the court on April 12, 2016, which will not become effective until it is approved by the court. The court has scheduled a hearing for a final determination on the fairness, reasonableness and adequacy of the terms and conditions of the settlement and on the fee petition of the plaintiffs' counsel for August 11, 2016. The Company previously recorded a total charge of $1.975 million as Engineering, Selling, General and Administrative Expense on the Condensed Consolidated Statements of Operations in the second quarter of fiscal 2016 related to this matter.
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
The trial began on September 8, 2015, and on September 18, 2015, the jury returned its verdict, finding that BSPPG’s current mower deck designs do not infringe the Exmark patent. As to the older designs, the jury awarded Exmark $24.3 million in damages and found that the infringement was willful, which would allow the judge to enhance the jury’s damages award post-trial by up to three times. Also on September 18, 2015, the U.S. Court of Appeals for the Federal Circuit issued its decision in an unrelated case, SCA Hygiene Products Aktiebolag SCA Personal Care, Inc. v. First Quality Baby Products, LLC, et al. (Case No. 2013-1564) (“SCA”), confirming the availability of laches as a defense to patent infringement claims. Laches is an equitable doctrine that may bar a patent owner from obtaining damages prior to commencing suit, in circumstances in which the owner knows or should have known its patent was being infringed for more than six years. Although the court in the Exmark case ruled before trial that BSPPG could not rely on the defense of laches, as a result of the subsequent SCA decision, the court held a bench trial on that defense on October 21 and 22, 2015. On May 2, 2016, the United States Supreme Court agreed to review the SCA decision.
The parties submitted post-trial motions and briefing related to: damages; willfulness; laches; attorney fees; enhanced damages; and prejudgment/post-judgment interest and costs.  All post-trial motions and briefing were completed on December 18, 2015.  The parties are awaiting the court’s rulings.

BSPPG and the Company strongly disagree with the jury verdict and certain rulings made in connection with the jury trial, and BSPPG is vigorously pursuing its rights through post-trial motions and will continue to do so, if necessary, on appeal. In assessing whether the Company should accrue a liability in its financial statements as a result of the jury verdict, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the current status of the proceedings, applicable law (including without limitation the precedence of the SCA decision), the views of legal counsel, and the likelihood of successful post-trial motions and appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of March 27, 2016.

Although it is not possible to predict with certainty the outcome of these and other unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

16. Segment Information

The Company aggregates operating segments that have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments. The Company concluded that it operates two reportable segments: Engines and Products.

The Company concluded that its equity method investments are integral to its business. Beginning with the third quarter of fiscal 2016, the Company is prospectively classifying its equity in earnings of unconsolidated affiliates as a separate line item within Income from Operations. For periods prior to the third quarter of fiscal 2016, equity in earnings from unconsolidated affiliates is classified in Other Income, Net. For all periods presented, equity in earnings from unconsolidated affiliates is included in segment income (loss).

The Company uses “segment income (loss)” as the primary measure to evaluate operating performance and allocate capital resources for the Engines and Products Segments. Prior to the third quarter of fiscal 2016, segment income (loss) is defined as income (loss) from operations plus equity in earnings of unconsolidated affiliates. Beginning with the third quarter of fiscal 2016, segment income (loss) is equal to operating income (loss).

Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
NET SALES:
Engines	$415,680	$432,248	$827,770	$857,067
Products	220,845	211,135	555,883	576,313
Inter-Segment Eliminations	(32,775)	(24,368)	(77,066)	(77,449)
Total*	$603,750	$619,015	$1,306,587	$1,355,931
* International sales included in net sales based on product shipment destination	$160,227	$190,083	$404,493	$465,130
GROSS PROFIT:
Engines	$99,371	$98,885	$188,783	$189,580
Products	27,527	19,908	81,414	64,505
Inter-Segment Eliminations	197	287	(1,694)	183
Total	$127,095	$119,080	$268,503	$254,268
SEGMENT INCOME (LOSS):
Engines	$52,166	$54,928	$52,195	$59,967
Products	(7,246)	(8,128)	(6,767)	(20,125)
Inter-Segment Eliminations	197	287	(1,694)	183
Total	$45,117	$47,087	$43,734	$40,025

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	1,664	3,187	5,005
Income from Operations	$45,117	$45,423	$40,547	$35,020
INTEREST EXPENSE	(5,593)	(5,233)	(15,142)	(14,641)
OTHER INCOME, Net	511	2,323	4,348	6,749
Income Before Income Taxes	40,035	42,513	29,753	27,128
PROVISION FOR INCOME TAXES	13,212	8,592	8,541	1,542
Net Income	$26,823	$33,921	$21,212	$25,586

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges and acquisition-related charges included in gross profit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Engines	$—	$—	$464	$—
Products	580	7,088	5,472	21,952
Total	$580	$7,088	$5,936	$21,952

Pre-tax restructuring charges, acquisition-related charges, litigation charges, and goodwill impairment charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 27, 2016	March 29, 2015	March 27, 2016	March 29, 2015
Engines	$—	$—	$4,179	$—
Products	8,375	8,141	13,689	24,902
Total	$8,375	$8,141	$17,868	$24,902
17. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	March 27, 2016	June 28, 2015
Senior Notes	$223,149	$225,000
Multicurrency Credit Agreement	32,443	—
	$255,592	$225,000

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the third quarter of fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the revolving credit facility is
$500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of March 27, 2016, $32.4 million was outstanding under the Revolver. There were no borrowings under the Revolver as of June 28, 2015.  In connection with the amendment to the Revolver, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, and consolidate and merge and dispose of assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio.

18. Separate Financial Information of Subsidiary Guarantor of Indebtedness

Under the terms of the Company’s Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, was the sole joint and several guarantor of the Domestic Indebtedness (the “Guarantor”) as of March 27, 2016 and June 28, 2015. The Guarantor provides a full and unconditional guarantee of the Domestic Indebtedness, except for certain customary

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

limitations. These customary limitations, which are described in detail in the First Supplemental Indenture (Indenture) dated December 20, 2010, include (i) the sale of the guarantor or substantially all of the guarantor’s assets, (ii) the designation of the guarantor as an unrestricted subsidiary for covenant purposes, (iii) the guarantor ceasing to guarantee certain other indebtedness, if the guarantor is also not a significant subsidiary within the meaning of Article 1, Rule 1-02 of Regulation S-X, and (iv) achieving the Indenture’s requirements for legal defeasance, covenant defeasance or discharge. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	March 27, 2016 Carrying Amount	Maximum Guarantee
Senior Notes	$223,149	$223,149
Multicurrency Credit Agreement	$32,443	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor Subsidiary and its Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of March 27, 2016
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$3,768	$1,183	$38,765	$—	$43,716
Accounts Receivable, Net	160,137	68,737	50,253	—	279,127
Intercompany Accounts Receivable	22,635	6,015	40,037	(68,687)	—
Inventories, Net	190,230	141,279	88,028	—	419,537
Deferred Income Tax Asset	31,959	13,351	2,592	—	47,902
Prepaid Expenses and Other Current Assets	18,593	5,084	6,316	—	29,993
Total Current Assets	$427,322	$235,649	$225,991	$(68,687)	$820,275
OTHER ASSETS:
Goodwill	$128,300	$—	$32,698	$—	$160,998
Investments	56,715	—	—	—	56,715
Investments in Subsidiaries	491,980	—	—	(491,980)	—
Intercompany Note Receivable	33,676	111,375	53,021	(198,072)	—
Debt Issuance Costs	3,937	—	—	—	3,937
Other Intangible Assets, Net	—	53,804	52,740	—	106,544
Long-Term Deferred Income Tax Asset	43,310	—	799	(29,716)	14,393
Other Long-Term Assets, Net	9,551	2,429	1,133	—	13,113
Total Other Assets	$767,469	$167,608	$140,391	$(719,768)	$355,700
PLANT AND EQUIPMENT, NET	263,601	23,941	26,841	—	314,383
TOTAL ASSETS	$1,458,392	$427,198	$393,223	$(788,455)	$1,490,358

CURRENT LIABILITIES:
Accounts Payable	$127,072	$59,189	$26,111	$—	$212,372
Intercompany Accounts Payable	32,153	5,563	30,971	(68,687)	—
Short-Term Debt	32,443	—	—	—	32,443
Accrued Liabilities	83,147	49,149	23,669	—	155,965
Total Current Liabilities	$274,815	$113,901	$80,751	$(68,687)	$400,780
OTHER LIABILITIES:
Accrued Pension Cost	$193,672	$358	$512	$—	$194,542
Accrued Employee Benefits	22,778	—	—	—	22,778
Accrued Postretirement Health Care Obligation	26,206	14,959	—	—	41,165
Intercompany Note Payable	122,638	—	75,434	(198,072)	—
Deferred Income Tax Liabilities	—	13,365	16,357	(29,716)	6
Other Long-Term Liabilities	39,495	11,730	1,074	—	52,299
Long-Term Debt	223,149	—	—	—	223,149
Total Other Liabilities	$627,938	$40,412	$93,377	$(227,788)	$533,939
TOTAL SHAREHOLDERS’ INVESTMENT	555,639	272,885	219,095	(491,980)	555,639
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,458,392	$427,198	$393,223	$(788,455)	$1,490,358

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of June 28, 2015

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$45,395	$17,237	$55,758	$—	$118,390
Accounts Receivable, Net	99,852	72,859	43,130	—	215,841
Intercompany Accounts Receivable	21,697	8,060	40,772	(70,529)	—
Inventories, Net	161,343	125,698	91,647	—	378,688
Deferred Income Tax Asset	30,692	13,187	1,992	—	45,871
Prepaid Expenses and Other Current Assets	23,580	19,916	7,031	(14,074)	36,453
Total Current Assets	$382,559	$256,957	$240,330	$(84,603)	$795,243
OTHER ASSETS:
Goodwill	$128,300	$—	$37,222	$—	$165,522
Investments	30,779	—	—	—	30,779
Investments in Subsidiaries	537,799	—	—	(537,799)	—
Intercompany Note Receivable	36,448	89,186	26,722	(152,356)	—
Debt Issuance Costs	3,714	—	—	—	3,714
Other Intangible Assets, Net	—	54,706	56,574	—	111,280
Long-Term Deferred Income Tax Asset	54,622	—	133	(32,303)	22,452
Other Long-Term Assets, Net	8,800	4,999	1,335	—	15,134
Total Other Assets	$800,462	$148,891	$121,986	$(722,458)	$348,881
PLANT AND EQUIPMENT, NET	260,843	24,314	29,681	—	314,838
TOTAL ASSETS	$1,443,864	$430,162	$391,997	$(807,061)	$1,458,962

CURRENT LIABILITIES:
Accounts Payable	$116,972	$38,672	$27,032	$—	$182,676
Intercompany Accounts Payable	33,898	6,945	29,686	(70,529)	—
Accrued Liabilities	90,168	51,851	24,495	(14,074)	152,440
Total Current Liabilities	$241,038	$97,468	$81,213	$(84,603)	$335,116
OTHER LIABILITIES:
Accrued Pension Cost	$207,745	$367	$511	$—	$208,623
Accrued Employee Benefits	23,298	—	—	—	23,298
Accrued Postretirement Health Care Obligation	32,405	15,140	—	—	47,545
Intercompany Note Payable	104,676	—	47,680	(152,356)	—
Deferred Income Tax Liabilities	—	15,483	17,043	(32,303)	223
Other Long-Term Liabilities	35,452	8,511	944	—	44,907
Long-Term Debt	225,000	—	—	—	225,000
Total Other Liabilities	$628,576	$39,501	$66,178	$(184,659)	$549,596
TOTAL SHAREHOLDERS’ INVESTMENT	574,250	293,193	244,606	(537,799)	574,250
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,443,864	$430,162	$391,997	$(807,061)	$1,458,962

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 27, 2016
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$394,555	$180,035	$79,969	$(50,809)	$603,750
Cost of Goods Sold	306,243	159,877	60,764	(50,809)	476,075
Restructuring Charges	—	580	—	—	580
Gross Profit	88,312	19,578	19,205	—	127,095
Engineering, Selling, General and Administrative Expenses	44,929	11,274	19,085	—	75,288
Restructuring Charges	—	144	—	—	144
Goodwill Impairment	—	7,651	—	—	7,651
Equity in Earnings of Unconsolidated Affiliates	554	551	—	—	1,105
Equity in Earnings from Subsidiaries	986	—	—	(986)	—
Income from Operations	44,923	1,060	120	(986)	45,117
Interest Expense	(5,477)	(114)	(2)	—	(5,593)
Other Income (Loss), Net	(195)	6	700	—	511
Income before Income Taxes	39,251	952	818	(986)	40,035
Provision for Income Taxes	12,428	366	418	—	13,212
Net Income	$26,823	$586	$400	$(986)	$26,823
Comprehensive Income	$33,561	$349	$2,132	$(2,481)	$33,561
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended March 29, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$408,530	$165,804	$95,155	$(50,474)	$619,015
Cost of Goods Sold	321,429	150,392	71,500	(50,474)	492,847
Restructuring Charges	—	7,088	—	—	7,088
Gross Profit	87,101	8,324	23,655	—	119,080
Engineering, Selling, General and Administrative Expenses	43,252	19,504	9,958	—	72,714
Restructuring Charges	—	943	—	—	943
Equity in Earnings from Subsidiaries	5,072	—	—	(5,072)	—
Income (Loss) from Operations	48,921	(12,123)	13,697	(5,072)	45,423
Interest Expense	(5,159)	(72)	(2)	—	(5,233)
Other Income, Net	1,375	293	655	—	2,323
Income (Loss) before Income Taxes	45,137	(11,902)	14,350	(5,072)	42,513
Provision (Credit) for Income Taxes	11,216	(4,448)	1,824	—	8,592
Net Income (Loss)	$33,921	$(7,454)	$12,526	$(5,072)	$33,921
Comprehensive Income (Loss)	$23,200	$(8,010)	$4,740	$3,270	$23,200

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended March 27, 2016
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$794,269	$411,123	$247,294	$(146,099)	$1,306,587
Cost of Goods Sold	628,055	360,446	189,996	(146,099)	1,032,398
Restructuring Charges	—	5,222	464	—	5,686
Gross Profit	166,214	45,455	56,834	—	268,503
Engineering, Selling, General and Administrative Expenses	125,363	45,133	49,484	—	219,980
Restructuring Charges	890	540	—	—	1,430
Goodwill Impairment	—	7,651	—	—	7,651
Equity in Earnings of Unconsolidated Affiliates	554	551	—	—	1,105
Equity in Earnings from Subsidiaries	1,853	—	—	(1,853)	—
Income (Loss) from Operations	42,368	(7,318)	7,350	(1,853)	40,547
Interest Expense	(14,923)	(213)	(6)	—	(15,142)
Other Income, Net	1,987	1,204	1,157	—	4,348
Income (Loss) before Income Taxes	29,432	(6,327)	8,501	(1,853)	29,753
Provision (Credit) for Income Taxes	8,220	(2,263)	2,584	—	8,541
Net Income (Loss)	$21,212	$(4,064)	$5,917	$(1,853)	$21,212
Comprehensive Income (Loss)	$19,382	$(4,354)	$(984)	$5,338	$19,382
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Nine Months Ended March 29, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$816,386	$413,772	$295,066	$(169,293)	$1,355,931
Cost of Goods Sold	650,398	372,129	227,649	(169,293)	1,080,883
Restructuring Charges	—	20,780	—	—	20,780
Gross Profit	165,988	20,863	67,417	—	254,268
Engineering, Selling, General and Administrative Expenses	120,553	55,248	40,966	—	216,767
Restructuring Charges	—	2,481	—	—	2,481
Equity in Earnings (Loss) from Subsidiaries	(930)	—	—	930	—
Income (Loss) from Operations	44,505	(36,866)	26,451	930	35,020
Interest Expense	(14,460)	(178)	(3)	—	(14,641)
Other Income, Net	4,690	1,069	990	—	6,749
Income (Loss) before Income Taxes	34,735	(35,975)	27,438	930	27,128
Provision (Credit) for Income Taxes	9,149	(13,426)	5,819	—	1,542
Net Income (Loss)	$25,586	$(22,549)	$21,619	$930	$25,586
Comprehensive Income (Loss)	$2,003	$(23,041)	$2,677	$20,364	$2,003

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended March 27, 2016
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$3,980	$8,420	$3,829	$(21,585)	$(5,356)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(36,672)	(3,229)	(1,191)	—	(41,092)
Proceeds Received on Disposition of Plant and Equipment	18	955	24	—	997
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(3,074)	—	(3,074)
Cash Paid for Investments in Unconsolidated Affiliates	(19,100)	—	—	—	(19,100)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	15,351	—	—	(15,351)	—
Other, Net	(750)	—	—	—	(750)
Net Cash Used in Investing Activities	(41,153)	(2,274)	(4,241)	(15,351)	(63,019)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	32,443	(22,200)	6,849	15,351	32,443
Repayments on Long-Term Debt	(1,851)	—	—	—	(1,851)
Debt Issuance Costs	(932)	—	—	—	(932)
Treasury Stock Purchases	(33,394)	—	—	—	(33,394)
Stock Option Exercise Proceeds and Tax Benefits	11,165	—	—	—	11,165
Cash Dividends Paid	(11,885)	—	—	—	(11,885)
Cash Investment in Subsidiary	—	—	(21,585)	21,585	—
Net Cash (Used in) Provided by Financing Activities	(4,454)	(22,200)	(14,736)	36,936	(4,454)
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,845)	—	(1,845)
Net Decrease in Cash and Cash Equivalents	(41,627)	(16,054)	(16,993)	—	(74,674)
Cash and Cash Equivalents, Beginning	45,395	17,237	55,758	—	118,390
Cash and Cash Equivalents, Ending	$3,768	$1,183	$38,765	$—	$43,716

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended March 29, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(44,164)	$(9,889)	$3,398	$(1,480)	$(52,135)
Cash Flows from Investing Activities:
Additions to Plant and Equipment	(34,008)	(4,680)	(5,469)	—	(44,157)
Proceeds Received on Disposition of Plant and Equipment	90	156	72	—	318
Cash Investment in Subsidiary	(6,880)	—	—	6,880	—
Cash Paid for Acquisition, Net of Cash Acquired	(59,855)	—	—	—	(59,855)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(1,000)	—	—	1,000	—
Other, Net	(250)	—	—	—	(250)
Net Cash (Used in) Provided by Investing Activities	(101,903)	(4,524)	(5,397)	7,880	(103,944)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	60,100	12,188	(11,188)	(1,000)	60,100
Treasury Stock Purchases	(39,560)	—	—	—	(39,560)
Stock Option Exercise Proceeds and Tax Benefits	3,921	—	—	—	3,921
Cash Dividends Paid	(11,374)	—	—	—	(11,374)
Cash Investment in Subsidiary	—	—	5,400	(5,400)	—
Net Cash Provided by (Used in) Financing Activities	13,087	12,188	(5,788)	(6,400)	13,087
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,982)	—	(1,982)
Net Decrease in Cash and Cash Equivalents	(132,980)	(2,225)	(9,769)	—	(144,974)
Cash and Cash Equivalents, Beginning	138,926	2,680	53,062	—	194,668
Cash and Cash Equivalents, Ending	$5,946	$455	$43,293	$—	$49,694

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, and goodwill impairment charges, for the three months ended fiscal March 2016 and 2015 (in thousands, except per share data):

	Three Months Ended Fiscal March
	2016 Reported	Adjustments(1)	2016 Adjusted(2)	2015 Reported	Adjustments(1)	2015 Adjusted(2)
Gross Profit:
Engines	$99,371	$—	$99,371	$98,885	$—	$98,885
Products	27,527	580	28,107	19,908	7,088	26,996
Inter-Segment Eliminations	197	—	197	287	—	287
Total	$127,095	$580	$127,675	$119,080	$7,088	$126,168

Engineering, Selling, General and Administrative Expenses:
Engines	$47,759	$—	$47,759	$45,345	$—	$45,345
Products	27,529	—	27,529	27,369	110	27,259
Total	$75,288	$—	$75,288	$72,714	$110	$72,604

Segment Income (Loss)(3):
Engines	$52,166	$—	$52,166	$54,928	$—	$54,928
Products	(7,246)	8,375	1,129	(8,128)	8,141	13
Inter-Segment Eliminations	197	—	197	287	—	287
Total	$45,117	$8,375	$53,492	$47,087	$8,141	$55,228

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	—	—	1,664	—	1,664
Income from Operations	$45,117	$8,375	$53,492	$45,423	$8,141	$53,564

Income Before Income Taxes	40,035	8,375	48,410	42,513	8,141	50,654
Provision for Income Taxes	13,212	254	13,466	8,592	2,849	11,441
Net Income	$26,823	$8,121	$34,944	$33,921	$5,292	$39,213

Earnings Per Share
Basic	$0.62	$0.18	$0.80	$0.75	$0.11	$0.86
Diluted	0.61	0.19	0.80	0.75	0.11	0.86
(1) For the third quarter of fiscal 2016, includes pre-tax restructuring charges of $724 ($470 after tax) and a goodwill impairment charge of $7,651 which is not deductible for income tax purposes. For the third quarter of fiscal 2015, includes pre-tax restructuring charges of $8,031 ($5,220 after tax) and pre-tax acquisition-related charges of $110 ($72 after tax).
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, and goodwill impairment charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
(3) For all periods presented, equity in earnings of unconsolidated affiliates is included in segment income (loss). Beginning with the third quarter of fiscal 2016, the Company classifies its equity in earnings of unconsolidated affiliates within income from operations. Prior to the third quarter of fiscal 2016, equity in earnings of unconsolidated affiliates is classified in other income.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the third quarter of fiscal 2016 were $604 million, a decrease of $15 million or 2.5% from the third quarter of fiscal 2015. Net sales decreased during the quarter partially due to an unfavorable foreign currency impact, net of price increases, of $6.5 million, predominately related to the weakening of the Euro, Australian Dollar, and Brazilian Real. Excluding currency impacts, net sales decreased by $9 million. The decrease in net sales was primarily a result of lower shipments in international regions, particularly Europe, Australia and Brazil, as well as lower sales of job site products. Partially offsetting this decrease were increased shipments of engines to customers in North America, higher sales of commercial lawn and garden products in North America, and sales from Billy Goat, which was acquired in May 2015.

Engines Segment net sales in the third quarter of fiscal 2016 decreased $17 million or 3.8% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales by approximately $3.4 million, largely due to the weakening of the Euro. Total engine volumes shipped in the quarter decreased by 3.8% or approximately 120,000 engines, mainly attributable to lower shipments into Europe and Asia as OEMs have ordered less due to caution over the global economy, including the strength of the U.S. dollar. Shipments of small engines to North American customers increased in the quarter due to more normal timing of pressure washer production as well as continued strength in walk mower engine shipments. In fiscal 2015 pressure washer production was accelerated earlier in the year to build inventory in advance of the McDonough closure.

Products Segment net sales in the third quarter of fiscal 2016 increased $10 million or 4.6% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales by approximately $3.2 million, primarily related to the Australian Dollar and Brazilian Real. Excluding currency impacts, net sales increased by $12.9 million, primarily from increased sales of high-end residential and commercial lawn and garden equipment through our North American dealer channel and the Billy Goat acquisition. Partially offsetting this increase were lower international sales, primarily in Australia, lower sales of job site products due to high channel inventories and lower sales related to our previously announced strategic decision to exit the sale of lower margin Snapper products.

GROSS PROFIT

The consolidated gross profit percentage was 21.1% in the third quarter of fiscal 2016, an increase from 19.2% in the same period last year.

The Engines Segment gross profit percentage was 23.9% in the third quarter of fiscal 2016, an increase of 100 basis points from the 22.9% in the third quarter of fiscal 2015. Expanded margins on new products, manufacturing efficiency improvements and lower material costs contributed to the higher gross profit percentage compared to the third quarter of fiscal 2015. Manufacturing volume was consistent year over year during the third quarter. Partially offsetting the higher gross profit percentage was a 40 basis point unfavorable impact from foreign currency, net of offsetting price increases.

The Products Segment gross profit percentage, including restructuring charges, was 12.5% for the third quarter of fiscal 2016, up from 9.4% in the third quarter of fiscal 2015. The adjusted gross profit percentage of 12.7% in the third quarter of fiscal 2016 decreased 10 basis points year over year. Adjusted gross margins decreased due to lower manufacturing volume related to job site products and standby generators. Unfavorable foreign currency, net of offsetting price increases, also negatively impacted gross profit percentage by 30 basis points. Partially offsetting the lower gross profit percentage was incremental savings of $2.0 million realized from the previously announced restructuring actions and a favorable sales mix, which improved adjusted gross margins by approximately 90 basis points and was driven by our focus on selling higher margin lawn and garden equipment and the results from last year’s Billy Goat acquisition.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $75.3 million in the third quarter of fiscal 2016, an increase of $2.6 million or 3.5% from the third quarter of fiscal 2015.

The Engines Segment engineering, selling, general and administrative expenses for the third quarter of fiscal 2016 increased $2.4 million compared to the third quarter of fiscal 2015 largely due to strategic initiatives and higher

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

costs related to pension expense, partially offset by the benefit of the movement in foreign currency rates.

The Products Segment engineering, selling, general and administrative expenses were $27.5 million for the third quarter of fiscal 2016, an increase of $0.2 million from the third quarter of fiscal 2015. Adjusted engineering, selling, general and administrative expenses in the third quarter of fiscal 2016 were $0.3 million higher than the same period last year, primarily due to the Billy Goat acquisition, partially offset by the benefit of the movement in foreign currency rates.

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, certain litigation charges, goodwill impairment charges, and the reinstatement of a deferred tax asset for the nine months ended fiscal March 2016 and 2015 (in thousands, except per share data):

	Nine Months Ended Fiscal March
	2016 Reported	Adjustments(1)	2016 Adjusted(2)	2015 Reported	Adjustments(1)	2015 Adjusted(2)
Gross Profit:
Engines	$188,783	$464	$189,247	$189,580	$—	$189,580
Products	81,414	5,472	86,886	64,505	21,952	86,457
Inter-Segment Eliminations	(1,694)	—	(1,694)	183	—	183
Total	$268,503	$5,936	$274,439	$254,268	$21,952	$276,220

Engineering, Selling, General and Administrative Expenses:
Engines	$138,273	$2,825	$135,448	$133,612	$—	$133,612
Products	81,707	26	81,681	83,155	469	82,686
Total	$219,980	$2,851	$217,129	$216,767	$469	$216,298

Segment Income (Loss) (3):
Engines	$52,195	$4,179	$56,374	$59,967	$—	$59,967
Products	(6,767)	13,689	6,922	(20,125)	24,902	4,777
Inter-Segment Eliminations	(1,694)	—	(1,694)	183	—	183
Total	$43,734	$17,868	$61,602	$40,025	$24,902	$64,927

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	3,187	—	3,187	5,005	—	5,005
Income from Operations	$40,547	$17,868	$58,415	$35,020	$24,902	$59,922

Income Before Income Taxes	29,753	17,868	47,621	27,128	24,902	52,030
Provision for Income Taxes	8,541	4,199	12,740	1,542	8,716	10,258
Net Income	$21,212	$13,669	$34,881	$25,586	$16,186	$41,772

Earnings Per Share
Basic	$0.48	$0.31	$0.79	$0.56	$0.35	$0.91
Diluted	0.48	0.31	0.79	0.56	0.35	0.91
(1) For the first nine months of fiscal 2016, includes pre-tax restructuring charges of $7,116 ($4,671 after tax), a goodwill impairment charge of $7,651 which is not deductible for income tax purposes, pre-tax acquisition-related charges of $276 ($180 after tax), pre-tax litigation charges of $2,825 ($1,836 after tax), and a tax benefit of $669 for reinstatement of a deferred tax asset related to an investment in marketable securities. For the first nine months of fiscal 2015, includes pre-tax restructuring charges of $23,261 ($15,120 after tax) and pre-tax acquisition-related charges of $1,641 ($1,066 after tax).

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, certain litigation charges, reinstatement of deferred tax assets, and goodwill impairment charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
(3) For all periods presented, equity in earnings of unconsolidated affiliates is included in segment income (loss). Beginning with the third quarter of fiscal 2016, the Company classifies its equity in earnings of unconsolidated affiliates within income from operations. Prior to the third quarter of fiscal 2016, equity in earnings of unconsolidated affiliates is classified in other income.

NET SALES

Consolidated net sales for the first nine months of fiscal 2016 were $1.31 billion, a decrease of $49 million or 3.6% from the first nine months of fiscal 2015. Net sales decreased during the first nine months of fiscal year 2016 partially due to an unfavorable foreign currency impact, net of price increases, of $21.4 million, predominately related to the weakening of the Euro, Australian Dollar, and Brazilian Real. Excluding currency impacts, net sales decreased by $27.9 million. The decrease in net sales was primarily from lower shipments to international regions, and an approximately $20 million decrease in sales of job site products due to higher channel inventory. Partially offsetting this decrease were higher shipments of small engines used on walk mowers to North American customers, increased sales of commercial lawn and garden products, and sales from Billy Goat.

Engines Segment net sales for the first nine months of fiscal 2016 decreased $29 million or 3.4% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales by approximately $8.8 million, largely due to the weakening of the Euro. Total engine volumes shipped in the first nine months of fiscal 2016 decreased by 1.4% or approximately 80,000 engines, mainly attributable to lower shipments into Europe and Asia as OEMs have ordered less due to caution over the global economy, including the strength of the U.S. dollar. Shipments of small engines to North American customers increased during the first nine months of fiscal 2016 mainly attributable to higher shipments of small engines used on walk mowers due to improved lawn and garden markets in North America this past season and more normal pacing of walk mower production.

Products Segment net sales for the first nine months of fiscal 2016 decreased $20 million or 3.5% from the prior year. Unfavorable foreign currency, net of offsetting price increases, negatively impacted net sales by $12.6 million, primarily related to the Australian Dollar and Brazilian Real. Net sales also decreased due to lower sales of job site products, lower sales of pressure washers, lower international sales, primarily in Australia and Europe, and lower sales related to our previously announced strategic decision to exit the sale of lower margin Snapper products. Partially offsetting this decrease were increased sales of high-end residential and commercial lawn and garden equipment through our North American dealer channel and sales from Billy Goat.

GROSS PROFIT

The consolidated gross profit percentage was 20.6% in the first nine months of fiscal 2016, an increase from 18.8% in the same period last year.

The Engines Segment gross profit percentage, including restructuring charges, was 22.8% in the first nine months of fiscal 2016, higher than the 22.1% in the first nine months of fiscal 2015. The adjusted gross profit percentage was 22.9% in the first nine months of fiscal 2016, an increase of 80 basis points from the prior year. Expanded margins on new products, manufacturing efficiency improvements and lower material costs contributed to the higher gross profit percentage compared to the first nine months of fiscal 2015. Manufacturing volume was slightly lower year over year. Unfavorable foreign currency, net of offsetting price increases, also negatively impacted gross profit percentage, largely due to the weakening of the Euro.

The Products Segment gross profit percentage, including restructuring and acquisition-related charges, was 14.6% for the first nine months of fiscal 2016, up from 11.2% in the first nine months of fiscal 2015. The adjusted gross profit percentage of 15.6% in the first nine months of fiscal 2016 increased 60 basis points year over year. Adjusted gross margins increased due to improved manufacturing efficiencies, including $6.1 million of incremental savings realized from the previously announced restructuring actions and a favorable sales mix, which was driven by our focus on selling higher margin lawn and garden equipment and the results from last year’s Billy Goat acquisition.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Partially offsetting the higher gross profit margins was lower manufacturing volume related to job site products and standby generators.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $220.0 million in the first nine months of fiscal 2016, an increase of $3.2 million or 1.5% from the first nine months of fiscal 2015.

The Engines Segment engineering, selling, general and administrative expenses were $138.3 million in the first nine months of fiscal 2016, compared to $133.6 million in the same period last year. Adjusted engineering, selling, general and administrative expenses for the first nine months of fiscal 2016 were $135.4 million, an increase of $1.8 million from the first nine months of fiscal 2015, largely due to strategic initiatives and higher costs related to pension expense, partially offset by the benefit of the movement in foreign currency rates.

The Products Segment engineering, selling, general and administrative expenses were $81.7 million for the first nine months of fiscal 2016, a decrease of $1.4 million from the first nine months of fiscal 2015. Adjusted engineering, selling, general and administrative expenses in the first nine months of fiscal 2016 were $81.7 million, a decrease of $1.0 million from the prior year due to the benefit of the movement in foreign currency rates, partially offset by the Billy Goat acquisition.

INTEREST EXPENSE

Interest expense for the third quarter and first nine months of fiscal 2016 increased by $0.4 million and $0.5 million, respectively, compared to the same periods a year ago due to higher average borrowings in fiscal 2016.

PROVISION FOR INCOME TAXES

The effective tax rates for the third quarter and first nine months of fiscal 2016 were 33.0% and 28.7% respectively, compared to 20.2% and 5.7% for the same respective periods last year. The tax rates for the third quarter and first nine months of fiscal 2016 were impacted by non-deductible goodwill impairment. The tax rates for the third quarter and first nine months of fiscal 2016 and 2015 were impacted by the U.S. research and development tax credit and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for the first nine months of 2015 was additionally impacted by the reversal of previously recorded reserves as a result of the effective settlement of the Company’s IRS audit.

RESTRUCTURING ACTIONS

During the third quarter of fiscal 2016, the Company continued implementing the previously announced restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products Segment manufacturing facilities in order to reduce costs. Products Segment pre-tax restructuring costs for the third quarter and first nine months of fiscal 2016 were $0.7 million and $5.8 million, respectively. Pre-tax restructuring cost estimates for the Products Segment for fiscal 2016 are $6 million to $8 million. Incremental pre-tax savings related to the Products Segment restructuring actions during the third quarter of fiscal 2016 were $2.0 million. Incremental cost savings as a result of Products Segment restructuring actions are anticipated to be $6 million to $7 million in fiscal 2016. Engines Segment restructuring actions implemented and completed in the first quarter of fiscal 2016 resulted in pre-tax restructuring costs of $1.4 million.

GOODWILL IMPAIRMENT

During the third quarter of 2016, the Company recognized a non-cash goodwill impairment charge of $7.7 million within its Job Site reporting unit. The Job Site reporting unit, which is included in the Products Segment, designs, manufactures, and sells portable light towers and heaters under the Allmand brand. The impairment charge is a non-cash expense that did not adversely affect the Company’s debt position, cash flow, liquidity, or compliance with financial covenants under its credit facilities. See Note 6 in Notes to Condensed Consolidated Financial Statements for additional information.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first nine months of fiscal 2016 were $5.4 million compared to $52.1 million in the first nine months of fiscal 2015. The improvement in operating cash flows used was primarily related to changes in working capital due to lower inventory levels and accounts receivable. Inventory levels were elevated last year in the third quarter to support the McDonough plant closure and the introduction of a new engine line.

Cash flows used in investing activities were $63.0 million and $103.9 million during the first nine months of fiscal 2016 and fiscal 2015, respectively. The $40.9 million decrease in cash used in investing activities was primarily related to $19.1 million of cash paid for an investment in Power Distributors, an unconsolidated affiliate, and $3.1 million of cash paid for acquisitions in the nine months of fiscal 2016, as compared to $59.9 million of cash paid for the Allmand acquisition in the first nine months of fiscal 2015.

Cash flows used in financing activities were $4.5 million during the first nine months of fiscal 2016 as compared to cash flows provided by financing activities of $13.1 million during the first nine months of fiscal 2015. The $17.5 million increase in cash used by financing activities was attributable to $32.4 million of borrowings under the Revolver in the first nine months of fiscal 2016 compared to $60.1 million of borrowings in fiscal 2015, partially offset by $7.2 million of higher stock option proceeds, and a $6.2 million decrease in treasury stock purchases in the first nine months of fiscal 2016 compared to fiscal 2015.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the third quarter of fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the revolving credit facility is
$500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of March 27, 2016, $32.4 million was outstanding under the Revolver. There were no borrowings under the Revolver as of June 28, 2015.  In connection with the amendment to the Revolver, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method.

In August 2015, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.125 per share to $0.135 per share on the Company's common stock, beginning with the dividend payable on September 30, 2015.

On August 13, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2016. As of March 27, 2016, the total remaining authorization was approximately $6.9 million. On April 21, 2016, the Board of Directors authorized up to an additional $50 million in funds for use in the common share repurchase program with an expiration date of June 29. 2018. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended March 27, 2016, the Company repurchased 1,841,078 shares on the open market at an average price of $18.14 per share.
During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC (the venture) to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. In the first quarter of fiscal 2015, a second independent distributor joined the venture. During the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the venture acquired the assets of a third and fourth independent distributor, respectively. During the third quarter of fiscal 2016, the Company contributed $19.1 million in cash as well as non-cash assets in exchange for receiving an additional ownership interest in the venture, which acquired the assets of the final independent distributor needed to achieve a national distribution network during the third quarter of fiscal 2016 as well. At March 27, 2016 and June 28, 2015,

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

the Company's total investment in the venture was $31.6 million and $10.0 million, respectively, and its ownership percentage was 38.0% and 11.9%, respectively.

The Company expects capital expenditures to be approximately $65 million to $70 million in fiscal 2016. These anticipated expenditures reflect its plans to continue to invest in new products, manufacturing efficiencies and technology update projects.

During the first nine months of fiscal 2016, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company estimates that it will not be required to make minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2018. The Company expects to make a contribution to the qualified pension plan in fiscal 2019. The Company may be required to make further contributions in future years depending upon the actual return on plan assets and the funded status of the plan in future periods.

In the third quarter of fiscal 2016, the Company initiated a limited offer for former employees with vested benefits to elect to receive a lump sum payout of their benefit. This program would reduce the size and volatility of the pension plan while allowing former employees who accept the offer to control the investment of their retirement funds. The Company intends to complete this program during the fourth quarter of fiscal 2016. Depending on the number of former employees who participate, the Company could incur a pre-tax pension settlement charge in the fourth quarter of fiscal 2016 in the range of $15 to 25 million.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, and consolidate and merge and dispose of assets. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of March 27, 2016, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2016.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 21, 2015 filing of the Company’s Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 21, 2015 filing of the Company’s Annual Report on Form 10-K, except that subsequent to the filing of the Company's Annual Report on Form 10-K, on March 25, 2016, the Company entered into an amended and restated Revolver, which, among other things, extended the maturity of the Revolver from October 21, 2018 to March 25, 2021. Additionally, based upon current regulations and actuarial studies, the Company expects it will be required to make no minimum contributions to the qualified pension plan in fiscal 2016 through fiscal 2018; however, the Company now expects to make a contribution to the qualified pension plan in fiscal 2019.

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

The Company has contingent liabilities related to litigation and claims that arise in the normal course of business. The Company accrues for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. Liabilities are recorded based on management’s current judgments as to the probable and reasonably estimable outcome of the contingencies. To the extent that management’s future judgments related to the outcome of the contingencies differ from current expectations or as additional information becomes available, earnings could be impacted in the period such changes occur. See Note 15, “Commitments and Contingencies,” for a description of these matters.

NEW ACCOUNTING PRONOUNCEMENTS

A discussion of new accounting pronouncements is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "New Accounting Pronouncements" and is incorporated herein by reference.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for its products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions; the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; the ability to realize anticipated savings from restructuring actions; and other factors disclosed from time to time in its SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. The Company is not undertaking any obligation to update any forward-looking statements or other statements it may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 27, 2016.

2016 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
December 28, 2015 to January 24, 2016	395,401	$16.72	395,401	$8,742,594
January 25, 2016 to February 21, 2016	101,709	18.50	101,709	6,860,978
February 22, 2016 to March 27, 2016	—	—	—	6,860,978
Total Third Quarter	497,110	$17.08	497,110	$6,860,978

(1)
On August 13, 2014, the Board of Directors authorized up to an additional $50 million in funds for use in the Company’s common share repurchase program with an expiration date of June 30, 2016. On April 21, 2016, the Board of Directors authorized up to an additional $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1	Amendment to Bylaws, as adopted on April 21, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated April 21, 2016 and incorporated herein by reference)

10.1
Amended and Restated Multicurrency Credit Agreement, dated as of March 25, 2016, among Briggs & Stratton Corporation, Briggs & Stratton AG, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent and BMO Harris Bank, N.A., Bank of America, N.A., Wells Fargo, National Association and PNC Bank, National Association, as documentation agents (Filed herewith)

10.2	Annual Incentive Plan, as amended (Filed herewith)

10.3	Second Amendment to Expatriate Agreement between William H. Reitman and Briggs & Stratton International, Inc., dated January 19, 2016 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	May 3, 2016	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amendment to Bylaws, as adopted on April 21, 2016 (Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, dated April 21, 2016 and incorporated herein by reference)

10.1
Amended and Restated Multicurrency Credit Agreement, dated as of March 25, 2016, among Briggs & Stratton Corporation, Briggs & Stratton AG, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent and BMO Harris Bank, N.A., Bank of America, N.A., Wells Fargo, National Association and PNC Bank, National Association, as documentation agents (Filed herewith)

10.2	Annual Incentive Plan, as amended (Filed herewith)

10.3	Second Amendment to Expatriate Agreement between William H. Reitman and Briggs & Stratton International, Inc., dated January 19, 2016 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements