Form 10-K
period 2016-07-03
BRIGGS & STRATTON CORP
filed 2016-08-30
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $705.2 million based on the last reported sale price of such securities as of December 24, 2015, the last business day of the most recently completed second fiscal quarter.
Number of Shares of Common Stock Outstanding at August 18, 2016: 43,111,917.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting to be held on October 26, 2016.

BRIGGS & STRATTON CORPORATION
FISCAL 2016 FORM 10-K
Cautionary Statement on Forward-Looking Statements
This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for its products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom we compete; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that we purchase; changes in domestic and foreign economic conditions (including effects from the U.K.’s decision to exit the European Union); the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; the ability to realize anticipated savings from restructuring actions; and other factors disclosed from time to time in its SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of this Annual Report on Form 10-K and in the Company's periodic reports on Form 10-Q. The Company is not undertaking any obligation to update forward-looking statements or other statements it may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or statements were made.

PART I

ITEM 1.	BUSINESS
Briggs & Stratton Corporation ("Briggs & Stratton" or the “Company”) is the world’s largest producer of gasoline engines for outdoor power equipment. Briggs & Stratton designs, manufactures, markets, sells and services these products for original equipment manufacturers (OEMs) worldwide. In addition, the Company markets and sells related service parts and accessories for its engines. Briggs & Stratton is recognized worldwide for its strong brand name and a reputation for quality, design, innovation and value.
The Company's wholly owned subsidiaries include North America’s number one marketer of pressure washers, and it is a leading designer, manufacturer and marketer of power generation, lawn and garden, turf care and job site products through its Simplicity®, Snapper®, Snapper Pro®, Ferris®, PowerBoss®, Allmand™, Billy Goat®, Murray®, Branco® and Victa® brands. Briggs & Stratton products are designed, manufactured, marketed, sold, and serviced in over 100 countries on six continents.
The Company conducts its operations in two reportable segments: Engines and Products. Further information about Briggs & Stratton’s business segments is contained in Note 9 of the Notes to Consolidated Financial Statements.
The Company’s internet address is www.basco.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. Charters of the Audit, Compensation, Finance, and Nominating and Governance Committees, Corporate Governance Guidelines, Stock Ownership Guidelines and code of business conduct and ethics contained in the Briggs & Stratton Business Integrity Manual are available on the Company’s website and are available in print to any shareholder upon request to the Corporate Secretary. The information contained on and linked from the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
Engines Segment
General
Briggs & Stratton manufactures four-cycle aluminum alloy gasoline engines with horsepower ranging from 5.5hp up to 37hp and torques that range from 4.50 ft-lbs gross torque to 21.00 ft-lbs gross torque. The Company’s engines are used primarily by the lawn and garden equipment industry, which accounted for 87% of the Engines segment's fiscal 2016 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 13% of engine sales to OEMs in fiscal 2016 was for use on products for industrial, construction, agricultural and other consumer applications that include portable and standby generators, pumps and pressure washers. Many retailers specify the Company's engines on the power equipment they sell and the Briggs & Stratton logo is often featured prominently on a product because of the appeal and reputation of the brand.
In fiscal 2016 approximately 31% of the Engines segment net sales was derived from sales in international markets, primarily to customers in Europe. The Company serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, India, Italy, Japan, Malaysia, Mexico, New Zealand, Russia, South Africa, Spain, and Sweden. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More information about its foreign operations is in Note 9 of the Notes to Consolidated Financial Statements.
The Company's engines are sold primarily by its worldwide sales force through direct interaction with customers. The Company’s marketing staff and engineers provide support and technical assistance to its sales force.

The Engines segment also manufactures replacement engines and service parts and sells them to sales and service distributors. During fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC (the venture) to distribute service parts in the United States. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. Subsequent to its formation, the venture acquired the service businesses of three additional independent domestic distributors. During the third quarter of fiscal 2016, the Company contributed cash as well as non-cash assets in exchange for receiving an additional ownership interest in the venture. Also during the third quarter of fiscal 2016, the venture acquired the assets of the final independent distributor needed to achieve a national distribution network. The Company's remaining domestic distributors are independently owned and operated. The Company owns its principal international distribution centers, but also uses independently owned and operated distributors.
These distributors supply service parts and replacement engines directly to independently owned, authorized service dealers throughout the world. These distributors and service dealers incorporate the Company’s commitment to reliability and service.
Customers
The Company's engine sales are primarily to OEMs. The Company's three largest external engine customers in fiscal years 2016, 2015 and 2014 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD) and Deere & Company. Engines segment sales to the top three customers combined were 49%, 48% and 51% of Engines segment sales in fiscal 2016, 2015 and 2014, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements. In certain cases, the Company has entered into longer supply arrangements of two to three years.
The Company believes that in fiscal 2016 more than 80% of all lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the development of new and innovative products may assist the Company and its customers in realizing higher margins.
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
Seasonality of Demand
Sales of engines to lawn and garden OEMs are highly seasonal because of consumer buying patterns. The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Sales of lawn and garden equipment are also influenced by consumer sentiment, employment levels, new and existing home sales and weather conditions. Engine sales in the Company’s third fiscal quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest.

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
Manufacturing
The Company manufactures engines and parts at the following locations: Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff, Missouri; Wauwatosa, Wisconsin; and Chongqing, China. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin and Nijmegen, Netherlands. The Engines segment also purchases certain products under contract manufacturing agreements.
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
The Company has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan, and with Starting Industrial of Japan for the production of rewind starters and punch pressed components in the United States.
During the first quarter of fiscal 2016, the Company implemented and completed restructuring actions within the Engines segment. These actions included a headcount reduction at its plant in Chongqing, China to offset lower production of engines used on snow throwers.
Products Segment
General
The Products segment’s principal product lines include portable and standby generators, pressure washers, snow throwers, lawn and garden power equipment, turf care, and job site products. Products sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants and independent dealers and distributors. The Company sells its lawn and garden products, turf care, and standby generators primarily through an independent dealer network and sells its pressure washers and portable generators primarily through the U.S. mass retail channel. The Company sells its job site products primarily into the rental, construction, mining and oil & gas industries.
The Products segment product lines are marketed under its own brands such as Briggs & Stratton, Simplicity®, Snapper®, Snapper Pro®, Ferris®, Allmand™, Billy Goat®, Murray®, Branco® and Victa®, as well as other brands such as Craftsman and Troy-Bilt.
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
In fiscal 2015, the Company began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products segment manufacturing facilities in order to further reduce costs. The Company continues to focus on premium residential products to customers through its Snapper and Simplicity brands and commercial products through its Snapper Pro and Ferris brands. The Company closed its McDonough, Georgia location in the fourth quarter of fiscal 2015 and consolidated production into existing facilities. Production of pressure washers, riding mowers, and snow throwers has been moved to the Company's Wauwatosa, Wisconsin facility. These restructuring actions were completed in the fourth quarter of fiscal 2016.
Products has a network of independent dealers worldwide for the sale and service of snow throwers, standby generators and lawn and garden powered equipment. To support its international business, Products has leveraged the existing Briggs & Stratton worldwide distribution network and regional sales offices.
During fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC (the venture) to distribute service parts in the United States. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. Subsequent to its formation, the venture acquired the service businesses of three additional independent domestic distributors. During the third quarter of fiscal 2016, the Company contributed cash as well as non-cash assets in exchange for receiving an additional ownership interest in the venture. Also during the third quarter of fiscal 2016, the venture acquired the assets of the final independent distributor needed to achieve a national distribution network.
Customers
Historically, Products’ major customers have included Lowe’s, Sears, PACE Inc., The Home Depot, Wal-Mart, Tractor Supply Inc., Bunnings Warehouse, as well as numerous distributors and dealers. Sales to the top three customers combined were 25%, 27% and 27% of Products segment net sales in fiscal 2016, 2015 and 2014, respectively.
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
For the fiscal years ended July 3, 2016, June 28, 2015 and June 29, 2014, the Company spent approximately $20.0 million, $19.9 million and $19.7 million, respectively, on research activities relating to the development of new products or the improvement of existing products.
In fiscal 2016, the Company initiated a limited offer for former employees with vested pension benefits to elect to receive a lump sum payout of their benefit. This program reduced the size of the pension plan while allowing former employees who accepted the offer to control the investment of their retirement funds. The Company completed this program during fiscal 2016. As a result of this program, the Company recognized pension settlement expense of $20.2 million during fiscal 2016.
The average number of persons employed by the Company during fiscal 2016 and fiscal 2015 was 5,549 and 5,682, respectively. Employment in fiscal 2016 ranged from a high of 5,641 in February 2016 to a low of 5,439 in July 2015.
Export Sales
Export sales for fiscal 2016, 2015 and 2014 were $285.5 million (16% of net sales), $334.0 million (18% of net sales) and $314.6 million (17% of net sales), respectively. These sales were principally to customers in Europe, Asia, Australia, and Canada.
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
In fiscal 2016, our three largest customers accounted for 32% of our consolidated net sales. The loss of any of these customers or a significant portion of the business from one or more of our key customers would significantly impact our net sales and profitability.

A significant change or disruption in the U.S. retail market for lawn and garden products could have an adverse impact on our business.
The retail market in the U.S. for lawn and garden products is concentrated with a few large traditional retailers. A disruption or significant change at any of these large traditional retailers could have an adverse impact on our customers and on our business.
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
In fiscal 2016, we derived approximately 28% of our consolidated net sales from international markets, primarily Europe. Our international operations are subject to various economic, political, and other risks and uncertainties that could adversely affect our business and operating results, including, but not limited to, regional or country specific economic downturns, fluctuations in currency exchange rates, labor practices, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption laws and regulations, political instability and significant natural disasters and other events or factors impacting local infrastructure.
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
Currently, approximately 12% of our workforce is represented by labor unions. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business and damage to our reputation. In addition, union activity could result in higher labor costs, which could harm our financial condition, results of operations and competitive position.
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
In addition, on June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as "Brexit". As a result of the referendum, it is expected that the British government will begin negotiating the terms of the U.K.'s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. would have and how such withdrawal would affect us. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
We have goodwill and intangible assets, which were written-down in fiscal 2016 and prior years. If we determine that goodwill and other intangible assets have become further impaired in the future, net income in such years would be adversely affected.
At July 3, 2016, goodwill and other intangible assets represented approximately 18.2% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. In fiscal 2016 and fiscal 2014, we recorded pre-tax non-cash goodwill and tradename impairment charges of $10.3 million and $8.5 million, respectively. In fiscal 2015, there was no impairment of goodwill or other intangible assets.The impairments were determined as part of the fair value assessments of goodwill and other intangible assets. Any additional write-down of our goodwill or intangible assets could adversely affect our results of operations.
We are subject to litigation, including product liability, patent infringement, and warranty claims, that may adversely affect our business and results of operations.
We are a party to litigation that arises in the normal course of our business operations, including product warranty and liability (strict liability and negligence) claims, patent and trademark matters, contract disputes and environmental, asbestos, employment and other litigation matters. See Note 13, “Commitments and Contingencies,” to the Consolidated Financial Statements for a description of unresolved legal actions. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage or our products are alleged to be defective. In addition, we face an inherent risk that our competitors will allege that aspects of our product designs infringe their protected intellectual property. While we currently maintain general liability and product liability insurance coverage in amounts that we believe are adequate, we cannot be sure that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation.
Our pension and postretirement benefit plan obligations are currently underfunded, and we may have to make significant cash payments to some or all of these plans, which would reduce the cash available for our businesses.
We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. As of July 3, 2016, our pension plans were underfunded by approximately $313 million. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates, the mortality tables used, and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.

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
If we fail to remain current with changes in gasoline engine technology or if the technology becomes less important to customers in our markets due to the impact of alternative fuels, our results would be negatively affected. In addition, if we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, our results may be negatively impacted.
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
Our historical growth has included acquisitions, and our future growth strategy includes acquisition opportunities. For example, in fiscal 2015, the Company acquired Allmand, a leading designer and manufacturer of high quality towable light towers, industrial heaters and solar LED arrow boards, for approximately $59.9 million in cash. Also, in fiscal 2015, the Company acquired Billy Goat, a leading manufacturer of specialty turf equipment, which includes aerators, sod cutters, overseeders, power rakes, brush cutters, walk behind blowers, lawn vacuums, and debris loaders, for total cash consideration of $28.3 million. We may not be able to identify acquisition targets or successfully complete acquisitions in the future due to the absence of quality companies in our target markets, economic conditions, competition from other bidders, or price expectations from sellers. If we are unable to complete additional acquisitions, our growth may be limited.
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
An inability to successfully manage the upgrade of our global enterprise resource planning ("ERP") system could adversely affect our operations and operating results.

We are in the process of upgrading our global ERP system. This upgrade will affect many of our existing operating and financial systems. This is a major undertaking both financially and from a management and personnel perspective. Should the upgrade not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.
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
The Company maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As the Company’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 5.8 million square feet, of which 62% is owned. Facilities outside of the United States occupy approximately 0.9 million square feet, of which 29% is owned. Certain of the Company’s facilities are leased through operating lease agreements. See Note 10 to the Consolidated Financial Statements for information on the Company’s operating leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of July 3, 2016:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing, office and warehouse	Owned and Leased	Engines
McDonough, Georgia (1)	Manufacturing, office and warehouse	Owned and Leased	Products
Statesboro, Georgia	Manufacturing, office and warehouse	Owned and Leased	Engines
Murray, Kentucky	Manufacturing, office and warehouse	Owned and Leased	Engines
Lee's Summit, Missouri	Manufacturing, office and warehouse	Leased	Products
Poplar Bluff, Missouri	Manufacturing, office and warehouse	Owned and Leased	Engines
Holdrege, Nebraska	Manufacturing, office and warehouse	Owned	Products
Munnsville, New York	Manufacturing and office	Owned	Products
Sherrill, New York	Warehouse	Leased	Products
Orangeburg, South Carolina	Distribution	Leased	Engines
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines, Products
Milwaukee, Wisconsin	Distribution	Leased	Engines, Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Products, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office and warehouse	Leased	Engines, Products
Sydney, Australia	Manufacturing and office	Leased	Products
Curitiba, Brazil	Office and warehouse	Leased	Engines, Products
Mississauga, Canada	Office and warehouse	Leased	Products
Chongqing, China	Manufacturing, office and warehouse	Owned	Engines
Shanghai, China	Office and warehouse	Leased	Engines, Products
Queretaro, Mexico	Office and warehouse	Leased	Engines, Products
Nijmegen, Netherlands	Distribution and office	Leased	Engines, Products

(1) During fiscal 2015, the Company closed its McDonough, Georgia manufacturing facility and consolidated production into its existing facilities. At July 3, 2016, the Company had $2.5 million classified as assets held for sale, which is included in Prepaid Expenses and Other Current Assets within the Consolidated Balance Sheets, related to the McDonough, Georgia manufacturing location.

ITEM 3.	LEGAL PROCEEDINGS
The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint sought an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class was certified and discovery was concluded. Both parties moved for summary judgment, which was fully briefed on December 23, 2014. The court denied both sides’ motions on September 3, 2015, concluding that factual issues were present which precluded summary judgment and should be determined by the jury at trial.  The Company filed a motion requesting permission to appeal the court’s decision on an interlocutory basis. The plaintiffs also moved the court to clarify its decision. Upon the request of all parties, the court stayed any further decisions in the matter pending mediation in mid-December 2015. The mediation led to an agreement in principle to settle this case for an aggregate payment of $3.95 million covering both claimed benefits and plaintiffs’ attorneys fees, which resulted in a contribution of $1.975 million from the Company and $1.975 million from a third party insurance provider. The Company recorded a total charge of $1.975 million as Engineering, Selling, General and Administrative Expense on the Condensed Consolidated Statements of Operations in the second quarter of fiscal 2016 related to this matter. The parties filed a signed Stipulation of Settlement with the court on April 12, 2016 and the court held a hearing on the fairness, reasonableness and adequacy of the terms and conditions of the settlement and on the fee petition of the plaintiffs' counsel on August 11, 2016. The court approved the settlement following that hearing.
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
The trial began on September 8, 2015, and on September 18, 2015, the jury returned its verdict, finding that BSPPG’s current mower deck designs do not infringe the Exmark patent. As to the older designs, the jury awarded Exmark $24.3 million in damages and found that the infringement was willful, allowing the judge to enhance the jury’s damages award post-trial by up to three times. Also on September 18, 2015, the U.S. Court of Appeals for the Federal Circuit issued its decision in an unrelated case, SCA Hygiene Products Aktiebolag SCA Personal Care, Inc. v. First Quality Baby Products, LLC, et al. (Case No. 2013-1564) (“SCA”), confirming the availability of laches as a defense to patent infringement claims. Laches is an equitable doctrine that may bar a patent owner from obtaining damages prior to commencing suit in circumstances in which the owner knows or should have known its patent was being infringed for more than six years. Although the court in the Exmark case ruled before trial that BSPPG could not rely on the defense of laches, as a result of the subsequent SCA decision, the court held a bench trial on that defense on October 21 and 22, 2015. On May 2, 2016, the United States Supreme Court agreed to review the SCA decision.

The parties submitted post-trial motions and briefing related to: damages; willfulness; laches; attorney fees; enhanced damages; and prejudgment/post-judgment interest and costs.  All post-trial motions and briefing were completed on December 18, 2015.  On May 11, 2016, the court ruled on those post-trial motions and entered judgment against BSPPG and in favor of Exmark in the amount of $24.3 million in compensatory damages, an additional $24.3 million in enhanced damages, and $1.5 million in pre-judgment interest along with post-judgment interest and costs to be determined. BSPPG and the Company strongly disagree with the jury verdict, certain rulings made before and during trial, and the May 11, 2016 post-trial rulings. BSPPG has appealed to the U.S. Court of Appeals for the Federal Circuit on several bases, including the issues of obviousness and invalidity of Exmark’s patent, the damages calculation, willfulness and laches.
In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the likelihood of successful appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of July 3, 2016.
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
TODD J. TESKE, 51 Chairman, President & Chief Executive Officer (1)(2)
Mr. Teske was elected to his current position effective October 2010. He previously was President & Chief Executive Officer from January 2010 to October 2010. He served as President and Chief Operating Officer from 2008 to 2010; as Executive Vice President & Chief Operating Officer from 2005 to 2008; and as Senior Vice President and President - Briggs & Stratton Power Products Group, LLC from 2003 to 2005. Mr. Teske also serves as a director of Badger Meter, Inc. and Lennox International, Inc.

KATHRYN M. BUONO, 54 Vice President, General Counsel & Secretary
Ms. Buono was elected to her position effective April 2015.  Prior to joining Briggs & Stratton, she held the position of Managing Partner of the Milwaukee, Wisconsin office of the Quarles & Brady LLP law firm from March 2014 through December 2014 and was a partner practicing in its Business Law Group from 1996 through 2014.

RANDALL R. CARPENTER, 59 Vice President – Corporate Marketing
Mr. Carpenter was elected to his current position in August 2016, to be effective September 2016. Previously he served as Vice President - Marketing (an elected officer position) from 2009 through August 2016. He served as Vice President - Marketing (an appointed position) from 2007 to 2009. Prior to joining Briggs & Stratton, he held the position of Vice President Marketing and Product Development for Royal Appliance Manufacturing.

DAVID G. DEBAETS, 53 Vice President – Global Engine Operations
Mr. DeBaets was elected to his current position effective September 2015. He previously served as Vice President - North American Operations from 2007 through August 2015 and as Vice President and General Manager - Large Engine Division from 2006 to 2007.

ANDREA L. GOLVACH, 45 Vice President & Treasurer
Ms. Golvach was elected to her current position effective November 2011 after serving as Vice President of Treasury from May 2011 to November 2011. Prior to joining Briggs & Stratton, she held the position of Director of Finance & Cash Management at Harley-Davidson, Inc., a global motorcycle manufacturer, from 2007 to 2011.

HAROLD L. REDMAN, 51 Senior Vice President & President – Turf & Consumer Products
Mr. Redman was elected to his current position effective September 2014. He previously served as Senior Vice President and President - Products Group from 2010 to 2014; as Senior Vice President and President - Home Power Products Group from 2009 to 2010; and as Vice President and President - Home Power Products Group from 2006 to 2009. Prior to joining Briggs & Stratton, he served as Senior Vice President - Sales & Marketing of Simplicity Manufacturing, Inc.

Name, Age, Position	Business Experience for At Least Past Five Years
WILLIAM H. REITMAN, 60 Senior Vice President & President – Global Support
Mr. Reitman was elected to his current position in August 2016, to be effective September 2016. Previously he served as Senior Vice President & President - Global Service from 2015 to 2016; as Senior Vice President - Managing Director Europe & Global Service from 2014 to 2015; as Senior Vice President & Managing Director - Europe from 2013 to 2014; as Senior Vice President - Business Development & Customer Support from 2010 to 2013; as Senior Vice President - Sales & Customer Support from 2007 to 2010; as Senior Vice President - Sales & Marketing from 2006 to 2007; and as Vice President - Sales & Marketing from 2004 to 2006.

DAVID J. RODGERS, 45 Senior Vice President & President – Engines Group
Mr. Rodgers was elected to his current position effective August 17, 2015. He previously served as Senior Vice President & Chief Financial Officer from 2010 to 2015 and as Vice President - Finance from February 2010 to June 2010. He served as Controller from 2006 to February 2010 and was elected an executive officer in 2007. Prior to joining Briggs & Stratton, he was employed by Roundy’s Supermarkets, Inc. as Vice President - Corporate Controller from 2005 to 2006 and Vice President - Retail Controller from 2003 to 2005.

MARK A. SCHWERTFEGER, 39 Senior Vice President & Chief Financial Officer
Mr. Schwertfeger was elected to his current position effective August 17, 2015. He previously served as Vice President & Controller (an executive officer position) from 2014 to August 2015; as Controller from 2010 to 2014; and as International Controller from 2008 to 2010. Prior to joining Briggs & Stratton, he held the position of Director with KPMG LLP.

EDWARD J. WAJDA, 56 Senior Vice President & President – Standby/Job Site Products
Mr. Wajda was elected to his current position effective September 2015. He previously served as Senior Vice President & President - Standby/Job Site Products & International from 2014 to 2015; as Senior Vice President & General Manager - International from 2013 to 2014; and as Vice President & General Manager- International from 2008 to 2013. Mr. Wajda was elected as an executive officer in 2011. Prior to joining Briggs & Stratton, he held the position of Senior Vice President - Global Medical Vehicle Group for Oshkosh Corporation.

(1) Officer is also a Director of Briggs & Stratton.
(2) Member of the Board of Directors Executive Committee.
Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Briggs & Stratton common stock is traded on the NYSE under the symbol “BGG”. Information required by this Item is incorporated by reference from the “Quarterly Financial Data, Dividend and Market Information” (unaudited), included in Item 8 of this report.
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended July 3, 2016.

2016 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
March 28, 2016 to April 24, 2016	—	$—	—	$56,860,978
April 25, 2016 to May 22, 2016	53,922	21.58	53,922	55,697,341
May 23, 2016 to July 3, 2016	139,146	20.72	139,146	50,000,000
Total Fourth Quarter	193,068	$20.96	193,068	$50,000,000
(1) On August 13, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2016. On April 21, 2016, the Board of Directors authorized up to an additional $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants.
Five-year Stock Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) at the close of business on June 30, 2011 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2016(1)	2015(2)	2014(3)	2013(4)	2012(5)
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
NET SALES	$1,808,778	$1,894,750	$1,859,060	$1,862,498	$2,066,533
GROSS PROFIT	362,455	359,099	346,783	329,140	336,725
PROVISION (CREDIT) FOR INCOME TAXES	8,795	11,271	8,787	(18,484)	867
NET INCOME (LOSS)	26,561	45,687	28,347	(33,657)	29,006
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	0.61	1.00	0.59	(0.73)	0.58
Diluted	0.60	1.00	0.59	(0.73)	0.57
PER SHARE OF COMMON STOCK:
Cash Dividends	0.54	0.50	0.48	0.48	0.44
Shareholders’ Investment	$11.47	$12.94	$14.50	$14.16	$12.91
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	43,019	44,392	46,366	47,172	48,965
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	43,200	44,442	46,436	47,172	49,909
OTHER DATA
SHAREHOLDERS’ INVESTMENT	$493,626	$574,250	$672,434	$667,938	$631,970
LONG-TERM DEBT	221,339	222,685	222,159	221,595	220,989
CAPITAL LEASES	—	—	—	—	133
TOTAL ASSETS	1,456,667	1,456,647	1,446,865	1,444,146	1,604,220
PLANT AND EQUIPMENT	1,056,893	1,035,326	1,035,848	1,019,355	1,026,845
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	326,273	314,838	297,007	287,195	301,249
PROVISION FOR DEPRECIATION	49,973	48,496	47,190	52,290	60,297
EXPENDITURES FOR PLANT AND EQUIPMENT	64,161	71,710	60,371	44,878	49,573
WORKING CAPITAL	$422,436	$460,127	$567,148	$584,226	$605,591
Current Ratio	2.3 to 1	2.4 to 1	2.9 to 1	3.1 to 1	3.0 to 1
NUMBER OF EMPLOYEES AT YEAR-END	5,445	5,480	5,695	5,980	6,321
NUMBER OF SHAREHOLDERS AT YEAR-END	2,558	2,681	2,815	3,153	3,184
QUOTED MARKET PRICE:
High	$24.48	$21.09	$23.02	$25.52	$20.81
Low	$15.47	$17.14	$18.21	$16.20	$12.36

(1)
In fiscal 2016, the Company had restructuring charges of $6.7 million after-tax or $0.15 per diluted share, acquisition-related charges of $0.2 million after-tax or less than $0.01 per diluted share, litigation charges of $1.8 million after-tax or $0.04 per diluted share, goodwill and tradename impairment charges of $9.4 million after-tax or $0.22 per share, pension settlement charges of $13.2 million after-tax or $0.30 per diluted share, and a gain on sale of investment in marketable securities of $2.8 million after-tax or ($0.07) per diluted share.

(2)	In fiscal 2015, the Company had restructuring charges of $17.7 million after-tax or $0.40 per diluted share and acquisition-related charges of $1.4 million after-tax or $0.03 per diluted share.

(3)
In fiscal 2014, the Company had goodwill and tradename impairment charges of $5.5 million after-tax or $0.12 per diluted share and restructuring charges of $5.2 million after-tax or $0.11 per diluted share.

(4)
In fiscal 2013, the Company had goodwill and tradename impairment charges of $62.0 million after-tax or $1.30 per diluted share, restructuring charges of $15.5 million after-tax or $0.33 per diluted share, and a litigation settlement of $1.2 million after-tax or $0.03 per diluted share.

(5)	In fiscal 2012, the Company had restructuring charges of $28.8 million after-tax or $0.58 per diluted share.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
FISCAL 2016 COMPARED TO FISCAL 2015
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, litigation charges, pension settlement charges, goodwill and tradename impairments, and a gain on the sale of investment in marketable securities (in thousands, except per share data):

	For the fiscal year ended June
	2016 Reported	Adjustments(1)	2016 Adjusted (2)	2015 Reported	Adjustments(1)	2015 Adjusted (2)
Gross Profit:
Engines	$252,833	$11,599	$264,432	$267,778	$—	$267,778
Products	110,944	7,943	118,887	89,268	25,710	114,978
Inter-Segment Eliminations	(1,322)	—	(1,322)	2,053	—	2,053
Total	$362,455	$19,542	$381,997	$359,099	$25,710	$384,809

Engineering, Selling, General and Administrative Expenses:
Engines	$193,716	$11,935	$181,781	$179,566	$—	$179,566
Products	111,766	26	111,740	110,350	693	109,657
Total	$305,482	$11,961	$293,521	$289,916	$693	$289,223

Segment Income (Loss) (3):
Engines	$60,645	$24,424	$85,069	$93,880	$—	$93,880
Products	(9,775)	19,451	9,676	(22,447)	29,403	6,956
Inter-Segment Eliminations	(1,322)	—	(1,322)	2,053	—	2,053
Total	$49,548	$43,875	$93,423	$73,486	$29,403	$102,889

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates (3)	3,187	—	3,187	7,303	—	7,303
Income from Operations	$46,361	$43,875	$90,236	$66,183	$29,403	$95,586

Income Before Income Taxes	35,356	40,532	75,888	56,958	29,403	86,361
Provision for Income Taxes	8,795	12,104	20,899	11,271	10,280	21,551
Net Income	$26,561	$28,428	$54,989	$45,687	$19,123	$64,810

Earnings Per Share
Basic	$0.61	$0.64	$1.25	$1.00	$0.42	$1.42
Diluted	0.60	0.65	1.25	1.00	0.42	1.42
(1) For the fiscal year ended July 3, 2016, includes pre-tax restructuring charges of $10,195 ($6,672 after tax), goodwill impairment charge of $7,651 which is not deductible for income tax purposes, pre-tax tradename impairment charge of $2,683 ($1,771 after tax), pre-tax acquisition-related charges of $276 ($180 after tax), pre-tax litigation charges of $2,825 ($1,836 after tax), pre-tax pension settlement charges of $20,245 ($13,160 after tax), and a pre-tax gain on the sale of an investment in marketable securities of $3,343 ($2,842 after tax). For the fiscal year ended June 28, 2015, includes pre-tax restructuring charges of $27,288 ($17,749 after tax) and pre-tax acquisition-related charges of $2,115 ($1,374 after tax).

(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, certain litigation charges, pension settlement charges, gains on sale of marketable securities, and goodwill and tradename impairment charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
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
Net Sales
Consolidated net sales for fiscal 2016 were $1.81 billion. Consolidated net sales decreased $86 million or 4.5% from fiscal 2015. Consolidated net sales decreased $65 million or 3.4% before the impact of unfavorable currency rates. The decrease in net sales is due to a $25 million reduction in job site products sales and lower international sales caused by cool spring weather primarily in Europe as well as economic uncertainty.
Engines segment net sales for fiscal 2016 were $1.1 billion, which was $66.1 million or 5.5% lower than the prior year. Net sales decreased by $57.9 million or 4.8% before currency impacts, primarily due to lower shipments of engines into Europe and other international markets. Total engine unit shipments decreased by 7%, but reflected a favorable sales mix shift to large engines.
Products segment net sales for fiscal 2016 were $772.2 million, a decrease of $16.4 million or 2.1% from the prior year. Net sales decreased by $3.2 million or 0.4% before currency impacts, primarily due to a $25 million reduction in job site products sales, lower international sales and lower sales of pressure washers due to the cool spring weather. Increased sales of high-end residential and commercial lawn and garden mowers and the Billy Goat acquisition helped partially offset the decrease.
Gross Profit Percentage

The consolidated gross profit percentage was 20.0% in fiscal 2016, an increase of 1.1% from fiscal 2015.

Included in consolidated gross profit for fiscal 2016 were pre-tax charges of $8.1 million related to previously announced restructuring actions, $0.3 million related to acquisition-related charges recorded in the Products segment, and $11.1 million of pension settlement expense recorded in the Engines segment. During fiscal 2015, the Products segment recorded pre-tax restructuring charges and acquisition-related charges within gross profit of $24.3 million and $1.4 million, respectively.
The Engines segment gross profit percentage for fiscal 2016 was 22.1%, which was consistent with the 22.2% in fiscal 2015. Adjusted gross profit percentage for fiscal 2016 was 23.1%, which was 90 basis points higher compared to fiscal 2015. The improvement in adjusted gross profit percentage was due to expanded margins on new products, manufacturing efficiency improvements and lower material costs.
The Products segment gross profit percentage for fiscal 2016 was 14.4%, which was higher than the 11.3% in fiscal 2015. The Products segment adjusted gross profit percentage for fiscal 2016 was 15.4%, which was 80 basis points higher compared to the adjusted gross profit percentage for fiscal 2015. The improvement in adjusted gross profit percentage was due to a favorable sales mix from our focus on selling higher margin lawn and garden equipment and the results of Billy Goat acquisition, higher margins from manufacturing efficiency improvements and lower material costs. The Products segment realized incremental restructuring savings of $6.2 million in fiscal 2016 as part of the efficiency improvements.

Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses were $305.5 million in fiscal 2016, an increase of $15.6 million or 5.4% from fiscal 2015.

The Engines segment engineering, selling, general and administrative expenses were $193.7 million in fiscal 2016, or $14.2 million higher compared to fiscal 2015, primarily due to $9.1 million of pension settlement charges and $2.8 million of litigation charges in fiscal 2016. Adjusted engineering, selling, general and administrative expenses were $181.8 million in fiscal 2016, or $2.2 million higher than fiscal 2015, largely due to spending on strategic initiatives including $2.8 million related to our ERP upgrade.
The Products segment engineering, selling, general and administrative expenses were $111.8 million in fiscal 2016, an increase of $1.4 million from fiscal 2015 due to spending on strategic initiatives including $0.9 million related to our ERP upgrade.
Restructuring Actions
During the fourth quarter of fiscal 2016, the Company completed the restructuring actions announced in fiscal 2015. Pre-tax restructuring costs for the twelve months ended July 3, 2016 were $10.2 million. Incremental cost savings as a result of these actions were $6.2 million in fiscal 2016.
Interest Expense
Interest expense for fiscal 2016 was $20.0 million, which was $0.5 million higher than fiscal 2015, due to higher borrowings on the Revolver during fiscal 2016.
Provision for Income Taxes
The effective tax rate for the year ended fiscal 2016 was 24.9% compared to 19.8% for the same period last year.  The tax rate for the year ended fiscal 2016 was lower than statutory rates primarily as a result of the reenactment of the federal research and development credit, which provided the Company one and a half years’ tax benefit in fiscal 2016.  Additionally, the tax rate for the year ended fiscal 2016 was driven by a non-deductible goodwill impairment and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate.  The tax rate for the year ended fiscal 2015 was lower than statutory rates due to a net tax benefit of $5 million related to recognizing incremental federal research and development tax credits related to prior years.  In addition, the year ended fiscal 2015 tax rate was impacted by the reversal of previously recorded reserves as a result of the favorable resolution of an IRS audit.

FISCAL 2015 COMPARED TO FISCAL 2014
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, and goodwill and tradename impairment charges (in thousands, except per share data):

	For the fiscal year ended June
	2015 Reported	Adjustments(1)	2015 Adjusted (2)	2014 Reported	Adjustments(1)	2014 Adjusted (2)
Gross Profit:
Engines	$267,778	$—	$267,778	$257,441	$3,099	$260,540
Products	89,268	25,710	114,978	87,682	2,742	90,424
Inter-Segment Eliminations	2,053	—	2,053	1,660	—	1,660
Total	$359,099	$25,710	$384,809	$346,783	$5,841	$352,624

Engineering, Selling, General and Administrative Expenses:
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
(1) For the fiscal year ended June 28, 2015, includes pre-tax restructuring charges of $27,288 ($17,749 after tax) and pre-tax acquisition-related charges of $2,115 ($1,374 after tax). For the fiscal year ended June 29, 2014, includes restructuring charges of $6,539 ($5,163 after tax) and goodwill and tradename impairment charges of $8,460 ($5,529 after tax).
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, and goodwill and tradename impairment charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
(3) The Company defines segment income (loss) as income from operations plus equity in earnings of unconsolidated affiliates.

Net Sales
Consolidated net sales for fiscal 2015 were $1.89 billion. Consolidated net sales increased $36 million or 1.9% from fiscal 2014, which includes $29 million related to unfavorable currency rates. Consolidated net sales increased $65 million or 3.5% before the impact of unfavorable currency rates. The increase in net sales was due to the results from the Allmand and Billy Goat acquisitions, a 3% increase in global engine unit shipments and higher sales of commercial lawn and garden equipment and pressure washers in North America. Partially offsetting the increase were reduced sales of generators, unfavorable engine sales mix and the planned actions to narrow the assortment of lower-priced Snapper consumer lawn and garden equipment.
Engines segment net sales for fiscal 2015 were $1.2 billion, which was $10.7 million or 0.9% lower than the prior year. This decrease was due to an unfavorable foreign exchange impact of approximately $15.3 million and an unfavorable mix of engines sold, partially offset by a 3% increase in unit shipments of global engines. Fiscal 2015 sales skewed proportionately towards small engines due to elevated levels of large engines in the channel entering the lawn and garden season.
Products segment net sales for fiscal 2015 were $788.6 million, an increase of $52.3 million or 7.1% from fiscal 2014. The increase in net sales was due to the results of the Allmand and Billy Goat acquisitions, higher commercial lawn and garden equipment sales, higher sales in Australia on an improved lawn and garden season and higher pressure washer sales. Partially offsetting the increase was the unfavorable impact of foreign exchange of $13.6 million, reduced sales of generators due to fewer major power outages, and the planned actions to narrow the assortment of lower-priced Snapper consumer lawn and garden equipment.
Gross Profit Percentage

The consolidated gross profit percentage was 19.0% in fiscal 2015, an increase of 0.3% from fiscal 2014.

Included in consolidated gross profit for fiscal 2015 were pre-tax charges of $24.3 million related to previously announced restructuring actions and $1.4 million related to acquisition-related charges recorded in the Products segment. During fiscal 2014, the Engines segment and Products segment recorded pre-tax restructuring charges within gross profit of $3.1 million and $2.7 million, respectively.
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
Restructuring Actions
During fiscal 2015, the Company made progress on implementing the previously announced restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products segment manufacturing facilities in order to reduce costs. The Company ceased production at the McDonough, Georgia plant during the fourth quarter of fiscal 2015 and began production of pressure washers and snow throwers at its Wauwatosa, Wisconsin plant. Pre-tax restructuring costs for the twelve months ended June 28, 2015 were $27.3 million, and pre-tax savings were $10.0 million.
Allmand Bros., Inc. and Billy Goat Industries, Inc. Acquisitions
On August 29, 2014, the Company completed the acquisition of Allmand Bros., Inc. for approximately $59.9 million in cash, net of cash acquired. Allmand is a leading designer and manufacturer of high quality towable light towers, industrial heaters, and solar LED arrow boards. Allmand is included within the Products segment.

On May 20, 2015, the Company acquired all of the outstanding shares of Billy Goat Industries, Inc. for approximately $28.3 million, net of cash acquired. Billy Goat is a leading manufacturer of specialty turf equipment, which includes aerators, sod cutters, overseeders, power rakes, brush cutters, walk behind blowers, lawn vacuums, and debris loaders. Billy Goat is included within the Products segment.
Interest Expense
Interest expense for fiscal 2015 was $19.5 million, which was $1.1 million higher than fiscal 2014, due to higher borrowings on the Revolver during fiscal 2015.
Provision for Income Taxes
The effective tax rates for fiscal 2015 was 19.8% compared to 23.7% for fiscal 2014. The tax rate for fiscal 2015 was lower than statutory rates due to a net tax benefit of $5 million related to recognizing incremental federal research & development tax credits related to prior years.  In addition, the fiscal 2015 tax rate was impacted by the reversal of previously recorded reserves as a result of the favorable resolution of an IRS audit.  The fiscal 2014 tax rate included a taxpayer election filed pursuant to the outcome of a U.S. court case that provided the Company precedent to record a tax benefit of $2.9 million for the permanent exclusion of qualified export activity from prior years’ taxable income.
Liquidity and Capital Resources
FISCAL YEARS 2016, 2015 AND 2014
Cash flows provided by operating activities for fiscal 2016 were $112 million compared to $148 million in fiscal 2015. The decrease in operating cash flows was primarily related to lower net income and changes in working capital from higher inventory levels due to lower sales volume.
Cash flows provided by operating activities for fiscal 2015 were $148 million compared to $127 million in fiscal 2014. The increase in operating cash flows was primarily related to higher net income and changes in working capital, specifically lower accounts receivable and higher accounts payable.

Net cash used in investing activities was $86 million, $158 million, and $60 million in fiscal 2016, 2015 and 2014, respectively. These cash flows include capital expenditures of $64 million, $72 million, and $60 million in fiscal 2016, 2015 and 2014, respectively. The capital expenditures related primarily to reinvestment in equipment and new products and technology. Further, in fiscal 2016, approximately $19 million of cash was used for an increased investment in an unconsolidated affiliate. In fiscal 2015, approximately $88 million of cash was used for the acquisitions of Allmand Bros., Inc. and Billy Goat Industries, Inc.
Net cash used in financing activities was $51 million, $65 million, and $62 million in fiscal 2016, 2015 and 2014, respectively. In fiscal 2016, the Company repurchased treasury stock at a total cost of $37 million compared to $47 million and $43 million stock repurchases in fiscal 2015 and 2014, respectively. In fiscal 2016, 2015, and 2014, the Company received proceeds and tax benefits of $12 million, $5 million, and $5 million, respectively, from the exercise of stock options. The Company paid cash dividends on its common stock of $24 million, $23 million, and $23 million in fiscal 2016, 2015 and 2014, respectively.
Given the Company's international operations, a portion of the Company's cash and cash equivalents are held in non-U.S. subsidiaries where its undistributed earnings are considered to be permanently reinvested. Generally, these would be subject to U.S. tax if repatriated. As of July 3, 2016, approximately $48 million of the Company's $90 million of cash and cash equivalents was held in non-U.S. subsidiaries.
Future Liquidity and Capital Resources
On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.
On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company's $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the Revolver by up to $250 million if certain conditions are satisfied. There were no borrowings under the revolving credit facility as of July 3, 2016 and June 28, 2015.
In August 2016, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.135 per share to $0.14 per share on the Company's common stock, payable October 3, 2016 to shareholders of record at the close of business on September 16, 2016.
On August 13, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2016. On April 21, 2016, the Board of Directors authorized up to an additional $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of July 3, 2016, the total remaining authorization was approximately $50.0 million. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2016, the Company repurchased 2,034,146 shares on the open market at a total cost of $37.4 million, or $18.41 per share. There were 2,423,044 shares repurchased in fiscal 2015 at a total cost of $47.0 million, or $19.42 per share.
The Company expects capital expenditures to be approximately $70 to $75 million in fiscal 2017. These anticipated expenditures reflect the Company's plans to continue to reinvest in efficient equipment and innovative new products.

On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. On August 8, 2014, the Highway and Transportation Funding Act of 2014 (HATFA Act) was enacted. The HATFA Act extends the pension provisions included in the MAP-21 Act. During fiscal 2016, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2017 and fiscal 2018. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.
The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with our affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of July 3, 2016, the Company was in compliance with these covenants.
Financial Strategy
Management believes that the value of the Company is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. Management maintains a balanced approach to capital allocation. The balance is amongst the following areas: reinvesting capital into physical assets and products that maintain or grow the global cost leadership and market positions that the Company has achieved, and drive the economic value of the Company, identifying strategic acquisitions or alliances that may enhance revenues and provide a higher economic return, and returning capital to shareholders through dividends and/or share repurchases.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in our Consolidated Balance Sheets or fully disclosed in our Notes to Consolidated Financial Statements. The Company’s significant contractual obligations include our debt agreements and certain employee benefit plans.

Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of July 3, 2016 is as follows (in thousands):

	Total	Fiscal 2017	Fiscal 2018-2019	Fiscal 2020-2021	Thereafter
Long-Term Debt	$223,149	$—	$—	$223,149	$—
Interest on Long-Term Debt	69,036	15,341	30,683	23,012	—
Operating Leases	63,400	13,849	17,584	6,741	25,226
Purchase Obligations	49,727	45,103	4,624	88	—
Other Liabilities (a)	94,700	—	40,600	46,200	7,900
	$500,012	$74,293	$93,491	$299,190	$33,126
(a) Includes an estimate of future expected funding requirements related to our pension plans. Any further funding requirements for pension plans beyond fiscal 2022 cannot be estimated at this time. Because their future cash outflows are uncertain, liabilities for unrecognized tax benefits and other sundry items are excluded from the table above.
Critical Accounting Policies
The Company’s accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements. As discussed in Note 2, the preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“GAAP”) requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.
The Company believes the following critical accounting policies represent the more significant judgments and estimates used in preparing the consolidated financial statements.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is not amortized. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of the end of the fourth fiscal quarter, and more frequently if events or circumstances indicate that the assets may be impaired.
For the goodwill evaluation for one reporting unit, the Company generally first determines based on a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For other reporting units or if the Company's qualitative assessment conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will test goodwill using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the carrying values of each of the Company's reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using an income approach. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company's budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
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
The Company performed the annual impairment test on all of its reporting units as of July 3, 2016. Based on a qualitative assessment of its Engines reporting unit, the Company determined that it is more likely than not that the fair value of its reporting unit exceeds its carrying amount. As a result, the Company concluded that the Engines reporting unit is not impaired as of July 3, 2016.
The Company also performed an impairment test over its Products reportable segment, which consists of three reporting units, specifically Turf & Consumer, Standby Generators, and Job Site reporting units. The Standby Generators reporting unit does not have goodwill.
The impairment testing performed by the Company at July 3, 2016 indicated that the estimated fair value of the Turf & Consumer reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed. At July 3, 2016, the Turf & Consumer reporting unit had $11.6 million of goodwill. The discount rate used for the reporting unit was 9.5%. The growth rate and gross profit margin used for the terminal value calculation for the reporting unit were 3.0% and 18.5%, respectively.
As discussed in Note 7 to the Consolidated Financial Statements, the Company determined that its forecasted cash flow estimates used in the goodwill assessment and other intangibles assessment for its Job Site reporting unit as of March 27, 2016 were adversely impacted by elevated channel inventories. The inventory channel for job site products, particularly portable light towers and portable heaters, was elevated due to the rapid and significant change in market demand following the reduction in North American oil production and was compounded by the recent mild winter.
The Company performed an interim and annual goodwill impairment test on its Job Site reporting unit as of March 27, 2016 and July 3, 2016, respectively. The Company concluded that the carrying value of the Job Site reporting unit exceeded its fair value. The Company recorded a non-cash goodwill impairment charge in the third quarter of fiscal 2016 of $7.7 million, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. The impairment charge was a non-cash expense that was recorded as a separate component of operating expenses. The goodwill impairment was not deductible for income tax purposes. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility.
At July 3, 2016, the Job Site reporting unit had $12.0 million of goodwill. The discount rate used for the reporting unit was 13.0%. The growth rate and gross profit margin used for the terminal value calculation for the reporting unit were 3.5% and 22.9%, respectively.
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
Tradenames are not amortized. If impairment occurs, the impaired amount of the tradename is written off immediately. For purposes of the tradename impairment analysis, the Company performs its assessment of fair value based on an income approach using the relief-from-royalty method. This methodology assumes that, in lieu of ownership, a third party would be willing to pay a royalty in order to exploit the related benefits of these types of assets. The Company determines the fair value of each tradename by applying a royalty rate to a projection of net sales discounted using a risk adjusted cost of capital. The Company believes the relief-

from-royalty method to be an acceptable methodology due to its common use by valuation specialists in determining the fair value of intangible assets. Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches and many other variables. Each royalty rate is based on profitability of the business to which it relates and observed market royalty rates.
As discussed in Note 7 to the consolidated financial statements, the Company performed the annual impairment test on its indefinite-lived intangible assets as of July 3, 2016. In fiscal 2016 and fiscal 2014, the Company recognized a $2.7 million and a $5.5 million non-cash impairment charge, respectively, related to tradenames in the Products segment. In fiscal 2015, the Company determined that no indefinite-lived intangible asset impairment existed. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation.
Definite-lived intangible assets consist primarily of customer relationships and patents. These definite-lived intangible assets are amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that an asset may be impaired.
Pension and Other Postretirement Plans
The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate, mortality tables, and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at July 3, 2016 used a discount rate of 3.75% and the determination of fiscal 2016 expense used an expected rate of return on plan assets of 7.50%. The discount rate was selected using a methodology that matches plan cash flows with a selection of Standard and Poor’s AA or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension service and interest costs by approximately $1.5 million. A 0.25% decrease in the expected return on plan assets would increase annual pension service and interest costs by approximately $2.4 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that investment performance has been in the top decile compared to other plans. Changes in the discount rate, mortality tables, and return on assets can have a significant effect on the funded status of the pension plans, shareholders' investment and related expense. The Company cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.
The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At July 3, 2016 and June 28, 2015, the fair value of plan assets was less than the projected benefit obligation by approximately $313 million and $212 million, respectively.
Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2017 and fiscal 2018. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
In 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment froze accruals for all non-bargaining employees effective January 1, 2014.
The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $1.1 million and would increase the service and interest cost by $0.1 million. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $1.2 million and decrease the service and interest cost by $0.1 million.

For pension and postretirement benefits, actuarial gains and losses are accounted for in accordance with U.S. GAAP. Refer to Note 16 of the Notes to the Consolidated Financial Statements for additional discussion.
Contingent Liabilities
The Company has contingent liabilities related to litigation and claims that arise in the normal course of business. The Company accrues for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. Liabilities are recorded based on management’s current judgments as to the probable and reasonably estimable outcome of the contingencies. To the extent that management’s future judgments related to the outcome of the contingencies differ from current expectations or as additional information becomes available, earnings could be impacted in the period such changes occur. See Note 13, “Commitments and Contingencies,” to the Consolidated Financial Statements for a description of these matters.
Other Reserves
Other significant accounting estimates inherent in the preparation of the Company's financial statements include estimates as to the realizability of accounts receivable and inventory assets, as well as estimates used in the determination of liabilities related to customer rebates, warranty, and group health insurance. Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, product mix, and, in some instances, actuarial techniques. The Company re-evaluates these significant factors as facts and circumstances change.
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01). ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the impact of adoption to have a significant impact on the Company’s financial position and will have no impact on the results of operations and cash flows.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820)." The core principle of the guidance is to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. A reporting entity should apply the guidance retrospectively to all periods presented. Earlier application is permitted. The Company adopted ASU No. 2015-07 beginning with the fiscal year ended June 28, 2015. In Note 16, certain investments within the Company's pension plan assets that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The adoption of this ASU did not have any impact on the Company's results of operations, financial position, and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU No. 2015-03 amends the guidance within ASC Topic 835, Interest, to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. In August 2015, the FASB further clarified their views on debt costs incurred in connection with a line of credit arrangement by issuing ASU No. 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU No. 2015-15 amends the guidance within ASC Topic 835 to allow an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. The Company early adopted ASU No. 2015-03 beginning with the fiscal year ended July 3, 2016, and retrospectively as of the fiscal year ended June 28, 2015. As discussed in Note 11, the Company reclassified debt issuance costs, other than debt issuance costs related to the revolving credit facility, from other assets to debt on the Consolidated Balance Sheet. The Company continues to classify debt issuance costs related to the revolving credit facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is only permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
Other Matters
Labor Agreements
The Company has collective bargaining agreements with its unions. These collective bargaining agreements cover approximately 12% of the total employees as of July 3, 2016. These agreements expire at various times beginning in calendar year 2017.
Emissions
The United States Environmental Protection Agency (EPA) has adopted multiple stages of emission regulations for small air cooled engines. The Company currently has a full product offering that complies with the standards in those regulations.
Canada's emission regulations incorporate the EPA emission standards. Canada is currently aligning its small off road engine emission regulations with the EPA's Phase 3 standards. The Company does not anticipate that compliance with these revisions will have a material adverse effect on its financial position or operations, as they will be substantially similar to the existing EPA standards.
The California Air Resources Board (CARB) announced its 2030 Plan which contemplates changing the emission regulations for all mobile sources in phases over the next decade.  CARB anticipates publishing revisions to its existing regulations for small off road engines in calendar year 2016 that harmonize its standards with EPA's Phase 3 standards and eliminate exemptions from its evaporative emissions control requirements. The Company does not anticipate that compliance with these revisions will have a material adverse effect on its financial position or operations as they are expected to be substantially similar to the EPA's existing standards.
The European Union has adopted multiple stages of emission standards for small air cooled engines and will be  implementing regulations in 2019 that align with the EPA's Phase 3 standards. The Company does not anticipate that compliance with these revisions will have a material adverse effect on its financial position or operations as they are substantially similar to the EPA's existing standards.
Australia announced that it will be adopting emission regulations for small air cooled engines in 2016 and 2017 that align with the EPA's Phase 2 and Phase 3 standards. The Company does not anticipate that compliance with these new regulations will have a material adverse effect on its financial position or operations as they are expected to be substantially similar to EPA standards.
China announced that it will be adopting emission regulations for small air cooled engines that align with the EPA's Phase 3 standards to be effective in 2019. The Company does not anticipate that compliance with these standards will have a material adverse effect on its financial position or operations as they are expected to be substantially similar to the EPA's Phase 3 standards.

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
At July 3, 2016, the Company had the following forward foreign exchange contracts outstanding with the notional value shown in local currency and the fair value and fair value (gains) losses shown in U.S. dollars (in thousands):

Hedge Currency	Notional Value	Fair Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	39,935	$29,772	U.S.	$835
Brazilian Real	16,436	$5,335	U.S.	$1,056
Canadian Dollar	8,675	$6,720	U.S.	$60
Chinese Renminbi	171,475	$25,402	U.S.	$472
Euro	41,730	$46,906	U.S.	$(239)
Japanese Yen	587,000	$5,749	U.S.	$(751)
Mexican Peso	3,500	$190	U.S.	$(5)

Amounts invested in the Company's non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Shareholders’ Investment decreased by $4.7 million during fiscal 2016. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on July 3, 2016 was approximately $234.8 million.
Commodity Prices
The Company is exposed to fluctuating market prices for commodities, including steel, natural gas, copper and aluminum. The Company has established programs to manage commodity price fluctuations through contracts that fix the price of certain commodities, some of which are financial derivative instruments. The maturities of these contracts coincide with the expected usage of the commodities for periods up to the next thirty-six months. At July 3, 2016 the Company had the following outstanding commodity derivative contracts with the fair value (gains) losses shown (in thousands):

Hedge Commodity	Notional Value	Fair Value	(Gain) Loss at Fair Value
Natural Gas (Therms)	11,771	$3,911	$142
Interest Rates
The Company is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions. On July 3, 2016, long-term loans consisted of the following (in thousands):

Description	Amount	Maturity	Interest Rate
6.875% Senior Notes	$223,149	December 2020	6.875%
The Senior Notes carry a fixed rate of interest and are therefore not subject to market fluctuation.

The Company is also exposed to interest rate risk associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories through a third party financing source. The Company enters into interest rate swaps to manage a portion of this interest rate risk. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 1.60% for a notional principal amount of $145 million with expiration dates ranging from July 2017 to July 2021.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JULY 3, 2016 AND JUNE 28, 2015
(in thousands)

ASSETS	2016	2015
CURRENT ASSETS:
Cash and Cash Equivalents	$89,839	$118,390
Receivables, Less Reserves of $2,806 and $3,463, Respectively	191,678	215,841
Inventories:
Finished Products	271,718	266,726
Work in Process	104,468	101,285
Raw Materials	9,879	10,677
Total Inventories	386,065	378,688
Deferred Income Tax Asset	44,736	45,871
Prepaid Expenses and Other Current Assets	28,419	36,453
Total Current Assets	740,737	795,243
GOODWILL	161,568	165,522
INVESTMENTS	52,757	30,779
OTHER INTANGIBLE ASSETS, Net	104,164	111,280
LONG-TERM DEFERRED INCOME TAX ASSET	53,467	22,452
OTHER LONG-TERM ASSETS, Net	17,701	16,533
PLANT AND EQUIPMENT:
Land and Land Improvements	14,871	14,584
Buildings	128,218	126,313
Machinery and Equipment	862,312	841,538
Construction in Progress	51,492	52,891
	1,056,893	1,035,326
Less - Accumulated Depreciation	730,620	720,488
Total Plant and Equipment, Net	326,273	314,838
	$1,456,667	$1,456,647

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JULY 3, 2016 AND JUNE 28, 2015
(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2016	2015
CURRENT LIABILITIES:
Accounts Payable	$181,152	$182,676
Accrued Liabilities:
Wages and Salaries	45,149	57,051
Warranty	26,313	29,580
Accrued Postretirement Health Care Obligation	9,394	12,299
Other	56,293	53,510
Total Accrued Liabilities	137,149	152,440
Total Current Liabilities	318,301	335,116
ACCRUED PENSION COST	310,378	208,623
ACCRUED EMPLOYEE BENEFITS	23,483	23,298
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	38,441	47,545
ACCRUED WARRANTY	18,054	18,427
OTHER LONG-TERM LIABILITIES	33,045	26,703
LONG-TERM DEBT	221,339	222,685
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	72,020	77,272
Retained Earnings	1,074,437	1,071,493
Accumulated Other Comprehensive Loss	(338,450)	(279,110)
Treasury Stock at Cost, 14,675 and 13,480 Shares, Respectively	(314,960)	(295,984)
Total Shareholders’ Investment	493,626	574,250
	$1,456,667	$1,456,647

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

FOR THE FISCAL YEARS ENDED JULY 3, 2016, JUNE 28, 2015 AND JUNE 29, 2014
(in thousands, except per share data)

	2016	2015	2014
NET SALES	$1,808,778	$1,894,750	$1,859,060
COST OF GOODS SOLD	1,438,166	1,511,363	1,506,436
RESTRUCTURING CHARGES	8,157	24,288	5,841
Gross Profit	362,455	359,099	346,783
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	305,482	289,916	291,367
RESTRUCTURING CHARGES	2,038	3,000	698
GOODWILL IMPAIRMENT	7,651	—	2,960
TRADENAME IMPAIRMENT	2,683	—	5,500
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	1,760	—	—
Income from Operations	46,361	66,183	46,258
INTEREST EXPENSE	(20,033)	(19,532)	(18,466)
OTHER INCOME, Net	9,028	10,307	9,342
Income Before Income Taxes	35,356	56,958	37,134
PROVISION FOR INCOME TAXES	8,795	11,271	8,787
NET INCOME	$26,561	$45,687	$28,347

EARNINGS PER SHARE
Basic	$0.61	$1.00	$0.59
Diluted	$0.60	$1.00	$0.59

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	43,019	44,392	46,366
Diluted	43,200	44,442	46,436

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

FOR THE FISCAL YEARS ENDED JULY 3, 2016, JUNE 28, 2015 AND JUNE 29, 2014
(in thousands)

	2016	2015	2014
Net Income	$26,561	$45,687	$28,347
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(4,746)	(32,170)	1,168
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax Provision (Benefit) of ($1,659), $1,435, and $1,605, respectively	(2,764)	2,296	2,589
Unrecognized Pension & Postretirement Obligation, Net of Tax Provision (Benefit) of ($31,098), ($33,737), and $16,067, respectively	(51,830)	(53,979)	25,914
Other Comprehensive Income (Loss)	(59,340)	(83,853)	29,671
Total Comprehensive Income (Loss)	$(32,779)	$(38,166)	$58,018

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JULY 3, 2016, JUNE 28, 2015 AND JUNE 29, 2014
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JUNE 30, 2013	$579	$77,004	$1,042,917	$(224,928)	$(227,634)	667,938
Net Income	—	—	28,347	—	—	28,347
Total Other Comprehensive Income, Net of Tax	—	—	—	29,671	—	29,671
Cash Dividends Paid ($0.48 per share)	—	—	(22,798)	—	—	(22,798)
Stock Option Activity, Net of Tax	—	3,269	—	—	6,200	9,469
Restricted Stock	—	(3,322)	—	—	2,423	(899)
Amortization of Unearned Compensation	—	2,737	—	—	—	2,737
Deferred Stock	—	(1,188)	—	—	1,474	286
Shares Issued to Directors	—	(34)	—	—	764	730
Treasury Stock Purchases	—	—	—	—	(43,047)	(43,047)
BALANCES, JUNE 29, 2014	$579	$78,466	$1,048,466	$(195,257)	$(259,820)	$672,434
Net Income	—	—	45,687	—	—	45,687
Total Other Comprehensive Loss, Net of Tax	—	—	—	(83,853)	—	(83,853)
Cash Dividends Paid ($0.50 per share)	—	—	(22,660)	—	—	(22,660)
Stock Option Activity, Net of Tax	—	3,025	—	—	5,793	8,818
Restricted Stock	—	(3,482)	—	—	1,868	(1,614)
Amortization of Unearned Compensation	—	2,625	—	—	—	2,625
Deferred Stock	—	(3,287)	—	—	2,368	(919)
Shares Issued to Directors	—	(75)	—	—	852	777
Treasury Stock Purchases	—	—	—	—	(47,045)	(47,045)
BALANCES, JUNE 28, 2015	$579	$77,272	$1,071,493	$(279,110)	$(295,984)	$574,250
Net Income	—	—	26,561	—	—	26,561
Total Other Comprehensive Loss, Net of Tax	—	—	—	(59,340)	—	(59,340)
Cash Dividends Paid ($0.54 per share)	—	—	(23,617)	—	—	(23,617)
Stock Option Activity, Net of Tax	—	(1,955)	—	—	15,111	13,156
Restricted Stock	—	(3,058)	—	—	584	(2,474)
Amortization of Unearned Compensation	—	3,255	—	—		3,255
Deferred Stock	—	(3,461)	—	—	2,495	(966)
Shares Issued to Directors	—	(33)	—	—	275	242
Treasury Stock Purchases	—	—	—	—	(37,441)	(37,441)
BALANCES, JULY 3, 2016	$579	$72,020	$1,074,437	$(338,450)	$(314,960)	$493,626

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JULY 3, 2016, JUNE 28, 2015 AND JUNE 29, 2014
(in thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$26,561	$45,687	$28,347
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	54,400	52,260	50,343
Stock Compensation Expense	5,109	6,227	7,174
Goodwill and Tradename Impairment	10,334	—	8,460
Pension Settlement Expense	20,245	—	—
Equity in Earnings of Unconsolidated Affiliates	(4,947)	(7,303)	(6,264)
Dividends Received from Unconsolidated Affiliates	6,119	4,628	4,069
Loss on Disposition of Plant and Equipment	751	265	465
Provision (Credit) for Deferred Income Taxes	2,194	7,648	(5,396)
Non-Cash Restructuring Charges	3,903	11,257	4,231
Change in Operating Assets and Liabilities:
Accounts Receivable	23,917	21,461	(29,211)
Inventories	(7,933)	12,079	30,775
Other Current Assets	1,231	5,444	(9,304)
Accounts Payable, Accrued Liabilities and Income Taxes	(17,120)	(2,508)	47,867
Other, Net	(12,941)	(9,049)	(4,477)
Net Cash Provided by Operating Activities	111,823	148,096	127,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(64,161)	(71,710)	(60,371)
Cash Paid for Acquisitions, Net of Cash Acquired	(3,074)	(88,144)	—
Cash Paid for Investment in Unconsolidated Affiliates	(19,100)	—	—
Proceeds Received on Disposition of Plant and Equipment	1,359	2,117	628
Other, Net	(860)	(250)	—
Net Cash Used in Investing Activities	(85,836)	(157,987)	(59,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	—	—	—
Repayments on Long-Term Debt	(1,851)	—	—
Repayments on Short-Term Debt	—	—	(300)
Debt Issuance Costs	(932)	—	(949)
Cash Dividends Paid	(23,617)	(22,559)	(22,697)
Stock Option Exercise Proceeds and Tax Benefits	12,389	5,126	5,402
Treasury Stock Purchases	(37,441)	(47,045)	(43,047)
Net Cash Used in Financing Activities	(51,452)	(64,478)	(61,591)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,086)	(1,909)	478
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,551)	(76,278)	6,223
CASH AND CASH EQUIVALENTS:
Beginning of Year	118,390	194,668	188,445
End of Year	$89,839	$118,390	$194,668
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$18,804	$18,535	$17,499
Income Taxes Paid	$5,980	$4,122	$12,574
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

 FOR THE FISCAL YEARS ENDED JULY 3, 2016, JUNE 28, 2015 AND JUNE 29, 2014
(1) Nature of Operations:
Briggs & Stratton (the “Company”) is a U.S. based producer of gasoline engines and outdoor power equipment. The Company’s Engines segment sells engines worldwide, primarily to original equipment manufacturers of lawn and garden equipment and other gasoline engine powered equipment. The Company’s Products segment designs, manufacturers and markets a wide range of outdoor power equipment, job site products, and related accessories.
(2) Summary of Significant Accounting Policies:
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. The 2016 fiscal year was 53 weeks long, and the 2015 and 2014 fiscal years were each 52 weeks long. All references to years relate to fiscal years rather than calendar years.
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
Receivables: Receivables are recorded at their original carrying value less reserves for estimated uncollectible accounts. The Company estimates and records an allowance for doubtful accounts based on specific identification and historical experience. The Company writes off uncollectible accounts against the allowance for doubtful accounts after all collection efforts have been exhausted.
Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 49% of total inventories at July 3, 2016 and 49% at June 28, 2015. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $61.5 million and $62.6 million higher at the end of fiscal 2016 and 2015, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts. During fiscal 2015, liquidation of LIFO layers generated income of $1.8 million.
Goodwill and Other Intangible Assets: Goodwill reflects the cost of acquisitions in excess of the fair values assigned to identifiable net assets acquired. Goodwill is assigned to reporting units based upon the expected benefit of the synergies of the acquisition.
Other Intangible Assets reflect identifiable intangible assets that arose from purchase acquisitions. Other Intangible Assets are primarily comprised of tradenames, patents and customer relationships. Goodwill and tradenames, which are considered to have indefinite lives, are not amortized; however, both must be tested for impairment at least annually. Amortization is recorded on a straight-line basis for other intangible assets with finite lives. Patents have been assigned an estimated useful life of 15 years. The customer relationships have been assigned an estimated useful life of 14 to 25 years.
The Company performed the required impairment tests in fiscal 2016, 2015 and 2014. The Company recorded non-cash goodwill impairment charges and non-cash intangible asset impairment charges in fiscal 2016 and 2014. There were no goodwill impairment charges or other intangible asset impairment charges recorded in fiscal 2015. Refer to Note 7 for a discussion of the non-cash goodwill impairment charges and the non-cash intangible asset impairment charges recorded in fiscal 2016 and 2014.
Investments: Investments represent the Company’s investments in unconsolidated affiliated companies and marketable securities.
Financial information of the unconsolidated affiliated companies are accounted for by the equity method, generally on a lag of one month or less. Combined results of operations of unconsolidated affiliated companies for the fiscal year (in thousands):

	2016	2015	2014
Results of Operations:
Sales	$287,728	$219,904	$143,007
Cost of Goods Sold	222,426	173,603	116,158
Gross Profit	$65,302	$46,301	$26,849
Net Income	$20,258	$14,957	$13,653
Combined balance sheets of unconsolidated affiliated companies as of fiscal year-end (in thousands):

	2016	2015
Financial Position:
Assets:
Current Assets	$139,673	$99,596
Noncurrent Assets	59,837	43,555
	199,510	143,151
Liabilities:
Current Liabilities	$43,442	$36,630
Noncurrent Liabilities	29,178	9,859
	72,620	46,489
Equity	$126,890	$96,662
Net sales to equity method investees were approximately $98.9 million, $60.1 million and $18.7 million in 2016, 2015 and 2014, respectively. Purchases of finished products from equity method investees were approximately $112.2 million, $104.7 million and $102.4 million in 2016, 2015 and 2014, respectively.

During the third quarter of fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC (the venture) to distribute service parts. The Company contributed non-cash assets in exchange for receiving an ownership interest in the venture. As a result of the transaction, the Company recorded an investment of $6.5 million. In the first quarter of fiscal 2015, a second independent distributor joined the venture and, as a result, the Company recorded an additional investment of $2.8 million. During the second quarter of fiscal 2015 and the first quarter of fiscal 2016, the venture acquired the assets of a third and fourth independent distributor, respectively. During the third quarter of fiscal 2016, the Company contributed $19.1 million in cash as well as non-cash assets in exchange for receiving an additional ownership interest in the venture. Also during the third quarter of fiscal 2016, the venture acquired the assets of the final independent distributor needed to achieve a national distribution network. The Company uses the equity method to account for this investment, and the earnings of the unconsolidated affiliate are allocated between the Engines and Products segments. As of July 3, 2016 and June 28, 2015, the Company's total investment in the venture was $29.5 million and $10.0 million, respectively, and its ownership percentage was 38.0% and 11.9%, respectively. The Company's equity method investments also include entities that are suppliers for the Engines segment.

The Company concluded that its equity method investments are integral to its business. The equity method investments provide manufacturing and distribution functions, which are important parts of its operations. Beginning with the third quarter of fiscal 2016, the Company is prospectively classifying its equity in earnings of unconsolidated affiliates as a separate line item within Income from Operations. For periods prior to the third quarter of fiscal 2016, equity in earnings from unconsolidated affiliates is classified in Other Income, Net in the Consolidated Statements of Operations.

The Company's investment in marketable securities related to its ownership of common stock of a publicly-traded company. The Company classified its investment as available-for-sale securities, and it was reported at fair value. Unrealized gains and losses, net of the related tax effects, were reported as a separate component of Accumulated Other Comprehensive Income (Loss). At June 28, 2015, the investment was not recorded. During the second quarter of fiscal 2016, the Company corrected its investment balance to report it at fair value. The correction, which primarily related to prior periods, was not material. During the fourth quarter of fiscal 2016, the Company sold its investment in marketable securities and recognized a gain of $3.3 million, which is recorded in Other Income, Net in the Consolidated Statements of Operations.
Debt Issuance Costs: Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. The debt issuance costs are recorded as a direct deduction from the carrying value of the debt liability; however, the Company classifies debt issuance costs related to the revolving credit facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. Approximately $0.9 million, $1.0 million and $1.0 million of debt issuance costs and original issue discounts were amortized to interest expense during fiscal years 2016, 2015 and 2014, respectively.
Plant and Equipment and Depreciation: Plant and equipment are stated at historical cost. For financial reporting purposes, plant and equipment are depreciated primarily by the straight line method over the estimated useful lives of the assets which generally range from 3 to 10 years for software, from 20 to 40 years for land improvements, from 20 to 50 years for buildings, and 3 to 20 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in cost of goods sold or engineering, selling, general and administrative expenses.
Depreciation expense was approximately $50.0 million, $48.5 million and $47.2 million during fiscal years 2016, 2015 and 2014, respectively.
Impairment of Property, Plant and Equipment: Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Refer to Note 17 for impairments associated with restructuring actions.
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

	2016	2015
Balance, Beginning of Period	$48,007	$44,744
Payments	(27,874)	(27,366)
Provision for Current Year Warranties	24,262	30,673
Changes in Estimates	(28)	(44)
Balance, End of Period	$44,367	$48,007
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
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for retail customers to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales in fiscal 2016, 2015 and 2014 were financing costs, net of the related gain or loss on interest rate swaps, of $6.6 million, $6.0 million and $5.5 million, respectively.
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
Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and recorded in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations. The amounts charged against income were $20.0 million, $19.9 million and $19.7 million in fiscal 2016, 2015 and 2014, respectively.
Advertising Costs: Advertising costs, included in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations, are expensed as incurred. These expenses totaled $18.0 million in fiscal 2016, $17.5 million in fiscal 2015 and $18.5 million in fiscal 2014.
Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2016, 2015 and 2014 was $5.2 million, $6.6 million and $4.4 million, respectively.
Foreign Currency Translation: Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment. Foreign currency transaction gains and losses are included in the results of operations in the period incurred. The Company recorded pre-tax foreign currency transaction gains of $2.6 million and $3.7 million in fiscal 2016 and 2015, respectively, and losses of $3.9 million during fiscal 2014.
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

Information on earnings per share is as follows (in thousands except per share data):

	Fiscal Year Ended
	July 3, 2016	June 28, 2015	June 29, 2014
Net Income	$26,561	$45,687	$28,347
Less: Earnings Allocated to Participating Securities	(497)	(1,154)	(768)
Net Income available to Common Shareholders	$26,064	$44,533	$27,579
Average Shares of Common Stock Outstanding	43,019	44,392	46,366
Incremental Common Shares Applicable to Common Stock Options and Performance Shares Based on the Common Stock Average Market Price During the Period	181	50	70
Diluted Average Shares of Common Stock Outstanding	43,200	44,442	46,436
Basic Earnings Per Share	$0.61	$1.00	$0.59
Diluted Earnings Per Share	$0.60	$1.00	$0.59
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

	Fiscal Year Ended
	July 3, 2016	June 28, 2015	June 29, 2014
Options to Purchase Shares of Common Stock (in thousands)	408	784	916
Weighted Average Exercise Price of Options Excluded	$20.82	$20.37	$29.62
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

(3) New Accounting Pronouncements:
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2018, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01). ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the impact of adoption to have a significant impact on the Company’s financial position and will have no impact on the results of operations and cash flows.
In May 2015, the FASB issued ASU No. 2015-07, "Fair Value Measurement (Topic 820)." The core principle of the guidance is to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. A reporting entity should apply the guidance retrospectively to all periods presented. Earlier application is permitted. The Company adopted ASU No. 2015-07 beginning with the fiscal year ended June 28, 2015. In Note 16, certain investments within the Company's pension plan assets that are measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The adoption of this ASU did not have any impact on the Company's results of operations, financial position, and cash flows.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03). ASU No. 2015-03 amends the guidance within ASC Topic 835, Interest, to require that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt premiums and discounts. In August 2015, the FASB further clarified their views on debt costs incurred in connection with a line of credit arrangement by issuing ASU No. 2015-15 Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU No. 2015-15 amends the guidance within ASC Topic 835 to allow an entity to defer and present debt issuance costs associated with a line of credit arrangement as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, with early adoption permitted. The Company early adopted ASU No. 2015-03 beginning with the fiscal year ended July 3, 2016 and retrospectively as of the fiscal year ended June 28, 2015. As discussed in Note 11, the Company reclassified debt issuance costs, other than debt issuance costs related to the revolving credit facility, from other assets to debt on the Consolidated Balance Sheet. The Company continues to classify debt issuance costs related to the revolving credit facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, under either full or modified retrospective adoption. Early application is only permitted for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
(4) Accumulated Other Comprehensive Income (Loss):
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Fiscal Year Ended July 3, 2016
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(19,117)	$1,212	$(261,205)	$(279,110)
Other Comprehensive Income (Loss) Before Reclassification	(4,746)	1,147	(117,745)	(121,344)
Income Tax Benefit (Expense)	—	(430)	44,154	43,724
Net Other Comprehensive Income (Loss) Before Reclassifications	(4,746)	717	(73,591)	(77,620)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(7,584)	—	(7,584)
Realized (Gains) Losses - Commodity Contracts (1)	—	901	—	901
Realized (Gains) Losses - Interest Rate Swaps (1)	—	1,113	—	1,113
Amortization of Prior Service Costs (Credits) (2)	—	—	(2,479)	(2,479)
Amortization of Actuarial Losses (2)	—	—	17,051	17,051
Plan Settlement (2)	—	—	20,245	20,245
Total Reclassifications Before Tax	—	(5,570)	34,817	29,247
Income Tax Expense (Benefit)	—	2,089	(13,056)	(10,967)
Net Reclassifications	—	(3,481)	21,761	18,280
Other Comprehensive Income (Loss)	(4,746)	(2,764)	(51,830)	(59,340)
Ending Balance	$(23,863)	$(1,552)	$(313,035)	$(338,450)
(1) Amounts reclassified to net income are included in net sales or cost of goods sold. See Note 15 for information related to derivative financial instruments.
(2) Amounts reclassified to net income are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 16 for information related to pension and postretirement benefit plans.

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
(1) Amounts reclassified to net income are included in net sales or cost of goods sold. See Note 15 for information related to derivative financial instruments.
(2) Amounts reclassified to net income are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 16 for information related to pension and postretirement benefit plans.

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
(1) Amounts reclassified to net income are included in net sales or cost of goods sold. See Note 15 for information related to derivative financial instruments.
(2) Amounts reclassified to net income are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 16 for information related to pension and postretirement benefit plans.

(5) Acquisitions:
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
On May 20, 2015, the Company acquired all of the outstanding shares of Billy Goat Industries, Inc. ("Billy Goat") of Lee's Summit, Missouri for total cash consideration of $28.3 million, net of cash acquired. Billy Goat is a leading manufacturer of specialty turf equipment, which includes aerators, sod cutters, overseeders, power rakes, brush cutters, walk behind blowers, lawn vacuums, and debris loaders. During fiscal 2015, the Company recorded a purchase price allocation based on its estimates of fair value.The purchase price allocation resulted in the recognition of $9.2 million of goodwill, which was allocated to the Products segment, and $16.4 million of intangible assets, including $12.0 million of customer relationships, $4.0 million of tradenames, and $0.4 million of other intangible assets.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 3, 2016 and June 28, 2015 (in thousands):

		Fair Value Measurement Using
	July 3, 2016	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,422	$—	$1,422	$—
Liabilities:
Derivatives	$4,359	$—	$4,359	$—

		Fair Value Measurement Using
	June 28, 2015	Level 1	Level 2	Level 3
Assets:
Derivatives	$4,693	$—	$4,693	$—
Liabilities:
Derivatives	$2,745	$—	$2,745	$—

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
Fair Value of Financial Instruments:
The Company believes that the carrying values of cash and cash equivalents, trade receivables and accounts payable are reasonable estimates of their fair values at July 3, 2016 and June 28, 2015 due to the short-term nature of these instruments. The estimated fair value of the 6.875% Senior Notes due December 2020 is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The estimated fair market values of the Company’s indebtedness is (in thousands):

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Notes	$223,149	$240,164	$225,000	$248,292
Borrowings on Revolver	$—	$—	$—	$—
(7) Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill by reportable segment for the fiscal years ended July 3, 2016 and June 28, 2015 are as follows (in thousands):

	Engines	Products	Total
Goodwill Balance at June 29, 2014	$141,062	$3,460	$144,522
Acquisition	—	24,770	24,770
Effect of Translation	(2,781)	(989)	(3,770)
Goodwill Balance at June 28, 2015	$138,281	$27,241	$165,522
Impairment Loss	—	(7,651)	(7,651)
Acquisitions	—	4,104	4,104
Effect of Translation	(338)	(69)	(407)
Goodwill Balance at July 3, 2016	$137,943	$23,625	$161,568
At July 3, 2016, June 28, 2015 and June 29, 2014, accumulated goodwill impairment losses, as recorded in the Products segment, were $131.4 million, $123.7 million and $123.7 million respectively.
The Company evaluates goodwill for impairment at least annually as of the fiscal year-end and more frequently if events or circumstances indicate that the assets may be impaired. For the goodwill evaluation for one reporting unit, the Company generally first determines based on a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For other reporting units or if the Company's qualitative assessment conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will test goodwill using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the carrying values of each of the Company's reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using an income approach. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company's budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn.
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
The Company performed an interim and annual goodwill impairment test on its Job Site reporting unit as of March 27, 2016 and July 3, 2016, respectively. The Company concluded that the carrying value of the Job Site reporting unit exceeded its fair value. The Company recorded a non-cash goodwill impairment charge in the third quarter of fiscal 2016 of $7.7 million, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. The impairment charge is a non-cash expense that was recorded as a separate component of operating expenses. The goodwill impairment was not deductible for income tax purposes. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility.
The Company’s other intangible assets as of July 3, 2016 and June 28, 2015 are as follows (in thousands) in the table below. After an intangible asset has been fully amortized, it is removed from the table in the subsequent year.

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$7,300	$(5,840)	$1,460	$7,300	$(5,353)	$1,947
Customer Relationships	60,182	(13,507)	46,675	60,182	(10,840)	49,342
Other Intangible Assets	739	(337)	402	739	(98)	641
Effect of Translation	(5,325)	489	(4,836)	(5,071)	547	(4,524)
Total Amortized Intangible Assets	62,896	(19,195)	43,701	63,150	(15,744)	47,406
Unamortized Intangible Assets:
Tradenames	63,967	—	63,967	67,111	—	67,111
Effect of Translation	(3,504)	—	(3,504)	(3,237)	—	(3,237)
Total Unamortized Intangible Assets	60,463	—	60,463	63,874	—	63,874
Total Intangible Assets	$123,359	$(19,195)	$104,164	$127,024	$(15,744)	$111,280
The Company also performs an impairment test of its indefinite-lived intangible assets as of the fiscal year-end and more frequently if events or circumstances indicate that the assets may be impaired. For purposes of the indefinite-lived intangible asset impairment analysis, the Company performs its assessment of fair value based on an income approach using the relief-from-royalty method. The Company determines the fair value of each tradename by applying a royalty rate to a projection of net sales discounted using a risk adjusted cost of capital. Sales growth rates are determined after considering current and future economic conditions, recent sales trends, discussions with customers, planned timing of new product launches and many other variables. Each royalty rate is based on profitability of the business to which it relates and observed market royalty rates.
In fiscal 2016, the Company recorded a non-cash intangible asset impairment charge of $2.7 million. In fiscal 2015, the Company determined that no impairment existed for indefinite-lived intangible assets.
In fiscal 2014, the Company recorded non-cash intangible asset impairment charges of $5.5 million. Based on a combination of factors, predominantly driven by a slower than anticipated recovery of the North American lawn and garden market at that time, the Company’s forecasted cash flow estimates used in the other intangible assets assessment as of June 29, 2014 were adversely impacted. As a result, the Company concluded that the carrying value of a tradename within the Products reporting unit exceeded its fair value as of June 29, 2014. The fiscal 2016 and fiscal 2014 impairment charges did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility.
Amortization expense of other intangible assets amounted to approximately $3.4 million in 2016, $2.8 million in 2015, and $2.2 million in 2014.
The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2017	$3,496
2018	3,406
2019	3,250
2020	2,763
2021	2,763

$15,678

(8) Income Taxes:
Components of income before income taxes consists of the following (in thousands):

	2016	2015	2014
U.S.	$22,203	$38,615	$30,291
Foreign	13,153	18,343	6,843
Total	$35,356	$56,958	$37,134
The provision for income taxes consists of the following (in thousands):

	2016	2015	2014
Current
Federal	$2,649	$(659)	$9,725
State	670	859	733
Foreign	3,282	3,423	3,725
	6,601	3,623	14,183
Deferred
Federal	$2,702	$6,928	$(3,831)
State	193	495	(328)
Foreign	(701)	225	(1,237)
	2,194	7,648	(5,396)
Total	$8,795	$11,271	$8,787

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2016	2015	2014
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	3.4%	2.4%	1.6%
Impact of Foreign Operations and Tax Rates	(7.8)%	(1.2)%	0.7%
Changes to Unrecognized Tax Benefits	2.8%	4.3%	1.2%
U.S. Manufacturers Deduction	(3.7)%	(2.5)%	(4.8)%
Change in Accounting Method (1)	—%	—%	(7.8)%
Research & Development Credit (2)	(10.6)%	(18.1)%	(1.0)%
Goodwill Impairment	7.6%	—%	—%
Other, Net	(1.8)%	(0.1)%	(1.2)%
Effective Tax Rate	24.9%	19.8%	23.7%
(1) "Change in Accounting Method" in fiscal 2014 relates to a taxpayer election filed pursuant to the outcome of a U.S. court case that provided the Company authority to record a tax benefit of $2.9 million for the permanent exclusion of qualified export activity from prior years’ taxable income.
(2) "Research & Development Credit” in fiscal 2016 includes current year and prior year federal research & development credit due to the reenactment of the credit during fiscal 2016.  In fiscal 2015, this item primarily relates to federal research & development tax credits associated with the completion of a research & development tax credit analysis of prior fiscal years.
The components of deferred income taxes were as follows (in thousands):

Current Asset (Liability):	2016	2015
Difference Between Book and Tax Related to:
Inventory	$13,360	$12,159
Payroll Related Accruals	4,808	4,980
Warranty Reserves	9,747	11,065
Workers Compensation Accruals	2,812	2,421
Other Accrued Liabilities	10,117	11,432
Miscellaneous	3,892	3,814
Deferred Income Tax Asset (Liability)	$44,736	$45,871
Long-Term Asset (Liability):
Difference Between Book and Tax Related to:
Pension Cost	$90,016	$53,237
Accumulated Depreciation	(41,319)	(43,484)
Intangibles	(56,755)	(58,180)
Accrued Employee Benefits	39,083	43,428
Postretirement Health Care Obligation	14,107	15,838
Warranty	6,770	6,910
Valuation Allowance	(19,371)	(17,198)
Net Operating Loss/State Credit Carryforwards	24,942	22,694
Miscellaneous	(4,011)	(1,016)
Deferred Income Tax Asset (Liability)	$53,462	$22,229
Total deferred tax assets were $200.3 million and $170.8 million as of July 3, 2016 and June 28, 2015, respectively. Total deferred tax liabilities were $102.1 million and $102.7 million as of July 3, 2016 and June 28, 2015, respectively. During fiscal 2016, the total valuation allowance increased by $2.2 million.

Deferred tax assets were generated during the current year as a result of foreign income tax loss carryforwards in the amount of $0.9 million. At July 3, 2016, there are $5.6 million of foreign income tax loss carryforwards, consisting of $3.6 million that have no expiration date, and $2.0 million that will expire within the next 5 to 10 years. A deferred tax asset of $19.3 million exists at July 3, 2016 related to state income tax losses and state tax credit carryforwards. If not utilized against future taxable income, this amount will expire from 2017 through 2027. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. At July 3, 2016, a valuation allowance of $3.5 million is recorded for the foreign losses which the Company believes are unlikely to be realized in the future. In addition, a valuation allowance of $15.9 million is recorded related to state tax credits that are unlikely to be realized.
The Company does not record deferred income taxes applicable to undistributed earnings of foreign subsidiaries for which the Company intends to reinvest such earnings indefinitely outside of the U.S. The undistributed earnings amounted to approximately $77.4 million at July 3, 2016. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
The change to the gross unrecognized tax benefits of the Company during the fiscal year ended July 3, 2016 and June 28, 2015 is reconciled as follows:
Unrecognized Tax Benefits (in thousands):

	2016	2015	2014
Beginning Balance	$10,551	$7,657	6,949
Changes based on tax positions related to prior year	(208)	4,573	380
Additions based on tax positions related to current year	579	691	378
Settlements with taxing authorities	—	(2,120)	—
Lapse of statute of limitations	—	(250)	(50)
Ending Balance	$10,922	$10,551	$7,657
As of July 3, 2016, gross unrecognized tax benefits that, if recognized, would impact the effective tax rate were $9.3 million. There is a reasonable possibility that approximately $4.1 million of the liability for uncertain tax positions may be settled within the next twelve months due to the resolution of audits or expiration of statutes of limitations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total expense recognized for fiscal years 2016, 2015 and 2014 was $0.2 million, $0.1 million, and $0.1 million, respectively.
As of July 3, 2016 and June 28, 2015, the Company had $1.4 million and $1.2 million, respectively, accrued for the payment of interest and penalties.
At July 3, 2016 and June 28, 2015, the liability for uncertain tax positions, inclusive of interest and penalties, was $12.3 million and $11.8 million, respectively, which is recorded as an other long-term liability within the Consolidated Balance Sheets.
Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is currently under audit for the fiscal years 2010 through 2013, and is no longer subject to U.S. federal income tax examinations before fiscal 2010. The Company is also currently under audit by various state and foreign jurisdictions. The Company is no longer subject to tax examinations before fiscal 2006 in its major foreign jurisdictions.

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

	2016	2015	2014
NET SALES:
Engines	$1,142,815	$1,208,914	$1,219,627
Products	772,154	788,564	736,312
Eliminations	(106,191)	(102,728)	(96,879)
	$1,808,778	$1,894,750	$1,859,060
GROSS PROFIT:
Engines	$252,833	$267,778	$257,441
Products	110,944	89,268	87,682
Eliminations	(1,322)	2,053	1,660
	$362,455	$359,099	$346,783
SEGMENT INCOME (LOSS) (1)
Engines	$60,645	$93,880	$78,300
Products	(9,775)	(22,447)	(27,438)
Eliminations	(1,322)	2,053	1,660
	$49,548	$73,486	$52,522
Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates(1)	3,187	7,303	6,264
Income from Operations	$46,361	$66,183	$46,258
INTEREST EXPENSE	(20,033)	(19,532)	(18,466)
OTHER INCOME, Net	9,028	10,307	9,342
Income Before Income Taxes	35,356	56,958	37,134
PROVISION FOR INCOME TAXES	8,795	11,271	8,787
Net Income	$26,561	$45,687	$28,347

ASSETS:
Engines	$984,119	$978,983	$1,045,575
Products	546,104	565,048	503,609
Eliminations	(73,556)	(87,384)	(102,319)
	$1,456,667	$1,456,647	$1,446,865
CAPITAL EXPENDITURES:
Engines	$58,186	$59,997	$56,230
Products	5,975	11,713	4,141
	$64,161	$71,710	$60,371
DEPRECIATION & AMORTIZATION:
Engines	$44,480	$42,240	$39,456
Products	9,920	10,020	10,887
	$54,400	$52,260	$50,343
(1) The Company concluded that its equity method investments are integral to its business. Beginning with the third quarter of fiscal 2016, the Company is prospectively classifying its equity in earnings of unconsolidated affiliates as a separate line item within Income from Operations. For periods prior to the third quarter of fiscal 2016, equity in earnings from unconsolidated affiliates is classified in Other Income, Net. For all periods presented, equity in earnings from unconsolidated affiliates is included in segment income (loss).
Pre-tax restructuring charges, acquisition-related charges, and pension settlement charges impact on gross profit is as follows (in thousands):

	2016	2015	2014
Engines	$11,599	$—	$3,099
Products	7,943	25,710	2,742
Total	$19,542	$25,710	$5,841
Pre-tax restructuring charges, acquisition-related charges, goodwill and tradename impairment, pension settlement charges, and litigation charges impact on segment income (loss) is as follows (in thousands):

	2016	2015	2014
Engines	$24,424	$—	$3,524
Products	19,451	29,403	11,475
Total	$43,875	$29,403	$14,999
Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2016	2015	2014
United States	$1,299,003	$1,312,485	$1,293,558
All Other Countries	509,775	582,265	565,502
Total	$1,808,778	$1,894,750	$1,859,060
Information regarding the Company’s net plant and equipment based on geographic location (in thousands):

	2016	2015	2014
United States	$309,089	$296,124	$281,029
All Other Countries	17,184	18,714	15,978
Total	$326,273	$314,838	$297,007
Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales (in thousands):

	2016		2015		2014
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$229,899	13%	$266,038	14%	$293,225	16%
MTD	235,220	13%	228,430	12%	235,141	13%
	$465,119	26%	$494,468	26%	$528,366	29%

(10) Leases:
The Company leases certain facilities, vehicles, and equipment under operating leases. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2016, 2015 and 2014 was $19.3 million, $19.5 million and $20.1 million, respectively.
Future minimum lease commitments for all non-cancelable operating leases as of July 3, 2016 are as follows (in thousands):

Fiscal Year	Commitments
2017	$13,849
2018	10,397
2019	7,187
2020	4,234
2021	2,507
Thereafter	25,226
Total future minimum lease commitments	$63,400
(11) Indebtedness:
The following is a summary of the Company’s indebtedness (in thousands):

	2016	2015
Multicurrency Credit Agreement	$—	$—
Total Short-Term Debt	$—	$—

6.875% Senior Notes	$223,149	$225,000
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	1,810	2,315
Total Long-Term Debt	$221,339	$222,685
6.875% Senior Notes
On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.
Additionally, under the terms of the indentures and credit agreements governing the Senior Notes, Briggs & Stratton Power Products Group, LLC became a joint and several guarantor of amounts outstanding under the Senior Notes. Refer to Note 19 for subsidiary guarantor financial information.
Multicurrency Credit Agreement
On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company's $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the amendment to the Revolver, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. There were no borrowings under the revolving credit facility as of July 3, 2016 and June 28, 2015.

Borrowings under the Revolver by the Company bear interest at a rate per annum equal to, at its option, either:
(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 1.25% to 2.25%, depending on the Company’s average net leverage ratio; or
(2) the higher of (a) the federal funds rate plus 0.50%; (b) the bank's prime rate; or (c) the adjusted LIBO rate for a one-month interest period plus 1.00% plus a margin varying from 0.25% to 1.25%. In addition, the Company is subject to a 0.18% to 0.35% commitment fee and a 1.25% to 2.25% letter of credit fee, depending on the Company’s average net leverage ratio.
The Revolver contains covenants that the Company considers usual and customary for an agreement of this type, including a maximum average leverage ratio and minimum interest coverage ratio. Under the terms of the Revolver, Briggs & Stratton Power Products Group, LLC is a joint and several guarantor of amounts outstanding under the Revolver. Refer to Note 19 for subsidiary guarantor financial information.
The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with our affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio.
(12) Other Income, Net:
The components of Other Income, Net are as follows (in thousands):

	2016	2015	2014
Interest Income	$695	$1,317	$1,540
Equity in Earnings of Unconsolidated Affiliates	3,187	7,303	6,264
Gain on sale of investment in marketable securities	3,343	—	—
Other Items	1,803	1,687	1,538
Total	$9,028	$10,307	$9,342

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
On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint sought an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class was certified and discovery was concluded. Both parties moved for summary judgment, which was fully briefed on December 23, 2014. The court denied both sides’ motions on September 3, 2015, concluding that factual issues were present which precluded summary judgment and should be determined by the jury at trial.  The Company filed a motion requesting permission to appeal the court’s decision on an interlocutory basis. The plaintiffs also moved the court to clarify its decision. Upon the request of all parties, the court stayed any further decisions in the matter pending mediation in mid-December 2015. The mediation led to an agreement in principle to settle this case for an aggregate payment of $3.95 million covering both claimed benefits and plaintiffs’ attorneys fees, which resulted in a contribution of $1.975 million from the Company and $1.975 million from a third party insurance provider. The Company recorded a total charge of $1.975 million as Engineering, Selling, General and Administrative Expense on the Condensed Consolidated Statements of Operations in the second quarter of fiscal 2016 related to this matter. The parties filed a signed Stipulation of Settlement with the court on April 12, 2016 and the court held a hearing on the fairness, reasonableness and adequacy of the terms and conditions of the settlement and on the fee petition of the plaintiffs' counsel on August 11, 2016. The court approved the settlement following that hearing.
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
The trial began on September 8, 2015, and on September 18, 2015, the jury returned its verdict, finding that BSPPG’s current mower deck designs do not infringe the Exmark patent. As to the older designs, the jury awarded Exmark $24.3 million in damages and found that the infringement was willful, allowing the judge to enhance the jury’s damages award post-trial by up to three times. Also on September 18, 2015, the U.S. Court of Appeals for the Federal Circuit issued its decision in an unrelated case, SCA Hygiene Products Aktiebolag SCA Personal Care, Inc. v. First Quality Baby Products, LLC, et al. (Case No. 2013-1564) (“SCA”), confirming the availability of laches as a defense to patent infringement claims. Laches is an equitable doctrine that may bar a patent owner from obtaining damages prior to commencing suit, in circumstances in which the owner knows or should have known its patent was being infringed for more than six years. Although the court in the Exmark case ruled before trial that BSPPG could not rely on the defense of laches, as a result of the subsequent SCA decision, the court held a bench trial on that defense on October 21 and 22, 2015. On May 2, 2016, the United States Supreme Court agreed to review the SCA decision.
The parties submitted post-trial motions and briefing related to: damages; willfulness; laches; attorney fees; enhanced damages; and prejudgment/post-judgment interest and costs.  All post-trial motions and briefing were completed on December 18, 2015.  On May 11, 2016, the court ruled on those post-trial motions and entered judgment against BSPPG and in favor of Exmark in the amount of $24.3 million in compensatory damages, an additional $24.3 million in enhanced damages, and $1.5 million in pre-judgment interest along with post-judgment interest and costs to be determined. BSPPG and the Company strongly disagree with the jury verdict, certain rulings made before and during trial, and the May 11, 2016 post-trial rulings. BSPPG has appealed to the U.S. Court of Appeals for the Federal Circuit on several bases, including the issues of obviousness and invalidity of Exmark’s patent, the damages calculation, willfulness and laches.
In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the likelihood of successful appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of July 3, 2016.
Although it is not possible to predict with certainty the outcome of these and other unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

(14) Stock Incentives:
Effective October 20, 2004, a total of 8,000,000 shares of common stock (as adjusted for the fiscal 2005 2-for-1 stock split) were originally reserved for future issuance pursuant to the Company's Incentive Compensation Plan, and as a result of an amendment approved by shareholders on October 21, 2009 an additional 2,481,494 shares were reserved. On October 15, 2014, the Company's shareholders approved the 2014 Omnibus Incentive Plan, which constituted a complete amendment and restatement of the Company's Incentive Compensation Plan and under which 3,760,000 shares of common stock were reserved for future issuance (plus any shares remaining available for issuance under the Incentive Compensation Plan as of that date). Similar to the Incentive Compensation Plan, in accordance with the 2014 Omnibus Incentive Plan, the Company can issue to eligible participants stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash bonus awards subject to certain annual limitations. The plans also allow participants to defer the payment of awards and the Company to issue directors’ fees in stock. Stock-based compensation vests in accordance with the applicable plan but can become immediately exercisable upon eligible recipients' departure from the Company or upon reaching retirement age, subject to approval of the Compensation Committee.
Stock-based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. During fiscal 2016, 2015 and 2014, the Company recognized stock-based compensation expense of approximately $5.1 million, $6.2 million and $7.2 million, respectively.
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

Options Granted During	2016	2015	2014
Grant Date Fair Value	$3.72	$3.81	$5.19
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	1.7%	1.6%	1.6%
Expected Volatility	25.1%	27.9%	41.3%
Expected Dividend Yield	2.5%	2.7%	2.5%
Expected Term (in Years)	5.5	5.5	5.0

Information on the options outstanding is as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2013	3,371,268	$25.97
Granted During the Year	407,860	20.82
Exercised During the Year	(273,394)	19.76
Expired During the Year	(1,088,368)	32.82
Balance, June 29, 2014	2,417,366	$22.71
Granted During the Year	557,170	18.83
Exercised During the Year	(260,726)	19.66
Expired During the Year	(536,960)	35.78
Balance, June 28, 2015	2,176,850	$18.86
Granted During the Year	501,990	19.90
Exercised During the Year	(697,309)	17.77
Expired During the Year	(136,988)	19.88
Balance, July 3, 2016	1,844,543	$19.48	5.68	$2,945
Exercisable, July 3, 2016	377,523	$18.45	1.01	$994

The total intrinsic value of options exercised during fiscal year 2016 was $2.0 million. The exercise of options resulted in cash receipts of $12.4 million in fiscal 2016. The total intrinsic value of options exercised during fiscal 2015 was $0.2 million. The exercise of options resulted in cash receipts of $5.1 million in fiscal 2015. The total intrinsic value of options exercised during fiscal 2014 was $0.6 million. The exercise of options resulted in cash receipts of $5.4 million in fiscal 2014.

Options Outstanding (as of July 3, 2016)
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2012	8/16/2011	8/16/2014	8/31/2016	$16.20	57,498
2013	8/14/2012	8/14/2015	8/31/2017	$18.85	320,025
2014	8/20/2013	8/20/2016	8/31/2018	$20.82	407,860
2015	10/21/2014	10/21/2017	10/21/2024	$18.83	557,170
2016	8/18/2015	8/18/2018	8/18/2025	$19.90	501,990

Below is a summary of the status of the Company’s nonvested shares as of July 3, 2016, and changes during the year then ended:

	Deferred Stock / RSU		Restricted Stock		Stock Options		Performance Shares
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares/units, June 28, 2015	282,317	$18.90	802,110	$18.40	1,364,880	$4.52	358,726	$19.38
Granted	59,226	19.80	143,760	19.90	501,990	3.72	120,451	19.91
Cancelled	(2,150)	20.21	(25,810)	19.56	—	—	(12,040)	19.35
Vested	(205,178)	18.71	(269,615)	18.23	(399,850)	4.83	(124,424)	20.15
Nonvested shares/units, July 3, 2016	134,215	$19.56	650,445	$18.76	1,467,020	$4.16	342,713	$19.29
As of July 3, 2016, there was $7.9 million of total unrecognized compensation cost related to nonvested stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.5 years. The total fair value of shares vested during fiscal 2016 and 2015 was $13.2 million and $11.4 million, respectively.
During fiscal years 2016, 2015 and 2014, the Company issued 143,760, 158,280 and 146,320 shares of restricted stock, respectively. For restricted stock issued prior to October 15, 2014, the restricted stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. For restricted stock issued after October 15, 2014, the restricted stock vests on the third anniversary date of the grant provided the recipient is still employed by the Company. The aggregate market value on the date of issue was approximately $2.9 million, $3.3 million and $2.8 million in fiscal 2016, 2015 and 2014, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period (issuances prior to October 15, 2014) or the three-year vesting period (issuances after October 15, 2014).
The Company issued 39,049, 36,975 and 35,433 deferred shares to its directors in lieu of directors' fees in fiscal 2016, 2015 and 2014, respectively, under this provision of the plans.
The Company issued 20,177, 25,181 and 29,120 shares of deferred shares / RSU to its officers and key employees in fiscal 2016, 2015 and 2014, respectively. The aggregate market value on the date of grant was approximately $0.4 million, $0.5 million and $0.6 million, respectively. For deferred stock issued prior to October 15, 2014, the deferred stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. For restricted stock units (RSU) issued after October 15, 2014, the restricted stock vests on the third anniversary date of the grant provided the recipient is still employed by the Company.

The Company granted 120,451, 125,853, and 128,371 performance shares or performance share units in fiscal 2016, 2015, and 2014, respectively. A maximum of two shares of Briggs & Stratton common stock per performance share or performance share unit may be awarded to recipients if certain performance targets are met at the end of the vesting period. The aggregate market value on the date of grant was approximately $2.4 million, $2.4 million, and $2.5 million in fiscal 2016, 2015, and 2014, respectively. Beginning in fiscal 2015, the Company transitioned from granting performance shares that vest based on the performance of the Company's share price as compared to a comparator group of companies to performance share units that vest based on Company-specific performance goals. The performance share units are valued at the Company's share price on the date of grant multiplied by the probability of achieving payout. The Monte Carlo valuation methodology was used to value performance shares granted in fiscal 2014. Expense for each of the awards granted in fiscal 2016, fiscal 2015, and fiscal 2014 is recognized ratably over the three-year vesting period. The Monte-Carlo valuation model simulates a range of possible future stock prices for the Company and the components of a peer group to estimate the probability that a vesting condition will be achieved. In determining valuation assumptions for the Monte Carlo model, the Company considers historic and observable market data. Assumptions used in the Monte Carlo valuation model for performance shares granted during fiscal 2014 include the following:

Performance Shares Granted During	2014
Assumptions:
Risk-free Interest Rate	0.7%
Expected Volatility	32.1%
Expected Dividend Yield (Dividends are Assumed Reinvested)	—%
Expected Term (in Years)	2.86
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2016	2015	2014
Stock Options:
Pretax compensation expense	$1,763	$1,680	$2,065
Tax benefit	(661)	(638)	(791)
Stock option expense, net of tax	$1,102	$1,042	$1,274
Restricted Stock:
Pretax compensation expense	$2,750	$2,416	$2,563
Tax benefit	(1,031)	(918)	(982)
Restricted stock expense, net of tax	$1,719	$1,498	$1,581
Deferred Stock:
Pretax compensation expense	$102	$339	$685
Tax benefit	(38)	(129)	(252)
Deferred stock expense, net of tax	$64	$210	$433
Performance Shares:
Pretax compensation expense	$494	$1,792	$1,861
Tax benefit	(185)	(681)	(713)
Performance Share expense, net of tax	$309	$1,111	$1,148
Total Stock-Based Compensation:
Pretax compensation expense	$5,109	$6,227	$7,174
Tax benefit	(1,915)	(2,366)	(2,738)
Total stock-based compensation, net of tax	$3,194	$3,861	$4,436

(15) Derivative Instruments & Hedging Activities:
The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 1.60% for a notional principal amount of $145 million with expiration dates ranging from July 2017 to July 2021.
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
The Company has considered the counterparty credit risk related to all its interest rate, foreign currency, and commodity derivative contracts and does not deem any counterparty credit risk material at this time.
The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of July 3, 2016 and June 28, 2015, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		July 3, 2016	June 28, 2015
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	145,000	95,000
Foreign Currency:
Australian Dollar	Sell	39,935	29,473
Brazilian Real	Buy	16,436	22,443
Canadian Dollar	Sell	8,675	9,326
Chinese Renminbi	Buy	171,475	259,350
Euro	Sell	41,730	62,740
Japanese Yen	Buy	587,000	711,000
Mexican Peso	Sell	3,500	—
Commodity:
Natural Gas (Therms)	Buy	11,771	11,324

The location and fair value of derivative instruments reported in the Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	July 3, 2016	June 28, 2015
Interest rate contracts:
Other Long-Term Liabilities	$(1,367)	$(1,034)
Foreign currency contracts:
Other Current Assets	1,356	4,417
Other Long-Term Assets, Net	2	276
Accrued Liabilities	(2,601)	(1,041)
Other Long-Term Liabilities	(185)	(43)
Commodity contracts:
Other Long-Term Assets, Net	64	—
Accrued Liabilities	(190)	(493)
Other Long-Term Liabilities	(16)	(134)
	$(2,937)	$1,948
The effect of derivatives designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Twelve months ended July 3, 2016
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(213)	Net Sales	$(1,113)	$—
Foreign currency contracts – sell	(2,187)	Net Sales	5,554	—
Foreign currency contracts – buy	(664)	Cost of Goods Sold	2,030	—
Commodity contracts	300	Cost of Goods Sold	(901)	—
	$(2,764)		$5,570	$—

	Twelve months ended June 28, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$79	Net Sales	$(1,222)	$—
Foreign currency contracts – sell	2,086	Net Sales	12,353	—
Foreign currency contracts – buy	228	Cost of Goods Sold	(1,003)	—
Commodity contracts	(97)	Cost of Goods Sold	(521)	—
	$2,296		$9,607	$—

	Twelve months ended June 29, 2014
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(254)	Net Sales	$(1,209)	$—
Foreign currency contracts – sell	(717)	Net Sales	(1,024)	—
Foreign currency contracts – buy	182	Cost of Goods Sold	(1,109)	—
Commodity contracts	3,378	Cost of Goods Sold	(5,630)	—
	$2,589		$(8,972)	$—
During the next twelve months, the amount of the July 3, 2016 Accumulated Other Comprehensive Income (Loss) balance that is expected to be reclassified into losses is $1.0 million.
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

The Company had the following forward currency contracts outstanding at the end of fiscal 2016 with the notional value shown in local currency and the contract value, fair value, and (gain) loss at fair value shown in U.S. dollars:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	39,935	28,937	29,772	835	U.S.	August 2017
Brazilian Real	Buy	16,436	6,391	5,335	1,056	U.S.	March 2017
Canadian Dollar	Sell	8,675	6,660	6,720	60	U.S.	August 2017
Chinese Renminbi	Buy	171,475	25,874	25,402	472	U.S.	September 2017
Euro	Sell	41,730	47,145	46,906	(239)	U.S.	November 2017
Japanese Yen	Buy	587,000	4,998	5,749	(751)	U.S.	January 2017
Mexican Peso	Sell	3,500	195	190	(5)	U.S.	August 2016

The Company had the following forward currency contracts outstanding at the end of fiscal 2015 with the notional value shown in local currency and the contract value, fair value, and (gain) loss at fair value shown in U.S. dollars:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	29,473	22,966	22,329	(637)	U.S.	August 2016
Brazilian Real	Buy	22,443	7,280	7,470	(190)	U.S.	February 2016
Canadian Dollar	Sell	9,326	7,599	7,558	(41)	U.S.	February 2016
Chinese Renminbi	Buy	259,350	40,523	41,127	(604)	U.S.	November 2016
Euro	Sell	62,740	72,697	70,338	(2,359)	U.S.	September 2016
Japanese Yen	Buy	711,000	5,984	5,762	222	U.S.	August 2016
The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2016, 2015, or 2014.

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

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2016	2015	2016	2015
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	3.75%	4.55%	3.60%	4.20%
Expected Long-Term Rate of Return on Plan Assets	7.25%	7.50%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$1,186,777	$1,173,147	$81,290	$96,457
Service Cost	3,532	3,432	262	295
Interest Cost	52,110	49,782	3,170	3,568
Plan Settlements	(47,102)	—	—	—
Plan Participant Contributions	—	—	1,572	1,510
Actuarial (Gain) Loss	75,135	35,287	(1,909)	(5,961)
Benefits Paid	(73,527)	(74,871)	(13,891)	(14,579)
Projected Benefit Obligation at End of Year	$1,196,925	$1,186,777	$70,494	$81,290
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$974,926	$1,043,466	$—	$—
Actual Return on Plan Assets	26,059	3,317	—	—
Plan Participant Contributions	—	—	1,572	1,510
Employer Contributions	3,229	3,014	12,319	13,069
Benefits Paid	(73,527)	(74,871)	(13,891)	(14,579)
Plan Settlements	(47,102)	—	—	—
Fair Value of Plan Assets at End of Year	$883,585	$974,926	$—	$—
Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(313,340)	$(211,851)	$(70,494)	$(81,290)
Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(310,378)	$(208,623)	$—	$—
Accrued Wages and Salaries	(2,962)	(3,228)	—	—
Accrued Postretirement Health Care Obligation	—	—	(38,441)	(47,545)
Accrued Liabilities	—	—	(9,125)	(12,025)
Accrued Employee Benefits	—	—	(22,928)	(21,720)
Net Amount Recognized at End of Year	$(313,340)	$(211,851)	$(70,494)	$(81,290)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax:
Net Actuarial Loss	$(303,714)	$(249,279)	$(12,301)	$(15,468)
Prior Service Credit (Cost)	(334)	(443)	2,873	4,487
Net Amount Recognized at End of Year	$(304,048)	$(249,722)	$(9,428)	$(10,981)
The accumulated benefit obligation for all defined benefit pension plans was $1,196 million and $1,186 million at July 3, 2016 and June 28, 2015, respectively.

The Company recognizes the funded status of its pension plan in the Consolidated Balance Sheets. The funded status is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. Pension plan liabilities are revalued annually, or when an event occurs that requires remeasurement, based on updated assumptions and information about the individuals covered by the plan.
The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate, mortality tables, and the expected rate of return on plan assets. The discount rate is selected using a methodology that matches plan cash flows with a selection of Standard and Poor’s AA or higher rated bonds, resulting in a discount rate that is consistent with a bond yield curve with comparable cash flows. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance.
For pension and other postretirement plans, accumulated actuarial gains and losses in excess of a 10 percent corridor are amortized on a straight-line basis from the date recognized over the average remaining life expectancy of all participants. Any prior service costs are amortized on a straight-line basis over the average remaining service of impacted employees at the time the unrecognized prior service cost was established. Approximately half of the costs related to defined pension benefit and other postretirement plans are included in cost of sales; the remainder is included in selling, general and administrative expenses.
The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$3,532	$3,432	$7,645	$262	$295	$333
Interest Cost on Projected Benefit Obligation	52,110	49,782	53,743	3,170	3,568	4,565
Expected Return on Plan Assets	(71,202)	(74,638)	(74,152)	—	—	—
Amortization of:
Prior Service Cost (Credit)	180	180	180	(2,659)	(2,758)	(2,895)
Actuarial Loss	13,007	13,262	25,105	3,234	4,316	5,527
Plan Settlements	20,245	—	—	—	—	—
Net Periodic Expense (Income)	$17,872	$(7,982)	$12,521	$4,007	$5,421	$7,530
Significant assumptions used in determining net periodic expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2016	2015	2014	2016	2015	2014
Discount Rate	4.55%	4.40%	5.00%	4.20%	3.95%	4.40%
Expected Return on Plan Assets	7.50%	8.00%	8.25%	n/a	n/a	n/a
Compensation Increase Rate	n/a	n/a	3.0-4.0%	n/a	n/a	n/a
The amounts in Accumulated Other Comprehensive Income (Loss) that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Prior Service Cost (Credit)	$180	$(2,654)
Net Actuarial Loss	16,809	2,746
The “Other Postretirement Benefit” plans are unfunded.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. The complaint sought an injunction preventing the alleged unilateral termination or reduction in insurance coverage to the class of retirees, a permanent injunction preventing defendants from ever making changes to the retirees' insurance coverage, restitution with interest (if applicable) and attorneys' fees and costs. A class was certified and discovery was concluded. Both parties moved for summary judgment, which was fully briefed on December 23, 2014. The court denied both sides’ motions on September 3, 2015, concluding that factual issues were present which precluded summary judgment and should be determined by the jury at trial.  The Company filed a motion requesting permission to appeal the court’s decision on an interlocutory basis. The plaintiffs also moved the court to clarify its decision. Upon the request of all parties, the court stayed any further decisions in the matter pending mediation in mid-December 2015. The mediation led to an agreement in principle to settle this case for an aggregate payment of $3.95 million covering both claimed benefits and plaintiffs’ attorneys fees, which resulted in a contribution of $1.975 million from the Company and $1.975 million from a third party insurance provider. The Company recorded a total charge of $1.975 million as Engineering, Selling, General and Administrative Expense on the Condensed Consolidated Statements of Operations in the second quarter of fiscal 2016 related to this matter. The parties filed a signed Stipulation of Settlement with the court on April 12, 2016 and the court held a hearing on the fairness, reasonableness and adequacy of the terms and conditions of the settlement and on the fee petition of the plaintiffs' counsel on August 11, 2016. The court approved the settlement following that hearing.
For measurement purposes a 6.3% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2016 decreasing gradually to 4.5% for the fiscal year 2038. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point, would increase the accumulated postretirement benefit by $1.1 million and would increase the service and interest cost by $0.1 million for fiscal 2016. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $1.2 million and decrease the service and interest cost by $0.1 million for the fiscal year 2016.
In the third quarter of fiscal 2016, the Company initiated a limited offer for former employees with vested benefits to elect to receive a lump sum payout of their benefits. This program reduced the size of the pension plan while allowing former employees who accepted the offer to control the investment of their retirement funds. The Company completed this program during the fourth quarter of fiscal 2016. As a result of this program, the Company recognized pension settlement expense of $20.2 million ($13.2 million after tax) during fiscal 2016.
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

The Company’s pension plan’s current target and asset allocations at July 3, 2016 and June 28, 2015, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2016	2015
Domestic Equities	20%-28%	23%	22%
International Equities	7%-17%	14%	13%
Alternatives	0%-15%	10%	12%
Fixed Income	48%-52%	50%	50%
Cash Equivalents	0%-2%	3%	3%
		100%	100%
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

The fair value of the major categories of the pension plans’ investments are presented below (in thousands):

		July 3, 2016
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$26,558	$26,558	$—	$—
Fixed Income Securities:		441,869	—	441,869	—
Equity Securities:
U.S. common stocks		205,343	205,343	—	—
International mutual funds		126,589	126,589	—	—
Other Investments:
Venture capital funds	(A) (E)	40,470	—	—	—
Debt funds	(B) (E)	7,227	—	—	—
Real estate funds	(C) (E)	2,608	—	—	—
Private equity funds	(D) (E)	32,921	—	—	—
Fair Value of Plan Assets at End of Year		$883,585	$358,490	$441,869	$—

		June 28, 2015
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$28,378	$28,378	$—	$—
Fixed Income Securities:		481,576	—	481,576	—
Equity Securities:
U.S. common stocks		216,131	216,131	—	—
International mutual funds		127,423	127,423	—	—
Other Investments:
Venture capital funds	(A) (E)	47,289	—	—	—
Debt funds	(B) (E)	14,042	—	—	—
Real estate funds	(C) (E)	6,104	—	—	—
Private equity funds	(D) (E)	53,983	—	—	—
Fair Value of Plan Assets at End of Year		$974,926	$371,932	$481,576	$—

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

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

Contributions
On July 6, 2012, the Moving Ahead for Progress in the 21st Century Act (MAP-21 Act) was signed into law. The MAP-21 Act included certain pension-related provisions which included changes to the methodology used to determine discount rates for ERISA funding purposes for qualified defined benefit pension plans. Based on historical interest rates, the MAP-21 Act allows plan sponsors to utilize a higher discount rate to value pension liabilities, which results in lower required pension plan contributions under ERISA. On August 8, 2014, the Highway and Transportation Funding Act of 2014 (HATFA Act) was enacted. The HATFA Act extends the pension provisions included in the MAP-21 Act. During fiscal 2016, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2017 and fiscal 2018. The Company may be required to make further contributions in future years depending on the actual return on plan assets and the funded status of the plan in future periods.
Estimated Future Benefit Payments
Projected benefit payments from the plans as of July 3, 2016 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life
2017	$74,476	$2,964	$7,778	$1,345
2018	74,240	2,983	7,094	1,365
2019	74,093	3,136	5,924	1,383
2020	73,811	3,159	5,104	1,398
2021	73,367	3,200	4,250	1,409
2022-2026	352,067	16,887	12,984	7,082
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
The Company contributions totaled $14.5 million in 2016, $14.2 million in 2015 and $10.8 million in 2014.
Postemployment Benefits
The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts were discounted using a 3.60% interest rate for fiscal 2016 and 4.20% interest rate for fiscal 2015. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.

(17) Restructuring Actions:
In fiscal 2012, the Company announced plans to reduce manufacturing capacity. During fiscal 2012, the Company ceased manufacturing operations at its Newbern, Tennessee and Ostrava, Czech Republic plants, and carried out the consolidation of the Poplar Bluff, Missouri plant. Production of horizontal shaft engines was concluded at the Auburn, Alabama plant during fiscal 2014. The Company also announced in fiscal 2012 the reduction of approximately 10% of the Company's salaried headcount, which was implemented in fiscal 2012 and fiscal 2013. Workforce reductions associated with the Company's restructuring initiatives impacted approximately 1,250 regular and temporary employees globally. Additionally, beginning in fiscal 2013, the Company exited the placement of lawn and garden products at national mass retailers. The Engines segment continues to support lawn and garden equipment OEMs who provide lawn and garden equipment to these retailers.

As of June 29, 2014, the restructuring actions announced in 2012 were completed as planned. As of June 29, 2014, the cumulative pre-tax restructuring costs incurred associated with the 2012 restructuring actions were $78.6 million, which represents the total cost expected to be incurred under these restructuring actions.

In fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products segment manufacturing facilities in order to further reduce costs. The Company continues to focus on premium residential products through its Snapper and Simplicity brands and commercial products through its Snapper Pro and Ferris brands. The Company closed its McDonough, Georgia location in the fourth quarter of fiscal 2015 and consolidated production into existing facilities. Production of pressure washers, riding mowers, and snow throwers was moved to the Company's Wauwatosa, Wisconsin facility. At July 3, 2016, the Company had $2.5 million classified as assets held for sale, which is included in Prepaid Expenses and Other Current Assets within the Consolidated Balance Sheets, related to the McDonough location. These changes affected approximately 475 employees during fiscal 2015. The Company's dealer product offerings under the Snapper Pro, Simplicity and Ferris brands as well as sales of Snapper and Murray branded lawn and garden products at Walmart were unaffected by these actions.

As of July 3, 2016, the restructuring actions announced in fiscal 2015 were completed as planned. As of July 3, 2016, the cumulative pre-tax restructuring costs associated with the 2015 restructuring actions were $36.1 million, which represents the total cost expected to be incurred under these restructuring actions.

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

The Company recorded pre-tax charges of $10.2 million ($6.7 million after tax or $0.15 per diluted share) and $27.3 million ($17.7 million after tax or $0.40 per diluted share) during fiscal 2016 and 2015, respectively, related to restructuring actions. The Engines segment recorded $1.4 million of pre-tax restructuring charges during fiscal 2016. The Products segment recorded $8.8 million and $27.3 million of pre-tax restructuring charges during fiscal 2016 and 2015, respectively.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines segment restructuring activities for fiscal 2016 (in thousands):

Engines segment	Termination Benefits	Other Costs	Total
Reserve Balance at June 28, 2015	$—	$—	$—
Provisions	1,354	—	1,354
Cash Expenditures	(877)	—	(877)
Other Adjustments	(182)	—	(182)
Reserve Balance at July 3, 2016	$295	$—	$295

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products segment restructuring activities for fiscal 2015 and 2016 (in thousands):

Products segment	Termination Benefits	Other Costs	Total
Reserve Balance at June 29, 2014	$—	$—	$—
Provisions	5,215	22,073	27,288
Cash Expenditures	(3,108)	(10,816)	(13,924)
Other Adjustments (1)	—	(11,257)	(11,257)
Reserve Balance at June 28, 2015	$2,107	$—	$2,107
Provisions	300	8,541	8,841
Cash Expenditures	(2,101)	(4,820)	(6,921)
Other Adjustments (1)	—	(3,721)	(3,721)
Reserve Balance at July 3, 2016	$306	$—	$306
(1) Other adjustments in fiscal 2015 includes $1.9 million of asset impairments and $9.4 million of accelerated depreciation. Other adjustments in fiscal 2016 includes $3.7 million of asset impairments.
(18) Equity:
Share Repurchases
On August 13, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2016. On April 21, 2016, the Board of Directors authorized up to an additional $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of July 3, 2016, the total remaining authorization was approximately $50.0 million. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2016, the Company repurchased 2,034,146 shares on the open market at a total cost of $37.4 million, or $18.41 per share. There were 2,423,044 shares repurchased in fiscal 2015 at a total cost of $47.0 million, or $19.42 per share.
(19) Separate Financial Information of Subsidiary Guarantor of Indebtedness:
Under the terms of the Company’s Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, was the sole joint and several guarantor of the Domestic Indebtedness (the “Guarantor”) as of July 3, 2016 and June 28, 2015. The Guarantor provides a full and unconditional guarantee of the Domestic Indebtedness, except for certain customary limitations. These customary limitations, which are described in detail in the First Supplemental Indenture (Indenture) dated December 20, 2010, include (i) the sale of the guarantor or substantially all of the guarantor’s assets, (ii) the designation of the guarantor as an unrestricted subsidiary for covenant purposes, (iii) the guarantor ceasing to guarantee certain other indebtedness, if the guarantor is also not a significant subsidiary within the meaning of Article 1, Rule 1-02 of Regulation S-X, and (iv) achieving the Indenture’s requirements for legal defeasance, covenant defeasance or discharge. Additionally, if at any time a domestic subsidiary of the Company constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness.
The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	July 3, 2016 Carrying Amount	Maximum Guarantee
6.875% Senior Notes	$223,149	$223,149
Multicurrency Credit Agreement	$—	$500,000

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor Subsidiary and Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET: As of July 3, 2016	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$40,966	$741	$48,132	$—	$89,839
Accounts Receivable, Net	96,366	61,467	33,845	—	191,678
Intercompany Accounts Receivable	26,340	5,528	41,530	(73,398)	—
Inventories, Net	160,596	138,175	87,294	—	386,065
Deferred Tax Asset	30,260	12,470	2,006	—	44,736
Prepaid Expenses and Other	18,105	7,767	4,801	(2,254)	28,419
Total Current Assets	$372,633	$226,148	$217,608	$(75,652)	$740,737
OTHER ASSETS:
Goodwill	$128,300	$—	$33,268	$—	$161,568
Investments	52,757	—	—	—	52,757
Investments in Subsidiaries	516,796	—	—	(516,796)	—
Intercompany Note Receivable	5,976	111,290	47,157	(164,423)	—
Other Intangible Assets, Net	—	53,503	50,661	—	104,164
Long-Term Deferred Tax Asset	80,409	—	2,230	(29,172)	53,467
Other Long-Term Assets, Net	11,992	4,639	1,070	—	17,701
Total Other Assets	$796,230	$169,432	$134,386	$(710,391)	$389,657
PLANT AND EQUIPMENT, NET	274,741	24,702	26,830	—	326,273
TOTAL ASSETS	$1,443,604	$420,282	$378,824	$(786,043)	$1,456,667

CURRENT LIABILITIES:
Accounts Payable	$112,178	$50,529	$18,445	$—	$181,152
Intercompany Accounts Payable	33,079	6,347	33,972	(73,398)	—
Accrued Liabilities	65,884	48,997	24,522	(2,254)	137,149
Total Current Liabilities	$211,141	$105,873	$76,939	$(75,652)	$318,301
OTHER LIABILITIES:
Accrued Pension Cost	309,191	343	844	—	310,378
Accrued Employee Benefits	23,483	—	—	—	23,483
Accrued Postretirement Health Care Obligation	24,587	13,854	—	—	38,441
Accrued Warranty	10,500	7,554	—	—	18,054
Intercompany Note Payable	123,232	—	41,191	(164,423)	—
Other Long-Term Liabilities	26,505	19,125	16,587	(29,172)	33,045
Long-Term Debt	221,339	—	—	—	221,339
Total Other Liabilities	$738,837	$40,876	$58,622	$(193,595)	$644,740
TOTAL SHAREHOLDERS’ INVESTMENT:	493,626	273,533	243,263	(516,796)	493,626
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,443,604	$420,282	$378,824	$(786,043)	$1,456,667

CONSOLIDATING BALANCE SHEET: As of June 28, 2015	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$45,395	$17,237	$55,758	$—	$118,390
Accounts Receivable, Net	99,852	72,859	43,130	—	215,841
Intercompany Accounts Receivable	21,697	8,060	40,772	(70,529)	—
Inventories, Net	161,343	125,698	91,647	—	378,688
Deferred Tax Asset	30,692	13,187	1,992	—	45,871
Prepaid Expenses and Other	23,580	19,916	7,031	(14,074)	36,453
Total Current Assets	$382,559	$256,957	$240,330	$(84,603)	$795,243
OTHER ASSETS:
Goodwill	$128,300	$—	$37,222	$—	$165,522
Investments	30,779	—	—	—	30,779
Investments in Subsidiaries	537,799	—	—	(537,799)	—
Intercompany Note Receivable	36,448	89,186	26,722	(152,356)	—
Other Intangible Assets, Net	—	54,706	56,574	—	111,280
Long-Term Deferred Tax Asset	54,622	—	133	(32,303)	22,452
Other Long-Term Assets, Net	10,199	4,999	1,335	—	16,533
Total Other Assets	$798,147	$148,891	$121,986	$(722,458)	$346,566
PLANT AND EQUIPMENT, NET	260,843	24,314	29,681	—	314,838
TOTAL ASSETS	$1,441,549	$430,162	$391,997	$(807,061)	$1,456,647

CURRENT LIABILITIES:
Accounts Payable	$116,972	$38,672	$27,032	$—	$182,676
Intercompany Accounts Payable	33,898	6,945	29,686	(70,529)	—
Accrued Liabilities	90,168	51,851	24,495	(14,074)	152,440
Total Current Liabilities	$241,038	$97,468	$81,213	$(84,603)	$335,116
OTHER LIABILITIES:
Accrued Pension Cost	207,745	367	511	—	208,623
Accrued Employee Benefits	23,298	—	—	—	23,298
Accrued Postretirement Health Care Obligation	32,405	15,140	—	—	47,545
Accrued Warranty	12,300	6,127	—	—	18,427
Intercompany Note Payable	104,676	—	47,680	(152,356)	—
Other Long-Term Liabilities	23,152	17,867	17,987	(32,303)	26,703
Long-Term Debt	222,685	—	—	—	222,685
Total Other Liabilities	$626,261	$39,501	$66,178	$(184,659)	$547,281
TOTAL SHAREHOLDERS’ INVESTMENT:	574,250	293,193	244,606	(537,799)	574,250
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,441,549	$430,162	$391,997	$(807,061)	$1,456,647

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the Fiscal Year Ended July 3, 2016	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$1,098,592	$584,996	$319,408	$(194,218)	$1,808,778
Cost of Goods Sold	874,044	513,914	244,426	(194,218)	1,438,166
Restructuring Charges	—	6,593	1,564	—	8,157
Gross Profit	224,548	64,489	73,418	—	362,455
Engineering, Selling, General and Administrative Expenses	175,530	72,455	57,497	—	305,482
Restructuring Charges	890	847	301	—	2,038
Goodwill Impairment	—	—	7,651	—	7,651
Tradename Impairment	—	—	2,683	—	2,683
Equity in Earnings of Unconsolidated Affiliates	397	1,363	—	—	1,760
Equity in Income from Subsidiaries	(2,433)	—	—	2,433	—
Income (Loss) from Operations	50,958	(7,450)	5,286	(2,433)	46,361
Interest Expense	(19,656)	(368)	(9)	—	(20,033)
Other Income, Net	4,478	1,387	3,163	—	9,028
Income (Loss) Before Provision for Income Taxes	35,780	(6,431)	8,440	(2,433)	35,356
Provision (Credit) for Income Taxes	9,219	(2,254)	1,830	—	8,795
Net Income (Loss)	$26,561	$(4,177)	$6,610	$(2,433)	$26,561
Comprehensive Income (Loss)	$(32,779)	$(8,631)	$(1,244)	$9,875	$(32,779)
For the Fiscal Year Ended June 28, 2015
Net Sales	$1,160,651	$581,919	$372,231	$(220,051)	$1,894,750
Cost of Goods Sold	919,128	521,925	290,361	(220,051)	1,511,363
Restructuring Charges	—	24,288	—	—	24,288
Gross Profit	241,523	35,706	81,870	—	359,099
Engineering, Selling, General and Administrative Expenses	161,160	72,723	56,033	—	289,916
Restructuring Charges	—	3,000	—	—	3,000
Equity in Loss from Subsidiaries	2,267	—	—	(2,267)	—
Income (Loss) from Operations	78,096	(40,017)	25,837	2,267	66,183
Interest Expense	(19,218)	(310)	(4)	—	(19,532)
Other Income, Net	6,760	1,711	1,836	—	10,307
Income (Loss) Before Provision for Income Taxes	65,638	(38,616)	27,669	2,267	56,958
Provision (Credit) for Income Taxes	19,951	(14,074)	5,394	—	11,271
Net Income (Loss)	$45,687	$(24,542)	$22,275	$2,267	$45,687
Comprehensive Income (Loss)	$(38,166)	$(25,647)	$4,500	$21,147	$(38,166)
For the Fiscal Year Ended June 29, 2014
Net Sales	$1,156,394	$599,013	$304,160	$(200,507)	$1,859,060
Cost of Goods Sold	928,557	544,313	234,073	(200,507)	1,506,436
Restructuring Charges	3,830	228	1,783	—	5,841
Gross Profit	224,007	54,472	68,304	—	346,783
Engineering, Selling, General and Administrative Expenses	163,594	76,021	51,752	—	291,367
Restructuring Charges	77	67	554	—	698
Goodwill Impairment	—	—	2,960	—	2,960
Tradename Impairment	—	5,500	—	—	5,500
Equity in Loss from Subsidiaries	5,622	—	—	(5,622)	—
Income (Loss) from Operations	54,714	(27,116)	13,038	5,622	46,258
Interest Expense	(18,431)	(6)	(29)	—	(18,466)
Other Income, Net	8,251	152	939	—	9,342
Income (Loss) Before Provision for Income Taxes	44,534	(26,970)	13,948	5,622	37,134
Provision (Credit) for Income Taxes	16,187	(9,889)	2,489	—	8,787
Net Income (Loss)	$28,347	$(17,081)	$11,459	$5,622	$28,347
Comprehensive Income (Loss)	$58,018	$(16,836)	$12,832	$4,004	$58,018

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended July 3, 2016	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by (Used in)Operating Activities	$100,946	$9,764	$22,646	$(21,533)	$111,823
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(56,445)	(5,108)	(2,608)	—	(64,161)
Cash Paid for Acquisitions, Net of Cash Acquired	—	—	(3,074)	—	(3,074)
Cash Paid for Investment in Unconsolidated Affiliates	(19,100)	—	—	—	(19,100)
Proceeds Received on Disposition of Plant and Equipment	26	960	373	—	1,359
Cash Investment in Subsidiary	(24,844)	—	—	24,844	—
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	47,300	—	—	(47,300)	—
Other, Net	(860)	—	—	—	(860)
Net Cash Used in Investing Activities	(53,923)	(4,148)	(5,309)	(22,456)	(85,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	—	(22,112)	(25,188)	47,300	—
Repayments of Long-Term Debt	(1,851)	—	—	—	(1,851)
Debt Issuance Costs	(932)	—	—	—	(932)
Cash Dividends Paid	(23,617)	—	(21,533)	21,533	(23,617)
Stock Option Exercise Proceeds and Tax Benefits	12,389	—	—	—	12,389
Cash Investment from Parent	—	—	24,844	(24,844)	—
Treasury Stock Repurchases	(37,441)	—	—	—	(37,441)
Net Cash Provided by (Used in) Financing Activities	(51,452)	(22,112)	(21,877)	43,989	(51,452)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(3,086)	—	(3,086)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,429)	(16,496)	(7,626)	—	(28,551)
Cash and Cash Equivalents, Beginning of Year	45,395	17,237	55,758	—	118,390
Cash and Cash Equivalents, End of Year	$40,966	$741	$48,132	$—	$89,839

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 28, 2015	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by (Used in) Operating Activities	$97,780	$24,453	$27,343	$(1,480)	$148,096
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(56,067)	(7,183)	(8,460)	—	(71,710)
Cash Paid for Acquisition, Net of Cash Acquired	(88,144)	—	—	—	(88,144)
Proceeds Received on Disposition of Plant and Equipment	90	1,930	97	—	2,117
Cash Investment in Subsidiary	(11,077)	—	—	11,077	—
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	28,615	—	—	(28,615)	—
Other, Net	(250)	—	—	—	(250)
Net Cash Used in Investing Activities	(126,833)	(5,253)	(8,363)	(17,538)	(157,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	—	(4,643)	(23,972)	28,615	—
Cash Dividends Paid	(22,559)	—	—	—	(22,559)
Stock Option Exercise Proceeds and Tax Benefits	5,126	—	—	—	5,126
Treasury Stock Repurchases	(47,045)	—	—	—	(47,045)
Cash Investment from Parent	—	—	9,597	(9,597)	—
Net Cash Used in Financing Activities	(64,478)	(4,643)	(14,375)	19,018	(64,478)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	(1,909)	—	(1,909)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(93,531)	14,557	2,696	—	(76,278)
Cash and Cash Equivalents, Beginning of Year	138,926	2,680	53,062	—	194,668
Cash and Cash Equivalents, End of Year	$45,395	$17,237	$55,758	$—	$118,390

CONSOLIDATING STATEMENT OF CASH FLOWS: For the Fiscal Year Ended June 29, 2014	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Cash Provided by Operating Activities	$77,161	$6,816	$43,102	$—	$127,079
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to Plant and Equipment	(55,775)	(2,718)	(1,878)	—	(60,371)
Proceeds Received on Disposition of Plant and Equipment	170	33	425	—	628
Cash Investment in Subsidiary	13,307	—	(13,307)	—	—
Net Cash Used in Investing Activities	(42,298)	(2,685)	(14,760)	—	(59,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	2,726	(2,726)	(300)	—	(300)
Debt Issuance Costs	(949)	—	—	—	(949)
Cash Dividends Paid	(22,697)	—	—	—	(22,697)
Stock Option Exercise Proceeds and Tax Benefits	5,402	—	—	—	5,402
Treasury Stock Repurchases	(43,047)	—	—	—	(43,047)
Net Cash Used in Financing Activities	(58,565)	(2,726)	(300)	—	(61,591)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	—	—	478	—	478
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,702)	1,405	28,520	—	6,223
Cash and Cash Equivalents, Beginning of Year	162,628	1,275	24,542	—	188,445
Cash and Cash Equivalents, End of Year	$138,926	$2,680	$53,062	$—	$194,668

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation
Wauwatosa, Wisconsin

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation and subsidiaries (the "Company") as of July 3, 2016 and June 28, 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ investment, and cash flows for each of the three years in the period ended July 3, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of July 3, 2016 and June 28, 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 3, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 30, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 30, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation
Wauwatosa, Wisconsin

We have audited the internal control over financial reporting of Briggs & Stratton Corporation and subsidiaries (the "Company") as of July 3, 2016 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended July 3, 2016 of the Company and our report dated August 30, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 30, 2016

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2016
September (1)	$289,458	$49,712	$(18,171)
December (2)	413,379	91,696	12,560
March (3)	603,750	127,095	26,823
June (4)	502,191	93,952	5,349
Total (9)	$1,808,778	$362,455	$26,561
Fiscal 2015
September (5)	$292,629	$47,321	$(15,279)
December (6)	444,287	87,868	6,943
March (7)	619,015	119,080	33,921
June (8)	538,819	104,831	20,101
Total (9)	$1,894,750	$359,099	$45,687

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss)	Dividends Declared	High	Low
Fiscal 2016
September (1)	$(0.42)	$0.135	$20.59	$17.72
December (2)	0.28	0.135	21.24	16.08
March (3)	0.62	0.135	24.48	15.47
June (4)	0.12	0.135	24.19	19.64
Total (9)	$0.60	$0.54
Fiscal 2015
September (5)	$(0.34)	$0.125	$21.04	$18.18
December (6)	0.15	0.125	21.09	17.14
March (7)	0.75	0.125	21.03	17.54
June (8)	0.45	0.125	20.87	17.72
Total (9)	$1.00	$0.50
The number of shareholders of record of Briggs & Stratton Corporation Common Stock on July 3, 2016 was 2,558.
(1) The first quarter of fiscal 2016 included restructuring charges of $3.4 million ($2.2 million after tax or $0.05 per diluted share), litigation charges of $0.9 million ($0.6 million after tax or $0.01 per diluted share), and acquisition-related charges of $0.3 million ($0.2 million after tax or $0.01 per diluted share).
(2) The second quarter of fiscal 2016 included restructuring charges of $3.0 million ($2.0 million after tax or $0.05 per diluted share), litigation charges of $2.0 million ($1.3 million after tax or $0.03 per diluted share), and a tax benefit of $0.7 million or ($0.02) per diluted share) for the reinstatement of a deferred tax asset related to an investment in marketable securities.
(3) The third quarter of fiscal 2016 included restructuring charges of $0.7 million ($0.5 million after tax or $0.01 per diluted share) and a goodwill impairment charge of $7.7 million, which is not deductible for income tax purposes ($7.7 million after tax or $0.18 per diluted share).
(4) The fourth quarter of fiscal 2016 included restructuring charges of $3.1 million ($2.0 million after tax or $0.05 per diluted share), tradename impairment charges of $2.7 million ($1.8 million after tax or $0.04 per diluted share), pension settlement charges of $20.2 million ($13.2 million after tax or $0.31 per diluted share, and a gain on sale of investment in marketable securities of $3.3 million ($2.2 million after tax or ($0.05) per diluted share).
(5) The first quarter of fiscal 2015 included restructuring charges of $7.8 million ($5.1 million after tax or $0.11 per diluted share) and acquisition-related charges of $1.4 million ($0.9 million after tax or $0.02 per diluted share).
(6) The second quarter of fiscal 2015 included restructuring charges of $7.4 million ($4.8 million after tax or $0.11 per diluted share) and acquisition-related charges of $0.2 million ($0.1 million after tax or less than $0.01 per diluted share).
(7) The third quarter of fiscal 2015 included restructuring charges of $8.0 million ($5.2 million after tax or $0.11 per diluted share) and acquisition-related charges of $0.1 million ($0.1 million after tax or less than $0.01 per diluted share).
(8) The fourth quarter of fiscal 2015 included restructuring charges of $4.0 million ($2.6 million after tax or $0.06 per diluted share) and acquisition-related charges of $0.5 million ($0.3 million after tax or $0.01 per diluted share)
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
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of July 3, 2016, as stated in their report which is included herein.
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

(b)
Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, in Section I. Shareholder Votes under the caption “Item 1: Election of Directors” and in Section II. Corporate Governance under the caption “General Information About Incumbent Directors”, and is incorporated herein by reference.

(c)
Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, in Section IV. Other Matters under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)
Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, in Section II. Corporate Governance under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(e)
Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, in Section II. Corporate Governance under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

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
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, in Section III. Executive Compensation under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives” and “Change in Control Payments” and in Section II. Corporate Governance under the caption “Director Compensation”, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, in Section IV. Other Matters under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information”, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, in Section II. Corporate Governance under the captions “Other Corporate Governance Matters - Director Independence”, “Other Corporate Governance Matters - Board Oversight of Risk” and “Other Corporate Governance Matters - Board Committees - Audit Committee”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2016 Annual Meeting of Shareholders, in Section IV. Other Matters under the caption “Independent Auditors’ Fees” and in Section II. Corporate Governance under the caption “Other Corporate Governance Matters - Board Committees - Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data" in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, July 3, 2016 and June 28, 2015

For the Fiscal Years Ended July 3, 2016, June 28, 2015 and June 29, 2014:
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JULY 3, 2016, JUNE 28, 2015 AND JUNE 29, 2014

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2016	$3,463,000	$1,293,000	$(1,950,000)	$2,806,000
2015	6,352,000	815,000	(3,704,000)	3,463,000
2014	6,501,000	1,321,000	(1,470,000)	6,352,000
Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for Net Operating and Other Loss Carryforwards	Allowance Reversed for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2016	$17,198,000	$3,257,000	$(1,084,000)	$19,371,000
2015	15,241,000	2,361,000	(404,000)	17,198,000
2014	12,725,000	2,516,000	—	15,241,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
August 30, 2016		Senior Vice President and
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

*Each signature affixed as of
August 30, 2016

BRIGGS & STRATTON CORPORATION
(Commission File No. 1-1370)
EXHIBIT INDEX
2016 ANNUAL REPORT ON FORM 10-K

No.	Document Description
3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.1(a)	Amendment to Articles of Incorporation.
(Filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated by reference herein.)

3.2	Bylaws, as amended to April 21, 2016.
(Filed herewith.)

4.1	Indenture, dated December 10, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the quarter ended December 26, 2010 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.1(a)*	Amendment to the Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference.)

10.2*	Annual Incentive Plan
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated by reference herein.)

10.3*	Form of Officer Change of Control Employment Agreement for officers appointed on or before June 28, 2009.
(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated herein by reference.)

10.3(a)*	Amended and Restated Form of Change of Control Employment Agreement for new officers appointed between June 29, 2009 and October 14, 2009.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated by reference herein.)

10.3(b)*	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company appointed after October 14, 2009.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

No.	Document Description
10.4(a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.5*	Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed as Exhibit B to the Company’s 2014 Annual Meeting Proxy Statement and incorporated herein by reference.)

10.5(a)*	Amendment to Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed herewith.)

10.5(a)(1)*	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(b)*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(c)*	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(d)*	Form of Performance Share Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(e)*	Briggs & Stratton Corporation Officer Long Term Incentive Award Program.
(Filed herewith.)

10.5(f)*	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed herewith.)

10.5(g)*	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed herewith.)

10.5(h)*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed herewith.)

10.5(i)*	Form of Performance Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed herewith.)

10.5(j)*	Form of Performance Share Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed herewith.)

No.	Document Description
10.6*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan.
(Filed as Exhibit 10.5(c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(a)*	Amended Form of Stock Option Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for year ended June 28, 2009 and incorporated herein by reference.)

10.6(b)*	Amended Form of Restricted Stock Award Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(c)*	Form of Performance Share Award Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(d)*	Amended Form of Deferred Stock Award Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(e)*	Amended and Restated Briggs & Stratton Premium Option and Stock Award Program, effective beginning with plan year 2010 through 2014.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.7*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 8, 2008, and incorporated by reference herein.)

10.8*	Amended and Restated Supplemental Employee Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.9*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed herewith.)

10.10*	Summary of Director Compensation.
(Filed herewith.)

10.11*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.11(a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.11(b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.12*	Amended & Restated Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2013 and incorporated by reference herein.)

10.13*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

No.	Document Description
10.14*	Briggs & Stratton Product Program.
(Filed as Exhibit 10.18 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.14(a)*	Amendment to the Briggs & Stratton Product Program.
(Filed as Exhibit 10.17 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.15	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference.)

10.16*	Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2013 and incorporated herein by reference.)

10.16(a)*	Amendment to Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman, dated April 24, 2015.
(Filed as Exhibit 10.16(a) to the Company’s Report on Form 10-K for fiscal year ended June 28, 2015 and incorporated herein by reference)

10.16(b)*	Second Amendment to Expatriate Agreement between Briggs & Stratton International, Inc. and William H. Reitman, dated April 24, 2015.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated herein by reference.)

10.16(c)*	Third Amendment to Expatriate Agreement between Briggs & Stratton International, Inc. and William H. Reitman, dated August 11, 2016.
(Filed herewith.)

10.17
Amended and Restated Multicurrency Credit Agreement, dated as of March 25, 2016, among Briggs & Stratton Corporation, Briggs & Stratton AG, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent and BMO Harris Bank, N.A., Bank of America, N.A., Wells Fargo, National Association and PNC Bank, National Association, as documentation agents.

(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated herein by

12	Computation of Ratio of Earnings (Losses) to Fixed Charges.
(Filed herewith.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

No.	Document Description
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at July 3, 2016 and June 28, 2015; (ii) Consolidated Statements of Operations for the Fiscal Years Ended July 3, 2016, June 28, 2015, and June 29, 2014; (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the Fiscal Years Ended July 3, 2016, June 28, 2015, and June 29, 2014; (iv) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended July 3, 2016, June 28, 2015, and June 29, 2014; (v) Consolidated Statements of Cash Flows for the Fiscal Years Ended July 3, 2016, June 28, 2015, and June 29, 2014; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II—Valuation and Qualifying Accounts.

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

Directors

JEFFREY R. HENNION (2)(5)	Executive Vice President, Chief Marketing and e-Commerce Officer of GNC Holdings, Inc., a specialty retailer of health and wellness products worldwide

JAMES E. HUMPHREY (2)(5)	Retired Chairman of Andersen Corporation, a window and door manufacturer

FRANK M. JAEHNERT (1)(4)	Retired President and Chief Executive Officer of Brady Corporation, a provider of identification solutions

PATRICIA L. KAMPLING (1)(3)(4)	Chairman, President and Chief Executive Officer of Alliant Energy Corporation, a regulated investor-owned public utility holding company

KEITH R. McLOUGHLIN (3)(5)	Retired President and Chief Executive Officer of AB Electrolux, a manufacturer of major home appliances

HENRIK C. SLIPSAGER (1)(5)	Retired President and Chief Executive Officer of ABM Industries, Inc., a provider of integrated facility solutions

CHARLES I. STORY (2)(3)(4)	President of ECS Group, Inc., an executive development company

TODD J. TESKE (3)	Chairman, President and Chief Executive Officer of Briggs & Stratton Corporation

BRIAN C. WALKER (2)(3)(4)	President and Chief Executive Officer, Herman Miller, Inc., a global provider of office furniture and services
Committees: (1) Audit, (2) Compensation, (3) Executive, (4) Finance, (5) Nominating and Governance.

Elected Officers

TODD J. TESKE	Chairman, President & Chief Executive Officer

HAROLD L. REDMAN	Senior Vice President & President – Turf & Consumer Products

WILLIAM H. REITMAN	Senior Vice President & President – Global Support

DAVID J. RODGERS	Senior Vice President & President – Engines Group

MARK A. SCHWERTFEGER	Senior Vice President & Chief Financial Officer

EDWARD J. WAJDA	Senior Vice President & President – Standby/Job Site Products

KATHRYN M. BUONO	Vice President, General Counsel & Secretary

RANDALL R. CARPENTER	Vice President – Corporate Marketing

DAVID G. DEBAETS	Vice President – Global Engine Operations

ANDREA L. GOLVACH	Vice President & Treasurer
Note: For additional discussion related to elected officers and their titles, see Executive Officers of the Registrant section.

Appointed Vice Presidents & Subsidiary/Group Officers

Corporate

EDWARD D. BEDNAR	Vice President – Business Integration

JOHN R. GUY III	Vice President & General Manager – Distribution

MARVIN B. KLOWAK	Vice President – Global Research & Development

RACHELE M. LEHR	Vice President – Human Resources

TODD H. MACKAY	Vice President – Chief Information Officer

BRIAN R. OLSSON	Vice President – Program Management

LAURA A. TIMM	Vice President – Corporate Communications and Public Affairs

TIMOTHY G. WILD	Vice President – Supply Chain

JEFFREY M. ZEILER	Vice President – Global Product Innovation

Engines Group

RANDALL E. BALLARD	Vice President – Consumer and Commercial Turf Engines Sales

JEFFREY W. COAD	Vice President – Engine Products

DAVID A. FRANK	Vice President – Sales – Commercial Engines

RICHARD R. ZECKMEISTER	Vice President – Consumer Marketing & Planning

GEORGE ZHANG	Managing Director - China

Products Group

PHILIP J. CAPPITELLI	Vice President – Job Site/Standby Marketing

WILLIAM W. COATES	Vice President – Commercial Lawn Care

BENJAMIN D. DUKE	Vice President – Turf & Consumer Products Sales

PETER HOTZ	Vice President – Job Site/Standby Engineering

DONALD W. KLENK	Vice President – Operations – Products Group

ROBERT D. PJEVACH	Vice President – Consumer Products

THOMAS H. RUGG	Managing Director - Australasia

PHILIP H. WENZEL	Vice President – Commercial Products

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
Briggs & Stratton has an ongoing commitment to provide investors with real time access to financial disclosures, the latest corporate and financial news, and other shareholder information. Visit Briggs & Stratton’s home page on the internet at www.basco.com. Information includes: corporate press releases, web casts of conference calls, dividend information, stock prices, filings with the Securities and Exchange Commission, including Form 10-K Reports, Form 10-Q Reports, Proxy Statements and Section 16 filings, code of ethics for principal executive, financial and accounting officers, and additional financial information.
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
General Information

EXCHANGE LISTING Briggs & Stratton Corporation common stock is listed on the New York Stock Exchange (symbol:BGG).	AUDITORS Deloitte & Touche LLP 555 E. Wells St. Suite 1400 Milwaukee, Wisconsin 53202

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSER Wells Fargo Shareowner Services 1110 Centre Pointe Curve, Suite 101 Mendota Heights, MN 55120	CORPORATE OFFICES 12301 West Wirth Street Wauwatosa, Wisconsin 53222 Telephone 414-259-5333

Inquiries concerning transfer requirements, lost certificates, dividend payments, changes of address and account status should be directed to Wells Fargo Shareowner Services at 1-800-468-9716.	MAILING ADDRESS Briggs & Stratton Corporation Post Office Box 702 Milwaukee, Wisconsin 53201

THIS PAGE INTENTIONALLY LEFT BLANK