Form 10-Q
period 2016-10-02
BRIGGS & STRATTON CORP
filed 2016-11-01
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2016
COMMON STOCK, par value $0.01 per share	42,808,827 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	October 2, 2016	July 3, 2016
CURRENT ASSETS:
Cash and Cash Equivalents	$42,960	$89,839
Accounts Receivable, Net	160,710	191,678
Inventories -
Finished Products	342,447	271,718
Work in Process	120,324	104,468
Raw Materials	8,036	9,879
Total Inventories	470,807	386,065
Deferred Income Tax Asset	43,693	44,736
Prepaid Expenses and Other Current Assets	41,470	28,419
Total Current Assets	759,640	740,737
OTHER ASSETS:
Goodwill	161,670	161,568
Investments	52,049	52,757
Other Intangible Assets, Net	103,318	104,164
Long-Term Deferred Income Tax Asset	49,730	53,467
Other Long-Term Assets, Net	17,488	17,701
Total Other Assets	384,255	389,657
PLANT AND EQUIPMENT:
Cost	1,065,847	1,056,893
Less - Accumulated Depreciation	737,044	730,620
Total Plant and Equipment, Net	328,803	326,273
TOTAL ASSETS	$1,472,698	$1,456,667

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	October 2, 2016	July 3, 2016
CURRENT LIABILITIES:
Accounts Payable	$186,468	$181,152
Short-Term Debt	50,175	—
Accrued Liabilities	129,705	137,149
Total Current Liabilities	366,348	318,301
OTHER LIABILITIES:
Accrued Pension Cost	306,319	310,378
Accrued Employee Benefits	23,341	23,483
Accrued Postretirement Health Care Obligation	36,120	38,441
Other Long-Term Liabilities	49,538	51,099
Long-Term Debt	221,456	221,339
Total Other Liabilities	636,774	644,740
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	67,383	72,020
Retained Earnings	1,054,251	1,074,437
Accumulated Other Comprehensive Loss	(334,336)	(338,450)
Treasury Stock at cost, 14,874 and 14,675 shares, respectively	(318,301)	(314,960)
Total Shareholders’ Investment	469,576	493,626
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,472,698	$1,456,667

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 2, 2016	September 27, 2015
NET SALES	$286,797	$289,458
COST OF GOODS SOLD	234,276	237,287
RESTRUCTURING CHARGES	—	2,459
Gross Profit	52,521	49,712
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	72,063	72,134
RESTRUCTURING CHARGES	—	914
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	3,228	—
Loss from Operations	(16,314)	(23,336)
INTEREST EXPENSE	(4,505)	(4,536)
OTHER INCOME, Net	457	1,455
Loss Before Income Taxes	(20,362)	(26,417)
CREDIT FOR INCOME TAXES	(6,214)	(8,246)
NET LOSS	$(14,148)	$(18,171)

EARNINGS (LOSS) PER SHARE
Basic	$(0.34)	$(0.42)
Diluted	(0.34)	(0.42)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,494	43,478
Diluted	42,494	43,478

DIVIDENDS PER SHARE	$0.140	$0.135

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	October 2, 2016	September 27, 2015
Net Loss	$(14,148)	$(18,171)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	1,601	(12,473)
Unrealized Loss on Derivative Instruments, Net of Tax	(47)	(351)
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,560	2,193
Other Comprehensive Income (Loss)	4,114	(10,631)
Total Comprehensive Loss	$(10,034)	$(28,802)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 2, 2016	September 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(14,148)	$(18,171)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	14,286	13,397
Stock Compensation Expense	1,248	1,627
Loss on Disposition of Plant and Equipment	113	46
Provision for Deferred Income Taxes	3,498	3,844
Equity in Earnings of Unconsolidated Affiliates	(3,228)	(1,436)
Dividends Received from Unconsolidated Affiliates	3,043	728
Non-Cash Restructuring Charges	—	229
Change in Operating Assets and Liabilities:
Accounts Receivable	29,422	45,558
Inventories	(84,733)	(95,342)
Other Current Assets	(2,234)	2,408
Accounts Payable, Accrued Liabilities and Income Taxes	(18,212)	(30,337)
Other, Net	(5,552)	(5,240)
Net Cash Used in Operating Activities	(76,497)	(82,689)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(15,764)	(12,428)
Proceeds Received on Disposition of Plant and Equipment	52	515
Cash Paid for Acquisition, Net of Cash Acquired	—	(2,174)
Proceeds on Sale of Investment in Marketable Securities	3,343	—
Net Cash Used in Investing Activities	(12,369)	(14,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	50,175	38,410
Treasury Stock Purchases	(8,654)	(11,178)
Payment of Acquisition Contingent Liability	(813)	—
Stock Option Exercise Proceeds and Tax Benefits	1,117	6,433
Net Cash Provided by Financing Activities	41,825	33,665
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	162	(1,284)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(46,879)	(64,395)
CASH AND CASH EQUIVALENTS, Beginning	89,839	118,390
CASH AND CASH EQUIVALENTS, Ending	$42,960	$53,995

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and General Information

Briggs & Stratton (the “Company”) is a U.S. based producer of gasoline engines and outdoor power equipment. The Company’s Engines segment sells engines worldwide, primarily to original equipment manufacturers ("OEMs") of lawn and garden equipment and other gasoline engine powered equipment. The Company also sells related service parts and accessories for its engines. The Company’s Products segment designs, manufacturers and markets a wide range of outdoor power equipment, job site products, and related accessories.

The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Engine sales in the Company’s third fiscal quarter have historically been the highest, while sales in the first fiscal quarter have historically been the lowest. Sales of pressure washers and lawn and garden powered equipment are typically higher during the third and fourth fiscal quarters than at other times of the year. Sales of portable generators and snowthrowers are typically higher during the first and second fiscal quarters.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair statement of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of the Company, adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to fairly present the results of operations and financial position have been included. All of these adjustments are of a normal recurring nature, except as otherwise noted.

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
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
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
3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended October 2, 2016
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(23,863)	$(1,552)	$(313,035)	$(338,450)
Other Comprehensive Income (Loss) Before Reclassification	1,601	(710)	—	891
Income Tax Benefit (Expense)	—	266	—	266
Net Other Comprehensive Income (Loss) Before Reclassifications	1,601	(444)	—	1,157
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	324	—	324
Realized (Gains) Losses - Commodity Contracts (1)	—	80	—	80
Realized (Gains) Losses - Interest Rate Swaps (1)	—	232	—	232
Amortization of Prior Service Costs (Credits) (2)	—	—	(618)	(618)
Amortization of Actuarial Losses (2)	—	—	4,714	4,714
Total Reclassifications Before Tax	—	636	4,096	4,732
Income Tax Expense (Benefit)	—	(239)	(1,536)	(1,775)
Net Reclassifications	—	397	2,560	2,957
Other Comprehensive Income (Loss)	1,601	(47)	2,560	4,114
Ending Balance	$(22,262)	$(1,599)	$(310,475)	$(334,336)
(1) Amounts reclassified to net income (loss) are included in net sales or cost of goods sold. See Note 8 for information related to derivative financial instruments.
(2) Amounts reclassified to net income (loss) are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 6 for information related to pension and postretirement benefit plans.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended September 27, 2015
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(19,117)	$1,212	$(261,205)	$(279,110)
Other Comprehensive Income (Loss) Before Reclassification	(12,473)	2,176	—	(10,297)
Income Tax Benefit (Expense)	—	(816)	—	(816)
Net Other Comprehensive Income (Loss) Before Reclassifications	(12,473)	1,360	—	(11,113)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(3,171)	—	(3,171)
Realized (Gains) Losses - Commodity Contracts (1)	—	132	—	132
Realized (Gains) Losses - Interest Rate Swaps (1)	—	302	—	302
Amortization of Prior Service Costs (Credits) (2)	—	—	(620)	(620)
Amortization of Actuarial Losses (2)	—	—	4,129	4,129
Total Reclassifications Before Tax	—	(2,737)	3,509	772
Income Tax Expense (Benefit)	—	1,026	(1,316)	(290)
Net Reclassifications	—	(1,711)	2,193	482
Other Comprehensive Income (Loss)	(12,473)	(351)	2,193	(10,631)
Ending Balance	$(31,590)	$861	$(259,012)	$(289,741)
(1) Amounts reclassified to net income (loss) are included in net sales or cost of goods sold. See Note 8 for information related to derivative financial instruments.
(2) Amounts reclassified to net income (loss) are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 6 for information related to pension and postretirement benefit plans.
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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended
	October 2, 2016	September 27, 2015
Net Loss	$(14,148)	$(18,171)
Less: Allocation to Participating Securities	(112)	(109)
Net Loss Available to Common Shareholders	$(14,260)	$(18,280)
Average Shares of Common Stock Outstanding	42,494	43,478
Diluted Average Shares Outstanding	42,494	43,478
Basic Earnings (Loss) Per Share	$(0.34)	$(0.42)
Diluted Earnings (Loss) Per Share	$(0.34)	$(0.42)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended
	October 2, 2016	September 27, 2015
Options to Purchase Shares of Common Stock (in thousands)	408	910
Weighted Average Exercise Price of Options Excluded	$20.82	$20.31

As a result of the Company incurring a net loss for the three months ended October 2, 2016 and September 27, 2015, potential incremental common shares of 695,455 and 882,464 respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of October 2, 2016, the total remaining authorization was approximately $41.5 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the three months ended October 2, 2016, the Company repurchased 443,384 shares on the open market at an average price of $19.52 per share, as compared to 589,882 shares purchased on the open market at an average price of $18.95 per share during the three months ended September 27, 2015.
5. Investments

Investments represent the Company’s investments in unconsolidated affiliated companies.
The Company concluded that its equity method investments are integral to its business. The equity method investments provide manufacturing and distribution functions, which are important parts of its operations. Since the third quarter of fiscal 2016, the Company has prospectively classified its equity in earnings of unconsolidated affiliates as a separate line item within Income (Loss) from Operations. For periods prior to the third quarter of fiscal 2016, equity in earnings from unconsolidated affiliates is classified in Other Income, Net.
During the fourth quarter of fiscal 2016, the Company sold its investment in marketable securities related to its ownership of common stock of a publicly-traded company and recognized a gain in the Consolidated Statements of Operations. The Company received proceeds of $3.3 million related to the sale in the first quarter of fiscal 2017.
6. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 2, 2016	September 27, 2015	October 2, 2016	September 27, 2015
Components of Net Periodic Expense (Income):
Service Cost	$1,727	$857	$63	$76
Interest Cost on Projected Benefit Obligation	10,846	13,042	594	809
Expected Return on Plan Assets	(16,118)	(17,827)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(663)	(665)
Actuarial Loss	4,202	3,172	737	957
Net Periodic Expense (Income)	$702	$(711)	$731	$1,177

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company expects to make benefit payments of $3.0 million attributable to its non-qualified pension plans during fiscal 2017. During the first three months of fiscal 2017, the Company made payments of approximately $0.6 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $9.0 million for its other postretirement benefit plans during fiscal 2017. During the first three months of fiscal 2017, the Company made payments of $3.4 million for its other postretirement benefit plans.

During the first three months of fiscal 2017, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan in fiscal 2017 through fiscal 2018. The Company may be required to make further contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
7. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.2 million for the three months ended October 2, 2016. For the three months ended September 27, 2015, stock based compensation expense was $1.6 million.
8. Derivative Instruments & Hedging Activities

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

The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 1.60% for a notional principal amount of $157.5 million with expiration dates ranging from July 2017 through July 2021.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. These obligations generally require the Company to exchange foreign currencies for U.S. Dollars, Australian Dollars, Brazilian Real, Canadian Dollars, Chinese Renminbi, Euros, Japanese Yen, or Mexican Pesos. These contracts generally do not have a maturity of more than twenty-four months.

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

As of October 2, 2016 and July 3, 2016, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		October 2, 2016	July 3, 2016
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	157,500	145,000
Foreign Currency:
Australian Dollar	Sell	41,121	39,935
Brazilian Real	Buy	17,014	16,436
Canadian Dollar	Sell	17,785	8,675
Chinese Renminbi	Buy	133,450	171,475
Euro	Sell	40,030	41,730
Japanese Yen	Buy	805,000	587,000
Mexican Peso	Sell	—	3,500
Commodity:
Natural Gas (Therms)	Buy	11,764	11,771

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	October 2, 2016	July 3, 2016
Interest rate contracts
Other Long-Term Assets	$88	$—
Accrued Liabilities	(498)	—
Other Long-Term Liabilities	(374)	(1,367)
Foreign currency contracts
Other Current Assets	940	1,356
Other Long-Term Assets	12	2
Accrued Liabilities	(2,708)	(2,601)
Other Long-Term Liabilities	(86)	(185)
Commodity contracts
Other Long-Term Assets	19	64
Accrued Liabilities	(211)	(190)
Other Long-Term Liabilities	(36)	(16)
	$(2,854)	$(2,937)
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended October 2, 2016
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$364	Net Sales	$(232)	$—
Foreign currency contracts - sell	(126)	Net Sales	(306)	—
Foreign currency contracts - buy	(232)	Cost of Goods Sold	(18)	—
Commodity contracts	(53)	Cost of Goods Sold	(80)	—
	$(47)		$(636)	$—

	Three Months Ended September 27, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(269)	Net Sales	$(302)	$—
Foreign currency contracts - sell	390	Net Sales	3,307	—
Foreign currency contracts - buy	(366)	Cost of Goods Sold	(136)	—
Commodity contracts	(106)	Cost of Goods Sold	(132)	—
	$(351)		$2,737	$—

During the next twelve months, the estimated net amount of losses on cash flow hedges as of October 2, 2016 expected to be reclassified out of AOCI into earnings is $1.8 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

9. Fair Value Measurements

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 2, 2016 and July 3, 2016 (in thousands):

		Fair Value Measurements Using
	October 2, 2016	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,059	$—	$1,059	$—
Liabilities:
Derivatives	$3,913	$—	$3,913	$—
	July 3, 2016	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,422	$—	$1,422	$—
Liabilities:
Derivatives	$4,359	$—	$4,359	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 14) at October 2, 2016 and July 3, 2016 was $245.7 million and $240.2 million, respectively, compared to the carrying value of $223.1 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 14) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at October 2, 2016 and July 3, 2016 due to the short-term nature of these instruments.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

10. Warranty

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

	Three Months Ended
	October 2, 2016	September 27, 2015
Beginning Balance	$44,367	$48,006
Payments	(8,196)	(8,635)
Provision for Current Year Warranties	4,600	5,834
Changes in Estimates	(415)	(38)
Ending Balance	$40,356	$45,167

11. Income Taxes
The effective tax rate for the first quarter of fiscal 2017 was 30.5%, compared to 31.2% for the same respective period last year. The effective tax rates for the first quarters of fiscal 2017 and 2016 were primarily impacted by losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate.

For the three months ended October 2, 2016, the Company's unrecognized tax benefits increased by $0.2 million, all of which impacted the current effective tax rate.

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
12. Commitments and Contingencies
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the likelihood of successful appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of October 2, 2016.

Although it is not possible to predict with certainty the outcome of these and other unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

13. Segment Information

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

Summarized segment data is as follows (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
NET SALES:
Engines	$154,498	$150,083
Products	150,795	162,541
Inter-Segment Eliminations	(18,496)	(23,166)
Total*	$286,797	$289,458
* International sales included in net sales based on product shipment destination	$109,887	$91,541
GROSS PROFIT:
Engines	$30,985	$23,777
Products	22,951	27,143
Inter-Segment Eliminations	(1,415)	(1,208)
Total	$52,521	$49,712
SEGMENT INCOME (LOSS):
Engines	$(11,654)	$(20,754)
Products	(3,245)	62
Inter-Segment Eliminations	(1,415)	(1,208)
Total	$(16,314)	$(21,900)

Reconciliation from Segment Income (Loss) to Loss Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	1,436
Loss from Operations	$(16,314)	$(23,336)
INTEREST EXPENSE	(4,505)	(4,536)
OTHER INCOME, Net	457	1,455
Loss Before Income Taxes	(20,362)	(26,417)
CREDIT FOR INCOME TAXES	(6,214)	(8,246)
Net Loss	$(14,148)	$(18,171)

Pre-tax restructuring charges and acquisition-related charges included in gross profit were as follows (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Engines	$—	$464
Products	—	2,245
Total	$—	$2,709

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges, acquisition-related charges, and litigation charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended
	October 2, 2016	September 27, 2015
Engines	$—	$2,204
Products	—	2,295
Total	$—	$4,499
14. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	October 2, 2016	July 3, 2016
Multicurrency Credit Agreement	$50,175	$—
Total Short-Term Debt	$50,175	$—

6.875% Senior Notes	$223,149	$223,149
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	1,693	1,810
Total Long-Term Debt	$221,456	$221,339

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of October 2, 2016, $50.2 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 3, 2016. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transaction with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio.

15. Separate Financial Information of Subsidiary Guarantor of Indebtedness

Under the terms of the Company’s Senior Notes and the Revolver (collectively, the “Domestic Indebtedness”), Briggs & Stratton Power Products Group, LLC, a 100% owned subsidiary of the Company, was the sole joint and several guarantor of the Domestic Indebtedness (the “Guarantor”) as of October 2, 2016 and July 3, 2016. The Guarantor provides a full and unconditional guarantee of the Domestic Indebtedness, except for certain customary limitations. These customary limitations, which are described in detail in the First Supplemental Indenture (Indenture) dated December 20, 2010, include (i) the sale of the guarantor or substantially all of the guarantor’s assets, (ii) the designation of the guarantor as an unrestricted subsidiary for covenant purposes, (iii) the guarantor ceasing to guarantee certain other indebtedness, if the guarantor is also not a significant subsidiary within the meaning of Article 1, Rule 1-02 of Regulation S-X, and (iv) achieving the Indenture’s requirements for legal defeasance, covenant defeasance or discharge. Additionally, if at any time a domestic subsidiary of the Company

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

constitutes a significant domestic subsidiary, then such domestic subsidiary will also become a guarantor of the Domestic Indebtedness. Currently, all of the Domestic Indebtedness is unsecured. If the Company were to fail to make a payment of interest or principal on its due date, the Guarantor is obligated to pay the outstanding Domestic Indebtedness. The Company had the following outstanding amounts related to the guaranteed debt (in thousands):

	October 2, 2016 Carrying Amount	Maximum Guarantee
6.875% Senior Notes	$223,149	$223,149
Multicurrency Credit Agreement	$50,175	$500,000

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following condensed supplemental consolidating financial information reflects the summarized financial information of Briggs & Stratton, its Guarantor Subsidiary and its Non-Guarantor Subsidiaries (in thousands):

CONSOLIDATING BALANCE SHEET
As of October 2, 2016
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$1,416	$429	$41,115	$—	$42,960
Accounts Receivable, Net	66,065	50,636	44,009	—	160,710
Intercompany Accounts Receivable	37,178	6,942	45,540	(89,660)	—
Inventories, Net	222,452	161,963	86,392	—	470,807
Deferred Income Tax Asset	29,162	11,978	2,553	—	43,693
Prepaid Expenses and Other Current Assets	29,453	5,935	6,082	—	41,470
Total Current Assets	385,726	237,883	225,691	(89,660)	759,640
OTHER ASSETS:
Goodwill	128,300	—	33,370	$—	161,670
Investments	52,049	—	—	—	52,049
Investments in Subsidiaries	510,845	—	—	(510,845)	—
Intercompany Note Receivable	982	84,641	53,457	(139,080)	—
Other Intangible Assets, Net	—	53,202	50,116	—	103,318
Long-Term Deferred Income Tax Asset	76,502	—	2,459	(29,231)	49,730
Other Long-Term Assets, Net	12,117	4,306	1,065	—	17,488
Total Other Assets	780,795	142,149	140,467	(679,156)	384,255
PLANT AND EQUIPMENT, NET	277,018	24,527	27,258	—	328,803
TOTAL ASSETS	$1,443,539	$404,559	$393,416	$(768,816)	$1,472,698

CURRENT LIABILITIES:
Accounts Payable	$114,995	$48,576	$22,897	$—	$186,468
Intercompany Accounts Payable	34,012	9,634	46,014	(89,660)	—
Short-Term Debt	50,175	—	—	—	50,175
Accrued Liabilities	66,303	39,868	23,534	—	129,705
Total Current Liabilities	265,485	98,078	92,445	(89,660)	366,348
OTHER LIABILITIES:
Accrued Pension Cost	305,112	355	852	—	306,319
Accrued Employee Benefits	23,341	—	—	—	23,341
Accrued Postretirement Health Care Obligation	22,418	13,702	—	—	36,120
Intercompany Note Payable	98,621	—	40,459	(139,080)	—
Other Long-Term Liabilities	37,530	24,698	16,541	(29,231)	49,538
Long-Term Debt	221,456	—	—	—	221,456
Total Other Liabilities	708,478	38,755	57,852	(168,311)	636,774
TOTAL SHAREHOLDERS’ INVESTMENT	469,576	267,726	243,119	(510,845)	469,576
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,443,539	$404,559	$393,416	$(768,816)	$1,472,698

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of July 3, 2016

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and Cash Equivalents	$40,966	$741	$48,132	$—	$89,839
Accounts Receivable, Net	96,366	61,467	33,845	—	191,678
Intercompany Accounts Receivable	26,340	5,528	41,530	(73,398)	—
Inventories, Net	160,596	138,175	87,294	—	386,065
Deferred Income Tax Asset	30,260	12,470	2,006	—	44,736
Prepaid Expenses and Other Current Assets	18,105	7,767	4,801	(2,254)	28,419
Total Current Assets	372,633	226,148	217,608	(75,652)	740,737
OTHER ASSETS:
Goodwill	128,300	—	33,268	—	161,568
Investments	52,757	—	—	—	52,757
Investments in Subsidiaries	516,796	—	—	(516,796)	—
Intercompany Note Receivable	5,976	111,290	47,157	(164,423)	—
Other Intangible Assets, Net	—	53,503	50,661	—	104,164
Long-Term Deferred Income Tax Asset	80,409	—	2,230	(29,172)	53,467
Other Long-Term Assets, Net	11,992	4,639	1,070	—	17,701
Total Other Assets	796,230	169,432	134,386	(710,391)	389,657
PLANT AND EQUIPMENT, NET	274,741	24,702	26,830	—	326,273
TOTAL ASSETS	$1,443,604	$420,282	$378,824	$(786,043)	$1,456,667

CURRENT LIABILITIES:
Accounts Payable	$112,178	$50,529	$18,445	$—	$181,152
Intercompany Accounts Payable	33,079	6,347	33,972	(73,398)	—
Accrued Liabilities	65,884	48,997	24,522	(2,254)	137,149
Total Current Liabilities	211,141	105,873	76,939	(75,652)	318,301
OTHER LIABILITIES:
Accrued Pension Cost	309,191	343	844	—	310,378
Accrued Employee Benefits	23,483	—	—	—	23,483
Accrued Postretirement Health Care Obligation	24,587	13,854	—	—	38,441
Intercompany Note Payable	123,232	—	41,191	(164,423)	—
Other Long-Term Liabilities	37,005	26,679	16,587	(29,172)	51,099
Long-Term Debt	221,339	—	—	—	221,339
Total Other Liabilities	738,837	40,876	58,622	(193,595)	644,740
TOTAL SHAREHOLDERS’ INVESTMENT	493,626	273,533	243,263	(516,796)	493,626
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,443,604	$420,282	$378,824	$(786,043)	$1,456,667

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended October 2, 2016
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$144,146	$98,861	$81,685	$(37,895)	$286,797
Cost of Goods Sold	119,430	87,089	65,652	(37,895)	234,276
Gross Profit	24,716	11,772	16,033	—	52,521
Engineering, Selling, General and Administrative Expenses	38,965	17,396	15,702	—	72,063
Equity in Earnings of Unconsolidated Affiliates	1,816	1,412	—	—	3,228
Equity in Loss (Earnings) from Subsidiaries	2,001	—	—	(2,001)	—
Income (Loss) from Operations	(14,434)	(4,212)	331	2,001	(16,314)
Interest Expense	(4,436)	(67)	(2)	—	(4,505)
Other Income (Loss), Net	(404)	11	850	—	457
Income (Loss) before Income Taxes	(19,274)	(4,268)	1,179	2,001	(20,362)
Provision (Credit) for Income Taxes	(5,126)	(1,548)	460	—	(6,214)
Net Income (Loss)	$(14,148)	$(2,720)	$719	$2,001	$(14,148)
Comprehensive Income (Loss)	$(10,034)	$(2,347)	$1,064	$1,283	$(10,034)
CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended September 27, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$149,500	$106,506	$82,492	$(49,040)	$289,458
Cost of Goods Sold	128,601	93,485	64,241	(49,040)	237,287
Restructuring Charges	—	1,995	464	—	2,459
Gross Profit	20,899	11,026	17,787	—	49,712
Engineering, Selling, General and Administrative Expenses	37,805	16,954	17,375	—	72,134
Restructuring Charges	890	24	—	—	914
Equity in Loss (Earnings) from Subsidiaries	3,695	—	—	(3,695)	—
Income (Loss) from Operations	(21,491)	(5,952)	412	3,695	(23,336)
Interest Expense	(4,472)	(64)	—	—	(4,536)
Other Income, Net	703	790	(38)	—	1,455
Income (Loss) before Income Taxes	(25,260)	(5,226)	374	3,695	(26,417)
Provision (Credit) for Income Taxes	(7,089)	(1,898)	741	—	(8,246)
Net Income (Loss)	$(18,171)	$(3,328)	$(367)	$3,695	$(18,171)
Comprehensive Income (Loss)	$(28,802)	$(3,601)	$(6,506)	$10,107	$(28,802)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended October 2, 2016
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Provided by (Used in) Operating Activities	$(51,795)	$(26,097)	$1,692	$(297)	$(76,497)
Cash Flows from Investing Activities:
Capital Expenditures	(13,463)	(881)	(1,420)	—	(15,764)
Proceeds Received on Disposition of Plant and Equipment	—	17	35	—	52
Proceeds on Sale of Investments in Marketable Securities	3,343	—	—	—	3,343
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	(20,273)	—	—	20,273	—
Net Cash Provided by (Used in) Investing Activities	(30,393)	(864)	(1,385)	20,273	(12,369)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Revolver, Notes Payable and Long-Term Debt	50,175	26,649	(6,376)	(20,273)	50,175
Treasury Stock Purchases	(8,654)	—	—	—	(8,654)
Payment of Acquisition Contingent Liability	—	—	(813)	—	(813)
Stock Option Exercise Proceeds and Tax Benefits	1,117	—	—	—	1,117
Cash Dividends Paid	—	—	(297)	297	—
Net Cash (Used in) Provided by Financing Activities	42,638	26,649	(7,486)	(19,976)	41,825
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	162	—	162
Net Decrease in Cash and Cash Equivalents	(39,550)	(312)	(7,017)	—	(46,879)
Cash and Cash Equivalents, Beginning	40,966	741	48,132	—	89,839
Cash and Cash Equivalents, Ending	$1,416	$429	$41,115	$—	$42,960

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended September 27, 2015
(Unaudited)

	Briggs & Stratton Corporation	Guarantor Subsidiary	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash Used in Operating Activities	$(67,715)	$(8,420)	$(6,311)	$(243)	$(82,689)
Cash Flows from Investing Activities:
Capital Expenditures	(10,916)	(1,126)	(386)	—	(12,428)
Proceeds Received on Disposition of Plant and Equipment	—	504	11	—	515
Cash Investment in Subsidiary	—	—	—	—	—
Cash Paid for Acquisition, Net of Cash Acquired	—	—	(2,174)	—	(2,174)
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	2,489	—	—	(2,489)	—
Net Cash Used in Investing Activities	(8,427)	(622)	(2,549)	(2,489)	(14,087)
Cash Flows from Financing Activities:
Net Borrowings (Repayments) on Loans, Notes Payable and Long-Term Debt	38,410	(8,063)	5,574	2,489	38,410
Treasury Stock Purchases	(11,178)	—	—	—	(11,178)
Stock Option Exercise Proceeds and Tax Benefits	6,433	—	—	—	6,433
Cash Investment in Subsidiary	—	—	(243)	243	—
Net Cash Provided by (Used in) Financing Activities	33,665	(8,063)	5,331	2,732	33,665
Effect of Foreign Currency Exchange Rate Changes on Cash and Cash Equivalents	—	—	(1,284)	—	(1,284)
Net Decrease in Cash and Cash Equivalents	(42,477)	(17,105)	(4,813)	—	(64,395)
Cash and Cash Equivalents, Beginning	45,395	17,237	55,758	—	118,390
Cash and Cash Equivalents, Ending	$2,918	$132	$50,945	$—	$53,995

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, and litigation charges, for the three months ended fiscal September 2017 and 2016 (in thousands, except per share data):

	Three Months Ended Fiscal September
	2017 Reported	Adjustments	2017 Adjusted(2)	2016 Reported	Adjustments(1)	2016 Adjusted(2)
Gross Profit:
Engines	$30,985	$—	$30,985	$23,777	$464	$24,241
Products	22,951	—	22,951	27,143	2,245	29,388
Inter-Segment Eliminations	(1,415)	—	(1,415)	(1,208)	—	(1,208)
Total	$52,521	$—	$52,521	$49,712	$2,709	$52,421

Engineering, Selling, General and Administrative Expenses:
Engines	$44,455	$—	$44,455	$44,301	$850	$43,451
Products	27,608	—	27,608	27,833	26	27,807
Total	$72,063	$—	$72,063	$72,134	$876	$71,258

Segment Income (Loss)(3):
Engines	$(11,654)	$—	$(11,654)	$(20,754)	$2,204	$(18,550)
Products	(3,245)	—	(3,245)	62	2,295	2,357
Inter-Segment Eliminations	(1,415)	—	(1,415)	(1,208)	—	(1,208)
Total	$(16,314)	$—	$(16,314)	$(21,900)	$4,499	$(17,401)

Reconciliation from Segment Income (Loss) to Income (Loss) Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	—	—	1,436	—	1,436
Income (Loss) from Operations	$(16,314)	$—	$(16,314)	$(23,336)	$4,499	$(18,837)

Income (Loss) Before Income Taxes	(20,362)	—	(20,362)	(26,417)	4,499	(21,918)
Provision (Credit) for Income Taxes	(6,214)	—	(6,214)	(8,246)	1,528	(6,718)
Net Income (Loss)	$(14,148)	$—	$(14,148)	$(18,171)	$2,971	$(15,200)

Earnings (Loss) Per Share
Basic	$(0.34)	$—	$(0.34)	$(0.42)	$0.07	$(0.35)
Diluted	(0.34)	—	(0.34)	(0.42)	0.07	(0.35)
(1) For the first quarter of fiscal 2016, includes pre-tax restructuring charges of $3,373 ($2,239 after tax), pre-tax acquisition-related charges of $276 ($179 after tax), and pre-tax litigation charges of $850 ($553 after tax). There were no such charges in the first quarter of fiscal 2017.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, and litigation charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
(3) The Company defines segment income (loss) as income from operations plus equity in earnings of unconsolidated affiliates. For all periods presented, equity in earnings of unconsolidated affiliates is included in segment income (loss). Since the third quarter of fiscal 2016, the Company has classified its equity in earnings of unconsolidated affiliates within income from operations. Prior to the third quarter of fiscal 2016, equity in earnings of unconsolidated affiliates is classified in other income.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the first quarter of fiscal 2017 were $287 million, a decrease of $3 million, or 0.9%, from the first quarter of fiscal 2016.

Engines Segment net sales in the first quarter of fiscal 2017 increased $4 million or 2.9% from the prior year. Starting in fiscal 2017, the Company implemented new sales terms for engines shipped to overseas customers in which title and risk of loss pass to the customer when the engines are delivered to a carrier for shipment.  Sales terms used in previous fiscal years caused deferral of revenue recognition for certain in-transit shipments.  Net sales were higher by $18 million in the first quarter of fiscal 2017 for approximately 150,000 units shipped for which revenue would have been deferred, if sold under the former terms.  If comparable sales terms had been used, the volume of engines recognized in revenue in the first quarter of fiscal 2017 would have decreased 13%, or approximately 130,000 engines. The decrease is due to lower sales of engines used on snowthrowers due to elevated channel inventories and continued anticipation that customers will produce later in fiscal 2017 compared to fiscal 2016. With regard to the new sales terms implemented this year, the Company expects that the impact of this change will be to shift sales from the second half of fiscal 2017 to the first half, with the majority of the first half impact to occur in the first quarter. Given the seasonal nature of our business, the full year impact of the terms change is expected to be insignificant on net sales and profitability.

Products Segment net sales in the first quarter of fiscal 2017 decreased $12 million, or 7.2%, from the prior year. Net sales decreased primarily due to lower shipments of snowthrowers, pressure washers, and service parts, partially offset by higher shipments of high-end residential and commercial lawn and garden equipment through the Company's North American dealer channel.

GROSS PROFIT

The consolidated gross profit percentage was 18.3% in the first quarter of fiscal 2017, an increase from 17.2% in the same period last year.

The Engines Segment gross profit percentage was 20.1% in the first quarter of fiscal 2017, an increase of 430 basis points from the 15.8% in the first quarter of fiscal 2016. Adjusted gross profit percentage was 16.2% in the first quarter last year. Gross profit percentage increased due to favorable sales mix, slightly lower material costs, favorable foreign exchange and manufacturing efficiency improvements. Production volume decreased by 7% as planned.

The Products Segment gross profit percentage was 15.2% for the first quarter of fiscal 2017, down from 16.7% in the first quarter of fiscal 2016. Adjusted gross profit percentage was 18.1% in the first quarter last year. Gross profit percentage decreased primarily due to unfavorable foreign exchange and reduced production of snowthrowers due to elevated channel inventories.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $72.1 million in the first quarter of fiscal 2017, a decrease of $0.1 million or 0.1% from the first quarter of fiscal 2016.

The Engines Segment engineering, selling, general and administrative expenses for the first quarter of fiscal 2017 increased $0.2 million compared to the first quarter of fiscal 2016. Adjusted Engines Segment engineering, selling, general and administrative expenses (which only included adjustments last year) increased $1.0 million largely due to higher costs associated with the ERP upgrade project and higher pension costs.

The Products Segment engineering, selling, general and administrative expenses were $27.6 million for the first quarter of fiscal 2017, a decrease of $0.2 million from the first quarter of fiscal 2016. Adjusted engineering, selling, general and administrative expenses (which only included adjustments last year) in the first quarter of fiscal 2016 were $0.2 million lower than the same period last year.

INTEREST EXPENSE

Interest expense for the first quarter of fiscal 2017 was consistent with the same period last year.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES
The effective tax rate for the first quarter of fiscal 2017 was 30.5%, compared to 31.2% for the same respective period last year. The effective tax rates for the first quarters of fiscal 2017 and 2016 were primarily impacted by losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first three months of fiscal 2017 were $76.5 million compared to $82.7 million in the first three months of fiscal 2016. The improvement in operating cash flows used was primarily related to a lower net loss.

Cash flows used in investing activities were $12.4 million and $14.1 million during the first three months of fiscal 2017 and fiscal 2016, respectively. The $1.7 million decrease in cash used in investing activities was primarily related to $3.3 million in proceeds received from the sale of an investment in marketable securities during the first quarter of fiscal 2017 compared to no proceeds received in the same period last year and no acquisitions in the first quarter of fiscal 2017 compared to $2.2 million of cash paid for acquisitions in the first quarter of fiscal 2016, partially offset by $3.3 million of higher capital expenditures in the first quarter of fiscal 2017 compared to the same period last year.

Cash flows provided by financing activities were $41.8 million during the first three months of fiscal 2017 as compared to $33.7 million during the first three months of fiscal 2016. The $8.1 million increase in cash provided by financing activities was attributable to $50.2 million of borrowings under the Revolver in the first three months of fiscal 2017 compared to $38.4 million of borrowings in fiscal 2016 as well as a $2.5 million decrease in treasury stock purchases in the first three months of fiscal 2017 compared to fiscal 2016, partially offset by $5.3 million of lower stock option proceeds in the first quarter of fiscal 2017 compared to the same period last year and $0.8 million of cash paid related to an acquisition contingent liability in the first quarter of fiscal 2017 compared to no payments in the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the third quarter of fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the revolving credit facility is
$500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of October 2, 2016, $50.2 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 3, 2016.

In August 2016, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.135 per share to $0.14 per share on the Company's common stock for the dividend payable on October 3, 2016.

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. The prior share repurchase program expired as of June 30, 2016. As of October 2, 2016, the total remaining authorization was approximately $41.5 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the three months ended October 2, 2016, the Company repurchased 443,384 shares on the

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

open market at an average price of $19.52 per share, as compared to 589,882 shares purchased on the open market at an average price of $18.95 per share during the three months ended September 27, 2015.

The Company expects capital expenditures to be approximately $70 million to $80 million in fiscal 2017. These anticipated expenditures reflect its plans to continue to invest in efficient equipment and innovative new products.

During the first three months of fiscal 2017, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan in fiscal 2017 through fiscal 2018. The Company may be required to make further contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transaction with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of October 2, 2016, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2016.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 30, 2016 filing of the Company’s Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 30, 2016 filing of the Company’s Annual Report on Form 10-K, except that subsequent to the filing of the Company's Annual Report on Form 10-K, based upon current regulations and actuarial studies, the Company continues to expect it will be required to make no minimum contributions to the qualified pension plan in fiscal 2017 through fiscal 2018; however, the Company now expects that its required contributions to the qualified pension plan will be approximately $15 million in fiscal 2019 and $56 million during the period of fiscal 2020 through fiscal 2021.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 30, 2016 filing of its Annual Report on Form 10-K. As discussed in its annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since the August 30, 2016 filing of the Company’s Annual Report on Form 10-K.
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

ITEM 1A. RISK FACTORS
There have been no material changes since the August 30, 2016 filing of the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended October 2, 2016.

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 4, 2016 to July 31, 2016	59,689	$21.65	59,689	$48,906,454
August 1, 2016 to August 28, 2016 (a)	114,852	21.30	75,554	47,336,442
August 29, 2016 to October 2, 2016	308,141	18.79	308,141	41,546,473
Total First Quarter	482,682	$19.74	443,384	$41,546,473

(a)	39,298 shares reported during August were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock.

(b)	On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	November 1, 2016	/s/ Mark A. Schwertfeger
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 2, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements