Form 10-Q
period 2017-01-01
BRIGGS & STRATTON CORP
filed 2017-02-02
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2017
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 20, 2017
COMMON STOCK, par value $0.01 per share	42,806,705 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	January 1, 2017	July 3, 2016
CURRENT ASSETS:
Cash and Cash Equivalents	$47,327	$89,839
Accounts Receivable, Net	222,768	191,678
Inventories -
Finished Products	359,490	271,718
Work in Process	119,638	104,468
Raw Materials	6,723	9,879
Total Inventories	485,851	386,065
Deferred Income Tax Asset	43,150	44,736
Prepaid Expenses and Other Current Assets	36,010	28,419
Total Current Assets	835,106	740,737
OTHER ASSETS:
Goodwill	161,287	161,568
Investments	48,298	52,757
Other Intangible Assets, Net	102,324	104,164
Long-Term Deferred Income Tax Asset	44,961	53,467
Other Long-Term Assets, Net	20,171	17,701
Total Other Assets	377,041	389,657
PLANT AND EQUIPMENT:
Cost	1,077,452	1,056,893
Less - Accumulated Depreciation	746,289	730,620
Total Plant and Equipment, Net	331,163	326,273
TOTAL ASSETS	$1,543,310	$1,456,667

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	January 1, 2017	July 3, 2016
CURRENT LIABILITIES:
Accounts Payable	$186,291	$181,152
Short-Term Debt	132,100	—
Accrued Liabilities	127,411	137,149
Total Current Liabilities	445,802	318,301
OTHER LIABILITIES:
Accrued Pension Cost	301,551	310,378
Accrued Employee Benefits	22,819	23,483
Accrued Postretirement Health Care Obligation	33,658	38,441
Other Long-Term Liabilities	43,797	51,099
Long-Term Debt	221,570	221,339
Total Other Liabilities	623,395	644,740
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	68,144	72,020
Retained Earnings	1,063,500	1,074,437
Accumulated Other Comprehensive Loss	(336,952)	(338,450)
Treasury Stock at cost, 15,047 and 14,675 shares, respectively	(321,158)	(314,960)
Total Shareholders’ Investment	474,113	493,626
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,543,310	$1,456,667

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
NET SALES	$428,236	$413,379	$715,034	$702,837
COST OF GOODS SOLD	332,830	319,036	567,106	556,323
RESTRUCTURING CHARGES	—	2,647	—	5,106
Gross Profit	95,406	91,696	147,928	141,408
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	73,032	72,559	145,095	144,693
RESTRUCTURING CHARGES	—	372	—	1,286
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	3,011	—	6,239	—
Income (Loss) from Operations	25,385	18,765	9,072	(4,571)
INTEREST EXPENSE	(5,133)	(5,013)	(9,638)	(9,549)
OTHER INCOME, Net	381	2,383	836	3,838
Income (Loss) Before Income Taxes	20,633	16,135	270	(10,282)
PROVISION (CREDIT) FOR INCOME TAXES	5,382	3,575	(833)	(4,671)
NET INCOME (LOSS)	$15,251	$12,560	$1,103	$(5,611)

EARNINGS (LOSS) PER SHARE
Basic	$0.35	$0.28	$0.02	$(0.13)
Diluted	0.35	0.28	0.02	(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,081	43,374	42,287	43,426
Diluted	42,142	43,470	42,337	43,426

DIVIDENDS PER SHARE	$0.140	$0.135	$0.280	$0.270

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net Income (Loss)	$15,251	$12,560	$1,103	$(5,611)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(8,051)	(1,710)	(6,450)	(14,183)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	2,815	(950)	2,768	(1,301)
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,620	2,360	5,180	4,553
Gain on Marketable Securities, Net of Tax	—	2,363	—	2,363
Other Comprehensive Income (Loss)	(2,616)	2,063	1,498	(8,568)
Total Comprehensive Income (Loss)	$12,635	$14,623	$2,601	$(14,179)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	January 1, 2017	December 27, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$1,103	$(5,611)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	28,156	26,856
Stock Compensation Expense	2,826	3,204
Loss on Disposition of Plant and Equipment	331	249
Provision for Deferred Income Taxes	4,315	2,435
Equity in Earnings of Unconsolidated Affiliates	(6,239)	(3,187)
Dividends Received from Unconsolidated Affiliates	8,186	4,436
Non-Cash Restructuring Charges	—	1,611
Change in Operating Assets and Liabilities:
Accounts Receivable	(36,077)	28,924
Inventories	(99,787)	(127,537)
Other Current Assets	1,203	3,649
Accounts Payable, Accrued Liabilities and Income Taxes	(25,089)	(25,552)
Other, Net	(7,240)	(8,112)
Net Cash Used in Operating Activities	(128,312)	(98,635)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(31,163)	(25,843)
Proceeds Received on Disposition of Plant and Equipment	1,009	997
Cash Paid for Acquisition, Net of Cash Acquired	—	(2,174)
Proceeds on Sale of Investment in Marketable Securities	3,343	—
Net Cash Used in Investing Activities	(26,811)	(27,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	132,100	93,243
Treasury Stock Purchases	(15,153)	(24,903)
Payment of Acquisition Contingent Liability	(813)	—
Stock Option Exercise Proceeds and Tax Benefits	4,243	7,230
Cash Dividends Paid	(6,039)	(5,992)
Net Cash Provided by Financing Activities	114,338	69,578
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,727)	(1,946)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(42,512)	(58,023)
CASH AND CASH EQUIVALENTS, Beginning	89,839	118,390
CASH AND CASH EQUIVALENTS, Ending	$47,327	$60,367

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and General Information

Briggs & Stratton Corporation (the “Company”) is a U.S. based producer of gasoline engines and outdoor power equipment. The Company’s Engines segment sells engines worldwide, primarily to original equipment manufacturers ("OEMs") of lawn and garden equipment and other gasoline engine powered equipment. The Company also sells related service parts and accessories for its engines. The Company’s Products segment designs, manufactures and markets a wide range of outdoor power equipment, job site products, and related accessories.

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

Prior to January 1, 2017, Briggs & Stratton Power Products Group, LLC was a wholly owned subsidiary of Briggs & Stratton Corporation. On January 1, 2017, Briggs & Stratton Power Products Group, LLC was merged with and into Briggs & Stratton Corporation.

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
3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended January 1, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(22,262)	$(1,599)	$(310,475)	$(334,336)
Other Comprehensive Income (Loss) Before Reclassification	(8,051)	4,149	—	(3,902)
Income Tax Benefit (Expense)	—	(1,556)	—	(1,556)
Net Other Comprehensive Income (Loss) Before Reclassifications	(8,051)	2,593	—	(5,458)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	18	—	18
Realized (Gains) Losses - Commodity Contracts (1)	—	120	—	120
Realized (Gains) Losses - Interest Rate Swaps (1)	—	217	—	217
Amortization of Prior Service Costs (Credits) (2)	—	—	(618)	(618)
Amortization of Actuarial Losses (2)	—	—	4,813	4,813
Total Reclassifications Before Tax	—	355	4,195	4,550
Income Tax Expense (Benefit)	—	(133)	(1,575)	(1,708)
Net Reclassifications	—	222	2,620	2,842
Other Comprehensive Income (Loss)	(8,051)	2,815	2,620	(2,616)
Ending Balance	$(30,313)	$1,216	$(307,855)	$(336,952)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six Months Ended January 1, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(23,863)	$(1,552)	$(313,035)	$(338,450)
Other Comprehensive Income (Loss) Before Reclassification	(6,450)	3,832	—	(2,618)
Income Tax Benefit (Expense)	—	(1,436)	—	(1,436)
Net Other Comprehensive Income (Loss) Before Reclassifications	(6,450)	2,396	—	(4,054)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(53)	—	(53)
Realized (Gains) Losses - Commodity Contracts (1)	—	200	—	200
Realized (Gains) Losses - Interest Rate Swaps (1)	—	449	—	449
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,237)	(1,237)
Amortization of Actuarial Losses (2)	—	—	9,527	9,527
Total Reclassifications Before Tax	—	596	8,290	8,886
Income Tax Expense (Benefit)	—	(224)	(3,110)	(3,334)
Net Reclassifications	—	372	5,180	5,552
Other Comprehensive Income (Loss)	(6,450)	2,768	5,180	1,498
Ending Balance	$(30,313)	$1,216	$(307,855)	$(336,952)
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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Net Income (Loss)	$15,251	$12,560	$1,103	$(5,611)
Less: Allocation to Participating Securities	(332)	(255)	(225)	(217)
Net Income (Loss) Available to Common Shareholders	$14,919	$12,305	$878	$(5,828)
Average Shares of Common Stock Outstanding	42,081	43,374	42,287	43,426
Diluted Average Shares Outstanding	42,142	43,470	42,337	43,426
Basic Earnings (Loss) Per Share	$0.35	$0.28	$0.02	$(0.13)
Diluted Earnings (Loss) Per Share	$0.35	$0.28	$0.02	$(0.13)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Options to Purchase Shares of Common Stock (in thousands)	408	1,365	408	408
Weighted Average Exercise Price of Options Excluded	$20.82	$19.43	$20.82	$20.82

As a result of the Company incurring a net loss for the six months ended December 27, 2015, potential incremental common shares of 758,000 were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of January 1, 2017, the total remaining authorization was approximately $35.0 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months ended January 1, 2017, the Company repurchased 787,343 shares on the open market at an average price of $19.25 per share, as compared to 1,343,968 shares purchased on the open market at an average price of $18.53 per share during the six months ended December 27, 2015.
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

Financial information of the unconsolidated affiliated companies is accounted for by the equity method, generally on a lag of one month or less. The following table sets forth the unaudited results of operations of unconsolidated affiliated companies for the three and six months ended January 1, 2017 and December 27, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Results of Operations:
Sales	$74,487	$60,274	$150,748	$121,763
Cost of Goods Sold	55,097	47,066	113,408	95,024
Gross Profit	$19,390	$13,208	$37,340	$26,739
Net Income	$5,541	$2,900	$8,940	$7,476

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table sets forth the unaudited balance sheets of unconsolidated affiliated companies as of January 1, 2017 and July 3, 2016 (in thousands):

	January 1, 2017	July 3, 2016
Financial Position:
Assets:
Current Assets	$131,918	$139,673
Noncurrent Assets	57,449	59,837
	189,367	199,510
Liabilities:
Current Liabilities	$45,436	$43,442
Noncurrent Liabilities	28,566	29,178
	74,002	72,620
Equity	$115,365	$126,890
Net sales to equity method investees were approximately $50.0 million and $40.9 million for the six months ended January 1, 2017 and December 27, 2015, respectively. Purchases of finished products from equity method investees were approximately $54.1 million and $54.1 million for the six months ended January 1, 2017 and December 27, 2015, respectively.
During the fourth quarter of fiscal 2016, the Company sold its investment in marketable securities related to its ownership of common stock of a publicly-traded company and recognized a gain in the Condensed Consolidated Statements of Operations. The Company received proceeds of $3.3 million related to the sale in the first quarter of fiscal 2017.
6. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Components of Net Periodic Expense (Income):
Service Cost	$1,652	$909	$32	$55
Interest Cost on Projected Benefit Obligation	10,832	13,013	597	813
Expected Return on Plan Assets	(16,095)	(17,774)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(663)	(664)
Actuarial Loss	4,276	3,332	661	1,065
Net Periodic Expense (Income)	$710	$(475)	$627	$1,269

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Components of Net Periodic Expense (Income):
Service Cost	$3,379	$1,766	$95	$131
Interest Cost on Projected Benefit Obligation	21,678	26,055	1,191	1,622
Expected Return on Plan Assets	(32,213)	(35,601)	—	—
Amortization of:
Prior Service Cost (Credit)	90	90	(1,327)	(1,329)
Actuarial Loss	8,479	6,504	1,398	2,022
Net Periodic Expense (Income)	$1,413	$(1,186)	$1,357	$2,446

The Company expects to make benefit payments of $3.2 million attributable to its non-qualified pension plans during fiscal 2017. During the first six months of fiscal 2017, the Company made payments of approximately $1.6 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $8.6 million for its other postretirement benefit plans during fiscal 2017. During the first six months of fiscal 2017, the Company made payments of $6.1 million for its other postretirement benefit plans.

During the first six months of fiscal 2017, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan in fiscal 2017 through fiscal 2018, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
7. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.6 million and $2.8 million for the three and six months ended January 1, 2017. For the three and six months ended December 27, 2015, stock based compensation expense was $1.6 million and $3.2 million, respectively.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

As of January 1, 2017 and July 3, 2016, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		January 1, 2017	July 3, 2016
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	157,500	145,000
Foreign Currency:
Australian Dollar	Sell	37,058	39,935
Brazilian Real	Buy	26,066	16,436
Canadian Dollar	Sell	14,180	8,675
Chinese Renminbi	Buy	141,025	171,475
Euro	Sell	48,650	41,730
Japanese Yen	Buy	1,500,000	587,000
Mexican Peso	Sell	—	3,500
Commodity:
Natural Gas (Therms)	Buy	10,022	11,771

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	January 1, 2017	July 3, 2016
Interest rate contracts
Other Long-Term Assets	$2,080	$—
Accrued Liabilities	(280)	—
Other Long-Term Liabilities	(84)	(1,367)
Foreign currency contracts
Other Current Assets	4,615	1,356
Other Long-Term Assets	192	2
Accrued Liabilities	(2,932)	(2,601)
Other Long-Term Liabilities	(256)	(185)
Commodity contracts
Other Current Assets	222	—
Other Long-Term Assets	107	64
Accrued Liabilities	—	(190)
Other Long-Term Liabilities	(12)	(16)
	$3,652	$(2,937)
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Three Months Ended January 1, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,565	Net Sales	$(217)	$—
Foreign currency contracts - sell	2,079	Net Sales	706	—
Foreign currency contracts - buy	(1,169)	Cost of Goods Sold	(724)	—
Commodity contracts	340	Cost of Goods Sold	(120)	—
	$2,815		$(355)	$—

	Three Months Ended December 27, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$329	Net Sales	$(298)	$—
Foreign currency contracts - sell	(721)	Net Sales	2,231	—
Foreign currency contracts - buy	(324)	Cost of Goods Sold	(158)	—
Commodity contracts	(234)	Cost of Goods Sold	(260)	—
	$(950)		$1,515	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six Months Ended January 1, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,929	Net Sales	$(449)	$—
Foreign currency contracts - sell	1,953	Net Sales	400	—
Foreign currency contracts - buy	(1,401)	Cost of Goods Sold	(347)	—
Commodity contracts	287	Cost of Goods Sold	(200)	—
	$2,768		$(596)	$—

	Six Months Ended December 27, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$60	Net Sales	$(600)	$—
Foreign currency contracts - sell	(331)	Net Sales	5,538	—
Foreign currency contracts - buy	(690)	Cost of Goods Sold	(294)	—
Commodity contracts	(340)	Cost of Goods Sold	(392)	—
	$(1,301)		$4,252	$—

During the next twelve months, the estimated net amount of losses on cash flow hedges as of January 1, 2017 expected to be reclassified out of AOCI into earnings is $0.3 million.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of January 1, 2017 and July 3, 2016 (in thousands):

		Fair Value Measurements Using
	January 1, 2017	Level 1	Level 2	Level 3
Assets:
Derivatives	$7,216	$—	$7,216	$—
Liabilities:
Derivatives	$3,564	$—	$3,564	$—
	July 3, 2016	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,422	$—	$1,422	$—
Liabilities:
Derivatives	$4,359	$—	$4,359	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 14) at January 1, 2017 and July 3, 2016 was $246.2 million and $240.2 million, respectively, compared to the carrying value of $223.1 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 14) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at January 1, 2017 and July 3, 2016 due to the short-term nature of these instruments.
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

	Six Months Ended
	January 1, 2017	December 27, 2015
Beginning Balance	$44,367	$48,006
Payments	(14,754)	(15,301)
Provision for Current Year Warranties	10,569	12,161
Changes in Estimates	(625)	(45)
Ending Balance	$39,557	$44,821

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

11. Income Taxes
The effective tax rates for the second quarter and first six months of fiscal 2017 were 26.1% and (307.6)%, respectively, compared to 22.2% and 45.4% for the same respective periods last year. The effective tax rates for the second quarter and first six months of fiscal 2017 were primarily driven by the reversal of previously recorded reserves as the result of the effective settlement of the Company’s IRS audit for its fiscal year 2010 and 2013 consolidated income tax returns in the amount of approximately $3.9 million and the establishment of a valuation allowance against the deferred tax assets of the Company’s Brazilian subsidiary in the amount of approximately $2.7 million. The tax rates for the second quarter and first six months of fiscal 2016 were primarily impacted by the re-enactment of the U.S. research and development tax credit and losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits.

For the six months ended January 1, 2017, the Company's unrecognized tax benefits decreased by $3.9 million, all of which impacted the current effective tax rate.

Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis.  In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2014.  The Company is also currently under audit by various state and foreign jurisdictions.  With respect to the Company's major foreign jurisdictions, they are no longer subject to tax examinations before fiscal 2006.
12. Commitments and Contingencies
The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and disputes with customers, suppliers, distributors and dealers, competitors and employees.

On May 14, 2010, the Company notified retirees and certain retirement eligible employees of various amendments to the Company-sponsored retiree medical plans intended to better align the plans offered to both hourly and salaried retirees. On August 16, 2010, a putative class of retirees who retired prior to August 1, 2006 and the United Steel Workers filed a complaint in the U.S. District Court for the Eastern District of Wisconsin (Merrill, Weber, Carpenter, et al.; United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC v. Briggs & Stratton Corporation; Group Insurance Plan of Briggs & Stratton Corporation; and Does 1 through 20, Docket No. 10-C-0700), contesting the Company's right to make these changes. In mid-December 2015, the parties agreed in principle to settle this case for an aggregate payment of $3.95 million covering both claimed benefits and plaintiffs’ attorneys fees, which resulted in a contribution of $1.975 million from the Company and $1.975 million from a third party insurance provider. The Company recorded a total charge of $1.975 million as Engineering, Selling, General and Administrative Expense on the Condensed Consolidated Statements of Operations in the second quarter of fiscal 2016 related to this matter. The parties filed a signed Stipulation of Settlement with the court on April 12, 2016 and the court held a hearing on the fairness, reasonableness and adequacy of the terms and conditions of the settlement and on the fee petition of the plaintiffs' counsel on August 11, 2016. The court approved the settlement following that hearing.
On May 12, 2010, Exmark Manufacturing Company, Inc. filed suit against Briggs & Stratton Power Products Group, LLC (“BSPPG”), a wholly owned subsidiary of the Company that was subsequently merged with and into the Company on January 1, 2017 (Case No. 8:10CV187, U.S. District Court for the District of Nebraska), alleging that certain Ferris® and Snapper Pro® mower decks infringed an Exmark mower deck patent. Exmark sought damages relating to sales since May 2004, attorneys’ fees, and enhanced damages. As a result of a reexamination proceeding in 2012, the United States Patent and Trademark Office (“USPTO”) initially rejected the asserted Exmark claims as invalid.  However, in 2014, that decision was reversed by the USPTO on appeal by Exmark. Following discovery, each of BSPPG and Exmark filed several motions for summary judgment in the Nebraska district court, which were decided on July 28, 2015. The court concluded that older mower deck designs infringed Exmark’s patent, leaving for trial the issues of whether current designs infringed, the amount of damages, and whether any infringement was willful.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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
The parties submitted post-trial motions and briefing related to: damages; willfulness; laches; attorney fees; enhanced damages; and prejudgment/post-judgment interest and costs.  All post-trial motions and briefing were completed on December 18, 2015. On May 11, 2016, the court ruled on those post-trial motions and entered judgment against BSPPG and in favor of Exmark in the amount of $24.3 million in compensatory damages, an additional $24.3 million in enhanced damages, and $1.5 million in pre-judgment interest along with post-judgment interest and costs to be determined. BSPPG and the Company strongly disagree with the jury verdict, certain rulings made before and during trial, and the May 11, 2016 post-trial rulings. BSPPG has appealed to the U.S. Court of Appeals for the Federal Circuit on several bases, including the issues of obviousness and invalidity of Exmark’s patent, the damages calculation, willfulness and laches. The appeal has been fully briefed and the parties await oral argument and the decision of the Court of Appeals.

In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the likelihood of successful appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of January 1, 2017.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Summarized segment data is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
NET SALES:
Engines	$260,737	$262,007	$415,235	$412,090
Products	190,701	172,497	341,497	335,038
Inter-Segment Eliminations	(23,202)	(21,125)	(41,698)	(44,291)
Total*	$428,236	$413,379	$715,034	$702,837
* International sales included in net sales based on product shipment destination	$158,727	$152,676	$268,614	$244,216
GROSS PROFIT:
Engines	$61,573	$65,635	$92,559	$89,411
Products	33,178	26,744	56,129	53,888
Inter-Segment Eliminations	655	(683)	(760)	(1,891)
Total	$95,406	$91,696	$147,928	$141,408
SEGMENT INCOME (LOSS):
Engines	$17,922	$20,782	$6,269	$28
Products	6,808	417	3,563	479
Inter-Segment Eliminations	655	(683)	(760)	(1,891)
Total	$25,385	$20,516	$9,072	$(1,384)

Reconciliation from Segment Income (Loss) to Income (Loss) Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	1,751	—	3,187
Income (Loss) from Operations	$25,385	$18,765	$9,072	$(4,571)
INTEREST EXPENSE	(5,133)	(5,013)	(9,638)	(9,549)
OTHER INCOME, Net	381	2,383	836	3,838
Income (Loss) Before Income Taxes	20,633	16,135	270	(10,282)
PROVISION (CREDIT) FOR INCOME TAXES	5,382	3,575	(833)	(4,671)
Net Income (Loss)	$15,251	$12,560	$1,103	$(5,611)

Pre-tax restructuring charges and acquisition-related charges included in gross profit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Engines	$—	$—	$—	$464
Products	—	2,647	—	4,892
Total	$—	$2,647	$—	$5,356

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges, acquisition-related charges, and litigation charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 1, 2017	December 27, 2015	January 1, 2017	December 27, 2015
Engines	$—	$1,975	$—	$4,179
Products	—	3,019	—	5,314
Total	$—	$4,994	$—	$9,493
14. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	January 1, 2017	July 3, 2016
Multicurrency Credit Agreement	$132,100	$—
Total Short-Term Debt	$132,100	$—

6.875% Senior Notes	$223,149	$223,149
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	1,579	1,810
Total Long-Term Debt	$221,570	$221,339

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of January 1, 2017, $132.1 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 3, 2016. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, litigation charges, and the reinstatement of a deferred tax asset, for the three months ended fiscal December 2017 and 2016 (in thousands, except per share data):

	Three Months Ended Fiscal December
	2017 Reported	Adjustments	2017 Adjusted(2)	2016 Reported	Adjustments(1)	2016 Adjusted(2)
Gross Profit:
Engines	$61,573	$—	$61,573	$65,635	$—	$65,635
Products	33,178	—	33,178	26,744	2,647	29,391
Inter-Segment Eliminations	655	—	655	(683)	—	(683)
Total	$95,406	$—	$95,406	$91,696	$2,647	$94,343

Engineering, Selling, General and Administrative Expenses:
Engines	$45,706	$—	$45,706	$46,214	$1,975	$44,239
Products	27,326	—	27,326	26,345	—	26,345
Total	$73,032	$—	$73,032	$72,559	$1,975	$70,584

Segment Income (3):
Engines	$17,922	$—	$17,922	$20,782	$1,975	$22,757
Products	6,808	—	6,808	417	3,019	3,436
Inter-Segment Eliminations	655	—	655	(683)	—	(683)
Total	$25,385	$—	$25,385	$20,516	$4,994	$25,510

Reconciliation from Segment Income to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	—	—	1,751	—	1,751
Income from Operations	$25,385	$—	$25,385	$18,765	$4,994	$23,759

Income Before Income Taxes	20,633	—	20,633	16,135	4,994	21,129
Provision for Income Taxes	5,382	—	5,382	3,575	2,417	5,992
Net Income	$15,251	$—	$15,251	$12,560	$2,577	$15,137

Earnings Per Share
Basic	$0.35	$—	$0.35	$0.28	$0.06	$0.34
Diluted	0.35	—	0.35	0.28	0.06	0.34
(1) For the second quarter of fiscal 2016, includes pre-tax restructuring charges of $3,019 ($1,962 after tax), pre-tax litigation charges of $1,975 ($1,284 after tax), and a tax benefit of $669 for the reinstatement of a deferred tax asset related to an investment in marketable securities. There were no such charges in the second quarter of fiscal 2017.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, litigation charges, and the reinstatement of a deferred tax asset have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the second quarter of fiscal 2017 were $428 million, an increase of $15 million, or 3.6%, from the second quarter of fiscal 2016.

Engines Segment net sales in the second quarter of fiscal 2017 decreased $1 million or 0.5% from the prior year. Starting in fiscal 2017, the Company implemented new sales terms for engines shipped to overseas customers in which title and risk of loss pass to the customer when the engines are delivered to a carrier for shipment.  Sales terms used in previous fiscal years caused deferral of revenue recognition for certain in-transit shipments. Net sales were higher by $5 million in the second quarter of fiscal 2017 for approximately 50,000 units shipped due to the changes in sales terms. If comparable sales terms had been used, the volume of engines recognized in revenue in the second quarter of fiscal 2017 would have decreased 2%, or approximately 40,000 engines. The decrease is due to timing of sales as we continue to anticipate that our customers will produce later in fiscal 2017 compared to fiscal 2016. With regard to the new sales terms implemented this year, the Company expects that the impact of this change will be to shift sales from the second half of fiscal 2017 to the first half. The majority of the first half impact occurred in the first quarter. Given the seasonal nature of the Company's business, the full year impact of the terms change is expected to be insignificant on net sales and profitability.

Products Segment net sales in the second quarter of fiscal 2017 increased $18 million, or 10.6%, from the prior year. Net sales increased primarily due to higher shipments of portable generators due to Hurricane Matthew, higher sales of commercial lawn and garden equipment, and timing of international shipments.

GROSS PROFIT

The consolidated gross profit percentage was 22.3% in the second quarter of fiscal 2017, a slight increase from 22.2% in the same period last year. The consolidated adjusted gross profit percentage in the second quarter of fiscal 2016 was 22.8%.

The Engines Segment gross profit percentage was 23.6% in the second quarter of fiscal 2017, a decrease of 150 basis points from the 25.1% in the second quarter of fiscal 2016. Gross profit percentage decreased due to 8% lower manufacturing volume, as planned, as well as unfavorable foreign exchange, mainly due to a decline in the value of the euro. Manufacturing efficiency improved compared to the prior year.

The Products Segment gross profit percentage was 17.4% for the second quarter of fiscal 2017, up from 15.5% in the second quarter of fiscal 2016. Adjusted gross profit percentage was 17.0% in the second quarter last year. Adjusted gross profit percentage (which only included adjustments in the prior year) increased 40 basis points, primarily due to favorable sales mix driven by the Company's focus on selling higher margin lawn and garden equipment as well as the benefit of Hurricane Matthew, partially offset by unfavorable foreign exchange mainly due to the Australian dollar.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $73.0 million in the second quarter of fiscal 2017, a decrease of $0.5 million or 0.7% from the second quarter of fiscal 2016. Adjusted engineering, selling, general and administrative expenses were $70.6 million in the second quarter of fiscal 2016.

The Engines Segment engineering, selling, general and administrative expenses for the second quarter of fiscal 2017 decreased $0.5 million compared to the second quarter of fiscal 2016. Adjusted Engines Segment engineering, selling, general and administrative expenses (which only included adjustments in the prior year) increased $1.5 million largely due to higher costs associated with the ERP system upgrade and higher pension expense.

The Products Segment engineering, selling, general and administrative expenses were $27.3 million for the second quarter of fiscal 2017, an increase of $1.0 million from the second quarter of fiscal 2016 due to higher costs associated with the ERP system upgrade and higher marketing expenses to support new product launches for the upcoming season.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, litigation charges, and the reinstatement of a deferred tax asset, for the six months ended fiscal December 2017 and 2016 (in thousands, except per share data):

	Six Months Ended Fiscal December
	2017 Reported	Adjustments	2017 Adjusted(2)	2016 Reported	Adjustments(1)	2016 Adjusted(2)
Gross Profit:
Engines	$92,559	$—	$92,559	$89,411	$464	$89,875
Products	56,129	—	56,129	53,888	4,892	58,780
Inter-Segment Eliminations	(760)	—	(760)	(1,891)	—	(1,891)
Total	$147,928	$—	$147,928	$141,408	$5,356	$146,764

Engineering, Selling, General and Administrative Expenses:
Engines	$90,161	$—	$90,161	$90,514	$2,825	$87,689
Products	54,934	—	54,934	54,179	26	54,153
Total	$145,095	$—	$145,095	$144,693	$2,851	$141,842

Segment Income (Loss)(3):
Engines	$6,269	$—	$6,269	$28	$4,179	$4,207
Products	3,563	—	3,563	479	5,314	5,793
Inter-Segment Eliminations	(760)	—	(760)	(1,891)	—	(1,891)
Total	$9,072	$—	$9,072	$(1,384)	$9,493	$8,109

Reconciliation from Segment Income (Loss) to Income (Loss) Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	—	—	3,187	—	3,187
Income (Loss) from Operations	$9,072	$—	$9,072	$(4,571)	$9,493	$4,922

Income (Loss) Before Income Taxes	270		270	(10,282)	9,493	(789)
Provision (Credit) for Income Taxes	(833)	—	(833)	(4,671)	3,945	(726)
Net Income (Loss)	$1,103	$—	$1,103	$(5,611)	$5,548	$(63)

Earnings (Loss) Per Share
Basic	$0.02	$—	$0.02	$(0.13)	$0.12	$(0.01)
Diluted	0.02	—	0.02	(0.13)	0.12	(0.01)
(1) For the first six months of fiscal 2016, includes pre-tax restructuring charges of $6,392 ($4,201 after tax), pre-tax acquisition-related charges of $276 ($180 after tax), pre-tax litigation charges of $2,825 ($1,836 after tax), and a tax benefit of $669 for the reinstatement of a deferred tax asset related to an investment in marketable securities. There were no such charges in the first six months of fiscal 2017.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, litigation charges, and the reinstatement of a deferred tax asset have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the first six months of fiscal 2017 were $715 million, an increase of $12 million, or 1.7%, from the first six months of fiscal 2016.

Engines Segment net sales in the first six months of fiscal 2017 increased $3 million or 0.8% from the prior year. Starting in fiscal 2017, the Company implemented new sales terms for engines shipped to overseas customers in which title and risk of loss pass to the customer when the engines are delivered to a carrier for shipment. Sales terms used in previous fiscal years caused deferral of revenue recognition for certain in-transit shipments. Net sales were higher by $23 million in the first six months of fiscal 2017 for approximately 200,000 units shipped due to the changes in sales terms. If comparable sales terms had been used, the volume of engines recognized in revenue in the first six months of fiscal 2017 would have decreased 6%, or approximately 170,000 engines. The decrease is due to timing of sales as we continue to anticipate that our customers will produce later in fiscal 2017 compared to fiscal 2016. With regard to the new sales terms implemented this year, the Company expects that the impact of this change will be to shift sales from the second half of fiscal 2017 to the first half. The majority of the first half impact occurred in the first quarter. Given the seasonal nature of the Company's business, the full year impact of the terms change is expected to be insignificant on net sales and profitability.

Products Segment net sales in the first six months of fiscal 2017 increased $6 million, or 1.9%, from the prior year. Net sales increased primarily due to higher shipments of portable generators due to Hurricane Matthew and higher sales of high-end residential and commercial lawn and garden equipment through the Company's North American dealer channel, partially offset by lower shipments of snowthrowers, pressure washers, and service parts.

GROSS PROFIT

The consolidated gross profit percentage was 20.7% in the first six months of fiscal 2017, an increase from 20.1% in the same period last year. The consolidated adjusted gross profit percentage was 20.9% in the first six months of fiscal 2016.

The Engines Segment gross profit percentage was 22.3% in the first six months of fiscal 2017, an increase of 60 basis points from the 21.7% in the first six months of fiscal 2016. Adjusted gross profit percentage (which only included adjustments in the prior year) was 21.8% in the first six months last year. Gross profit percentage increased due to favorable sales mix and manufacturing efficiency improvements. Production volume decreased by 8% as planned.

The Products Segment gross profit percentage was 16.4% for the first six months of fiscal 2017, up from 16.1% in the first six months of fiscal 2016. Adjusted gross profit percentage was 17.5% in the first six months last year. Adjusted gross profit percentage (which only included adjustments in the prior year) decreased primarily due to unfavorable foreign exchange, partially offset by favorable sales mix driven by our focus on selling higher margin lawn and garden equipment as well as the benefit of Hurricane Matthew.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $145.1 million in the first six months of fiscal 2017, an increase of $0.4 million or 0.3% from the first six months of fiscal 2016. Adjusted engineering, selling, general and administrative expenses were $141.8 million in the first six months of fiscal 2016.

The Engines Segment engineering, selling, general and administrative expenses for the first six months of fiscal 2017 decreased $0.4 million compared to the first six months of fiscal 2016. Adjusted Engines Segment engineering, selling, general and administrative expenses (which only included adjustments in the prior year) increased $2.5 million largely due to higher costs associated with the ERP system upgrade and higher pension expense.

The Products Segment engineering, selling, general and administrative expenses were $54.9 million for the first six months of fiscal 2017, an increase of $0.8 million from the first six months of fiscal 2016. Adjusted engineering, selling, general and administrative expenses (which only included adjustments in the prior year) in the first six months of fiscal 2017 were $0.8 million higher than the same period last year largely due to higher costs associated

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

with the ERP system upgrade and higher marketing expenses to support new product launches for the upcoming season.

INTEREST EXPENSE

Interest expense for the first six months of fiscal 2017 was $0.1 million higher than the same period last year.

PROVISION FOR INCOME TAXES
The effective tax rates for the second quarter and first six months of fiscal 2017 were 26.1% and (307.6)%, respectively, compared to 22.2% and 45.4% for the same respective periods last year. The effective tax rates for the second quarter and first six months of fiscal 2017 were primarily driven by the reversal of previously recorded reserves as the result of the effective settlement of the Company’s IRS audit for its fiscal year 2010 and 2013 consolidated income tax returns in the amount of approximately $3.9 million and the establishment of a valuation allowance against the deferred tax assets of the Company’s Brazilian subsidiary in the amount of approximately $2.7 million. The tax rates for the second quarter and first six months of fiscal 2016 were primarily impacted by the re-enactment of the U.S. research and development tax credit and losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits.

OTHER INFORMATION

Prior to January 1, 2017, Briggs & Stratton Power Products Group, LLC was a wholly owned subsidiary of Briggs & Stratton Corporation. On January 1, 2017, Briggs & Stratton Power Products Group, LLC was merged with and into Briggs & Stratton Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of fiscal 2017 were $128.3 million compared to $98.6 million in the first six months of fiscal 2016. The increase in operating cash flows used was primarily related to changes in working capital, including higher accounts receivable due to timing of sales year over year.

Cash flows used in investing activities were $26.8 million and $27.0 million during the first six months of fiscal 2017 and fiscal 2016, respectively.

Cash flows provided by financing activities were $114.3 million during the first six months of fiscal 2017 as compared to $69.6 million during the first six months of fiscal 2016. The $44.8 million increase in cash provided by financing activities was attributable to $132.1 million of borrowings under the Revolver in the first six months of fiscal 2017 compared to $93.2 million of borrowings in fiscal 2016 and a $9.8 million decrease in treasury stock purchases in the first six months of fiscal 2017 compared to fiscal 2016, partially offset by $0.8 million of cash paid related to an acquisition contingent liability in the first six months of fiscal 2017 compared to no payments in the same period last year and $3.0 million of lower stock option proceeds in the first six months of fiscal 2017 compared to the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the third quarter of fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the revolving credit facility is
$500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of January 1, 2017, $132.1 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 3, 2016.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

In August 2016, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.135 per share to $0.14 per share on the Company's common stock beginning with the dividend payable on October 3, 2016.

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. The prior share repurchase program expired as of June 30, 2016. As of January 1, 2017, the total remaining authorization was approximately $35.0 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the six months ended January 1, 2017, the Company repurchased 787,343 shares on the open market at an average price of $19.25 per share, as compared to 1,343,968 shares purchased on the open market at an average price of $18.53 per share during the six months ended December 27, 2015.

The Company expects capital expenditures to be approximately $70 million to $80 million in fiscal 2017. These anticipated expenditures reflect its plans to continue to invest in efficient equipment and innovative new products.

During the first six months of fiscal 2017, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan in fiscal 2017 through fiscal 2018, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transaction with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of January 1, 2017, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2017.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended January 1, 2017.

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
October 3, 2016 to October 30, 2016	231,679	$18.96	231,679	$37,153,378
October 31, 2016 to November 27, 2016	106,444	18.63	106,444	35,170,031
November 28, 2016 to January 1, 2017	5,836	20.99	5,836	35,047,551
Total Second Quarter	343,959	$18.89	343,959	$35,047,551

(a)	On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Supplemental Employee Retirement Plan, as amended and restated effective as of January 1, 2017 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	February 2, 2017	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

EXHIBIT INDEX

Exhibit Number	Description

10.1	Supplemental Employee Retirement Plan, as amended and restated effective as of January 1, 2017 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended January 1, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements