Form 10-Q
period 2017-04-02
BRIGGS & STRATTON CORP
filed 2017-05-09
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
COMMON STOCK, par value $0.01 per share	42,777,759 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	April 2, 2017	July 3, 2016
CURRENT ASSETS:
Cash and Cash Equivalents	$52,097	$89,839
Accounts Receivable, Net	298,990	191,678
Inventories -
Finished Products	295,142	271,718
Work in Process	111,216	104,468
Raw Materials	7,214	9,879
Total Inventories	413,572	386,065
Deferred Income Tax Asset	45,914	44,736
Prepaid Expenses and Other Current Assets	22,178	28,419
Total Current Assets	832,751	740,737
OTHER ASSETS:
Goodwill	161,823	161,568
Investments	49,535	52,757
Other Intangible Assets, Net	101,847	104,164
Long-Term Deferred Income Tax Asset	39,093	53,467
Other Long-Term Assets, Net	19,182	17,701
Total Other Assets	371,480	389,657
PLANT AND EQUIPMENT:
Cost	1,086,778	1,056,893
Less - Accumulated Depreciation	742,240	730,620
Total Plant and Equipment, Net	344,538	326,273
TOTAL ASSETS	$1,548,769	$1,456,667

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	April 2, 2017	July 3, 2016
CURRENT LIABILITIES:
Accounts Payable	$212,974	$181,152
Short-Term Debt	62,300	—
Accrued Liabilities	144,023	137,149
Total Current Liabilities	419,297	318,301
OTHER LIABILITIES:
Accrued Pension Cost	297,170	310,378
Accrued Employee Benefits	22,649	23,483
Accrued Postretirement Health Care Obligation	31,126	38,441
Other Long-Term Liabilities	43,320	51,099
Long-Term Debt	221,682	221,339
Total Other Liabilities	615,947	644,740
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	73,269	72,020
Retained Earnings	1,093,323	1,074,437
Accumulated Other Comprehensive Loss	(330,293)	(338,450)
Treasury Stock at cost, 15,149 and 14,675 shares, respectively	(323,353)	(314,960)
Total Shareholders’ Investment	513,525	493,626
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,548,769	$1,456,667

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
NET SALES	$596,965	$603,750	$1,311,998	$1,306,587
COST OF GOODS SOLD	462,194	476,075	1,029,299	1,032,398
RESTRUCTURING CHARGES	—	580	—	5,686
Gross Profit	134,771	127,095	282,699	268,503
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	78,279	75,288	223,373	219,980
RESTRUCTURING CHARGES	—	144	—	1,430
GOODWILL IMPAIRMENT	—	7,651	—	7,651
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	1,079	1,105	7,318	1,105
Income from Operations	57,571	45,117	66,644	40,547
INTEREST EXPENSE	(5,521)	(5,593)	(15,159)	(15,142)
OTHER INCOME, Net	844	511	1,679	4,348
Income Before Income Taxes	52,894	40,035	53,164	29,753
PROVISION FOR INCOME TAXES	17,075	13,212	16,242	8,541
NET INCOME	$35,819	$26,823	$36,922	$21,212

EARNINGS PER SHARE
Basic	$0.83	$0.62	$0.86	$0.48
Diluted	0.83	0.61	0.86	0.48

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,076	42,621	42,217	43,158
Diluted	42,175	42,889	42,271	43,377

DIVIDENDS PER SHARE	$0.140	$0.135	$0.420	$0.405

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Net Income	$35,819	$26,823	$36,922	$21,212
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	4,646	5,661	(1,804)	(8,522)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	(577)	(1,022)	2,191	(2,323)
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,590	2,278	7,770	6,831
Gain (Loss) on Marketable Securities, Net of Tax	—	(179)	—	2,184
Other Comprehensive Income (Loss)	6,659	6,738	8,157	(1,830)
Total Comprehensive Income	$42,478	$33,561	$45,079	$19,382

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	April 2, 2017	March 27, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$36,922	$21,212
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	42,177	40,579
Stock Compensation Expense	4,560	4,792
Goodwill Impairment	—	7,651
Loss on Disposition of Plant and Equipment	610	454
Provision for Deferred Income Taxes	7,574	3,656
Equity in Earnings of Unconsolidated Affiliates	(7,318)	(4,292)
Dividends Received from Unconsolidated Affiliates	8,186	5,039
Non-Cash Restructuring Charges	—	1,725
Change in Operating Assets and Liabilities:
Accounts Receivable	(110,978)	(64,488)
Inventories	(27,553)	(41,903)
Other Current Assets	584	1,429
Accounts Payable, Accrued Liabilities and Income Taxes	30,041	25,598
Other, Net	(13,008)	(6,808)
Net Cash Used in Operating Activities	(28,203)	(5,356)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures (1)	(48,780)	(41,092)
Proceeds Received on Disposition of Plant and Equipment	1,014	997
Cash Paid for Acquisition, Net of Cash Acquired	—	(3,074)
Cash Paid for Investment in Unconsolidated Affiliates	—	(19,100)
Proceeds on Sale of Investment in Marketable Securities	3,343	—
Other, Net	—	(750)
Net Cash Used in Investing Activities	(44,423)	(63,019)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	62,300	32,443
Repayments on Long-Term Debt	—	(1,851)
Debt Issuance Costs	—	(932)
Treasury Stock Purchases	(17,924)	(33,394)
Payment of Acquisition Contingent Liability	(1,625)	—
Stock Option Exercise Proceeds and Tax Benefits	4,751	11,165
Cash Dividends Paid	(12,028)	(11,885)
Net Cash Provided by (Used in) Financing Activities	35,474	(4,454)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(590)	(1,845)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(37,742)	(74,674)
CASH AND CASH EQUIVALENTS, Beginning	89,839	118,390
CASH AND CASH EQUIVALENTS, Ending	$52,097	$43,716
(1) Non-cash investing activity: The change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable is $9.5 million for the nine months ended April 2, 2017 and is not material for the nine months ended March 27, 2016.

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
2. New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2021. Early adoption is permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations and financial position.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective beginning fiscal year 2018. Early adoption is permitted. The Company does not expect the impact of adoption to have a material impact on the Company’s results of operations, financial position, and cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The guidance is effective beginning fiscal year 2020, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The guidance is effective beginning fiscal year 2019, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). Current guidance requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective beginning fiscal year 2018. Early adoption is permitted. The Company does not expect the impact of adoption to have a significant impact on the Company’s financial position and will have no impact on the results of operations and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance is effective beginning fiscal year 2019 under either full or modified retrospective adoption. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended April 2, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(30,313)	$1,216	$(307,855)	$(336,952)
Other Comprehensive Income (Loss) Before Reclassification	4,646	(778)	—	3,868
Income Tax Benefit (Expense)	—	292	—	292
Net Other Comprehensive Income (Loss) Before Reclassifications	4,646	(486)	—	4,160
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(368)	—	(368)
Realized (Gains) Losses - Commodity Contracts (1)	—	53	—	53
Realized (Gains) Losses - Interest Rate Swaps (1)	—	169	—	169
Amortization of Prior Service Costs (Credits) (2)	—	—	(618)	(618)
Amortization of Actuarial Losses (2)	—	—	4,763	4,763
Total Reclassifications Before Tax	—	(146)	4,145	3,999
Income Tax Expense (Benefit)	—	55	(1,555)	(1,500)
Net Reclassifications	—	(91)	2,590	2,499
Other Comprehensive Income (Loss)	4,646	(577)	2,590	6,659
Ending Balance	$(25,667)	$639	$(305,265)	$(330,293)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine Months Ended April 2, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(23,863)	$(1,552)	$(313,035)	$(338,450)
Other Comprehensive Income (Loss) Before Reclassification	(1,804)	3,056	—	1,252
Income Tax Benefit (Expense)	—	(1,146)	—	(1,146)
Net Other Comprehensive Income (Loss) Before Reclassifications	(1,804)	1,910	—	106
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(421)	—	(421)
Realized (Gains) Losses - Commodity Contracts (1)	—	253	—	253
Realized (Gains) Losses - Interest Rate Swaps (1)	—	618	—	618
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,855)	(1,855)
Amortization of Actuarial Losses (2)	—	—	14,289	14,289
Total Reclassifications Before Tax	—	450	12,434	12,884
Income Tax Expense (Benefit)	—	(169)	(4,664)	(4,833)
Net Reclassifications	—	281	7,770	8,051
Other Comprehensive Income (Loss)	(1,804)	2,191	7,770	8,157
Ending Balance	$(25,667)	$639	$(305,265)	$(330,293)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Information on earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Net Income	$35,819	$26,823	$36,922	$21,212
Less: Allocation to Participating Securities	(821)	(579)	(776)	(402)
Net Income Available to Common Shareholders	$34,998	$26,244	$36,146	$20,810
Average Shares of Common Stock Outstanding	42,076	42,621	42,217	43,158
Diluted Average Shares, Including Participating Securities	42,901	43,536	43,006	44,070
Adjustment for Participating Securities	(726)	(647)	(735)	(693)
Shares Used in Calculating Diluted Earnings Per Share	42,175	42,889	42,271	43,377
Basic Earnings Per Share	$0.83	$0.62	$0.86	$0.48
Diluted Earnings Per Share	$0.83	$0.61	$0.86	$0.48

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Options to Purchase Shares of Common Stock (in thousands)	—	408	—	910
Weighted Average Exercise Price of Options Excluded	$—	$20.82	$—	$20.31

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of April 2, 2017, the total remaining authorization was approximately $32.3 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended April 2, 2017, the Company repurchased 916,040 shares on the open market at an average price of $19.57 per share, as compared to 1,841,078 shares purchased on the open market at an average price of $18.14 per share during the nine months ended March 27, 2016.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

6. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Components of Net Periodic Expense (Income):
Service Cost	$1,689	$883	$48	$65
Interest Cost on Projected Benefit Obligation	10,839	13,028	596	811
Expected Return on Plan Assets	(16,107)	(17,800)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(663)	(665)
Actuarial Loss	4,239	3,252	699	1,011
Net Periodic Expense (Income)	$705	$(592)	$680	$1,222

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Components of Net Periodic Expense (Income):
Service Cost	$5,068	$2,649	$143	$196
Interest Cost on Projected Benefit Obligation	32,517	39,083	1,787	2,432
Expected Return on Plan Assets	(48,320)	(53,401)	—	—
Amortization of:
Prior Service Cost (Credit)	135	135	(1,990)	(1,994)
Actuarial Loss	12,718	9,755	2,097	3,033
Net Periodic Expense (Income)	$2,118	$(1,779)	$2,037	$3,667

The Company expects to make benefit payments of $3.2 million attributable to its non-qualified pension plans during fiscal 2017. During the first nine months of fiscal 2017, the Company made payments of approximately $2.5 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $12.8 million for its other postretirement benefit plans during fiscal 2017. During the first nine months of fiscal 2017, the Company made payments of $9.5 million for its other postretirement benefit plans.

During the first nine months of fiscal 2017, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan in fiscal 2017 through fiscal 2018, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
7. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.7 million and $4.6 million for the three and nine months ended April 2, 2017. For the three and nine months ended March 27, 2016, stock based compensation expense was $1.6 million and $4.8 million, respectively.

Historically, the Company accounted for certain deferred shares issued to directors as liability classified awards, rather than equity classified awards. At January 1, 2017, the liability balance was $4.8 million. During the third quarter of fiscal 2017, the Company determined that equity classification is appropriate and recorded correcting

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

entries to adjust the deferred shares balance and reclassify it from Accrued Liabilities to Additional Paid-In Capital. The correcting entries did not have a material impact on the Consolidated Financial Statements.
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

The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 1.81% for a notional principal amount of $170.0 million with expiration dates ranging from July 2017 through July 2021.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As of April 2, 2017 and July 3, 2016, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		April 2, 2017	July 3, 2016
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	170,000	145,000
Foreign Currency:
Australian Dollar	Sell	38,588	39,935
Brazilian Real	Buy	25,965	16,436
Canadian Dollar	Sell	11,565	8,675
Chinese Renminbi	Buy	82,775	171,475
Euro	Sell	36,355	41,730
Japanese Yen	Buy	730,000	587,000
Mexican Peso	Sell	—	3,500
Commodity:
Natural Gas (Therms)	Buy	8,107	11,771
The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	April 2, 2017	July 3, 2016
Interest rate contracts
Other Long-Term Assets	$2,194	$—
Accrued Liabilities	(120)	—
Other Long-Term Liabilities	(12)	(1,367)
Foreign currency contracts
Other Current Assets	1,733	1,356
Other Long-Term Assets	13	2
Accrued Liabilities	(2,233)	(2,601)
Other Long-Term Liabilities	(56)	(185)
Commodity contracts
Other Current Assets	138	—
Other Long-Term Assets	4	64
Accrued Liabilities	(2)	(190)
Other Long-Term Liabilities	(21)	(16)
	$1,638	$(2,937)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Three Months Ended April 2, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$214	Net Sales	$(169)	$—
Foreign currency contracts - sell	(1,453)	Net Sales	1,330	—
Foreign currency contracts - buy	786	Cost of Goods Sold	(962)	—
Commodity contracts	(124)	Cost of Goods Sold	(53)	—
	$(577)		$146	$—

	Three Months Ended March 27, 2016
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(100)	Net Sales	$(257)	$—
Foreign currency contracts - sell	(1,671)	Net Sales	1,520	—
Foreign currency contracts - buy	571	Cost of Goods Sold	7	—
Commodity contracts	178	Cost of Goods Sold	(364)	—
	$(1,022)		$906	$—

	Nine Months Ended April 2, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$2,143	Net Sales	$(618)	$—
Foreign currency contracts - sell	500	Net Sales	1,730	—
Foreign currency contracts - buy	(615)	Cost of Goods Sold	(1,309)	—
Commodity contracts	163	Cost of Goods Sold	(253)	—
	$2,191		$(450)	$—

	Nine Months Ended March 27, 2016
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(40)	Net Sales	$(857)	$—
Foreign currency contracts - sell	(2,002)	Net Sales	7,058	—
Foreign currency contracts - buy	(119)	Cost of Goods Sold	(287)	—
Commodity contracts	(162)	Cost of Goods Sold	(756)	—
	$(2,323)		$5,158	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

During the next twelve months, the estimated net amount of losses on cash flow hedges as of April 2, 2017 expected to be reclassified out of AOCI into earnings is $0.9 million.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2017 and July 3, 2016 (in thousands):

		Fair Value Measurements Using
	April 2, 2017	Level 1	Level 2	Level 3
Assets:
Derivatives	$4,082	$—	$4,082	$—
Liabilities:
Derivatives	$2,444	$—	$2,444	$—
	July 3, 2016	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,422	$—	$1,422	$—
Liabilities:
Derivatives	$4,359	$—	$4,359	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 14) at April 2, 2017 and July 3, 2016 was $245.3 million and $240.2 million, respectively, compared to the carrying value of $223.1 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 14) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at April 2, 2017 and July 3, 2016 due to the short-term nature of these instruments.

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

	Nine Months Ended
	April 2, 2017	March 27, 2016
Beginning Balance	$44,367	$48,006
Payments	(20,349)	(20,460)
Provision for Current Year Warranties	18,212	19,966
Changes in Estimates	237	(41)
Ending Balance	$42,467	$47,471

11. Income Taxes
The effective tax rates for the third quarter and first nine months of fiscal 2017 were 32.3% and 30.6%, respectively, compared to 33.0% and 28.7% for the same respective periods last year. The tax rates for the third quarter and first nine months of fiscal 2017 and 2016 were primarily driven by the U.S. research and development tax credit and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for the first nine months of fiscal 2017 was also impacted by the reversal of previously recorded reserves as the result of the effective settlement of the Company’s IRS audit for its fiscal year 2010 and 2013 consolidated income tax returns and the establishment of a valuation allowance against the deferred tax assets of the Company’s Brazilian subsidiary.

For the nine months ended April 2, 2017, the Company's unrecognized tax benefits increased by $0.1 million, all of which impacted the current effective tax rate.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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
The parties submitted post-trial motions and briefing related to: damages; willfulness; laches; attorney fees; enhanced damages; and prejudgment/post-judgment interest and costs.  All post-trial motions and briefing were completed on December 18, 2015. On May 11, 2016, the court ruled on those post-trial motions and entered judgment against BSPPG and in favor of Exmark in the amount of $24.3 million in compensatory damages, an additional $24.3 million in enhanced damages, and $1.5 million in pre-judgment interest along with post-judgment interest and costs to be determined. BSPPG and the Company strongly disagree with the jury verdict, certain rulings made before and during trial, and the May 11, 2016 post-trial rulings. BSPPG appealed to the U.S. Court of Appeals for the Federal Circuit on several bases, including the issues of obviousness and invalidity of Exmark’s patent, the damages calculation, willfulness and laches.
Following briefing of the appeal and prior to oral argument, the United States Supreme Court overturned the SCA decision, ruling that laches is not available in a patent infringement case for damages. That ruling eliminated laches as one basis for BSPPG’s appeal of the Exmark case. The U.S. Court of Appeals for the Federal Circuit held a hearing on the remainder of BSPPG’s appeal on April 5, 2017 and has not yet issued its decision.

In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings and related matters, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the likelihood of successful appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of April 2, 2017.

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

Summarized segment data is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
NET SALES:
Engines	$391,063	$415,680	$806,298	$827,770
Products	233,510	220,845	575,007	555,883
Inter-Segment Eliminations	(27,608)	(32,775)	(69,307)	(77,066)
Total*	$596,965	$603,750	$1,311,998	$1,306,587
* International sales included in net sales based on product shipment destination	$171,565	$160,227	$440,179	$404,493
GROSS PROFIT:
Engines	$98,814	$99,371	$191,373	$188,783
Products	34,946	27,527	91,075	81,414
Inter-Segment Eliminations	1,011	197	251	(1,694)
Total	$134,771	$127,095	$282,699	$268,503
SEGMENT INCOME (LOSS):
Engines	$50,946	$52,166	$57,216	$52,195
Products	5,614	(7,246)	9,177	(6,767)
Inter-Segment Eliminations	1,011	197	251	(1,694)
Total	$57,571	$45,117	$66,644	$43,734

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	—	—	3,187
Income from Operations	$57,571	$45,117	$66,644	$40,547
INTEREST EXPENSE	(5,521)	(5,593)	(15,159)	(15,142)
OTHER INCOME, Net	844	511	1,679	4,348
Income Before Income Taxes	52,894	40,035	53,164	29,753
PROVISION FOR INCOME TAXES	17,075	13,212	16,242	8,541
Net Income	$35,819	$26,823	$36,922	$21,212

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax restructuring charges and acquisition-related charges included in gross profit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Engines	$—	$—	$—	$464
Products	—	580	—	5,472
Total	$—	$580	$—	$5,936

Pre-tax restructuring charges, acquisition-related charges, litigation charges, and goodwill impairment charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 2, 2017	March 27, 2016	April 2, 2017	March 27, 2016
Engines	$—	$—	$—	$4,179
Products	—	8,375	—	13,689
Total	$—	$8,375	$—	$17,868
14. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	April 2, 2017	July 3, 2016
Multicurrency Credit Agreement	$62,300	$—
Total Short-Term Debt	$62,300	$—

6.875% Senior Notes	$223,149	$223,149
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	1,467	1,810
Total Long-Term Debt	$221,682	$221,339

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of April 2, 2017, $62.3 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 3, 2016. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges and goodwill impairment charges for the three months ended fiscal March 2017 and 2016 (in thousands, except per share data):

	Three Months Ended Fiscal March
	2017 Reported	Adjustments	2017 Adjusted(2)	2016 Reported	Adjustments(1)	2016 Adjusted(2)
Gross Profit:
Engines	$98,814	$—	$98,814	$99,371	$—	$99,371
Products	34,946	—	34,946	27,527	580	28,107
Inter-Segment Eliminations	1,011	—	1,011	197	—	197
Total	$134,771	$—	$134,771	$127,095	$580	$127,675

Engineering, Selling, General and Administrative Expenses:
Engines	$48,450	$—	$48,450	$47,759	$—	$47,759
Products	29,829	—	29,829	27,529	—	27,529
Total	$78,279	$—	$78,279	$75,288	$—	$75,288

Segment Income (Loss) (3):
Engines	$50,946	$—	$50,946	$52,166	$—	$52,166
Products	5,614	—	5,614	(7,246)	8,375	1,129
Inter-Segment Eliminations	1,011	—	1,011	197	—	197
Total	$57,571	$—	$57,571	$45,117	$8,375	$53,492

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	—	—	—	—	—
Income from Operations	$57,571	$—	$57,571	$45,117	$8,375	$53,492

Income Before Income Taxes	52,894	—	52,894	40,035	8,375	48,410
Provision for Income Taxes	17,075	—	17,075	13,212	254	13,466
Net Income	$35,819	$—	$35,819	$26,823	$8,121	$34,944

Earnings Per Share
Basic	$0.83	$—	$0.83	$0.62	$0.18	$0.80
Diluted	0.83	—	0.83	0.61	0.19	0.80
(1) For the third quarter of fiscal 2016, includes pre-tax restructuring charges of $724 ($470 after tax) and goodwill impairment charge of $7,651 which is not deductible for income tax purposes.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges and impairment charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the third quarter of fiscal 2017 were $597 million, a decrease of $7 million, or 1.1%, from the third quarter of fiscal 2016.

Engines Segment net sales in the third quarter of fiscal 2017 decreased $25 million or 5.9% from the prior year. Starting in fiscal 2017, the Company implemented new sales terms for engines shipped to overseas customers in which title and risk of loss pass to the customer when the engines are delivered to a carrier for shipment. Sales terms used in previous fiscal years caused deferral of revenue recognition for certain in-transit shipments. The change in terms caused units sold and net sales to be higher in the first half of the fiscal year compared to the second half. Net sales were lower by $10 million in the third quarter of fiscal 2017 for approximately 100,000 units shipped due to the changes in sales terms. If comparable sales terms had been used, the volume of engines recognized in revenue in the third quarter of fiscal 2017 would have decreased 5%, or approximately 160,000 engines. The decrease is due to a more cautious approach by U.S. customers in building inventory for the season following the delayed start to the season last year. Offsetting the decrease were higher sales of Vanguard commercial engines and higher European engine sales. With regard to the new sales terms implemented this year, the impact of this change was to shift sales from the second half of fiscal 2017 to the first half. The majority of the first half impact occurred in the first quarter. Given the seasonal nature of the Company's business, the full year impact of the terms change is expected to be insignificant on net sales and profitability.

Products Segment net sales in the third quarter of fiscal 2017 increased $13 million, or 5.7%, from the prior year. Net sales increased primarily due to higher sales of commercial mowers, turf care equipment and job site equipment.

GROSS PROFIT

The consolidated gross profit percentage was 22.6% in the third quarter of fiscal 2017, an increase from 21.1% in the same period last year. The consolidated adjusted gross profit percentage in the third quarter of fiscal 2016 was 21.2%.

The Engines Segment gross profit percentage was 25.3% in the third quarter of fiscal 2017, an increase of 140 basis points from the 23.9% in the third quarter of fiscal 2016. Gross profit percentage increased due to favorable sales mix including a higher proportion of commercial engine sales and margin lift on new products as well as manufacturing efficiency improvements.

The Products Segment gross profit percentage was 15.0% for the third quarter of fiscal 2017, up from 12.5% in the third quarter of fiscal 2016. Adjusted gross profit percentage was 12.7% in the third quarter last year. Adjusted gross profit percentage (which only included adjustments in the prior year) increased 230 basis points, primarily due to manufacturing efficiency improvements and favorable sales mix, which includes higher sales of commercial products.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $78.3 million in the third quarter of fiscal 2017, an increase of $3.0 million or 4.0% from the third quarter of fiscal 2016.

The Engines Segment engineering, selling, general and administrative expenses for the third quarter of fiscal 2017 increased $0.7 million compared to the third quarter of fiscal 2016 primarily due to investments in the ERP system upgrade and higher pension expense.

The Products Segment engineering, selling, general and administrative expenses were $29.8 million for the third quarter of fiscal 2017, an increase of $2.3 million from the third quarter of fiscal 2016 due to higher new product promotional expenses and the investment in the ERP system upgrade.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, litigation charges, goodwill impairment charges, and the reinstatement of a deferred tax asset, for the nine months ended fiscal March 2017 and 2016 (in thousands, except per share data):

	Nine Months Ended Fiscal March
	2017 Reported	Adjustments	2017 Adjusted(2)	2016 Reported	Adjustments(1)	2016 Adjusted(2)
Gross Profit:
Engines	$191,373	$—	$191,373	$188,783	$464	$189,247
Products	91,075	—	91,075	81,414	5,472	86,886
Inter-Segment Eliminations	251	—	251	(1,694)	—	(1,694)
Total	$282,699	$—	$282,699	$268,503	$5,936	$274,439

Engineering, Selling, General and Administrative Expenses:
Engines	$138,610	$—	$138,610	$138,273	$2,825	$135,448
Products	84,763	—	84,763	81,707	26	81,681
Total	$223,373	$—	$223,373	$219,980	$2,851	$217,129

Segment Income (Loss) (3):
Engines	$57,216	$—	$57,216	$52,195	$4,179	$56,374
Products	9,177	—	9,177	(6,767)	13,689	6,922
Inter-Segment Eliminations	251	—	251	(1,694)	—	(1,694)
Total	$66,644	$—	$66,644	$43,734	$17,868	$61,602

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates	—	—	—	3,187	—	3,187
Income from Operations	$66,644	$—	$66,644	$40,547	$17,868	$58,415

Income Before Income Taxes	53,164		53,164	29,753	17,868	47,621
Provision for Income Taxes	16,242	—	16,242	8,541	4,199	12,740
Net Income	$36,922	$—	$36,922	$21,212	$13,669	$34,881

Earnings Per Share
Basic	$0.86	$—	$0.86	$0.48	$0.31	$0.79
Diluted	0.86	—	0.86	0.48	0.31	0.79
(1) For the first nine months of fiscal 2016, includes pre-tax restructuring charges of $7,116 ($4,671 after tax), goodwill impairment charge of $7,651 which is not deductible for income tax purposes, pre-tax acquisition-related charges of $276 ($180 after tax), pre-tax litigation charges of $2,825 ($1,836 after tax), and a tax benefit of $669 for reinstatement of a deferred tax asset related to an investment in marketable securities.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that restructuring charges, acquisition-related charges, litigation charges, impairment charges, and the reinstatement of a deferred tax asset have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the first nine months of fiscal 2017 were $1.31 billion, an increase of $5 million, or 0.4%, from the first nine months of fiscal 2016.

Engines Segment net sales in the first nine months of fiscal 2017 decreased $21 million or 2.6% from the prior year. Starting in fiscal 2017, the Company implemented new sales terms for engines shipped to overseas customers in which title and risk of loss pass to the customer when the engines are delivered to a carrier for shipment. Sales terms used in previous fiscal years caused deferral of revenue recognition for certain in-transit shipments. Net sales were higher by $13 million in the first nine months of fiscal 2017 for approximately 100,000 units shipped due to the changes in sales terms. If comparable sales terms had been used, the volume of engines recognized in revenue in the first nine months of fiscal 2017 would have decreased 6%, or approximately 330,000 engines. The decrease is due to a more cautious approach by our U.S. customers in building inventory for the season following the delayed start to the season last year. Offsetting the decrease were higher sales of Vanguard commercial engines and higher international engine sales. With regard to the new sales terms implemented this year, the impact of this change was to shift sales from the second half of fiscal 2017 to the first half. The majority of the first half impact occurred in the first quarter. Given the seasonal nature of the Company's business, the full year impact of the terms change is expected to be insignificant on net sales and profitability.

Products Segment net sales in the first nine months of fiscal 2017 increased $19 million, or 3.4%, from the prior year. Net sales increased primarily due to higher shipments of portable generators due to Hurricane Matthew and higher sales of high-end residential and commercial lawn and garden equipment, partially offset by lower shipments of snowthrowers and pressure washers.

GROSS PROFIT

The consolidated gross profit percentage was 21.6% in the first nine months of fiscal 2017, an increase from 20.6% in the same period last year. The consolidated adjusted gross profit percentage was 21.0% in the first nine months of fiscal 2016.

The Engines Segment gross profit percentage was 23.7% in the first nine months of fiscal 2017, an increase of 90 basis points from the 22.8% in the first nine months of fiscal 2016. Adjusted gross profit percentage (which only included adjustments in the prior year) was 22.9% in the first nine months last year. Gross profit percentage increased due to favorable sales mix including a higher proportion of commercial engine sales and margin lift on new products as well as manufacturing efficiency improvements.

The Products Segment gross profit percentage was 15.8% for the first nine months of fiscal 2017, up from 14.6% in the first nine months of fiscal 2016. Adjusted gross profit percentage was 15.6% in the first nine months last year. Adjusted gross profit percentage (which only included adjustments in the prior year) increased primarily due favorable sales mix, which includes higher sales of commercial products.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $223.4 million in the first nine months of fiscal 2017, an increase of $3.4 million or 1.5% from the first nine months of fiscal 2016. Adjusted engineering, selling, general and administrative expenses were $217.1 million in the first nine months of fiscal 2016.

The Engines Segment engineering, selling, general and administrative expenses for the first nine months of fiscal 2017 increased $0.3 million compared to the first nine months of fiscal 2016. Adjusted Engines Segment engineering, selling, general and administrative expenses (which only included adjustments in the prior year) increased $3.2 million largely due to investments in the ERP system upgrade and higher pension expense.

The Products Segment engineering, selling, general and administrative expenses were $84.8 million for the first nine months of fiscal 2017, an increase of $3.1 million from the first nine months of fiscal 2016. Adjusted engineering, selling, general and administrative expenses (which only included adjustments in the prior year) in the first nine months of fiscal 2017 were $3.1 million higher than the same period last year largely due to higher new product promotional expenses and the investment in the ERP system upgrade.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE

Interest expense for the first nine months of fiscal 2017 was comparable with the same period last year.

PROVISION FOR INCOME TAXES
The effective tax rates for the third quarter and first nine months of fiscal 2017 were 32.3% and 30.6%, respectively, compared to 33.0% and 28.7% for the same respective periods last year. The tax rates for the third quarter and first nine months of fiscal 2017 and 2016 were primarily driven by the U.S. research and development tax credit and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for the first nine months of fiscal 2017 was also impacted by the reversal of previously recorded reserves as the result of the effective settlement of the Company’s IRS audit for its fiscal year 2010 and 2013 consolidated income tax returns and the establishment of a valuation allowance against the deferred tax assets of the Company’s Brazilian subsidiary.

OTHER INFORMATION

Prior to January 1, 2017, Briggs & Stratton Power Products Group, LLC was a wholly owned subsidiary of Briggs & Stratton Corporation. On January 1, 2017, Briggs & Stratton Power Products Group, LLC was merged with and into Briggs & Stratton Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first nine months of fiscal 2017 were $28.2 million compared to $5.4 million in the first nine months of fiscal 2016. The increase in cash used in operating activities was primarily related to changes in working capital, including higher accounts receivable due to timing of sales year over year.

Cash flows used in investing activities were $44.4 million and $63.0 million during the first nine months of fiscal 2017 and fiscal 2016, respectively. The $18.6 million decrease in cash used in investing activities was primarily related to $19.1 million of cash paid for an investment in Power Distributors, LLC, an unconsolidated affiliate, in fiscal 2016 compared to no payments in fiscal 2017.

Cash flows provided by financing activities were $35.5 million during the first nine months of fiscal 2017 as compared to cash used in financing activities of $4.5 million during the first nine months of fiscal 2016. The $40.0 million increase in cash provided by financing activities was attributable to $62.3 million of borrowings under the Revolver in the first nine months of fiscal 2017 compared to $32.4 million of borrowings in fiscal 2016 and a $15.5 million decrease in treasury stock purchases in the first nine months of fiscal 2017 compared to fiscal 2016, partially offset by $6.4 million of lower stock option proceeds in the first nine months of fiscal 2017 compared to the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the third quarter of fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the revolving credit facility is
$500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of April 2, 2017, $62.3 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 3, 2016.

In August 2016, the Company announced that its Board of Directors declared an increase in the quarterly dividend from $0.135 per share to $0.14 per share on the Company's common stock beginning with the dividend payable on October 3, 2016.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. The prior share repurchase program expired as of June 30, 2016. As of April 2, 2017, the total remaining authorization was approximately $32.3 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing loan covenants. During the nine months ended April 2, 2017, the Company repurchased 916,040 shares on the open market at an average price of $19.57 per share, as compared to 1,841,078 shares purchased on the open market at an average price of $18.14 per share during the nine months ended March 27, 2016.

The Company expects capital expenditures to be approximately $80 million to $90 million in fiscal 2017. These anticipated expenditures reflect its plans to continue to invest in efficient equipment, innovative new products, and an ERP system upgrade.

During the first nine months of fiscal 2017, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies, the Company is not required to make contributions to the qualified pension plan in fiscal 2017 through fiscal 2018, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of April 2, 2017, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2017.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for its products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom the Company competes; changes in laws and regulations; changes in customer and OEM demand; changes in prices of raw materials and parts that the Company purchases; changes in domestic and foreign economic conditions (including effects from the U.K.’s decision to exit the European Union); the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; the ability to realize anticipated savings from restructuring actions; and other factors disclosed from time to time in its SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. The Company is not undertaking any obligation to update any forward-looking statements or other statements it may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended April 2, 2017.

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
January 2, 2017 to January 29, 2017	1,300	$21.43	1,300	$35,019,690
January 30, 2017 to February 26, 2017	50,200	21.46	50,200	33,942,232
February 27, 2017 to April 2, 2017	77,197	21.58	77,197	32,276,241
Total Third Quarter	128,697	$21.53	128,697	$32,276,241

(1)	On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	May 9, 2017	/s/ Mark A. Schwertfeger
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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements