Form 10-K
period 2017-07-02
BRIGGS & STRATTON CORP
filed 2017-08-29
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2017
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment of this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $920.5 million based on the last reported sale price of such securities as of December 30, 2016, the last business day of the most recently completed second fiscal quarter.
Number of Shares of Common Stock Outstanding at August 17, 2017: 42,755,848.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting to be held on October 25, 2017.

BRIGGS & STRATTON CORPORATION
FISCAL 2017 FORM 10-K
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
Briggs & Stratton Corporation ("Briggs & Stratton" or the “Company”) is focused on providing power to get work done and make people's lives better. Briggs & Stratton is the world’s largest producer of gasoline engines for outdoor power equipment, and is a leading designer, manufacturer and marketer of power generation, pressure washer, lawn and garden, turf care and job site products through its Briggs & Stratton®, Simplicity®, Snapper®, Ferris®, Vanguard™, Allmand®, Billy Goat®, Murray®, Branco® and Victa® brands. Briggs & Stratton products are designed, manufactured, marketed and serviced in over 100 countries on six continents.
The Company conducts its operations in two reportable segments: Engines and Products. Further information about Briggs & Stratton’s business segments is contained in Note 9 of the Notes to Consolidated Financial Statements.
The Company’s internet address is www.basco.com. The Company makes available free of charge (other than an investor’s own internet access charges) through its internet website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. Charters of the Audit, Compensation, Finance, and Nominating and Governance Committees, Corporate Governance Guidelines, Stock Ownership Guidelines and code of business conduct and ethics contained in the Briggs & Stratton Integrity Manual are available on the Company’s website and are available in print to any shareholder upon request to the Corporate Secretary. The information contained on and linked from the Company's website is not incorporated by reference into this Annual Report on Form 10-K.
Engines Segment
General
Briggs & Stratton manufactures four-cycle aluminum alloy gasoline engines with gross horsepower ranging from 5.5hp up to 37hp and torques that range from 4.50 ft-lbs gross torque to 21.00 ft-lbs gross torque. The Company’s engines are used primarily by the lawn and garden equipment industry, which accounted for 89% of the Engines segment's fiscal 2017 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 11% of engine sales to OEMs in fiscal 2017 was for use on products for industrial, construction, agricultural and other consumer applications that include portable and standby generators, pumps and pressure washers. Many retailers specify the Company's engines on the power equipment they sell and the Briggs & Stratton logo is often featured prominently on a product because of the appeal and reputation of the brand. The Company mainly sells commercial engines under the Vanguard™ name.
In fiscal 2017 approximately 33% of the Engines segment net sales was derived from sales in international markets, primarily to customers in Europe. The Company serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, India, Italy, Japan, Malaysia, Mexico, New Zealand, Russia, South Africa, Spain, and Sweden. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More information about its foreign operations is in Note 9 of the Notes to Consolidated Financial Statements.
The Company's engines are sold primarily by its worldwide sales force through direct interaction with customers. The Company’s marketing staff and engineers provide support and technical assistance to its sales force.
The Engines segment also manufactures replacement engines and service parts and sells them to sales and service distributors. Beginning in fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC (the venture) to distribute service parts in the United States. During fiscal years 2014 through 2016, the venture acquired other independent distributors. In fiscal 2016, the venture achieved a national distribution network. The Company's remaining domestic distributors are independently owned and operated. The Company owns its principal international distribution centers, but also uses independently owned and operated distributors.
These distributors supply service parts and replacement engines directly to independently owned, authorized service dealers throughout the world. These distributors and service dealers incorporate the Company’s commitment to reliability and service.
Customers
The Company's engine sales are primarily to OEMs. The Company's major external engine customers in fiscal years 2017, 2016 and 2015 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD), Deere & Company, and Power Distributors, LLC. Engines segment sales to the top three customers combined were 47%, 49% and 48% of Engines segment sales in fiscal 2017, 2016 and 2015, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements. In certain cases, the Company has entered into longer supply arrangements of two to three years.
The Company believes that in fiscal 2017 approximately 80% of all residential lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the development of new and innovative products may assist the Company and its customers in realizing higher margins. The Company believes commercial engines are mainly sold through independent dealer networks.
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
Manufacturing
The Company manufactures engines and parts at the following locations: Auburn, Alabama; Statesboro, Georgia; Murray, Kentucky; Poplar Bluff, Missouri; Wauwatosa, Wisconsin; and Chongqing, China. Briggs & Stratton has a parts distribution center in Menomonee Falls, Wisconsin and Wijchen, Netherlands. The Engines segment also purchases certain products under contract manufacturing agreements.
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
Subsequent to July 2, 2017, the Company announced its business optimization program. The program includes, among other things, moving production of larger commercial engines, which are currently sourced from overseas, to two of its existing U.S. plants.
Products Segment
General
The Products segment’s principal product lines include lawn and garden power equipment, turf care products, portable and standby generators, pressure washers, snow throwers, and job site products. Products sells its products through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants, independent dealers and distributors, and on-line merchants. The Company sells its lawn and garden products, turf care products, snow throwers, and standby generators primarily through an independent dealer network and sells its pressure washers and portable generators primarily through the U.S. mass retail channel. To support its international business, Products has leveraged the existing Briggs & Stratton worldwide distribution network and regional sales offices. The Company sells its job site products primarily into the rental channel to the construction and infrastructure, mining and oil & gas industries.
Beginning in fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC to distribute certain service parts in the United States. During fiscal years 2014 through 2016, the venture acquired other independent distributors. In fiscal 2016, the venture achieved a national distribution network.
The Products segment product lines are marketed under its own brands such as Briggs & Stratton®, Simplicity®, Snapper®, Snapper Pro®, Ferris®, Allmand®, Billy Goat®, Murray®, Branco® and Victa®, as well as other brands such as Craftsman and Troy-Bilt.
Customers
Historically, Products’ major customers have included Lowe’s, Sears, PACE Inc., The Home Depot, Bunnings Warehouse, as well as numerous other distributors and dealers. Sales to the top three customers combined were 25%, 25% and 27% of Products segment net sales in fiscal 2017, 2016 and 2015, respectively. Commercial mowers are primarily sold through independent dealers.
Competition
The principal competitive factors in the outdoor power products industry include price, service, product performance, brand, innovation and delivery. Products has various competitors, depending on the type of equipment. Primary competitors include: Honda (portable generators, pressure washers and lawn and garden equipment), Generac Power Systems, Inc. (portable and standby generators and job site products), Alfred Karcher GmbH & Co. (pressure washers), Techtronic Industries (pressure washers and portable generators), Deere & Company (commercial and consumer lawn mowers), MTD (consumer lawn mowers), The Toro

Company (commercial and consumer lawn mowers), Scag Power Equipment, a Division of Metalcraft of Mayville, Inc. (commercial lawn mowers), and HOP (commercial and consumer lawn mowers).
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
Subsequent to July 2, 2017, the Company announced its business optimization program. The program includes, among other things, expanding capacity and moving commercial turf equipment operation into a larger, more efficient facility close to the current facility in Munnsville, New York.
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
For the fiscal years ended July 2, 2017, July 3, 2016 and June 28, 2015, the Company spent approximately $23.0 million, $20.0 million and $19.9 million, respectively, on research activities relating to the development of new products or the improvement of existing products.
The average number of persons employed by the Company during fiscal 2017 and fiscal 2016 was 5,438 and 5,549, respectively. Employment in fiscal 2017 ranged from a high of 5,484 in November 2016 to a low of 5,300 in June 2017.
Export Sales
Export sales for fiscal 2017, 2016 and 2015 were $337.1 million (19% of net sales), $285.5 million (16% of net sales), and $334.0 million (18% of net sales), respectively. These sales were principally to customers in Europe, Asia, Australia, and Canada.
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
In fiscal 2017, our three largest customers accounted for 30% of our consolidated net sales. The loss of any of these customers or a significant portion of the business from one or more of our key customers would significantly impact our net sales and profitability.
A significant change or disruption in the U.S. retail market for lawn and garden products could have an adverse impact on our business.
The retail market in the U.S. for lawn and garden products is concentrated with a few large traditional retailers. A disruption or significant change at any of these large traditional retailers could have an adverse impact on our customers and on our business.
Changes in environmental, tax, health care or other laws and regulations could require extensive changes in our operations or to our products.
Our operations and products are subject to a variety of foreign, federal, state and local laws and regulations governing, among other things, emissions to air, discharges to water, noise, the generation, handling, storage, transportation, treatment and disposal of waste and other materials and health and safety matters as well as taxes, health care and data privacy. We do not expect these laws and regulations to have an adverse effect on us, but we cannot be certain that these or proposed changes in other applicable laws or regulations, or their enforcement, will not adversely affect our business or financial condition in the future.
Our international operations are subject to risks and uncertainties, which could adversely affect our business or financial results.
In fiscal 2017, we derived approximately 30% of our consolidated net sales from international markets, primarily Europe. Our international operations are subject to various economic, political, and other risks and uncertainties that could adversely affect our business and operating results, including, but not limited to, regional or country specific economic downturns, fluctuations in currency exchange rates, labor practices, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption and export control laws and regulations, political instability and significant natural disasters and other events or factors impacting local infrastructure.
Actions of our competitors could reduce our sales or profits.
Our markets are highly competitive and we have a number of significant competitors in each market. Competitors may reduce their costs, lower their prices or introduce innovative products that could adversely affect our sales or profits. In addition, our competitors may focus on reducing our market share to improve their results.
Disruptions caused by labor disputes or organized labor activities or an inability to acquire and retain skill sets needed could harm our business and reputation.
Currently, approximately 12% of our workforce is represented by labor unions. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business and damage to our reputation. Union activity could also result in higher labor costs, which could harm our financial condition, results of operations and competitive position. In addition, an inability to acquire and retain skill sets needed in the business could harm our financial condition, results of operations and competitive position.
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
In addition, on June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as "Brexit". As a result of the referendum, the British government has begin negotiating the terms of the U.K.'s withdrawal from the E.U. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the U.K. from the E.U. will have and how such withdrawal would affect us. The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The strengthening of the U.S. dollar relative to other currencies may adversely affect our operating results. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
We have goodwill and intangible assets, which were written down in fiscal 2016 and in prior years. If we determine that goodwill and other intangible assets have become further impaired in the future, net income in such years would be adversely affected.
At July 2, 2017, goodwill and other intangible assets represented approximately 18.1% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. In fiscal 2017 and fiscal 2015, there was no impairment of goodwill or other intangible assets. In fiscal 2016, we recorded pre-tax non-cash goodwill and tradename impairment charges of $10.3 million.The impairments were determined as part of the fair value assessments of goodwill and other intangible assets. Any additional write-down of our goodwill or intangible assets could adversely affect our results of operations.

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
We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. As of July 2, 2017, our pension plans were underfunded by approximately $246 million. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates, the mortality tables used, and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.
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
Natural disasters, acts or threats of war or terrorism, international conflicts and the actions taken by the United States and other governments in response to such events could cause damage or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products or could disrupt our supply chain. We may also be impacted by actions by foreign governments, including currency devaluation, tariffs and nationalization, where our facilities, customers and/or suppliers are located, which could disrupt manufacturing and commercial operations. In addition, our foreign operations make us subject to certain U.S. and foreign laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Foreign Corrupt Practices Act, and the U.K. Bribery Act. A violation of these laws and regulations could adversely affect our business, financial condition, and results of operations and reputation.
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
If we fail to remain current with changes in gasoline engine technology or if the technology becomes less important to customers in our markets due to the impact of alternative fuels or power sources, our results would be negatively affected. In addition, if we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, our results may be negatively impacted.
Our ability to remain current with changes in gasoline engine technology may significantly affect our business. Any advances in gasoline engine technology, including the impact of alternative fuels or power sources, may inhibit our ability to compete with other manufacturers. Our competitors may also be more effective and efficient at integrating new technologies.
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
The Company maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As the Company’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 5.9 million square feet, of which 61% is owned. Facilities outside of the United States occupy approximately 0.9 million square feet, of which 28% is owned. Certain of the Company’s facilities are leased through operating lease agreements. See Note 10 to the Consolidated Financial Statements for information on the Company’s operating leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of July 2, 2017:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing, office and warehouse	Owned and Leased	Engines
McDonough, Georgia (1)	Manufacturing, office and warehouse	Owned and Leased	Products
Statesboro, Georgia	Manufacturing, office and warehouse	Owned and Leased	Engines
Murray, Kentucky	Manufacturing, office and warehouse	Owned and Leased	Engines
Lee's Summit, Missouri	Manufacturing, office and warehouse	Leased	Products
Poplar Bluff, Missouri	Manufacturing, office and warehouse	Owned and Leased	Engines
Holdrege, Nebraska	Manufacturing, office and warehouse	Owned	Products
Munnsville, New York	Manufacturing and office	Owned	Products
Sherrill, New York	Warehouse	Leased	Products
Orangeburg, South Carolina	Distribution	Leased	Engines
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines, Products
Milwaukee, Wisconsin	Distribution	Leased	Engines, Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Products, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office and warehouse	Leased	Engines, Products
Sydney, Australia	Manufacturing and office	Leased	Products
Curitiba, Brazil	Office and warehouse	Leased	Engines, Products
Mississauga, Canada	Office and warehouse	Leased	Products
Chongqing, China	Manufacturing, office and warehouse	Owned	Engines
Shanghai, China	Office and warehouse	Leased	Engines, Products
Queretaro, Mexico	Office and warehouse	Leased	Engines, Products
Wijchen, Netherlands	Distribution and office	Leased	Engines, Products

(1) During fiscal 2015, the Company closed its McDonough, Georgia manufacturing facility and consolidated production into its existing facilities. At July 2, 2017, the Company had $1.4 million classified as assets held for sale, which is included in Prepaid Expenses and Other Current Assets within the Consolidated Balance Sheets, related to the McDonough, Georgia manufacturing location.

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
The parties submitted post-trial motions and briefing related to: damages; willfulness; laches; attorney fees; enhanced damages; and prejudgment/post-judgment interest and costs.  All post-trial motions and briefing were completed on December 18, 2015.  On May 11, 2016, the court ruled on those post-trial motions and entered judgment against BSPPG and in favor of Exmark in the amount of $24.3 million in compensatory damages, an additional $24.3 million in enhanced damages, and $1.5 million in pre-judgment interest along with post-judgment interest and costs to be determined. The Company strongly disagrees with the jury verdict, certain rulings made before and during trial, and the May 11, 2016 post-trial rulings. BSPPG appealed to the U.S. Court of Appeals for the Federal Circuit on several bases, including the issues of obviousness and invalidity of Exmark’s patent, the damages calculation, willfulness and laches.
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
In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings and related matters, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the likelihood of successful appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of July 2, 2017.
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
TODD J. TESKE, 52 Chairman, President & Chief Executive Officer (1)(2)
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

KATHRYN M. BUONO, 55 Vice President, General Counsel & Corporate Secretary
Ms. Buono was elected to her position effective April 2015 (initially with the title Vice President, General Counsel & Secretary).  Prior to joining Briggs & Stratton, she held the position of Managing Partner of the Milwaukee, Wisconsin office of the Quarles & Brady LLP law firm from March 2014 through December 2014 and was a partner practicing in its Business Law Group from 1996 through 2014.

RANDALL R. CARPENTER, 60 Vice President Corporate Marketing
Mr. Carpenter was elected to his current position effective September 2016. Previously he served as Vice President - Marketing (an elected officer position) from 2009 through August 2016. He served as Vice President - Marketing (an appointed position) from 2007 to 2009. Prior to joining Briggs & Stratton, he held the position of Vice President Marketing and Product Development for Royal Appliance Manufacturing, a vacuum cleaner manufacturer.

DAVID G. DEBAETS, 54 Vice President Operations – Engines & Power
Mr. DeBaets was elected to his current position effective September 2015 (initially with the title Vice President – Global Engines Operations). He previously served as Vice President - North American Operations from 2007 through August 2015 and as Vice President and General Manager – Large Engine Division from 2000 to 2007.

ANDREA L. GOLVACH, 46 Vice President & Treasurer
Ms. Golvach was elected to her current position effective November 2011 after serving as Vice President of Treasury from May 2011 to November 2011. Prior to joining Briggs & Stratton, she held the position of Director of Finance & Cash Management at Harley-Davidson, Inc., a global motorcycle manufacturer, from 2007 to 2011.

HAROLD L. REDMAN, 52 Senior Vice President & President – Turf & Consumer Products
Mr. Redman was elected to his current position effective September 2014. He previously served as Senior Vice President and President - Products Group from 2010 to 2014; as Senior Vice President and President - Home Power Products Group from 2009 to 2010; and as Vice President and President - Home Power Products Group from 2006 to 2009. Prior to joining Briggs & Stratton, he served as Senior Vice President - Sales & Marketing of Simplicity Manufacturing, Inc., the predecessor owner of the Company's Simplicity® business.

Name, Age, Position	Business Experience for At Least Past Five Years
WILLIAM H. REITMAN, 61 Senior Vice President & President – Support
Mr. Reitman was elected to his current position effective September 2016 (initially with the title Senior Vice President & President - Global Support). Previously he served as Senior Vice President & President - Global Service from 2015 to 2016; as Senior Vice President - Managing Director Europe & Global Service from 2013 to 2015; as Senior Vice President - Business Development & Customer Service from 2010 to 2013; as Senior Vice President - Sales & Customer Support from 2007 to 2010; as Senior Vice President - Sales & Marketing from 2006 to 2007; as Vice President - Sales & Marketing from 2004 to 2006; and as Vice President - Marketing from 1995 to 2004.

DAVID J. RODGERS, 46 Senior Vice President & President – Engines & Power
Mr. Rodgers was elected to his current position effective August 2015 (initially with the title Senior Vice President & President - Engines Group). He previously served as Senior Vice President & Chief Financial Officer from 2010 to 2015 and as Vice President - Finance during 2010. He served as Controller from 2006 to 2010 and was elected an executive officer in 2007. Prior to joining Briggs & Stratton, he was employed by Roundy’s Supermarkets, Inc., a Midwest grocer, as Vice President - Corporate Controller from 2005 to 2006 and Vice President - Retail Controller from 2003 to 2005.

MARK A. SCHWERTFEGER, 40 Senior Vice President & Chief Financial Officer
Mr. Schwertfeger was elected to his current position effective August 2015. He previously served as Vice President & Controller (an executive officer position) from 2014 to 2015; as Corporate Controller from 2010 to 2014; and as International Controller from 2008 to 2010. Prior to joining Briggs & Stratton, he held the position of Director with KPMG LLP., a public accounting firm.

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
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended July 2, 2017.

2017 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 3, 2017 to April 30, 2017	56,355	$21.37	56,355	$31,071,935
May 1, 2017 to May 28, 2017	—	—	—	31,071,935
May 29, 2017 to July 2, 2017	23,260	23.74	23,260	30,519,743
Total Fourth Quarter	79,615	$22.06	79,615	$30,519,743
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
Five-year Stock Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) at the close of business on June 30, 2012 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2017	2016(1)	2015(2)	2014(3)	2013(4)
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
NET SALES	$1,786,103	$1,808,778	$1,894,750	$1,859,060	$1,862,498
GROSS PROFIT	383,829	362,455	359,099	346,783	329,140
PROVISION (CREDIT) FOR INCOME TAXES	23,011	8,795	11,271	8,787	(18,484)
NET INCOME (LOSS)	56,650	26,561	45,687	28,347	(33,657)
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	1.31	0.61	1.00	0.59	(0.73)
Diluted	1.31	0.60	1.00	0.59	(0.73)
PER SHARE OF COMMON STOCK:
Cash Dividends	0.56	0.54	0.50	0.48	0.48
Shareholders’ Investment	$13.26	$11.47	$12.94	$14.50	$14.16
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	42,178	43,019	44,392	46,366	47,172
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	42,263	43,200	44,442	46,436	47,172
OTHER DATA
SHAREHOLDERS’ INVESTMENT	$559,334	$493,626	$574,250	$672,434	$667,938
LONG-TERM DEBT	221,793	221,339	222,685	222,159	221,595
TOTAL ASSETS (5)	1,450,979	1,456,667	1,456,424	1,446,865	1,444,146
PLANT AND EQUIPMENT	1,104,583	1,056,893	1,035,326	1,035,848	1,019,355
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	364,880	326,273	314,838	297,007	287,195
PROVISION FOR DEPRECIATION	51,855	49,973	48,496	47,190	52,290
EXPENDITURES FOR PLANT AND EQUIPMENT	83,141	64,161	71,710	60,371	44,878
WORKING CAPITAL (5)	$359,063	$377,700	$414,256	$518,190	$536,692
Current Ratio (5)	2.1 to 1	2.2 to 1	2.2 to 1	2.7 to 1	3.0 to 1
NUMBER OF EMPLOYEES AT YEAR-END	5,300	5,445	5,480	5,695	5,980
NUMBER OF SHAREHOLDERS AT YEAR-END	2,431	2,558	2,681	2,815	3,153
QUOTED MARKET PRICE:
High	$25.92	$24.48	$21.09	$23.02	$25.52
Low	$17.90	$15.47	$17.14	$18.21	$16.20

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

(5)
As discussed in Note 3 and Note 8 in the Notes to Consolidated Financial Statements, the Company adopted Accounting Standards Update No. 2015-17, and retrospectively reclassified current “Deferred Income Tax Assets" to "Long-term Deferred Income Tax Assets” in the Selected Financial Data table.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
FISCAL 2017 COMPARED TO FISCAL 2016
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, litigation charges, pension settlement charges, goodwill and tradename impairments, and a gain on the sale of investment in marketable securities (in thousands, except per share data):

	For the fiscal year ended June
	2017 Reported	Adjustments(1)	2017 Adjusted (2)	2016 Reported	Adjustments(1)	2016 Adjusted (2)
Gross Profit:
Engines	$262,036	$—	$262,036	$252,833	$11,599	$264,432
Products	121,141	—	121,141	110,944	7,943	118,887
Inter-Segment Eliminations	652	—	652	(1,322)	—	(1,322)
Total	$383,829	$—	$383,829	$362,455	$19,542	$381,997

Engineering, Selling, General and Administrative Expenses:
Engines	$184,496	$—	$184,496	$193,716	$11,935	$181,781
Products	113,042	—	113,042	111,766	26	111,740
Total	$297,538	$—	$297,538	$305,482	$11,961	$293,521

Segment Income (Loss) (3):
Engines	$84,165	$—	$84,165	$60,645	$24,424	$85,069
Products	12,530	—	12,530	(9,775)	19,451	9,676
Inter-Segment Eliminations	652	—	652	(1,322)	—	(1,322)
Total	$97,347	$—	$97,347	$49,548	$43,875	$93,423

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates (3)	—	—	—	3,187	—	3,187
Income from Operations	$97,347	$—	$97,347	$46,361	$43,875	$90,236

Income Before Income Taxes	79,661	—	79,661	35,356	40,532	75,888
Provision for Income Taxes	23,011	—	23,011	8,795	12,104	20,899
Net Income	$56,650	$—	$56,650	$26,561	$28,428	$54,989

Earnings Per Share
Basic	$1.31	$—	$1.31	$0.61	$0.64	$1.25
Diluted	1.31	—	1.31	0.60	0.65	1.25
(1) For the fiscal year ended July 2, 2017, there were no adjustments. For the fiscal year ended July 3, 2016, includes pre-tax restructuring charges of $10,195 ($6,672 after tax), goodwill impairment charge of $7,651 which is not deductible for income tax purposes, pre-tax tradename impairment charge of $2,683 ($1,771 after tax), pre-tax acquisition-related charges of $276 ($180 after tax), pre-tax litigation charges of $2,825 ($1,836 after tax), pre-tax pension settlement charges of $20,245 ($13,160 after tax), and a pre-tax gain on the sale of an investment in marketable securities of $3,343 ($2,842 after tax).

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
Net Sales
Consolidated net sales for fiscal 2017 were $1.79 billion. Consolidated net sales decreased $23 million or 1.3% from fiscal 2016. Fiscal 2017 net sales of commercial products increased by approximately 7% to $434 million.
Engines segment net sales for fiscal 2017 were $1.1 billion, which was $44.0 million or 3.9% lower than the prior year. Net sales decreased primarily due to lower shipments of engines in North America due to channel partners taking a different approach to merchandising and inventory stocking this season compounded by regional pockets of suboptimal spring weather. Partially offsetting the decrease were higher sales of Vanguard commercial engines.
Products segment net sales for fiscal 2017 were $778 million, an increase of $6.2 million or 0.8% from the prior year. Net sales increased primarily due to higher sales of commercial lawn & garden and job site equipment and generators, which includes the higher shipments related to Hurricane Matthew. Pressure washer sales decreased due to lesser category merchandising support at retail and cool spring temperatures.
Gross Profit Percentage

The consolidated gross profit percentage was 21.5% in fiscal 2017, an increase of 150 basis points from fiscal 2016.

Included in consolidated gross profit for fiscal 2016 were pre-tax charges of $8.1 million related to restructuring actions, $0.3 million related to acquisition-related charges recorded in the Products segment, and $11.1 million of pension settlement expense recorded in the Engines segment.
The Engines segment gross profit percentage for fiscal 2017 was 23.8%, which was higher than the 22.1% in fiscal 2016. Adjusted gross profit percentage (which only included adjustments in the prior year) increased 70 basis points compared to the prior year despite lower production of 5% year over year due to manufacturing efficiency improvements and favorable sales mix including a higher proportion of commercial engine sales and margin lift on new products.
The Products segment gross profit percentage for fiscal 2017 was 15.6%, which was higher than the 14.4% in fiscal 2016. Adjusted gross profit percentage (which only included adjustments in the prior year) increased 20 basis points compared to the prior year due to favorable sales mix, which included higher sales of commercial products. The profitability improvement was achieved despite 8% lower production throughput.

Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses were $297.5 million in fiscal 2017, a decrease of $7.9 million or 2.6% from fiscal 2016.
The Engines segment engineering, selling, general and administrative expenses were $184.5 million in fiscal 2017, or $9.2 million lower compared to fiscal 2016, primarily due to $9.1 million of pension settlement charges and $2.8 million of litigation charges in fiscal 2016. Adjusted engineering, selling, general and administrative expenses (which only included adjustments in the prior year) were $2.7 million higher than fiscal 2016, primarily due to $4.0 million of higher spend related to our ERP system upgrade.
The Products segment engineering, selling, general and administrative expenses were $113.0 million in fiscal 2017, an increase of $1.3 million from fiscal 2016 primarily due to $1.3 million of higher spend related to our ERP system upgrade.
Interest Expense
Interest expense for fiscal 2017 was $20.3 million, which was $0.3 million higher than fiscal 2016, due to higher borrowings on the Revolver during fiscal 2017.
Provision for Income Taxes
The effective tax rate for fiscal 2017 was 28.9%, compared to 24.9% for the same period last year. The tax rates for fiscal 2017 and 2016 were lower than the statutory rates primarily due to the U.S. research and development tax credit and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for fiscal 2017 was also impacted by the reversal of previously recorded reserves as the result of the effective settlement of the Company’s IRS audit for its fiscal year 2010 and 2013 consolidated income tax returns and the establishment of a valuation allowance against the deferred tax assets of the Company’s Brazilian subsidiary.
Other Information
Prior to January 1, 2017, Briggs & Stratton Power Products Group, LLC was a wholly owned subsidiary of Briggs & Stratton Corporation. On January 1, 2017, Briggs & Stratton Power Products Group, LLC was merged with and into Briggs & Stratton Corporation.
Business Optimization Program
In August 2017, the Company announced the launch of a business optimization program that is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the company’s existing large engine plants located in Georgia and Alabama, and expanding Ferris commercial mower production capacity in a new, modern facility which is located close to the current manufacturing location in New York.

Production of Vanguard engines in the company’s U.S. plants is expected to be phased in beginning in late fiscal 2018 through the middle of fiscal 2019. Currently, the majority of Vanguard engines are sourced from overseas. Production of Ferris commercial mowers is expected to begin in the new facility in the latter half of fiscal 2018, and the exit from the existing plant and remote warehouse is planned for fiscal 2019. The business optimization program also includes the integration and go-live efforts of the Company’s ERP system upgrade and the resulting operational excellence efficiency improvements. The go-live for the ERP system upgrade is expected towards the end of fiscal 2018, subsequent to the peak seasonal shipment period.

We project that the business optimization program will generate $30 million to $35 million of annual pre-tax savings in addition to supporting profitable commercial growth. We estimate the savings will be achieved over a three year period beginning in fiscal 2019. Total pre-tax expenses related to the business optimization program are expected to be approximately $50 million to $55 million, of which $24 million to $28 million is expected be recognized in fiscal 2018.

FISCAL 2016 COMPARED TO FISCAL 2015
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, litigation charges, pension settlement charges, goodwill and tradename impairments, and a gain on the sale of investment in marketable securities (in thousands, except per share data):

	For the fiscal year ended June
	2016 Reported	Adjustments(1)	2016 Adjusted (2)	2015 Reported	Adjustments(1)	2015 Adjusted (2)
Gross Profit:
Engines	$252,833	$11,599	$264,432	$267,778	$—	$267,778
Products	110,944	7,943	118,887	89,268	25,710	114,978
Inter-Segment Eliminations	(1,322)	—	(1,322)	2,053	—	2,053
Total	$362,455	$19,542	$381,997	$359,099	$25,710	$384,809

Engineering, Selling, General and Administrative Expenses:
Engines	$193,716	$11,935	$181,781	$179,566	$—	$179,566
Products	111,766	26	111,740	110,350	693	109,657
Total	$305,482	$11,961	$293,521	$289,916	$693	$289,223

Segment Income (Loss) (3):
Engines	$60,645	$24,424	$85,069	$93,880	$—	$93,880
Products	(9,775)	19,451	9,676	(22,447)	29,403	6,956
Inter-Segment Eliminations	(1,322)	—	(1,322)	2,053	—	2,053
Total	$49,548	$43,875	$93,423	$73,486	$29,403	$102,889

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates (3)	3,187	—	3,187	7,303	—	7,303
Income from Operations	$43,361	$43,875	$90,236	$66,183	$29,403	$95,586

Income Before Income Taxes	35,356	40,532	75,888	56,958	29,403	86,361
Provision for Income Taxes	8,795	12,104	20,899	11,271	10,280	21,551
Net Income	$26,561	$28,428	$54,989	$45,687	$19,123	$64,810

Earnings Per Share
Basic	$0.61	$0.64	$1.25	$1.00	$0.42	$1.42
Diluted	0.60	0.65	1.25	1.00	0.42	1.42
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
Engines segment net sales for fiscal 2016 were $1.1 billion, which was $66.1 million or 5.5% lower than fiscal year 2015. Net sales decreased by $57.9 million or 4.8% before currency impacts, primarily due to lower shipments of engines into Europe and other international markets. Total engine unit shipments decreased by 7%, but reflected a favorable sales mix shift to large engines.
Products segment net sales for fiscal 2016 were $772.2 million, a decrease of $16.4 million or 2.1% from fiscal 2015. Net sales decreased by $3.2 million or 0.4% before currency impacts, primarily due to a $25 million reduction in job site products sales, lower international sales and lower sales of pressure washers due to the cool spring weather. Increased sales of high-end residential and commercial lawn and garden mowers and the Billy Goat acquisition helped partially offset the decrease.
Gross Profit Percentage

The consolidated gross profit percentage was 20.0% in fiscal 2016, an increase of 1.1% from fiscal 2015.

Included in consolidated gross profit for fiscal 2016 were pre-tax charges of $8.1 million related to restructuring actions, $0.3 million related to acquisition-related charges recorded in the Products segment, and $11.1 million of pension settlement expense recorded in the Engines segment. During fiscal 2015, the Products segment recorded pre-tax restructuring charges and acquisition-related charges within gross profit of $24.3 million and $1.4 million, respectively.
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
The Engines segment engineering, selling, general and administrative expenses were $193.7 million in fiscal 2016, or $14.2 million higher compared to fiscal 2015, primarily due to $9.1 million of pension settlement charges and $2.8 million of litigation charges in fiscal 2016. Adjusted engineering, selling, general and administrative expenses were $181.8 million in fiscal 2016, or $2.2 million higher than fiscal 2015, largely due to spending on strategic initiatives including $2.8 million related to our ERP system upgrade.
The Products segment engineering, selling, general and administrative expenses were $111.8 million in fiscal 2016, an increase of $1.4 million from fiscal 2015 due to spending on strategic initiatives including $0.9 million related to our ERP system upgrade.
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
Provision for Income Taxes
The effective tax rate for the year ended fiscal 2016 was 24.9% compared to 19.8% for the year ended fiscal 2015.  The tax rate for the year ended fiscal 2016 was lower than statutory rates primarily as a result of the reenactment of the federal research and development credit, which provided the Company one and a half years’ tax benefit in fiscal 2016.  Additionally, the tax rate for the year ended fiscal 2016 was driven by a non-deductible goodwill impairment and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for the year ended fiscal 2015 was lower than statutory rates due to a net tax benefit of $5 million related to recognizing incremental federal research and development tax credits related to prior years. In addition, the year ended fiscal 2015 tax rate was impacted by the reversal of previously recorded reserves as a result of the favorable resolution of an IRS audit.
Liquidity and Capital Resources
FISCAL YEARS 2017, 2016 AND 2015
Cash flows provided by operating activities for fiscal 2017 were $90 million compared to $115 million in fiscal 2016. The decrease in cash provided by operating activities was primarily related to changes in working capital, including higher accounts receivable due to timing of sales and collections year over year.
Cash flows provided by operating activities for fiscal 2016 were $115 million compared to $151 million in fiscal 2015. The decrease in operating cash flows was primarily related to lower net income and changes in working capital from higher inventory levels due to lower sales volume.
Net cash used in investing activities was $79 million, $86 million, and $158 million in fiscal 2017, 2016 and 2015, respectively. These cash flows include capital expenditures of $83 million, $64 million, and $72 million in fiscal 2017, 2016 and 2015, respectively. The capital expenditures related primarily to investment in our ERP system upgrade, reinvestment in equipment, and new products and technology. In fiscal 2016, approximately $19 million of cash was used for an increased investment in an unconsolidated affiliate. In fiscal 2015, approximately $88 million of cash was used for the acquisitions of Allmand Bros., Inc. and Billy Goat Industries, Inc.
Net cash used in financing activities was $39 million, $55 million, and $67 million in fiscal 2017, 2016 and 2015, respectively. In fiscal 2017, the Company repurchased treasury stock at a total cost of $20 million compared to $37 million and $47 million of stock repurchases in fiscal 2016 and 2015, respectively. In fiscal 2017, 2016, and 2015, the Company received proceeds and tax benefits of $8 million, $12 million, and $5 million, respectively, from the exercise of stock options. The Company paid cash dividends on its common stock of $24 million, $24 million, and $23 million in fiscal 2017, 2016 and 2015, respectively.
Given the Company's international operations, a portion of the Company's cash and cash equivalents are held in non-U.S. subsidiaries where its undistributed earnings are considered to be permanently reinvested.

Generally, these would be subject to U.S. tax if repatriated. As of July 2, 2017, approximately $56 million of the Company's $62 million of cash and cash equivalents was held in non-U.S. subsidiaries.
Future Liquidity and Capital Resources
On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.
On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company's $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. There were no borrowings under the revolving credit facility as of July 2, 2017 and July 3, 2016.
The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of July 2, 2017, the Company was in compliance with these covenants.
On August 13, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2016. On April 21, 2016, the Board of Directors authorized up to an additional $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of July 2, 2017, the total remaining authorization was approximately $30.5 million. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2017, the Company repurchased 995,655 shares on the open market at a total cost of $19.7 million, or $19.77 per share. There were 2,034,146 shares repurchased in fiscal 2016 at a total cost of $37.4 million, or $18.41 per share.
The Company expects capital expenditures to be approximately $80 to $90 million in fiscal 2018. These anticipated expenditures reflect the Company's business optimization program as well as continuing to reinvest in efficient equipment and innovative new products.
During fiscal 2017, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2018 but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.
Financial Strategy
Management believes that the value of the Company is enhanced if the capital invested in operations yields a cash return that is greater than the cost of capital. Management maintains a balanced approach to capital allocation. The balance is amongst the following areas: reinvesting capital into physical assets and products that maintain or grow the global cost leadership and market positions that the Company has achieved and drive the economic value of the Company, identifying strategic acquisitions or alliances that may enhance revenues and provide a higher economic return, and returning capital to shareholders through dividends and/or share repurchases.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements or significant guarantees to third parties not fully recorded in its Consolidated Balance Sheets or fully disclosed in its Notes to Consolidated Financial Statements. The Company’s significant contractual obligations include debt agreements and certain employee benefit plans.
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of July 2, 2017 is as follows (in thousands):

	Total	Fiscal 2018	Fiscal 2019-2020	Fiscal 2021-2022	Thereafter
Long-Term Debt	$223,149	$—	$—	$223,149	$—
Interest on Long-Term Debt	53,695	15,341	30,683	7,671	—
Operating Leases	83,266	13,910	17,097	9,243	43,016
Purchase Obligations	41,121	39,236	1,885	—	—
Other Liabilities (a)	81,000	—	38,000	37,000	6,000
	$482,231	$68,487	$87,665	$277,063	$49,016
(a) Includes an estimate of future expected funding requirements related to our pension plans. Funding requirements related to our pension plans are based upon current regulations and actuarial studies. The amounts included may change in the future depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations. Any further funding requirements for pension plans beyond fiscal 2023 cannot be estimated at this time. Because their future cash outflows are uncertain, liabilities for unrecognized tax benefits and other sundry items are excluded from the table above.
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
For the goodwill evaluation for one reporting unit, the Company first determines based on a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For other reporting units or if the Company's qualitative assessment conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will test goodwill using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the carrying values of each of the Company's reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company's budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.
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
The Company performed the annual impairment test on all of its reporting units as of July 2, 2017. Based on a qualitative assessment of its Engines reporting unit, the Company determined that it is more likely than not that the fair value of its reporting unit exceeds its carrying amount. As a result, the Company concluded that the Engines reporting unit is not impaired as of July 2, 2017.
The Company also performed a quantitative impairment test over its Products reportable segment, which consists of three reporting units, specifically Turf & Consumer, Standby Generators, and Job Site reporting units. The Standby Generators reporting unit does not have goodwill.
The impairment testing performed by the Company at July 2, 2017 indicated that the estimated fair value of the Turf & Consumer reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed. At July 2, 2017, the Turf & Consumer reporting unit had $11.6 million of goodwill.
The Company performed an annual goodwill impairment test on its Job Site reporting unit as of July 2, 2017. The first step of the goodwill impairment test noted that the carrying value of the Job Site reporting unit exceeded its fair value, and as a result, the second step of the goodwill impairment test was performed. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The test indicated that the carrying amount of the reporting unit’s goodwill did not exceed the implied fair value of that goodwill, and as such, no impairment existed.
At July 2, 2017, the Job Site reporting unit had $12.0 million of goodwill. The discount rate used for the reporting unit was 14.6%. The growth rate and gross profit margin used for the terminal value calculation for the reporting unit were 3.5% and 22.4%, respectively.
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
As discussed in Note 7 to the consolidated financial statements, the Company performed the annual impairment test on its indefinite-lived intangible assets as of July 2, 2017 and determined that no indefinite-lived intangible asset impairment existed. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation.
Definite-lived intangible assets consist primarily of customer relationships and patents. These definite-lived intangible assets are amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that an asset may be impaired.
Pension and Other Postretirement Plans
The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate, mortality tables, and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at July 2, 2017 used a discount rate of 4.00% and the determination of fiscal 2017 expense used an expected rate of return on plan assets of 7.25%. The discount rate was selected using a methodology that matches plan cash flows with a selection of Standard and Poor’s AA or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension service and interest costs by approximately $1.7 million. A 0.25% decrease in the expected return on plan assets would increase annual pension service and interest costs by approximately $2.2 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that investment performance has been in the top decile compared to other plans. Changes in the discount rate, mortality tables, and return on assets can have a significant effect on the funded status of the pension plans, shareholders' investment and related expense. The Company cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.
The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At July 2, 2017 and July 3, 2016, the fair value of plan assets was less than the projected benefit obligation by approximately $246 million and $313 million, respectively.
Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2018 but the Company may choose to make discretionary contributions. The Company does anticipate making a voluntary contribution to the qualified pension plan of $20 million to $30 million in fiscal 2018. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
In 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S., non-bargaining employees. The amendment froze accruals for all non-bargaining employees effective January 1, 2014.

The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $1.2 million and would increase the service and interest cost by $40 thousand. A corresponding decrease of one percentage point, would decrease the accumulated postretirement benefit by $1.2 million and decrease the service and interest cost by $40 thousand.
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
New Accounting Pronouncements
Refer to Note 3 of the Notes to the Consolidated Financial Statements.
Other Matters
Labor Agreements
The Company has collective bargaining agreements with its unions. These collective bargaining agreements cover approximately 12% of the total employees as of July 2, 2017. The Labor Agreement with United Steelworkers Local 2-232 expired on July 31, 2017. This agreement covers 510 hourly employees in the Wauwatosa, Milwaukee and Menomonee Falls, Wisconsin facilities. The Company and the union have met several times and are in the process of scheduling more bargaining dates. At the present time the Company does not anticipate a work stoppage. The Company has another collective bargaining agreement with its remaining union workforce which expires during calendar 2020.
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
The California Air Resources Board (CARB) announced its 2030 Plan which contemplates changing the emission regulations for all mobile sources in phases over the next decade.  CARB published revisions to its existing regulations for small off road engines that harmonize its standards with EPA's Phase 3 standards and eliminate exemptions from its evaporative emissions control requirements. The Company does not anticipate that compliance with these revisions will have a material adverse effect on its financial position or operations.
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
Australia announced that it will be adopting emission regulations for small air cooled engines that align with the EPA's Phase 2 and Phase 3 standards. The Company does not anticipate that compliance with these new regulations will have a material adverse effect on its financial position or operations as they are expected to be substantially similar to EPA standards.
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
The Company is exposed to market risk stemming from changes in foreign exchange rates, commodity prices and interest rates. The Company uses financial instruments to minimize earnings and cash flow volatility associated with changes in certain foreign exchange rates, commodity prices and interest rates. The Company does not hold or issue financial instruments for trading purposes. The Company is also exposed to equity market risk pertaining to the trading price of the common stock.
Foreign Currency
In the normal course of business, the Company actively manages the exposure of foreign currency exchange rate market risk by entering into financial instruments with highly rated counterparties. The Company’s earnings are affected by fluctuations in the value of the U.S. Dollar against various currencies. The Company receives Euros for certain products sold to European customers and receives Canadian dollars for certain products sold to Canadian customers. The Yen and Renminbi are used to purchase engines from the Company's joint venture in Japan and the Company's subsidiary in China, respectively. The Company's foreign subsidiaries’ earnings are also influenced by fluctuations of local currencies, including the Australian dollar and Brazilian Real, against the U.S. dollar as these subsidiaries purchase components and inventory from vendors and the parent in U.S. dollars. Forward foreign exchange contracts are used to partially hedge against the earnings effects of such fluctuations.
At July 2, 2017, the Company had the following forward foreign exchange contracts outstanding with the notional value shown in local currency and the fair value and fair value (gains) losses shown in U.S. dollars (in thousands):

Hedge Currency	Notional Value	Fair Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	39,196	$30,081	U.S.	$721
Brazilian Real	28,137	$8,799	U.S.	$341
Canadian Dollar	14,725	$11,386	U.S.	$342
Chinese Renminbi	74,950	$10,894	U.S.	$22
Euro	31,240	$36,119	U.S.	$1,318
Japanese Yen	570,000	$5,085	U.S.	$186
Amounts invested in the Company's non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Shareholders’ Investment decreased by $0.9 million during fiscal 2017.

Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on July 2, 2017 was approximately $244.8 million.
Commodity Prices
The Company is exposed to fluctuating market prices for commodities, including steel, natural gas, copper and aluminum. The Company has established programs to manage commodity price fluctuations through financial and physical contracts. The maturities of these contracts coincide with the expected usage of the commodities for periods up to the next thirty-six months.

At July 2, 2017 the Company had the following outstanding commodity derivative contracts with the fair value (gains) losses shown (in thousands):

Hedge Commodity	Notional Value	Fair Value	(Gain) Loss at Fair Value
Natural Gas (Therms)	11,307	$3,392	$(8)
Interest Rates
The Company is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions. On July 2, 2017, long-term loans consisted of the following (in thousands):

Description	Amount	Maturity	Interest Rate
6.875% Senior Notes	$223,149	December 2020	6.875%
The Senior Notes carry a fixed rate of interest and are therefore not subject to market fluctuation.

The Company is also exposed to interest rate risk associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories through third party financing sources. The Company enters into interest rate swaps to manage a portion of this interest rate risk. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 1.81% for a notional principal amount of $95 million with expiration dates ranging from May 2019 to July 2021.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JULY 2, 2017 AND JULY 3, 2016
(in thousands)

ASSETS	2017	2016
CURRENT ASSETS:
Cash and Cash Equivalents	$61,707	$89,839
Receivables, Less Reserves of $2,645 and $2,806, Respectively	230,011	191,678
Inventories:
Finished Products	265,720	271,718
Work in Process	102,187	104,468
Raw Materials	6,972	9,879
Total Inventories	374,879	386,065
Prepaid Expenses and Other Current Assets	22,844	28,419
Total Current Assets	689,441	696,001
GOODWILL	161,649	161,568
INVESTMENTS	51,677	52,757
OTHER INTANGIBLE ASSETS, Net	100,595	104,164
LONG-TERM DEFERRED INCOME TAX ASSET	64,412	98,203
OTHER LONG-TERM ASSETS, Net	18,325	17,701
PLANT AND EQUIPMENT:
Land and Land Improvements	15,179	14,871
Buildings	135,226	128,218
Machinery and Equipment	867,445	862,312
Construction in Progress	86,733	51,492
	1,104,583	1,056,893
Less - Accumulated Depreciation	739,703	730,620
Total Plant and Equipment, Net	364,880	326,273
	$1,450,979	$1,456,667

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JULY 2, 2017 AND JULY 3, 2016
(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2017	2016
CURRENT LIABILITIES:
Accounts Payable	$193,677	$181,152
Accrued Liabilities:
Wages and Salaries	43,061	45,149
Warranty	28,640	26,313
Accrued Postretirement Health Care Obligation	9,755	9,394
Other	55,245	56,293
Total Accrued Liabilities	136,701	137,149
Total Current Liabilities	330,378	318,301
ACCRUED PENSION COST	242,908	310,378
ACCRUED EMPLOYEE BENEFITS	21,897	23,483
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	35,132	38,441
ACCRUED WARRANTY	14,468	18,054
OTHER LONG-TERM LIABILITIES	25,069	33,045
LONG-TERM DEBT	221,793	221,339
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	73,562	72,020
Retained Earnings	1,107,033	1,074,437
Accumulated Other Comprehensive Loss	(300,026)	(338,450)
Treasury Stock at Cost, 15,074 and 14,675 Shares, Respectively	(321,814)	(314,960)
Total Shareholders’ Investment	559,334	493,626
	$1,450,979	$1,456,667

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

FOR THE FISCAL YEARS ENDED JULY 2, 2017, JULY 3, 2016 AND JUNE 28, 2015
(in thousands, except per share data)

	2017	2016	2015
NET SALES	$1,786,103	$1,808,778	$1,894,750
COST OF GOODS SOLD	1,402,274	1,438,166	1,511,363
RESTRUCTURING CHARGES	—	8,157	24,288
Gross Profit	383,829	362,455	359,099
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	297,538	305,482	289,916
RESTRUCTURING CHARGES	—	2,038	3,000
GOODWILL IMPAIRMENT	—	7,651	—
TRADENAME IMPAIRMENT	—	2,683	—
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	11,056	1,760	—
Income from Operations	97,347	46,361	66,183
INTEREST EXPENSE	(20,293)	(20,033)	(19,532)
OTHER INCOME, Net	2,607	9,028	10,307
Income Before Income Taxes	79,661	35,356	56,958
PROVISION FOR INCOME TAXES	23,011	8,795	11,271
NET INCOME	$56,650	$26,561	$45,687

EARNINGS PER SHARE
Basic	$1.31	$0.61	$1.00
Diluted	$1.31	$0.60	$1.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,178	43,019	44,392
Diluted	42,263	43,200	44,442

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

FOR THE FISCAL YEARS ENDED JULY 2, 2017, JULY 3, 2016 AND JUNE 28, 2015
(in thousands)

	2017	2016	2015
Net Income	$56,650	$26,561	$45,687
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(881)	(4,746)	(32,170)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax Provision (Benefit) of $886, ($1,659), and $1,435, respectively	1,476	(2,764)	2,296
Unrecognized Pension & Postretirement Obligation, Net of Tax Provision (Benefit) of $22,697, ($31,098), and ($33,737), respectively	37,829	(51,830)	(53,979)
Other Comprehensive Income (Loss)	38,424	(59,340)	(83,853)
Total Comprehensive Income (Loss)	$95,074	$(32,779)	$(38,166)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JULY 2, 2017, JULY 3, 2016 AND JUNE 28, 2015
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JUNE 29, 2014	$579	$78,466	$1,048,466	$(195,257)	$(259,820)	672,434
Net Income	—	—	45,687	—	—	45,687
Total Other Comprehensive Loss, Net of Tax	—	—	—	(83,853)	—	(83,853)
Cash Dividends Paid ($0.50 per share)	—	—	(22,660)	—	—	(22,660)
Stock Option Activity, Net of Tax	—	3,025	—	—	5,793	8,818
Restricted Stock	—	(3,482)	—	—	1,868	(1,614)
Amortization of Unearned Compensation	—	2,625	—	—	—	2,625
Deferred Stock	—	(3,287)	—	—	2,368	(919)
Deferred Stock - Directors	—	(75)	—	—	852	777
Treasury Stock Purchases	—	—	—	—	(47,045)	(47,045)
BALANCES, JUNE 28, 2015	$579	$77,272	$1,071,493	$(279,110)	$(295,984)	$574,250
Net Income	—	—	26,561	—	—	26,561
Total Other Comprehensive Loss, Net of Tax	—	—	—	(59,340)	—	(59,340)
Cash Dividends Paid ($0.54 per share)	—	—	(23,617)	—	—	(23,617)
Stock Option Activity, Net of Tax	—	(1,955)	—	—	15,111	13,156
Restricted Stock	—	(3,058)	—	—	584	(2,474)
Amortization of Unearned Compensation	—	3,255	—	—	—	3,255
Deferred Stock	—	(3,461)	—	—	2,495	(966)
Deferred Stock - Directors	—	(33)	—	—	275	242
Treasury Stock Purchases	—	—	—	—	(37,441)	(37,441)
BALANCES, JULY 3, 2016	$579	$72,020	$1,074,437	$(338,450)	$(314,960)	$493,626
Net Income	—	—	56,650	—	—	56,650
Total Other Comprehensive Income, Net of Tax	—	—	—	38,424	—	38,424
Cash Dividends Paid ($0.56 per share)	—	—	(24,054)	—	—	(24,054)
Stock Option Activity, Net of Tax	—	(1,628)	—	—	8,551	6,923
Restricted Stock	—	(3,439)	—	—	2,506	(933)
Amortization of Unearned Compensation	—	3,336	—	—	—	3,336
Deferred Stock	—	(655)	—	—	1,675	1,020
Deferred Stock - Directors (1)	—	3,928	—	—	94	4,022
Treasury Stock Purchases	—	—	—	—	(19,680)	(19,680)
BALANCES, JULY 2, 2017	$579	$73,562	$1,107,033	$(300,026)	$(321,814)	$559,334
(1) See Note 14 for additional discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JULY 2, 2017, JULY 3, 2016 AND JUNE 28, 2015
(in thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$56,650	$26,561	$45,687
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	56,183	54,400	52,260
Stock Compensation Expense	4,923	5,109	6,227
Goodwill and Tradename Impairment	—	10,334	—
Pension Settlement Expense	—	20,245	—
Equity in Earnings of Unconsolidated Affiliates	(11,056)	(4,947)	(7,303)
Dividends Received from Unconsolidated Affiliates	9,067	6,119	4,628
Loss on Disposition of Plant and Equipment	857	751	265
Provision for Deferred Income Taxes	10,316	2,194	7,648
Non-Cash Restructuring Charges	—	3,903	11,257
Change in Operating Assets and Liabilities:
Accounts Receivable	(41,655)	23,917	21,461
Inventories	11,204	(7,933)	12,079
Other Current Assets	(1,759)	1,231	5,444
Accounts Payable, Accrued Liabilities and Income Taxes	8,152	(14,016)	291
Other, Net	(12,538)	(12,941)	(9,049)
Net Cash Provided by Operating Activities	90,344	114,927	150,895
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures (1)	(83,141)	(64,161)	(71,710)
Cash Paid for Acquisitions, Net of Cash Acquired	—	(3,074)	(88,144)
Cash Paid for Investment in Unconsolidated Affiliates	—	(19,100)	—
Proceeds Received on Disposition of Plant and Equipment	1,027	1,359	2,117
Proceeds on Sale of Investment in Marketable Securities	3,343	—	—
Other, Net	—	(860)	(250)
Net Cash Used in Investing Activities	(78,771)	(85,836)	(157,987)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on Long-Term Debt	—	(1,851)	—
Debt Issuance Costs	—	(932)	—
Cash Dividends Paid	(24,054)	(23,617)	(22,559)
Stock Option Exercise Proceeds	7,770	12,389	5,126
Payment of Acquisition Contingent Liability	(1,625)	—	—
Payments Related to Shares Withheld for Taxes for Stock Compensation	(1,750)	(3,104)	(2,799)
Treasury Stock Purchases	(19,680)	(37,441)	(47,045)
Net Cash Used in Financing Activities	(39,339)	(54,556)	(67,277)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(366)	(3,086)	(1,909)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(28,132)	(28,551)	(76,278)
CASH AND CASH EQUIVALENTS:
Beginning of Year	89,839	118,390	194,668
End of Year	$61,707	$89,839	$118,390
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$19,422	$18,804	$18,535
Income Taxes Paid	$4,683	$5,980	$4,122
(1) Non-cash investing activity: The change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable is $8.4 million for fiscal year 2017, and is not material for fiscal year 2016 and 2015.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

 FOR THE FISCAL YEARS ENDED JULY 2, 2017, JULY 3, 2016 AND JUNE 28, 2015
(1) Nature of Operations:
Briggs & Stratton Corporation (the “Company”) is a U.S. based producer of gasoline engines and outdoor power equipment. The Company’s Engines segment sells engines worldwide, primarily to original equipment manufacturers of lawn & garden equipment and other gasoline engine powered equipment. The Company’s Products segment designs, manufacturers and markets a wide range of outdoor power equipment, job site products, and related accessories.
(2) Summary of Significant Accounting Policies:
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. The 2017 and 2015 fiscal years were each 52 weeks long, and the 2016 fiscal year was 53 weeks long. All references to years relate to fiscal years rather than calendar years.
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
Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 51% of total inventories at July 2, 2017 and 49% at July 3, 2016. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $63.0 million and $61.5 million higher at the end of fiscal 2017 and 2016, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.
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
The Company performed the required impairment tests in fiscal 2017, 2016 and 2015. There were no goodwill impairment charges or other intangible asset impairment charges recorded in fiscal 2017 or fiscal 2015. The Company recorded non-cash goodwill impairment charges and non-cash intangible asset impairment charges in fiscal 2016. Refer to Note 7 for a discussion of the non-cash goodwill impairment charges and the non-cash intangible asset impairment charges recorded in fiscal 2016.
Investments: Investments represent the Company’s investments in unconsolidated affiliated companies.
Financial information of the unconsolidated affiliated companies are accounted for by the equity method, generally on a lag of one month or less. Combined results of operations of unconsolidated affiliated companies for the fiscal year (in thousands):

	2017	2016	2015
Results of Operations:
Sales	$321,938	$287,728	$219,904
Cost of Goods Sold	244,346	222,426	173,603
Gross Profit	$77,592	$65,302	$46,301
Net Income	$22,217	$20,258	$14,957
Combined balance sheets of unconsolidated affiliated companies as of fiscal year-end (in thousands):

	2017	2016
Financial Position:
Assets:
Current Assets	$157,117	$139,673
Noncurrent Assets	54,748	59,837
	211,865	199,510
Liabilities:
Current Liabilities	$61,346	$43,442
Noncurrent Liabilities	25,399	29,178
	86,745	72,620
Equity	$125,120	$126,890
Net sales to equity method investees were approximately $113.6 million, $98.9 million and $60.1 million in 2017, 2016 and 2015, respectively. Purchases of finished products from equity method investees were approximately $94.9 million, $112.2 million and $104.7 million in 2017, 2016 and 2015, respectively.

Beginning in fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC (the venture) to distribute service parts in the United States. During fiscal years 2014 through 2016, the venture acquired other independent distributors. During fiscal 2016, the Company contributed $19.1 million in cash as well as non-cash assets in exchange for receiving an additional ownership interest in the venture. Also during fiscal 2016, the venture achieved a national distribution network. The Company uses the equity method to account for this investment, and the earnings of the unconsolidated affiliate are allocated between the Engines and Products segments. As of July 2, 2017 and July 3, 2016, the Company's total investment in the venture was $27.4 million and $29.5 million, respectively, and its ownership percentage was 38.0%. The Company's equity method investments also include entities that are suppliers for the Engines segment.

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

During fiscal 2016, the Company had an investment in marketable securities, which related to its ownership of common stock of a publicly-traded company. The Company classified its investment as available-for-sale securities, and it was reported at fair value. Unrealized gains and losses, net of the related tax effects, were reported as a separate component of Accumulated Other Comprehensive Income (Loss). During the fourth quarter of fiscal 2016, the Company sold its investment in marketable securities and recognized a gain of $3.3 million, which is recorded in Other Income, Net in the Consolidated Statements of Operations. The Company received proceeds related to the sale in the first quarter of fiscal 2017.
Debt Issuance Costs: Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. The debt issuance costs are recorded as a direct deduction from the carrying value of the debt liability; however, the Company classifies debt issuance costs related to the revolving credit facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. Approximately $0.9 million, $0.9 million and $1.0 million of debt issuance costs and original issue discounts were amortized to interest expense during fiscal years 2017, 2016 and 2015, respectively.
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
Depreciation expense was approximately $51.9 million, $50.0 million and $48.5 million during fiscal years 2017, 2016 and 2015, respectively.
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

	2017	2016
Balance, Beginning of Period	$44,367	$48,007
Payments	(27,336)	(27,874)
Provision for Current Year Warranties	25,513	24,262
Changes in Estimates	564	(28)
Balance, End of Period	$43,108	$44,367
Revenue Recognition: Net sales include sales of engines, products, and related service parts and accessories, net of allowances for cash discounts, customer volume rebates and discounts, floor plan interest and advertising allowances. The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, and collectibility is reasonably assured. This is generally upon shipment. Prior to fiscal 2017, revenue for certain international shipments was recognized when the customer received the product.
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for end users to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales in fiscal 2017, 2016 and 2015 were financing costs, net of the related gain or loss on interest rate swaps, of $7.3 million, $6.6 million and $6.0 million, respectively.
The Company also offers a variety of customer rebates and sales incentives. The Company records estimates for rebates and incentives at the time of sale, as a reduction in net sales.
Income Taxes: The provision for income taxes includes federal, state and foreign income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. The deferred income tax asset and liability represent temporary differences relating to assets and liabilities. A valuation allowance is recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
Retirement Plans: The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Retirement benefits represent a form of deferred compensation, which are subject to change due to changes in assumptions. Management reviews underlying assumptions on an annual basis. Refer to Note 16.
Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and recorded in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations. The amounts charged against income were $23.0 million, $20.0 million and $19.9 million in fiscal 2017, 2016 and 2015, respectively.
Advertising Costs: Advertising costs, included in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations, are expensed as incurred. These expenses totaled $19.0 million in fiscal 2017, $18.0 million in fiscal 2016 and $17.5 million in fiscal 2015.
Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2017, 2016 and 2015 was $5.0 million, $5.2 million and $6.6 million, respectively.
Foreign Currency Translation: Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment. Foreign currency transaction gains and losses are included in the results of operations in the period incurred. The Company recorded pre-tax foreign currency transaction gains of $0.8 million, $2.6 million, and $3.7 million during fiscal 2017, 2016, and 2015, respectively.
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

Information on earnings per share is as follows (in thousands except per share data):

	Fiscal Year Ended
	July 2, 2017	July 3, 2016	June 28, 2015
Net Income	$56,650	$26,561	$45,687
Less: Earnings Allocated to Participating Securities	(1,274)	(497)	(1,154)
Net Income available to Common Shareholders	$55,376	$26,064	$44,533
Average Shares of Common Stock Outstanding	42,178	43,019	44,392
Incremental Common Shares Applicable to Common Stock Options and Performance Shares Based on the Common Stock Average Market Price During the Period	85	181	50
Shares Used in Calculating Diluted Earnings Per Share	42,263	43,200	44,442
Adjustment for Participating Securities	792	722	953
Diluted Average Shares, Including Participating Securities	43,055	43,922	45,395
Basic Earnings Per Share	$1.31	$0.61	$1.00
Diluted Earnings Per Share	$1.31	$0.60	$1.00
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

	Fiscal Year Ended
	July 2, 2017	July 3, 2016	June 28, 2015
Options to Purchase Shares of Common Stock (in thousands)	—	408	784
Weighted Average Exercise Price of Options Excluded	$—	$20.82	$20.37
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective beginning fiscal year 2018. Early adoption is permitted. The Company early adopted this ASU as of July 2, 2017. Prior to the adoption of the ASU, excess tax benefits or expense related to stock-based compensation transactions were recognized in “Additional paid-in capital” on the Condensed Consolidated Balance Sheets. Following the adoption of the ASU, all excess tax benefits or expense related to stock-based compensation transactions are recognized prospectively, including for the entire year of adoption, as income tax benefits or expense in the Condensed Consolidated Statements of Operations and are prospectively included in cash flows from operating activities on the Condensed Consolidated Statements of Cash Flows as a component of “Net Income.” In addition, the Company retrospectively adopted the presentation requirements for cash flows related to employee taxes paid for withheld shares as a financing activity on the Condensed Consolidated Statements of Cash Flows. The adoption of this ASU did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). Prior guidance required an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position; however, the new guidance requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective beginning fiscal year 2018. Early adoption is permitted. The Company early adopted this ASU as of July 2, 2017. As discussed in Note 8, the Company retrospectively reclassified current “Deferred Income Tax Assets" to "Long-term Deferred Income Tax Assets” on the accompanying Condensed

Consolidated Balance Sheet as of July 3, 2016. The adoption of this ASU did not have a material impact on the company’s Condensed Consolidated Financial Statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective beginning fiscal year 2019 under either full or modified retrospective adoption. The Company has begun its assessment of Topic 606 and has developed a comprehensive project plan that includes representatives from across the Company’s business. The project plan includes analyzing the standard’s impact on the Company’s various revenue streams, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the requirements of the new standard to its contracts. The Company is in the process of identifying and implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under Topic 606. As of July 2, 2017, and subject to the potential effects of any new related ASUs issued by the FASB, as well as the Company’s ongoing evaluation of transactions and contracts, the Company does not anticipate that the adoption of this standard will have a material impact on the company’s consolidated financial statements. The Company anticipates adopting Topic 606 at the beginning of fiscal year 2019 using the modified retrospective approach.
(4) Accumulated Other Comprehensive Income (Loss):
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Fiscal Year Ended July 2, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(23,863)	$(1,552)	$(313,035)	$(338,450)
Other Comprehensive Income (Loss) Before Reclassification	(881)	1,003	43,947	44,069
Income Tax Benefit (Expense)	—	(376)	(16,480)	(16,856)
Net Other Comprehensive Income (Loss) Before Reclassifications	(881)	627	27,467	27,213
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	357	—	357
Realized (Gains) Losses - Commodity Contracts (1)	—	258	—	258
Realized (Gains) Losses - Interest Rate Swaps (1)	—	743	—	743
Amortization of Prior Service Costs (Credits) (2)	—	—	(2,474)	(2,474)
Amortization of Actuarial Losses (2)	—	—	19,053	19,053
Total Reclassifications Before Tax	—	1,358	16,579	17,937
Income Tax Expense (Benefit)	—	(509)	(6,217)	(6,726)
Net Reclassifications	—	849	10,362	11,211
Other Comprehensive Income (Loss)	(881)	1,476	37,829	38,424
Ending Balance	$(24,744)	$(76)	$(275,206)	$(300,026)
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2017 and July 3, 2016 (in thousands):

		Fair Value Measurement Using
	July 2, 2017	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,081	$—	$2,081	$—
Liabilities:
Derivatives	$3,213	$—	$3,213	$—

		Fair Value Measurement Using
	July 3, 2016	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,422	$—	$1,422	$—
Liabilities:
Derivatives	$4,359	$—	$4,359	$—

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
Fair Value of Financial Instruments:
The Company believes that the carrying values of cash and cash equivalents, trade receivables and accounts payable are reasonable estimates of their fair values at July 2, 2017 and July 3, 2016 due to the short-term nature of these instruments. The estimated fair value of the 6.875% Senior Notes due December 2020 is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.

The estimated fair market values of the Company’s indebtedness is (in thousands):

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Notes	$223,149	$245,888	$223,149	$240,164
Borrowings on Revolver	$—	$—	$—	$—
(7) Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill by reportable segment for the fiscal years ended July 2, 2017 and July 3, 2016 are as follows (in thousands):

	Engines	Products	Total
Goodwill Balance at June 28, 2015	$138,281	$27,241	$165,522
Impairment Loss	—	(7,651)	(7,651)
Acquisition	—	4,104	4,104
Effect of Translation	(338)	(69)	(407)
Goodwill Balance at July 3, 2016	$137,943	$23,625	$161,568
Effect of Translation	131	(50)	81
Goodwill Balance at July 2, 2017	$138,074	$23,575	$161,649
At July 2, 2017, July 3, 2016 and June 28, 2015, accumulated goodwill impairment losses, as recorded in the Products segment, were $131.4 million, $131.4 million and $123.7 million respectively.
The Company evaluates goodwill for impairment at least annually as of the fiscal year-end and more frequently if events or circumstances indicate that the assets may be impaired. For the goodwill evaluation for one reporting unit, the Company first determines based on a qualitative assessment whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. For other reporting units or if the Company's qualitative assessment conclusion is that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company will test goodwill using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the carrying values of each of the Company's reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company's budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.
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
In fiscal 2016, the Company recorded a non-cash goodwill impairment charge of $7.7 million related to its Job Site reporting unit, which was determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. The Company reached this conclusion because it determined that its forecasted cash flow estimates used in the goodwill assessment for its Job Site reporting unit were adversely impacted by elevated channel inventories. The inventory channel for job site products, particularly portable light towers and portable heaters, was elevated due to the rapid and significant change in market demand following the reduction in North American oil production and was compounded by the mild winter. The impairment charge was a non-cash expense that was recorded as a separate component of operating expenses. The goodwill impairment was not deductible for income tax purposes. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility.
The Company’s other intangible assets as of July 2, 2017 and July 3, 2016 are as follows (in thousands) in the table below. After an intangible asset has been fully amortized, it is removed from the table in the subsequent year.

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$7,300	$(6,327)	$973	$7,300	$(5,840)	$1,460
Customer Relationships	60,182	(16,304)	43,878	60,182	(13,507)	46,675
Other Intangible Assets	839	(626)	213	739	(337)	402
Effect of Translation	(5,576)	637	(4,939)	(5,325)	489	(4,836)
Total Amortized Intangible Assets	62,745	(22,620)	40,125	62,896	(19,195)	43,701
Unamortized Intangible Assets:
Tradenames	63,967	—	63,967	63,967	—	63,967
Effect of Translation	(3,497)	—	(3,497)	(3,504)	—	(3,504)
Total Unamortized Intangible Assets	60,470	—	60,470	60,463	—	60,463
Total Intangible Assets	$123,215	$(22,620)	$100,595	$123,359	$(19,195)	$104,164
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
Amortization expense of other intangible assets amounted to approximately $3.5 million in 2017, $3.4 million in 2016, and $2.8 million in 2015.

The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2018	$3,363
2019	3,241
2020	2,754
2021	2,754
2022	2,754

$14,866

(8) Income Taxes:
Components of income before income taxes consists of the following (in thousands):

	2017	2016	2015
U.S.	$66,555	$22,203	$38,615
Foreign	13,106	13,153	18,343
Total	$79,661	$35,356	$56,958
The provision for income taxes consists of the following (in thousands):

	2017	2016	2015
Current
Federal	$7,333	$2,649	$(659)
State	933	670	859
Foreign	4,429	3,282	3,423
	12,695	6,601	3,623
Deferred
Federal	$8,156	$2,702	$6,928
State	583	193	495
Foreign	1,577	(701)	225
	10,316	2,194	7,648
Total	$23,011	$8,795	$11,271

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2017	2016	2015
U.S. Statutory Rate	35.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	1.5%	2.0%	2.0%
Impact of Foreign Operations and Tax Rates	(2.1)%	(9.7)%	(2.7)%
Valuation Allowance	5.3%	3.3%	1.9%
Changes to Unrecognized Tax Benefits	(4.5)%	2.8%	4.3%
U.S. Manufacturers Deduction	(2.4)%	(3.7)%	(2.5)%
Research & Development Credit (1)	(3.1)%	(10.6)%	(18.1)%
Goodwill Impairment	—%	7.6%	—%
Other, Net	(0.8)%	(1.8)%	(0.1)%
Effective Tax Rate	28.9%	24.9%	19.8%
(1) "Research & Development Credit” in fiscal 2016 includes fiscal 2016 and fiscal 2015 federal research & development credit due to the reenactment of the credit during fiscal 2016.  In fiscal 2015, this item primarily relates to federal research & development tax credits associated with the completion of a research & development tax credit analysis of prior fiscal years.

The components of deferred income taxes were as follows (in thousands):

Long-Term Asset (Liability):	2017	2016
Difference Between Book and Tax Related to:
Pension Cost	$64,216	$90,016
Accumulated Depreciation	(48,679)	(41,319)
Intangibles	(54,360)	(56,755)
Accrued Employee Benefits	38,477	39,083
Postretirement Health Care Obligation	12,865	14,107
Inventory	15,969	13,360
Warranty	16,008	16,517
Payroll & Workers Compensation Accruals	7,087	7,620
Valuation Allowance	(23,461)	(19,371)
Net Operating Loss/State Credit Carryforwards	26,436	24,942
Other Accrued Liabilities	13,709	10,117
Miscellaneous	(3,904)	(119)
Deferred Income Tax Asset (Liability)	$64,363	$98,198
Total deferred tax assets were $171.3 million and $200.3 million as of July 2, 2017 and July 3, 2016, respectively. Total deferred tax liabilities were $106.9 million and $102.1 million as of July 2, 2017 and July 3, 2016, respectively. During fiscal 2017, the total valuation allowance increased by $4.1 million. The Company early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (see Note 3) as of July 2, 2017. The Company retrospectively reclassified $44.7 million of current “Deferred Income Tax Assets" to "Long-term Deferred Income Tax Assets” on the accompanying Condensed Consolidated Balance Sheet as of July 3, 2016.
Deferred tax assets were generated during the current year as a result of foreign income tax loss carryforwards in the amount of $1.9 million. At July 2, 2017, there are $7.5 million of foreign income tax loss carryforwards, consisting of $5.3 million that have no expiration date, and $2.2 million that will expire within the next 5 to 10 years. A deferred tax asset of $18.9 million exists at July 2, 2017 related to state income tax losses and state tax credit carryforwards. If not utilized against future taxable income, this amount will expire from 2018 through 2028. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. At July 2, 2017, a valuation allowance of $7.5 million is recorded for the foreign losses which the Company believes are unlikely to be realized in the future. In addition, a valuation allowance of $15.9 million is recorded related to state tax credits that are unlikely to be realized.
The Company does not record deferred income taxes applicable to undistributed earnings of foreign subsidiaries for which the Company intends to reinvest such earnings indefinitely outside of the U.S. The undistributed earnings that the Company intends to reinvest amounted to approximately $88.6 million at July 2, 2017. If the Company were to distribute these earnings, foreign tax credits may become available under current law to reduce the resulting U.S. income tax. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

The change to the gross unrecognized tax benefits of the Company during the fiscal years ended July 2, 2017, July 3, 2016, and June 28, 2015 is reconciled as follows:
Unrecognized Tax Benefits (in thousands):

	2017	2016	2015
Beginning Balance	$10,922	$10,551	$7,657
Changes based on tax positions related to prior year	(861)	(208)	4,573
Additions based on tax positions related to current year	461	579	691
Settlements with taxing authorities	(4,437)	—	(2,120)
Lapse of statute of limitations	(99)	—	(250)
Ending Balance	$5,986	$10,922	$10,551
As of July 2, 2017, gross unrecognized tax benefits that, if recognized, would impact the effective tax rate were $4.7 million. There is a reasonable possibility that approximately $1.0 million of the liability for uncertain tax positions may be settled within the next twelve months due to the resolution of audits or expiration of statutes of limitations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total expense (income) recognized for fiscal years 2017, 2016 and 2015 was $(0.2) million, $0.2 million, and $0.1 million, respectively.
As of July 2, 2017 and July 3, 2016, the Company had $1.2 million and $1.4 million, respectively, accrued for the payment of interest and penalties.
At July 2, 2017 and July 3, 2016, the liability for uncertain tax positions, inclusive of interest and penalties, was $7.2 million and $12.3 million, respectively, which is recorded as an other long-term liability within the Consolidated Balance Sheets.
Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2013. The Company is currently under audit by various state and foreign jurisdictions. The Company is no longer subject to tax examinations before fiscal 2007 in its major foreign jurisdictions.

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

	2017	2016	2015
NET SALES:
Engines	$1,098,809	$1,142,815	$1,208,914
Products	778,378	772,154	788,564
Eliminations	(91,084)	(106,191)	(102,728)
	$1,786,103	$1,808,778	$1,894,750
GROSS PROFIT:
Engines	$262,036	$252,833	$267,778
Products	121,141	110,944	89,268
Eliminations	652	(1,322)	2,053
	$383,829	$362,455	$359,099
SEGMENT INCOME (LOSS) (1)
Engines	$84,165	$60,645	$93,880
Products	12,530	(9,775)	(22,447)
Eliminations	652	(1,322)	2,053
	$97,347	$49,548	$73,486
Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates(1)	—	3,187	7,303
Income from Operations	$97,347	$46,361	$66,183
INTEREST EXPENSE	(20,293)	(20,033)	(19,532)
OTHER INCOME, Net	2,607	9,028	10,307
Income Before Income Taxes	79,661	35,356	56,958
PROVISION FOR INCOME TAXES	23,011	8,795	11,271
Net Income	$56,650	$26,561	$45,687

ASSETS:
Engines	$987,943	$984,119	$978,983
Products	551,207	546,104	565,048
Eliminations	(88,171)	(73,556)	(87,384)
	$1,450,979	$1,456,667	$1,456,647
CAPITAL EXPENDITURES:
Engines	$67,218	$58,186	$59,997
Products	15,923	5,975	11,713
	$83,141	$64,161	$71,710
DEPRECIATION & AMORTIZATION:
Engines	$44,384	$44,480	$42,240
Products	11,799	9,920	10,020
	$56,183	$54,400	$52,260
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
Pre-tax restructuring charges, acquisition-related charges, and pension settlement charges impact on gross profit is as follows (in thousands):

	2017	2016	2015
Engines	$—	$11,599	$—
Products	—	7,943	25,710
Total	$—	$19,542	$25,710
Pre-tax restructuring charges, acquisition-related charges, goodwill and tradename impairment, pension settlement charges, and litigation charges impact on segment income (loss) is as follows (in thousands):

	2017	2016	2015
Engines	$—	$24,424	$—
Products	—	19,451	29,403
Total	$—	$43,875	$29,403
Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2017	2016	2015
United States	$1,246,015	$1,299,003	$1,312,485
All Other Countries	540,088	509,775	582,265
Total	$1,786,103	$1,808,778	$1,894,750
Information regarding the Company’s net plant and equipment based on geographic location (in thousands):

	2017	2016	2015
United States	$347,664	$309,089	$296,124
All Other Countries	17,216	17,184	18,714
Total	$364,880	$326,273	$314,838
Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales (in thousands):

	2017		2016		2015
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$207,882	12%	$229,899	13%	$266,038	14%
MTD	205,339	11%	235,220	13%	228,430	12%
	$413,221	23%	$465,119	26%	$494,468	26%

(10) Leases:
The Company leases certain facilities, vehicles, and equipment under operating leases. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2017, 2016 and 2015 was $19.3 million, $19.3 million and $19.5 million, respectively.
Future minimum lease commitments for all non-cancelable operating leases as of July 2, 2017 are as follows (in thousands):

Fiscal Year	Commitments
2018	$13,910
2019	9,946
2020	7,151
2021	4,902
2022	4,341
Thereafter	43,016
Total future minimum lease commitments	$83,266
(11) Indebtedness:
The following is a summary of the Company’s indebtedness (in thousands):

	2017	2016
Multicurrency Credit Agreement	$—	$—
Total Short-Term Debt	$—	$—

6.875% Senior Notes	$223,149	$223,149
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	1,356	1,810
Total Long-Term Debt	$221,793	$221,339
6.875% Senior Notes
On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.
Multicurrency Credit Agreement
On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company's $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the amendment to the Revolver in fiscal 2016, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. There were no borrowings under the revolving credit facility as of July 2, 2017 and July 3, 2016.
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
The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio.
(12) Other Income, Net:
The components of Other Income, Net are as follows (in thousands):

	2017	2016	2015
Interest Income	$1,203	$695	$1,317
Equity in Earnings of Unconsolidated Affiliates	—	3,187	7,303
Gain on Sale of Investment in Marketable Securities	—	3,343	—
Other Items	1,404	1,803	1,687
Total	$2,607	$9,028	$10,307

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
The parties submitted post-trial motions and briefing related to: damages; willfulness; laches; attorney fees; enhanced damages; and prejudgment/post-judgment interest and costs.  All post-trial motions and briefing were completed on December 18, 2015.  On May 11, 2016, the court ruled on those post-trial motions and entered judgment against BSPPG and in favor of Exmark in the amount of $24.3 million in compensatory damages, an additional $24.3 million in enhanced damages, and $1.5 million in pre-judgment interest along with post-judgment interest and costs to be determined. The Company strongly disagrees with the jury verdict, certain rulings made before and during trial, and the May 11, 2016 post-trial rulings. BSPPG appealed to the U.S. Court of Appeals for the Federal Circuit on several bases, including the issues of obviousness and invalidity of Exmark’s patent, the damages calculation, willfulness and laches.
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
In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings and related matters, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the likelihood of successful appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of July 2, 2017.
Although it is not possible to predict with certainty the outcome of these and other unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

(14) Stock Incentives:
Effective October 20, 2004, a total of 8,000,000 shares of common stock (as adjusted for the fiscal 2005 2-for-1 stock split) were originally reserved for future issuance pursuant to the Company's Incentive Compensation Plan, and as a result of an amendment approved by shareholders on October 21, 2009 an additional 2,481,494 shares were reserved. On October 15, 2014, the Company's shareholders approved the 2014 Omnibus Incentive Plan, which constituted a complete amendment and restatement of the Company's Incentive Compensation Plan and under which 3,760,000 shares of common stock were reserved for future issuance (plus any shares remaining available for issuance under the Incentive Compensation Plan as of that date). Similar to the Incentive Compensation Plan, in accordance with the 2014 Omnibus Incentive Plan, the

Company can issue to eligible participants stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash bonus awards subject to certain annual limitations. The plans also allow participants to defer the payment of awards and the Company to issue directors’ fees in stock. Stock-based compensation vests in accordance with the applicable plan and award agreements but can become immediately exercisable upon eligible recipients' departure from the Company or upon reaching retirement age, subject to approval of the Compensation Committee.
Stock-based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. During fiscal 2017, 2016 and 2015, the Company recognized stock-based compensation expense of approximately $4.9 million, $5.1 million and $6.2 million, respectively.
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

Options Granted During	2017	2016	2015
Grant Date Fair Value	$3.84	$3.72	$3.81
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	1.2%	1.7%	1.6%
Expected Volatility	29.3%	25.1%	27.9%
Expected Dividend Yield	2.9%	2.5%	2.7%
Expected Term (in Years)	5.5	5.5	5.5
Information on the options outstanding is as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, June 29, 2014	2,417,366	$22.71
Granted During the Year	557,170	18.83
Exercised During the Year	(260,726)	19.66
Expired During the Year	(536,960)	35.78
Balance, June 28, 2015	2,176,850	$18.86
Granted During the Year	501,990	19.90
Exercised During the Year	(697,309)	17.77
Expired During the Year	(136,988)	19.88
Balance, July 3, 2016	1,844,543	$19.48
Granted During the Year	496,880	19.15
Exercised During the Year	(414,176)	18.76
Expired During the Year	—	—
Balance, July 2, 2017	1,927,247	$19.55	6.80	$8,764
Exercisable, July 2, 2017	371,207	$20.71	1.11	$1,259

The total intrinsic value of options exercised during fiscal year 2017 was $1.5 million. The exercise of options resulted in cash receipts of $7.8 million in fiscal 2017. The total intrinsic value of options exercised during fiscal 2016 was $2.0 million. The exercise of options resulted in cash receipts of $12.4 million in fiscal 2016. The total intrinsic value of options exercised during fiscal 2015 was $0.2 million. The exercise of options resulted in cash receipts of $5.1 million in fiscal 2015.

Options Outstanding (as of July 2, 2017)
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2013	8/14/2012	8/14/2015	8/31/2017	$18.85	21,730
2014	8/20/2013	8/20/2016	8/31/2018	$20.82	349,477
2015	10/21/2014	10/21/2017	10/21/2024	$18.83	557,170
2016	8/18/2015	8/18/2018	8/18/2025	$19.90	501,990
2017	8/22/2016	8/22/2019	8/22/2026	$19.15	496,880

Below is a summary of the status of the Company’s nonvested shares as of July 2, 2017, and changes during the year then ended:

	Deferred Stock / RSU		Restricted Stock		Stock Options		Performance Shares
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares/units, July 3, 2016	134,215	$19.56	650,445	$18.76	1,467,020	$4.16	342,713	$19.29
Granted	60,438	19.50	160,130	19.18	496,880	3.84	5,601	21.70
Cancelled	—	—	(2,050)	22.33	—	—	(14,249)	19.19
Vested	(88,679)	19.81	(108,890)	14.77	(407,860)	5.19	(113,684)	19.05
Nonvested shares/units, July 2, 2017	105,974	$19.32	699,635	$19.47	1,556,040	$3.79	220,381	$19.48
As of July 2, 2017, there was $6.6 million of total unrecognized compensation cost related to nonvested stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during fiscal 2017 and 2016 was $7.4 million and $13.2 million, respectively.
During fiscal years 2017, 2016 and 2015, the Company issued 160,130, 143,760 and 158,280 shares of restricted stock, respectively. For restricted stock issued prior to October 15, 2014, the restricted stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. For restricted stock issued after October 15, 2014, the restricted stock vests on the third anniversary date of the grant provided the recipient is still employed by the Company. The aggregate market value on the date of issue was approximately $3.1 million, $2.9 million and $3.3 million in fiscal 2017, 2016 and 2015, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period (issuances prior to October 15, 2014) or the three-year vesting period (issuances after October 15, 2014).
The Company issued 45,307, 39,049 and 36,975 deferred shares to its directors in lieu of directors' fees in fiscal 2017, 2016 and 2015, respectively, under this provision of the plans. Historically, the Company accounted for certain deferred shares issued to directors as liability classified awards, rather than equity classified awards. At January 1, 2017, the liability balance was $4.8 million. During the third quarter of fiscal 2017, the Company determined that equity classification is appropriate and recorded correcting entries to adjust the deferred shares balance and reclassify it from Accrued Liabilities to Additional Paid-In Capital. The correcting entries did not have a material impact on the Consolidated Financial Statements.
The Company issued 15,131, 20,177 and 25,181 shares of deferred shares / RSU to its officers and key employees in fiscal 2017, 2016 and 2015, respectively. The aggregate market value on the date of grant was approximately $0.3 million, $0.4 million and $0.5 million, respectively. For deferred stock issued prior to October 15, 2014, the deferred stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. For restricted stock units (RSU) issued after October 15, 2014, the restricted stock units vest on the third anniversary date of the grant provided the recipient is still employed by the Company.

The Company granted 120,451 and 125,853 performance share units in fiscal 2016 and 2015, respectively. A maximum of two shares of Briggs & Stratton common stock per performance share unit may be awarded to recipients if certain performance targets are met at the end of the vesting period. The aggregate market value on the date of grant was approximately $2.4 million and $2.4 million in fiscal 2016 and 2015, respectively. The performance share units vest based on Company-specific performance goals. The performance share units are valued at the Company's share price on the date of grant multiplied by the probability of achieving payout. Expense for each of the awards granted is recognized ratably over the three-year vesting period.
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2017	2016	2015
Stock Options:
Pretax compensation expense	$1,862	$1,763	$1,680
Tax benefit	(698)	(661)	(638)
Stock option expense, net of tax	$1,164	$1,102	$1,042
Restricted Stock:
Pretax compensation expense	$3,291	$2,750	$2,416
Tax benefit	(1,234)	(1,031)	(918)
Restricted stock expense, net of tax	$2,057	$1,719	$1,498
Deferred Stock:
Pretax compensation expense	$585	$102	$339
Tax benefit	(220)	(38)	(129)
Deferred stock expense, net of tax	$365	$64	$210
Performance Shares:
Pretax compensation expense	$(815)	$494	$1,792
Tax expense (benefit)	306	(185)	(681)
Performance Share expense, net of tax	$(509)	$309	$1,111
Total Stock-Based Compensation:
Pretax compensation expense	$4,923	$5,109	$6,227
Tax benefit	(1,846)	(1,915)	(2,366)
Total stock-based compensation, net of tax	$3,077	$3,194	$3,861

(15) Derivative Instruments & Hedging Activities:
The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through third party financing sources. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 1.81% for a notional principal amount of $95 million with expiration dates ranging from May 2019 to July 2021.
The Company periodically enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. Our primary foreign currency exchange rate exposures are with the Australian Dollar, the Brazilian Real, the Canadian Dollar, the Chinese Renminbi, the Euro, and the Japanese Yen against the U.S. Dollar. These contracts generally do not have a maturity of more than twenty-four months.
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
The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of July 2, 2017 and July 3, 2016, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		July 2, 2017	July 3, 2016
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	95,000	145,000
Foreign Currency:
Australian Dollar	Sell	39,196	39,935
Brazilian Real	Buy	28,137	16,436
Canadian Dollar	Sell	14,725	8,675
Chinese Renminbi	Buy	74,950	171,475
Euro	Sell	31,240	41,730
Japanese Yen	Buy	570,000	587,000
Mexican Peso	Sell	—	3,500
Commodity:
Natural Gas (Therms)	Buy	11,307	11,771
The location and fair value of derivative instruments reported in the Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	July 2, 2017	July 3, 2016
Interest rate contracts:
Other Long-Term Assets, Net	$1,852	$—
Accrued Liabilities	(23)	—
Other Long-Term Liabilities	(39)	(1,367)
Foreign currency contracts:
Other Current Assets	157	1,356
Other Long-Term Assets, Net	31	2
Accrued Liabilities	(3,050)	(2,601)
Other Long-Term Liabilities	(68)	(185)
Commodity contracts:
Other Current Assets	40	—
Other Long-Term Assets, Net	1	64
Accrued Liabilities	(22)	(190)
Other Long-Term Liabilities	(11)	(16)
	$(1,132)	$(2,937)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Twelve months ended July 2, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,973	Net Sales	$(743)	$—
Foreign currency contracts – sell	(887)	Net Sales	1,785	—
Foreign currency contracts – buy	297	Cost of Goods Sold	(2,142)	—
Commodity contracts	93	Cost of Goods Sold	(258)	—
	$1,476		$(1,358)	$—

	Twelve months ended July 3, 2016
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(213)	Net Sales	$(1,113)	$—
Foreign currency contracts – sell	(2,187)	Net Sales	5,554	—
Foreign currency contracts – buy	(664)	Cost of Goods Sold	2,030	—
Commodity contracts	300	Cost of Goods Sold	(901)	—
	$(2,764)		$5,570	$—

	Twelve months ended June 28, 2015
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$79	Net Sales	$(1,222)	$—
Foreign currency contracts – sell	2,086	Net Sales	12,353	—
Foreign currency contracts – buy	228	Cost of Goods Sold	(1,003)	—
Commodity contracts	(97)	Cost of Goods Sold	(521)	—
	$2,296		$9,607	$—
During the next twelve months, the amount of the July 2, 2017 Accumulated Other Comprehensive Income (Loss) balance that is expected to be reclassified into losses is $1.6 million.

The Company enters into forward exchange contracts to hedge purchases and sales that are denominated in foreign currencies. The terms of these currency derivatives generally do not exceed twenty-four months, and the purpose is to protect the Company from the risk that the eventual dollars being transferred will be adversely affected by changes in exchange rates.
The Company has forward foreign exchange contracts to sell foreign currency, with the Euro as the most significant. These contracts are used to hedge foreign currency collections on sales of inventory. The Company also has forward contracts to purchase foreign currencies. The Company’s foreign currency forward contracts are carried at fair value based on current exchange rates.

The Company had the following forward currency contracts outstanding at the end of fiscal 2017 with the notional value shown in local currency and the contract value, fair value, and (gain) loss at fair value shown in U.S. dollars:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	39,196	29,360	30,081	721	U.S.	August 2018
Brazilian Real	Buy	28,137	9,140	8,799	341	U.S.	June 2018
Canadian Dollar	Sell	14,725	11,044	11,386	342	U.S.	May 2018
Chinese Renminbi	Buy	74,950	10,916	10,894	22	U.S.	September 2018
Euro	Sell	31,240	34,801	36,119	1,318	U.S.	August 2018
Japanese Yen	Buy	570,000	5,271	5,085	186	U.S.	May 2018
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
The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2017, 2016, or 2015.

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

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2017	2016	2017	2016
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	4.00%	3.75%	3.85%	3.60%
Weighted Average Expected Long-Term Rate of Return on Plan Assets	7.10%	7.25%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$1,196,925	$1,186,777	$70,494	$81,290
Service Cost	6,757	3,532	191	262
Interest Cost	43,357	52,110	2,382	3,170
Plan Settlements	—	(47,102)	—	—
Plan Participant Contributions	—	—	1,918	1,572
Actuarial (Gain) Loss	(55,237)	75,135	5,681	(1,909)
Benefits Paid	(75,097)	(73,527)	(13,973)	(13,891)
Projected Benefit Obligation at End of Year	$1,116,705	$1,196,925	$66,693	$70,494
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$883,585	$974,926	$—	$—
Actual Return on Plan Assets	58,837	26,059	—	—
Plan Participant Contributions	—	—	1,918	1,572
Employer Contributions	3,281	3,229	12,055	12,319
Benefits Paid	(75,097)	(73,527)	(13,973)	(13,891)
Plan Settlements	—	(47,102)	—	—
Fair Value of Plan Assets at End of Year	$870,606	$883,585	$—	$—
Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(246,099)	$(313,340)	$(66,693)	$(70,494)
Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(242,908)	$(310,378)	$—	$—
Accrued Wages and Salaries	(3,191)	(2,962)	—	—
Accrued Postretirement Health Care Obligation	—	—	(35,132)	(38,441)
Accrued Liabilities	—	—	(9,755)	(9,125)
Accrued Employee Benefits	—	—	(21,806)	(22,928)
Net Amount Recognized at End of Year	$(246,099)	$(313,340)	$(66,693)	$(70,494)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax:
Net Actuarial Loss	$(261,835)	$(303,714)	$(14,197)	$(12,301)
Prior Service Credit (Cost)	(223)	(334)	1,306	2,873
Net Amount Recognized at End of Year	$(262,058)	$(304,048)	$(12,891)	$(9,428)
The accumulated benefit obligation for all defined benefit pension plans was $1,117 million and $1,196 million at July 2, 2017 and July 3, 2016, respectively.

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
The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$6,757	$3,532	$3,432	$191	$262	$295
Interest Cost on Projected Benefit Obligation	43,357	52,110	49,782	2,382	3,170	3,568
Expected Return on Plan Assets	(64,427)	(71,202)	(74,638)	—	—	—
Amortization of:
Prior Service Cost (Credit)	180	180	180	(2,654)	(2,659)	(2,758)
Actuarial Loss	16,957	13,007	13,262	2,796	3,234	4,316
Plan Settlements	—	20,245	—	—	—	—
Net Periodic Expense (Income)	$2,824	$17,872	$(7,982)	$2,715	$4,007	$5,421
Significant assumptions used in determining net periodic expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2017	2016	2015	2017	2016	2015
Discount Rate	3.75%	4.55%	4.40%	3.60%	4.20%	3.95%
Expected Return on Plan Assets	7.25%	7.50%	8.00%	n/a	n/a	n/a
Compensation Increase Rate	n/a	n/a	n/a	n/a	n/a	n/a
The amounts in Accumulated Other Comprehensive Income (Loss) that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Prior Service Cost (Credit)	$179	$(1,434)
Net Actuarial Loss	15,178	3,482
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
For measurement purposes a 6.1% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2017 decreasing gradually to 4.5% for the fiscal year 2038. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point would increase the accumulated postretirement benefit by $1.2 million and would increase the service and interest cost by $40 thousand for fiscal 2017. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $1.2 million and decrease the service and interest cost by $40 thousand for the fiscal year 2017.
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
The Company’s pension plan’s current target and asset allocations at July 2, 2017 and July 3, 2016, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2017	2016
Domestic Equities	23%-30%	23%	23%
International Equities	15%-20%	16%	14%
Alternatives	0%-10%	8%	10%
Fixed Income	49%-53%	50%	50%
Cash Equivalents	0%-2%	3%	3%
		100%	100%
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
Investments stated at fair value as determined by quoted market prices (Level 1) include:
Short-Term Investments: Short-Term Investments include cash and money market mutual funds that invest in short-term securities and are valued based on cost, which approximates fair value.
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
The fair value of the major categories of the pension plans’ investments are presented below (in thousands):

		July 2, 2017
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$25,563	$25,563	$—	$—
Fixed Income Securities:		433,372	—	433,372	—
Equity Securities:
U.S. common stocks		204,736	204,736	—	—
International mutual funds		141,565	141,565	—	—
Other Investments:
Venture capital funds	(A) (E)	31,060	—	—	—
Debt funds	(B) (E)	5,469	—	—	—
Real estate funds	(C) (E)	1,621	—	—	—
Private equity funds	(D) (E)	27,220	—	—	—
Fair Value of Plan Assets at End of Year		$870,606	$371,864	$433,372	$—

		July 3, 2016
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$26,558	$26,558	$—	$—
Fixed Income Securities:		441,869	—	441,869	—
Equity Securities:
U.S. common stocks		205,343	205,343	—	—
International mutual funds		126,589	126,589	—	—
Other Investments:
Venture capital funds	(A) (E)	40,470	—	—	—
Debt funds	(B) (E)	7,227	—	—	—
Real estate funds	(C) (E)	2,608	—	—	—
Private equity funds	(D) (E)	32,921	—	—	—
Fair Value of Plan Assets at End of Year		$883,585	$358,490	$441,869	$—

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

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

Contributions
During fiscal 2017, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2018 but the Company may choose to make discretionary contributions. The Company does anticipate making a voluntary contribution to the qualified pension plan of $20 million to $30 million in fiscal 2018. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
Estimated Future Benefit Payments
Projected benefit payments from the plans as of July 2, 2017 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life
2018	$72,837	$3,191	$8,338	$1,417
2019	72,795	3,356	6,832	1,428
2020	72,427	3,396	5,737	1,437
2021	72,024	3,451	4,737	1,443
2022	71,413	3,544	4,002	1,446
2023-2026	340,133	18,333	10,894	7,154

Defined Contribution Plans
Employees of the Company may participate in a defined contribution savings plan that allows participants to contribute a portion of their earnings in accordance with plan specifications. A maximum of 1.5% to 4.0% of each participant’s salary, depending upon the participant’s group, is matched by the Company. Additionally, all domestic non-bargaining employees receive a Company non-elective contribution of 3.0% of the employee’s pay.
The Company contributions totaled $14.5 million in 2017, $14.5 million in 2016 and $14.2 million in 2015.
Postemployment Benefits
The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts were discounted using a 3.85% interest rate for fiscal 2017 and 3.60% interest rate for fiscal 2016. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.
(17) Restructuring Actions:
In fiscal 2015, the Company announced and began implementing restructuring actions to narrow its assortment of lower-priced Snapper consumer lawn and garden equipment and consolidate its Products segment manufacturing facilities in order to further reduce costs. The Company continues to focus on premium residential products through its Snapper and Simplicity brands and commercial products through its Snapper Pro and Ferris brands. The Company closed its McDonough, Georgia location in the fourth quarter of fiscal 2015 and consolidated production into existing facilities. Production of pressure washers, riding mowers, and snow throwers was moved to the Company's Wauwatosa, Wisconsin facility. At July 2, 2017 and July 3, 2016, the Company had $1.4 million and $2.5 million, respectively, classified as assets held for sale, which is included in Prepaid Expenses and Other Current Assets within the Consolidated Balance Sheets, related to the McDonough location. These changes affected approximately 475 employees during fiscal 2015. The Company's dealer product offerings under the Snapper Pro, Simplicity and Ferris brands as well as sales of Snapper and Murray branded lawn and garden products at Walmart were unaffected by these actions.

As of July 3, 2016, the restructuring actions announced in fiscal 2015 were completed as planned. As of July 3, 2016, the cumulative pre-tax restructuring costs associated with the 2015 restructuring actions were $36.1 million, which represented the total cost expected to be incurred under these restructuring actions.

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

The Company recorded pre-tax charges of $10.2 million ($6.7 million after tax or $0.15 per diluted share) during fiscal 2016 related to restructuring actions. The Engines segment recorded $1.4 million of pre-tax restructuring charges during fiscal 2016. The Products segment recorded $8.8 million of pre-tax restructuring charges during fiscal 2016.

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Engines segment restructuring activities for fiscal 2016 and 2017 (in thousands):

Engines segment	Termination Benefits	Other Costs	Total
Reserve Balance at June 28, 2015	$—	$—	$—
Provisions	1,354	—	1,354
Cash Expenditures	(877)	—	(877)
Other Adjustments	(182)	—	(182)
Reserve Balance at July 3, 2016	$295	$—	$295
Cash Expenditures	(295)	—	(295)
Reserve Balance at July 2, 2017	$—	$—	$—

The following is a rollforward of the restructuring reserve (included in Accrued Liabilities within the Consolidated Condensed Balance Sheets) attributable to all Products segment restructuring activities for fiscal 2016 and 2017 (in thousands):

Products segment	Termination Benefits	Other Costs	Total
Reserve Balance at June 28, 2015	$2,107	$—	$2,107
Provisions	300	8,541	8,841
Cash Expenditures	(2,101)	(4,820)	(6,921)
Other Adjustments (1)	—	(3,721)	(3,721)
Reserve Balance at July 3, 2016	$306	$—	$306
Cash Expenditures	(306)	—	(306)
Reserve Balance at July 2, 2017	$—	$—	$—
(1) Other adjustments in fiscal 2016 includes $3.7 million of asset impairments.
(18) Equity:
Share Repurchases
On August 13, 2014, the Board of Directors of the Company authorized up to $50 million in funds associated with the common share repurchase program with an expiration date of June 30, 2016. On April 21, 2016, the Board of Directors authorized up to an additional $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of July 2, 2017, the total remaining authorization was approximately $30.5 million. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2017, the Company repurchased 995,655 shares on the open market at a total cost of $19.7 million, or $19.77 per share. There were 2,034,146 shares repurchased in fiscal 2016 at a total cost of $37.4 million, or $18.41 per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation
Wauwatosa, Wisconsin

We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation and subsidiaries (the "Company") as of July 2, 2017 and July 3, 2016, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ investment, and cash flows for each of the three years in the period ended July 2, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Briggs & Stratton Corporation and subsidiaries as of July 2, 2017 and July 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 2, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 29, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Briggs & Stratton Corporation
Wauwatosa, Wisconsin

We have audited the internal control over financial reporting of Briggs & Stratton Corporation and subsidiaries (the "Company") as of July 2, 2017 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule listed in the Index at Item 15(a)(2) as of and for the year ended July 2, 2017 of the Company and our report dated August 29, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 29, 2017

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2017
September	$286,797	$52,521	$(14,148)
December	428,236	95,406	15,251
March	596,965	134,771	35,819
June	474,105	101,130	19,727
Total (5)	$1,786,103	$383,829	$56,650
Fiscal 2016
September (1)	$289,458	$49,712	$(18,171)
December (2)	413,379	91,696	12,560
March (3)	603,750	127,095	26,823
June (4)	502,191	93,952	5,349
Total (5)	$1,808,778	$362,455	$26,561

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss)	Dividends Declared	High	Low
Fiscal 2017
September	$(0.34)	$0.14	$23.39	$17.98
December	0.35	0.14	23.21	17.90
March	0.83	0.14	23.73	20.39
June	0.46	0.14	25.92	20.76
Total (5)	$1.31	$0.56
Fiscal 2016
September (1)	$(0.42)	$0.135	$20.59	$17.72
December (2)	0.28	0.135	21.24	16.08
March (3)	0.62	0.135	24.48	15.47
June (4)	0.12	0.135	24.19	19.64
Total (5)	$0.60	$0.54
The number of shareholders of record of Briggs & Stratton Corporation Common Stock on July 2, 2017 was 2,431.
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
(5) Amounts may not total due to rounding.

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
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of July 2, 2017, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company anticipates implementing an upgrade to its global enterprise resource planning, or ERP, system at the end of fiscal 2018. This ERP system upgrade was designed to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting. This implementation is significant in scale and complexity and could significantly affect certain accounting functions.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)
Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, in Section I. Shareholder Votes under the caption “Item 1: Election of Directors” and in Section II. Corporate Governance under the caption “General Information About Incumbent Directors”, and is incorporated herein by reference.

(c)
Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, in Section IV. Other Matters under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)
Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, in Section II. Corporate Governance under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(e)
Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, in Section II. Corporate Governance under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(f)
Code of Ethics. Briggs & Stratton has adopted a written code of ethics, referred to as the Briggs & Stratton Integrity Manual, which is applicable to all directors, officers and employees and includes provisions related to accounting and financial matters applicable to the Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Controller. The Briggs & Stratton Integrity Manual is available on the Company’s corporate website at www.basco.com. If the Company makes any substantive amendment to, or grants any waiver of, the code of ethics for any director or officer, Briggs & Stratton will disclose the nature of such amendment or waiver on its corporate website or in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, in Section III. Executive Compensation under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives” and “Change in Control Payments” and in Section II. Corporate Governance under the caption “Director Compensation”, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, in Section IV. Other Matters under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information”, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, in Section II. Corporate Governance under the captions “Other

Corporate Governance Matters - Director Independence”, “Other Corporate Governance Matters - Board Oversight of Risk” and “Other Corporate Governance Matters - Board Committees - Audit Committee”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2017 Annual Meeting of Shareholders, in Section IV. Other Matters under the caption “Independent Auditors’ Fees” and in Section II. Corporate Governance under the caption “Other Corporate Governance Matters - Board Committees - Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data" in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, July 2, 2017 and July 3, 2016

For the Fiscal Years Ended July 2, 2017, July 3, 2016 and June 28, 2015:
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JULY 2, 2017, JULY 3, 2016 AND JUNE 28, 2015

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2017	$2,806,000	$509,000	$(670,000)	$2,645,000
2016	3,463,000	1,293,000	(1,950,000)	2,806,000
2015	6,352,000	815,000	(3,704,000)	3,463,000
Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for Net Operating and Other Loss Carryforwards	Allowance Reversed for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2017	$19,371,000	$4,450,000	$(360,000)	$23,461,000
2016	17,198,000	3,257,000	(1,084,000)	19,371,000
2015	15,241,000	2,361,000	(404,000)	17,198,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
August 29, 2017		Senior Vice President and
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

*Each signature affixed as of
August 29, 2017

BRIGGS & STRATTON CORPORATION
(Commission File No. 1-1370)
EXHIBIT INDEX
2017 ANNUAL REPORT ON FORM 10-K

No.	Document Description
3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.1(a)	Amendment to Articles of Incorporation.
(Filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated by reference herein.)

3.2	Bylaws, as amended to April 21, 2016.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-K for the fiscal year ended July 3, 2016 and incorporated by reference herein.)

4.1	Indenture, dated December 20, 2010, between Briggs & Stratton Corporation and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K/A, dated December 15, 2010 and incorporated by reference herein.)

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 8-K/A, dated December 15, 2010 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.1(a)*	Amendment to the Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated December 14, 2012 and incorporated herein by reference.)

10.2*	Annual Incentive Plan
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated by reference herein.)

10.3*	Form of Officer Change of Control Employment Agreement for officers appointed on or before June 28, 2009.
(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated herein by reference.)

10.3(a)*	Amended and Restated Form of Change of Control Employment Agreement for new officers appointed between June 29, 2009 and October 14, 2009.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated by reference herein.)

10.3(b)*	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company appointed after October 14, 2009.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

No.	Document Description
10.4(a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.5*	Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed as Exhibit B to the Company’s 2014 Annual Meeting Proxy Statement and incorporated herein by reference.)

10.5(a)*	Amendment to Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed as Exhibit 10.5(a) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(a)(1)*	Amendment to Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed herewith)

10.5(a)(2)*	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(b)*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(c)*	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(d)*	Form of Performance Share Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(e)*	Briggs & Stratton Corporation Officer Long Term Incentive Award Program.
(Filed as Exhibit 10.5(e) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(f)*	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed as Exhibit 10.5(f) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(g)*	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed as Exhibit 10.5(g) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(h)*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed as Exhibit 10.5(h) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

No.	Document Description
10.5(i)*	Form of Performance Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed as Exhibit 10.5(i) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(j)*	Form of Performance Share Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards to be granted on or after August 22, 2016.
(Filed as Exhibit 10.5(j) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.6*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan.
(Filed as Exhibit 10.5(c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(a)*	Amended Form of Stock Option Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for year ended June 28, 2009 and incorporated herein by reference.)

10.6(b)*	Amended Form of Restricted Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(c)*	Amended Form of Deferred Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(d)*	Amended and Restated Briggs & Stratton Premium Option and Stock Award Program, effective beginning with plan year 2010 through 2014.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.7*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 8, 2008, and incorporated by reference herein.)

10.8*	Supplemental Employee Retirement Plan, as amended and restated effective as of January 1, 2017.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended January 1, 2017 and incorporated by reference herein.)

10.9*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.10*	Summary of Director Compensation.
(Filed as Exhibit 10.10 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.11*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.11(a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.11(b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

No.	Document Description
10.12*	Amended & Restated Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2013 and incorporated by reference herein.)

10.13*	Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14*	Briggs & Stratton Product Program for Directors.
(Filed as Exhibit 10.18 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.14(a)*	Amendment to the Briggs & Stratton Product Program for Directors.
(Filed as Exhibit 10.17 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.15	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 24, 2010 and incorporated herein by reference.)

10.16*	Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2013 and incorporated herein by reference.)

10.16(a)*	Amendment to Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman, dated April 24, 2015.
(Filed as Exhibit 10.16(a) to the Company’s Report on Form 10-K for fiscal year ended June 28, 2015 and incorporated herein by reference)

10.16(b)*	Second Amendment to Expatriate Agreement between Briggs & Stratton International, Inc. and William H. Reitman, dated January 19, 2016.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated herein by reference.)

10.16(c)*	Third Amendment to Expatriate Agreement between Briggs & Stratton International, Inc. and William H. Reitman, dated August 11, 2016.
(Filed as Exhibit 10.16(c) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.17
Amended and Restated Multicurrency Credit Agreement, dated as of March 25, 2016, among Briggs & Stratton Corporation, Briggs & Stratton AG, the other subsidiary borrowers from time to time party thereto, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, U.S. Bank National Association, as syndication agent and BMO Harris Bank, N.A., Bank of America, N.A., Wells Fargo Bank, National Association and PNC Bank, National Association, as documentation agents.

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
(Furnished herewith.)

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at July 2, 2017 and July 3, 2016; (ii) Consolidated Statements of Operations for the Fiscal Years Ended July 2, 2017, July 3, 2016, and June 28, 2015; (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the Fiscal Years Ended July 2, 2017, July 3, 2016, and June 28, 2015; (iv) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended July 2, 2017, July 3, 2016, and June 28, 2015; (v) Consolidated Statements of Cash Flows for the Fiscal Years Ended July 2, 2017, July 3, 2016, and June 28, 2015; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II—Valuation and Qualifying Accounts.

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

Directors

JEFFREY R. HENNION (2)(5)	Former Executive Vice President, Chief Marketing and e-Commerce Officer of GNC Holdings, Inc., a specialty retailer of health and wellness products worldwide

JAMES E. HUMPHREY (2)(5)	Retired Chairman of Andersen Corporation, a window and door manufacturer

FRANK M. JAEHNERT (1)(4)	Retired President and Chief Executive Officer of Brady Corporation, a provider of identification solutions

PATRICIA L. KAMPLING (1)(3)(4)	Chairman, President and Chief Executive Officer of Alliant Energy Corporation, a regulated investor-owned public utility holding company

KEITH R. McLOUGHLIN (3)(5)	Retired President and Chief Executive Officer of AB Electrolux, a manufacturer of major home appliances

HENRIK C. SLIPSAGER (1)(5)	Retired President and Chief Executive Officer of ABM Industries, Inc., a provider of integrated facility solutions

CHARLES I. STORY (2)(3)(4)	President of ECS Group, Inc., an executive development company

TODD J. TESKE (3)	Chairman, President and Chief Executive Officer of Briggs & Stratton Corporation

BRIAN C. WALKER (2)(3)(4)	President and Chief Executive Officer, Herman Miller, Inc., a global provider of office furniture and services
Committees: (1) Audit, (2) Compensation, (3) Executive, (4) Finance, (5) Nominating and Governance.

Elected Officers

TODD J. TESKE	Chairman, President & Chief Executive Officer

HAROLD L. REDMAN	Senior Vice President & President – Turf & Consumer Products

WILLIAM H. REITMAN	Senior Vice President & President – Support

DAVID J. RODGERS	Senior Vice President & President – Engines & Power

MARK A. SCHWERTFEGER	Senior Vice President & Chief Financial Officer

KATHRYN M. BUONO	Vice President, General Counsel & Corporate Secretary

RANDALL R. CARPENTER	Vice President Corporate Marketing

DAVID G. DEBAETS	Vice President Operations – Engines & Power

ANDREA L. GOLVACH	Vice President & Treasurer
Note: For additional discussion related to elected officers and their titles, see Executive Officers of the Registrant section.

Appointed Vice Presidents & Subsidiary/Group Officers[1]

Corporate

JOHN R. GUY III	Vice President Support Operations

RACHELE M. LEHR	Vice President Human Resources

TODD H. MACKAY	Vice President Chief Information Officer

BRIAN R. OLSSON	Vice President Program Management

THOMAS H. RUGG	Vice President Corporate Development

LAURA A. TIMM	Vice President Communications and Public Affairs

TIMOTHY G. WILD	Vice President Supply Chain

JEFFREY M. ZEILER	Vice President Product Innovation

Engines Group

RANDALL E. BALLARD	Vice President Sales – Consumer and Commercial Turf Engines & Power

JEFFREY W. COAD	Vice President Marketing & Product Management – Engines & Power

DAVID A. FRANK	Vice President Sales – Commercial Engines & Power

STEPHEN J. LAVENDER	Vice President Engineering – Engines & Power

RICHARD R. ZECKMEISTER	Vice President Marketing – Engines & Power

Products Group

THOMAS M. BURKARD	Vice President Product Management – Commercial Turf & Lawn Care

BENJAMIN D. DUKE	Vice President & President – Job Site / Standby

DONALD W. KLENK	Vice President Operations – Turf & Consumer Products

ROBERT D. PJEVACH	Vice President Product Management – Turf & Consumer Products

PHILIP H. WENZEL	Vice President Commercial Turf

1Titles reflect current substantive roles and, in some cases, are indicative of upcoming title changes to be implemented by the Company.

SHAREHOLDER COMMUNICATIONS
Information is provided to shareholders on a regular basis to keep them informed of Briggs & Stratton’s activities and financial status. This information is available to any person interested in Briggs & Stratton. Address requests to Shareholder Relations at the Mailing Address listed for the Corporate Offices. A Shareholder Relations Hotline provides a no cost opportunity for shareholders to contact Briggs & Stratton other than for routine product inquiries. The Hotline number is 1-800-365-2759. For routine product inquiries, please contact Briggs & Stratton Customer Support at 1-800-743-4115.
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