Form 10-Q
period 2017-10-01
BRIGGS & STRATTON CORP
filed 2017-11-03
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
COMMON STOCK, par value $0.01 per share	42,862,436 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	October 1, 2017	July 2, 2017
CURRENT ASSETS:
Cash and Cash Equivalents	$57,057	$61,707
Accounts Receivable, Net	182,776	230,011
Inventories -
Finished Products	326,793	265,720
Work in Process	126,756	102,187
Raw Materials	6,796	6,972
Total Inventories	460,345	374,879
Prepaid Expenses and Other Current Assets	48,511	22,844
Total Current Assets	748,689	689,441
OTHER ASSETS:
Goodwill	161,997	161,649
Investments	47,568	51,677
Other Intangible Assets, Net	100,123	100,595
Long-Term Deferred Income Tax Asset	64,290	64,412
Other Long-Term Assets, Net	18,979	18,325
Total Other Assets	392,957	396,658
PLANT AND EQUIPMENT:
Cost	1,144,075	1,104,583
Less - Accumulated Depreciation	768,783	739,703
Total Plant and Equipment, Net	375,292	364,880
TOTAL ASSETS	$1,516,938	$1,450,979

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	October 1, 2017	July 2, 2017
CURRENT LIABILITIES:
Accounts Payable	$208,032	$193,677
Short-Term Debt	64,500	—
Accrued Liabilities	138,339	136,701
Total Current Liabilities	410,871	330,378
OTHER LIABILITIES:
Accrued Pension Cost	238,829	242,908
Accrued Employee Benefits	21,826	21,897
Accrued Postretirement Health Care Obligation	33,464	35,132
Accrued Warranty	13,969	14,468
Other Long-Term Liabilities	32,110	25,069
Long-Term Debt	221,901	221,793
Total Other Liabilities	562,099	561,267
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	72,073	73,562
Retained Earnings	1,085,899	1,107,033
Accumulated Other Comprehensive Loss	(293,910)	(300,026)
Treasury Stock at cost, 15,015 and 15,074 shares, respectively	(320,673)	(321,814)
Total Shareholders’ Investment	543,968	559,334
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,516,938	$1,450,979

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	October 1, 2017	October 2, 2016
NET SALES	$329,094	$286,797
COST OF GOODS SOLD	262,829	234,276
Gross Profit	66,265	52,521
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	86,713	72,063
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	3,613	3,228
Loss from Operations	(16,835)	(16,314)
INTEREST EXPENSE	(4,957)	(4,505)
OTHER INCOME, Net	718	457
Loss Before Income Taxes	(21,074)	(20,362)
CREDIT FOR INCOME TAXES	(6,036)	(6,214)
NET LOSS	$(15,038)	$(14,148)

EARNINGS (LOSS) PER SHARE
Basic	$(0.36)	$(0.34)
Diluted	(0.36)	(0.34)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,105	42,494
Diluted	42,105	42,494

DIVIDENDS PER SHARE	$0.14	$0.14

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	October 1, 2017	October 2, 2016
Net Loss	$(15,038)	$(14,148)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	3,928	1,601
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	(532)	(47)
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,720	2,560
Other Comprehensive Income	6,116	4,114
Total Comprehensive Loss	$(8,922)	$(10,034)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	October 1, 2017	October 2, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(15,038)	$(14,148)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	14,871	14,286
Stock Compensation Expense	2,306	1,248
Loss on Disposition of Plant and Equipment	1,103	113
Provision (Credit) for Deferred Income Taxes	(1,040)	3,498
Equity in Earnings of Unconsolidated Affiliates	(3,613)	(3,228)
Dividends Received from Unconsolidated Affiliates	3,231	3,043
Change in Operating Assets and Liabilities:
Accounts Receivable	52,608	29,422
Inventories	(84,958)	(84,733)
Other Current Assets	(8,817)	(2,234)
Accounts Payable, Accrued Liabilities and Income Taxes	14,138	(16,473)
Other, Net	(4,298)	(5,552)
Net Cash Used in Operating Activities	(29,507)	(74,758)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures (1)	(27,117)	(15,764)
Proceeds Received on Disposition of Plant and Equipment	374	52
Proceeds on Sale of Investment in Marketable Securities	—	3,343
Increase to Restricted Cash	(17,812)	—
Net Cash Used in Investing Activities	(44,555)	(12,369)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	64,500	50,175
Long Term Note Payable	7,685	—
Debt Issuance Costs	(1,154)	—
Treasury Stock Purchases	(2,105)	(8,654)
Payment of Acquisition Contingent Liability	—	(813)
Stock Option Exercise Proceeds and Tax Benefits	520	1,117
Payments Related to Shares Withheld for Taxes for Stock Compensation	(1,126)	(1,739)
Net Cash Provided by Financing Activities	68,320	40,086
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,092	162
NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,650)	(46,879)
CASH AND CASH EQUIVALENTS, Beginning	61,707	89,839
CASH AND CASH EQUIVALENTS, Ending	$57,057	$42,960
(1) Non-cash investing activity: The change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable is $3.4 million for the three months ended October 1, 2017 and is not material for the three months ended October 2, 2016.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective, on a retrospective basis, beginning fiscal year 2019. Early adoption is permitted. The Company is currently assessing the impact of this new accounting pronouncement on its consolidated statements of cash flows.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective beginning fiscal year 2019 under either full or modified retrospective adoption. The Company has begun its assessment of Topic 606 and has developed a comprehensive project plan that includes representatives from across the Company’s business. The project plan includes analyzing the standard’s impact on the Company’s various revenue streams, comparing its historical accounting policies and practices to the requirements of the new standard, and identifying potential differences from applying the requirements of the new standard to its contracts. The Company is in the process of identifying and implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under Topic 606. As of October 1, 2017, and subject to the potential effects of any new related ASUs issued by the FASB, as well as the Company’s ongoing evaluation of transactions and contracts, the Company does not anticipate that the adoption of this standard will have a material impact on the company’s consolidated financial statements. The Company anticipates adopting Topic 606 at the beginning of fiscal year 2019 using the modified retrospective approach.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended October 1, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(24,744)	$(76)	$(275,206)	$(300,026)
Other Comprehensive Income (Loss) Before Reclassification	3,928	(3,206)	—	722
Income Tax Benefit (Expense)	—	1,202	—	1,202
Net Other Comprehensive Income (Loss) Before Reclassifications	3,928	(2,004)	—	1,924
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	2,349	—	2,349
Realized (Gains) Losses - Commodity Contracts (1)	—	5	—	5
Realized (Gains) Losses - Interest Rate Swaps (1)	—	2	—	2
Amortization of Prior Service Costs (Credits) (2)	—	—	(314)	(314)
Amortization of Actuarial Losses (2)	—	—	4,665	4,665
Total Reclassifications Before Tax	—	2,356	4,351	6,707
Income Tax Expense (Benefit)	—	(884)	(1,631)	(2,515)
Net Reclassifications	—	1,472	2,720	4,192
Other Comprehensive Income (Loss)	3,928	(532)	2,720	6,116
Ending Balance	$(20,816)	$(608)	$(272,486)	$(293,910)
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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended
	October 1, 2017	October 2, 2016
Net Loss	$(15,038)	$(14,148)
Less: Allocation to Participating Securities	(151)	(112)
Net Loss Available to Common Shareholders	$(15,189)	$(14,260)
Average Shares of Common Stock Outstanding	42,105	42,494
Shares Used in Calculating Diluted Earnings (Loss) Per Share	42,105	42,494
Basic Earnings (Loss) Per Share	$(0.36)	$(0.34)
Diluted Earnings (Loss) Per Share	$(0.36)	$(0.34)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended
	October 1, 2017	October 2, 2016
Options to Purchase Shares of Common Stock (in thousands)	—	408
Weighted Average Exercise Price of Options Excluded	$—	$20.82

As a result of the Company incurring a net loss for the three months ended October 1, 2017 and October 2, 2016, potential incremental common shares of 955,161 and 695,455 respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of October 1, 2017, the total remaining authorization was approximately $28.4 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the three months ended October 1, 2017, the Company repurchased 99,281 shares on the open market at an average price of $21.20 per share, as compared to 443,384 shares purchased on the open market at an average price of $19.52 per share during the three months ended October 2, 2016.
5. Investments

Investments represent the Company’s investments in unconsolidated affiliated companies.
The Company concluded that its equity method investments are integral to its business. The equity method investments provide manufacturing and distribution functions, which are important parts of its operations. The Company classifies its equity in earnings of unconsolidated affiliates as a separate line item within Income from Operations.
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
6. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Components of Net Periodic Expense:
Service Cost	$1,501	$1,727	$43	$63
Interest Cost on Projected Benefit Obligation	10,774	10,846	595	594
Expected Return on Plan Assets	(15,474)	(16,118)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(359)	(663)
Actuarial Loss	3,795	4,202	870	737
Net Periodic Expense	$641	$702	$1,149	$731

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company expects to make benefit payments of $3.2 million attributable to its non-qualified pension plans during fiscal 2018. During the first three months of fiscal 2018, the Company made payments of approximately $0.9 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $9.7 million for its other postretirement benefit plans during fiscal 2018. During the first three months of fiscal 2018, the Company made payments of $2.4 million for its other postretirement benefit plans.

During the first three months of fiscal 2018, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2018 but the Company may choose to make discretionary contributions. The Company does anticipate making a voluntary contribution to the qualified pension plan of $20 million to $30 million in fiscal 2018. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
7. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $2.3 million for the three months ended October 1, 2017. For the three months ended October 2, 2016, stock based compensation expense was $1.2 million.

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

The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to third party financing sources, exclusive of lender spreads, ranging from 0.98% to 1.81% for a notional principal amount of $102.5 million with expiration dates ranging from May 2019 through September 2021.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company periodically enters into foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. Our primary foreign currency exposures are the Australian Dollar, the Brazilian Real, the Canadian Dollar, the Chinese Renminbi, the Euro, and the Japanese Yen against the U.S. Dollar. These contracts generally do not have a maturity of more than twenty-four months.

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

As of October 1, 2017 and July 2, 2017, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		October 1, 2017	July 2, 2017
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	102,500	95,000
Foreign Currency:
Australian Dollar	Sell	40,522	39,196
Brazilian Real	Buy	23,838	28,137
Canadian Dollar	Sell	15,175	14,725
Chinese Renminbi	Buy	102,800	74,950
Euro	Sell	38,495	31,240
Japanese Yen	Buy	807,050	570,000
Commodity:
Natural Gas (Therms)	Buy	11,236	11,307

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	October 1, 2017	July 2, 2017
Interest rate contracts
Other Long-Term Assets	$1,904	$1,852
Accrued Liabilities	—	(23)
Other Long-Term Liabilities	(16)	(39)
Foreign currency contracts
Other Current Assets	569	157
Other Long-Term Assets	32	31
Accrued Liabilities	(4,686)	(3,050)
Other Long-Term Liabilities	(62)	(68)
Commodity contracts
Other Current Assets	31	40
Other Long-Term Assets	22	1
Accrued Liabilities	(23)	(22)
Other Long-Term Liabilities	(4)	(11)
	$(2,233)	$(1,132)
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended October 1, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$61	Net Sales	$(2)	$—
Foreign currency contracts - sell	(476)	Net Sales	(1,720)	—
Foreign currency contracts - buy	(129)	Cost of Goods Sold	(629)	—
Commodity contracts	12	Cost of Goods Sold	(5)	—
	$(532)		$(2,356)	$—

	Three Months Ended October 2, 2016
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$364	Net Sales	$(232)	$—
Foreign currency contracts - sell	(126)	Net Sales	(306)	—
Foreign currency contracts - buy	(232)	Cost of Goods Sold	(18)	—
Commodity contracts	(53)	Cost of Goods Sold	(80)	—
	$(47)		$(636)	$—

During the next twelve months, the estimated net amount of losses on cash flow hedges as of October 1, 2017 expected to be reclassified out of AOCI into earnings is $2.0 million.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of October 1, 2017 and July 2, 2017 (in thousands):

		Fair Value Measurements Using
	October 1, 2017	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,558	$—	$2,558	$—
Liabilities:
Derivatives	$4,791	$—	$4,791	$—
	July 2, 2017	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,081	$—	$2,081	$—
Liabilities:
Derivatives	$3,213	$—	$3,213	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 14) at October 1, 2017 and July 2, 2017 was $246.1 million and $245.9 million, respectively, compared to the carrying value of $223.1 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 14) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at October 1, 2017 and July 2, 2017 due to the short-term nature of these instruments.

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

	Three Months Ended
	October 1, 2017	October 2, 2016
Beginning Balance	$43,108	$44,367
Payments	(7,715)	(8,196)
Provision for Current Year Warranties	4,895	4,600
Changes in Estimates	(675)	(415)
Ending Balance	$39,613	$40,356
11. Income Taxes
When calculating the income tax provision, the Company uses an estimate of the annual effective tax rate based upon information known at each interim period. The actual effective tax rate is adjusted each quarter based upon changes to the forecast as compared to the beginning of the fiscal year and each following interim period. The effective tax rate for the first quarter of fiscal 2018 was 28.6%, compared to 30.5% for the same period last year. The tax rates for the first quarters of fiscal 2018 and 2017 were primarily impacted by the federal research and development credit, losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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
In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings and related matters, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the likelihood of successful appeals. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of October 1, 2017.
Although it is not possible to predict with certainty the outcome of this and other unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

13. Segment Information

The Company aggregates operating segments that have similar economic characteristics, products, production processes, types or classes of customers and distribution methods into reportable segments. The Company concluded that it operates two reportable segments: Engines and Products. The Company uses “segment income (loss)” as the primary measure to evaluate operating performance and allocate capital resources for the Engines and Products Segments. For all periods presented, segment income (loss) is equal to income (loss) from operations. Summarized segment data is as follows (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
NET SALES:
Engines	$162,746	$154,498
Products	186,597	150,795
Inter-Segment Eliminations	(20,249)	(18,496)
Total*	$329,094	$286,797
* International sales included in net sales based on product shipment destination	$114,637	$109,887
GROSS PROFIT:
Engines	$31,219	$30,985
Products	35,707	22,951
Inter-Segment Eliminations	(661)	(1,415)
Total	$66,265	$52,521
SEGMENT INCOME (LOSS):
Engines	$(19,832)	$(11,654)
Products	3,658	(3,245)
Inter-Segment Eliminations	(661)	(1,415)
Total	$(16,835)	$(16,314)

Pre-tax business optimization charges included in gross profit were as follows (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
Engines	$425	$—
Products	768	—
Total	$1,193	$—

Pre-tax business optimization charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended
	October 1, 2017	October 2, 2016
Engines	$2,331	$—
Products	2,906	—
Total	$5,237	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

14. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	October 1, 2017	July 2, 2017
Multicurrency Credit Agreement	$64,500	$—
Total Short-Term Debt	$64,500	$—

Note Payable (NMTC transaction)	$7,685	$—
Unamortized Debt Issuance Costs associated with Note Payable	1,133	—
	$6,552	$—

6.875% Senior Notes	$223,149	$223,149
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	1,248	1,356
	$221,901	$221,793

Total Long-Term Debt	$228,453	$221,793

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of October 1, 2017, $64.5 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 2, 2017. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

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

On August 16, 2017, the Company entered into a financing transaction with SunTrust Community Capital, LLC (“SunTrust”) related to the Company's business optimization program under the New Markets Tax Credit (“NMTC”) program. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) and is intended to induce capital investment in qualified low-income communities. The Act permits taxpayers to claim credits against their Federal income taxes for qualified investments in the equity of community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).

In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

use on the project. Restricted cash of $17.8 million held by the Company at October 1, 2017 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

This financing also includes a put/call provision that can be exercised beginning in August 2024 whereby the Company may be obligated or entitled to repurchase SunTrust’s interest in the investment fund for a de minimis amount.

The Company has determined that the financing arrangement is a variable interest entity (“VIE”) and has consolidated the VIE in accordance with the accounting standard for consolidation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges and goodwill impairment charges for the three months ended fiscal September 2018 and 2017 (in thousands, except per share data):

	Three Months Ended Fiscal September
	2018 Reported	Adjustments(1)	2018 Adjusted(2)	2017 Reported	Adjustments	2017 Adjusted(2)
Gross Profit:
Engines	$31,219	$425	$31,644	$30,985	$—	$30,985
Products	35,707	768	36,475	22,951	—	22,951
Inter-Segment Eliminations	(661)	—	(661)	(1,415)	—	(1,415)
Total	$66,265	$1,193	$67,458	$52,521	$—	$52,521

Engineering, Selling, General and Administrative Expenses:
Engines	$53,333	$1,906	$51,427	$44,455	$—	$44,455
Products	33,380	2,138	31,242	27,608	—	27,608
Total	$86,713	$4,044	$82,669	$72,063	$—	$72,063

Segment Income (Loss):
Engines	$(19,832)	$2,331	$(17,501)	$(11,654)	$—	$(11,654)
Products	3,658	2,906	6,564	(3,245)	—	(3,245)
Inter-Segment Eliminations	(661)	—	(661)	(1,415)	—	(1,415)
Total	$(16,835)	$5,237	$(11,598)	$(16,314)	$—	$(16,314)

Income (Loss) Before Income Taxes	(21,074)	5,237	(15,837)	(20,362)	—	(20,362)
Provision (Credit) for Income Taxes	(6,036)	1,509	(4,527)	(6,214)	—	(6,214)
Net Income (Loss)	$(15,038)	$3,728	$(11,310)	$(14,148)	$—	$(14,148)

Earnings (Loss) Per Share
Basic	$(0.36)	$0.09	$(0.27)	$(0.34)	$—	$(0.34)
Diluted	(0.36)	0.09	(0.27)	(0.34)	—	(0.34)
(1) For the first quarter of fiscal 2018, business optimization expenses include $2,249 ($1,697 after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $2,988 ($2,032 after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. See below for discussion related to the previously announced business optimization program.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that business optimization charges have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.

NET SALES

Consolidated net sales for the first quarter of fiscal 2018 were $329 million, an increase of $42 million, or 14.8%, from the first quarter of fiscal 2017.

Engines Segment net sales in the first quarter of fiscal 2018 increased $8 million or 5.3% from the prior year. Engine sales unit volumes increased by 8%, or approximately 78,000 engines, in the first quarter of fiscal 2018 compared to the same period last year. The increase was primarily due to higher sales to international customers who accelerated a portion of their orders into the first fiscal quarter as well as higher commercial engine sales. Partially offsetting the increase were lower sales of service parts to the company’s service distribution venture as part of its planned seasonal inventory reduction initiative.

Products Segment net sales in the first quarter of fiscal 2018 increased $36 million, or 23.7%, from the prior year. Net sales increased primarily due to higher sales of generators from hurricane activity as well as higher shipments of commercial job site products. In the first quarter of fiscal 2018, Hurricanes Harvey, Irma, and Maria made landfall compared to no landed hurricanes in the same period last year.

GROSS PROFIT

The consolidated gross profit percentage was 20.1% in the first quarter of fiscal 2018, an increase from 18.3% in the same period last year. Adjusted gross profit percentage was 20.5% in the first quarter this year. The prior year gross profit percentage did not have any adjustments.

The Engines Segment gross profit percentage was 19.2% in the first quarter of fiscal 2018, a decrease of 90 basis points from 20.1% in the first quarter of fiscal 2017. Adjusted gross profit percentage decreased 70 basis points due to unfavorable sales mix and slightly higher material costs, partially offset by manufacturing efficiency improvements. Production volume decreased by 1% compared to last year.

The Products Segment gross profit percentage was 19.1% for the first quarter of fiscal 2018, up from 15.2% in the first quarter of fiscal 2017. Adjusted gross profit percentage was 19.5% in the first quarter this year. Adjusted gross profit percentage (which only included adjustments in the current year) increased 430 basis points, primarily due to the contribution margin from hurricane-related sales and favorable sales mix.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $86.7 million in the first quarter of fiscal 2018, an increase of $14.7 million or 20.3% from the first quarter of fiscal 2017.

The Engines Segment engineering, selling, general and administrative expenses for the first quarter of fiscal 2018 increased $8.9 million compared to the first quarter of fiscal 2017. Adjusted Engines Segment engineering, selling, general and administrative expenses increased $7.0 million primarily due to higher employee compensation costs, the investment in the upgrade to the company’s ERP system and accelerated pacing of new product development project work.

The Products Segment engineering, selling, general and administrative expenses were $33.4 million for the first quarter of fiscal 2018, an increase of $5.8 million from the first quarter of fiscal 2017. Adjusted Products Segment engineering, selling, general and administrative expenses increased $3.6 million due to higher compensation costs and higher costs associated with investments to upgrade the company’s ERP system and growing commercial offerings.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE

Interest expense for the first three months of fiscal 2018 was $0.5 million higher than the same period last year.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of fiscal 2018 was 28.6%, compared to 30.5% for the same period last year. The tax rates for the first quarters of fiscal 2018 and 2017 were primarily impacted by the federal research and development credit, losses incurred at certain foreign subsidiaries for which the Company does not receive tax benefits and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate.

BUSINESS OPTIMIZATION PROGRAM

The Company successfully launched its previously announced business optimization program in the first quarter of fiscal 2018. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, and expanding Ferris commercial mower production capacity in a new, modern facility which is located close to the current manufacturing facility in New York.

Production of Vanguard engines in the Company’s U.S. plants is expected to be phased in beginning in late fiscal 2018 through the middle of fiscal 2019. Currently, the majority of Vanguard engines are sourced from overseas. Production of Ferris commercial mowers is expected to begin in the new facility in the latter half of fiscal 2018, and the exit from the existing plant and remote warehouse is planned for fiscal 2019. The business optimization program also includes the project costs for the integration and go-live efforts associated with the Company’s ERP upgrade and the anticipated operational excellence efficiency improvements. The go-live for the ERP upgrade is expected towards the end of fiscal 2018, subsequent to the peak seasonal shipment period.

For the first quarter of fiscal 2018, the Company recorded business optimization charges of $5.2 million ($3.7 million after tax or $0.09 per diluted share). Total pre-tax expenses related to the business optimization program are expected to be approximately $50 million to $55 million, of which $24 million to $28 million is expected be recognized in fiscal 2018. The business optimization program is projected to generate $30 million to $35 million of annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates the annual savings will ramp up beginning in fiscal 2019 and be achieved over a three-year period.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first three months of fiscal 2018 were $29.5 million compared to $74.8 million in the first three months of fiscal 2017. The decrease in cash used in operating activities was primarily related to changes in working capital, including greater collections of accounts receivable due to timing of sales and customer payments, as well as higher accounts payable due to timing.

Cash flows used in investing activities were $44.6 million and $12.4 million during the first three months of fiscal 2018 and fiscal 2017, respectively. The $32.2 million increase in cash used in investing activities was primarily related to an increase in restricted cash of $17.8 million associated with the New Markets Tax Credit (NMTC) transaction, which occurred in fiscal 2018, and a $11.4 million increase for capital expenditures year over year.

Cash flows provided by financing activities were $68.3 million and $40.1 million during the first three months of fiscal 2018 and 2017, respectively. The $28.2 million increase in cash provided by financing activities was attributable to $64.5 million of borrowings under the Revolver in the first three months of fiscal 2018 compared to $50.2 million of borrowings in fiscal 2017, and a $7.7 million long term note payable associated with the NMTC transaction, which occurred in the first quarter of fiscal 2018.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of October 1, 2017, $64.5 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 2, 2017. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of October 1, 2017, the total remaining authorization was approximately $28.4 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the three months ended October 1, 2017, the Company repurchased 99,281 shares on the open market at an average price of $21.20 per share, as compared to 443,384 shares purchased on the open market at an average price of $19.52 per share during the three months ended October 2, 2016.

The Company expects capital expenditures to be approximately $80 million to $90 million in fiscal 2018. These anticipated expenditures reflect the Company's business optimization program as well as continuing to reinvest in efficient equipment and innovative new products.

During the first three months of fiscal 2018, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2018 but the Company may choose to make discretionary contributions. The Company does anticipate making a voluntary contribution to the qualified pension plan of $20 million to $30 million in fiscal 2018. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of October 1, 2017, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2018.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 29, 2017 filing of the Company’s Annual Report on Form 10-K.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 29, 2017 filing of the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 29, 2017 filing of its Annual Report on Form 10-K. As discussed in its annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since the August 29, 2017 filing of the Company’s Annual Report on Form 10-K.

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
ITEM 1A. RISK FACTORS
There have been no material changes since the August 29, 2017 filing of the Company’s Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended October 1, 2017.

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b)
July 3, 2017 to July 30, 2017	10,242	$23.95	9,550	$30,291,044
July 31, 2017 to August 27, 2017	47,687	20.61	12,120	30,041,240
August 28, 2017 to October 1, 2017	77,611	20.96	77,611	28,414,630
Total First Quarter	135,540	$21.20	99,281	$28,414,630
(a) During the three months ended October 1, 2017, the Company repurchased 36,259 shares that were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. These shares were not included in the authorized share repurchase program.
(b) On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Summary of Director Compensation, effective January 1, 2018 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	November 3, 2017	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer