Form 10-Q
period 2017-12-31
BRIGGS & STRATTON CORP
filed 2018-02-05
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2018
COMMON STOCK, par value $0.01 per share	42,911,786 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	December 31, 2017	July 2, 2017
CURRENT ASSETS:
Cash and Cash Equivalents	$66,366	$61,707
Accounts Receivable, Net	201,253	230,011
Inventories -
Finished Products	372,236	265,720
Work in Process	122,371	102,187
Raw Materials	6,924	6,972
Total Inventories	501,531	374,879
Prepaid Expenses and Other Current Assets	37,901	22,844
Total Current Assets	807,051	689,441
OTHER ASSETS:
Goodwill	164,312	161,649
Investments	47,626	51,677
Other Intangible Assets, Net	98,895	100,595
Long-Term Deferred Income Tax Asset	43,882	64,412
Other Long-Term Assets, Net	19,870	18,325
Total Other Assets	374,585	396,658
PLANT AND EQUIPMENT:
Cost	1,140,232	1,104,583
Less - Accumulated Depreciation	754,654	739,703
Total Plant and Equipment, Net	385,578	364,880
TOTAL ASSETS	$1,567,214	$1,450,979

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 31, 2017	July 2, 2017
CURRENT LIABILITIES:
Accounts Payable	$208,307	$193,677
Short-Term Debt	128,647	—
Accrued Liabilities	142,785	136,701
Total Current Liabilities	479,739	330,378
OTHER LIABILITIES:
Accrued Pension Cost	232,769	242,908
Accrued Employee Benefits	21,664	21,897
Accrued Postretirement Health Care Obligation	31,361	35,132
Accrued Warranty	14,372	14,468
Other Long-Term Liabilities	37,092	25,069
Long-Term Debt	222,008	221,793
Total Other Liabilities	559,266	561,267
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	73,635	73,562
Retained Earnings	1,063,501	1,107,033
Accumulated Other Comprehensive Loss	(290,254)	(300,026)
Treasury Stock at cost, 14,942 and 15,047 shares, respectively	(319,252)	(321,814)
Total Shareholders’ Investment	528,209	559,334
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,567,214	$1,450,979

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
NET SALES	$446,436	$428,236	$775,531	$715,034
COST OF GOODS SOLD	353,570	332,830	616,400	567,106
Gross Profit	92,866	95,406	159,131	147,928
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	77,891	73,032	164,605	145,095
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	2,113	3,011	5,726	6,239
Income from Operations	17,088	25,385	252	9,072
INTEREST EXPENSE	(5,593)	(5,133)	(10,550)	(9,638)
OTHER INCOME, Net	685	381	1,403	836
Income (Loss) Before Income Taxes	12,180	20,633	(8,895)	270
PROVISION (CREDIT) FOR INCOME TAXES	28,524	5,382	22,488	(833)
NET INCOME (LOSS)	$(16,344)	$15,251	$(31,383)	$1,103

EARNINGS (LOSS) PER SHARE
Basic	$(0.39)	$0.35	$(0.75)	$0.02
Diluted	(0.39)	0.35	(0.75)	0.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,154	42,081	42,130	42,287
Diluted	42,154	42,142	42,130	42,337

DIVIDENDS PER SHARE	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net Income (Loss)	$(16,344)	$15,251	$(31,383)	$1,103
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(681)	(8,051)	3,247	(6,450)
Unrealized Gain on Derivative Instruments, Net of Tax	1,579	2,815	1,047	2,768
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,758	2,620	5,478	5,180
Other Comprehensive Income (Loss)	3,656	(2,616)	9,772	1,498
Total Comprehensive Income (Loss)	$(12,688)	$12,635	$(21,611)	$2,601

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31, 2017	January 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(31,383)	$1,103
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	28,524	28,156
Stock Compensation Expense	3,869	2,826
Loss on Disposition of Plant and Equipment	1,553	331
Provision for Deferred Income Taxes	18,427	4,315
Equity in Earnings of Unconsolidated Affiliates	(6,948)	(6,239)
Dividends Received from Unconsolidated Affiliates	9,810	8,186
Change in Operating Assets and Liabilities:
Accounts Receivable	29,900	(36,077)
Inventories	(126,075)	(99,787)
Other Current Assets	(3,402)	1,203
Accounts Payable, Accrued Liabilities and Income Taxes	16,808	(23,350)
Other, Net	(5,944)	(7,240)
Net Cash Used in Operating Activities	(64,861)	(126,573)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(45,597)	(31,163)
Proceeds Received on Disposition of Plant and Equipment	686	1,009
Cash Paid for Acquisition, Net of Cash Acquired	(1,800)	—
Proceeds on Sale of Investment in Marketable Securities	—	3,343
Increase to Restricted Cash	(12,704)	—
Net Cash Used in Investing Activities	(59,415)	(26,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	128,648	132,100
Long Term Note Payable	7,685	—
Debt Issuance Costs	(1,154)	—
Treasury Stock Purchases	(3,128)	(15,153)
Payment of Acquisition Contingent Liability	—	(813)
Stock Option Exercise Proceeds and Tax Benefits	2,939	4,243
Cash Dividends Paid	(5,998)	(6,039)
Payments Related to Shares Withheld for Taxes for Stock Compensation	(1,147)	(1,739)
Net Cash Provided by Financing Activities	127,845	112,599
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,090	(1,727)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,659	(42,512)
CASH AND CASH EQUIVALENTS, Beginning	61,707	89,839
CASH AND CASH EQUIVALENTS, Ending	$66,366	$47,327

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 31, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(20,816)	$(608)	$(272,486)	$(293,910)
Other Comprehensive Income (Loss) Before Reclassification	(681)	1,471	—	790
Income Tax Benefit (Expense)	—	(551)	—	(551)
Net Other Comprehensive Income (Loss) Before Reclassifications	(681)	920	—	239
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	1,047	—	1,047
Realized (Gains) Losses - Commodity Contracts (1)	—	27	—	27
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(19)	—	(19)
Amortization of Prior Service Costs (Credits) (2)	—	—	(314)	(314)
Amortization of Actuarial Losses (2)	—	—	4,727	4,727
Total Reclassifications Before Tax	—	1,055	4,413	5,468
Income Tax Expense (Benefit)	—	(396)	(1,655)	(2,051)
Net Reclassifications	—	659	2,758	3,417
Other Comprehensive Income (Loss)	(681)	1,579	2,758	3,656
Ending Balance	$(21,497)	$971	$(269,728)	$(290,254)
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

	Six Months Ended December 31, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(24,744)	$(76)	$(275,206)	$(300,026)
Other Comprehensive Income (Loss) Before Reclassification	3,247	(755)	—	2,492
Income Tax Benefit (Expense)	—	283	—	283
Net Other Comprehensive Income (Loss) Before Reclassifications	3,247	(472)	—	2,775
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	2,416	—	2,416
Realized (Gains) Losses - Commodity Contracts (1)	—	32	—	32
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(17)	—	(17)
Amortization of Prior Service Costs (Credits) (2)	—	—	(627)	(627)
Amortization of Actuarial Losses (2)	—	—	9,392	9,392
Total Reclassifications Before Tax	—	2,431	8,765	11,196
Income Tax Expense (Benefit)	—	(912)	(3,287)	(4,199)
Net Reclassifications	—	1,519	5,478	6,997
Other Comprehensive Income (Loss)	3,247	1,047	5,478	9,772
Ending Balance	$(21,497)	$971	$(269,728)	$(290,254)
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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net Income (Loss)	$(16,344)	$15,251	$(31,383)	$1,103
Less: Allocation to Participating Securities	(150)	(332)	(301)	(225)
Net Income (Loss) Available to Common Shareholders	$(16,494)	$14,919	$(31,684)	$878
Average Shares of Common Stock Outstanding	42,154	42,081	42,130	42,287
Shares Used in Calculating Diluted Earnings (Loss) Per Share	42,154	42,142	42,130	42,337
Basic Earnings (Loss) Per Share	$(0.39)	$0.35	$(0.75)	$0.02
Diluted Earnings (Loss) Per Share	$(0.39)	$0.35	$(0.75)	$0.02

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Options to Purchase Shares of Common Stock (in thousands)	—	408	—	408
Weighted Average Exercise Price of Options Excluded	$—	$20.82	$—	$20.82

As a result of the Company incurring a net loss for the three and six months ended December 31, 2017, potential incremental common shares of 1,166,615 and 1,044,604, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of December 31, 2017, the total remaining authorization was approximately $27.4 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the six months ended December 31, 2017, the Company repurchased 141,195 shares on the open market at an average price of $22.16 per share, as compared to 787,343 shares purchased on the open market at an average price of $19.25 per share during the six months ended January 1, 2017.
5. Investments

Investments represent the Company’s investments in unconsolidated affiliated companies.

Financial information of the unconsolidated affiliated companies is accounted for by the equity method, generally on a lag of one month or less. The following table sets forth the unaudited results of operations of unconsolidated affiliated companies for the three and six months ended December 31, 2017 and January 1, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Results of Operations:
Sales	$75,579	$74,487	$156,426	$150,748
Cost of Goods Sold	57,699	55,097	119,681	113,408
Gross Profit	$17,880	$19,390	$36,745	$37,340
Net Income	$4,881	$5,541	$9,897	$8,940

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table sets forth the unaudited balance sheets of unconsolidated affiliated companies as of December 31, 2017 and July 2, 2017 (in thousands):

	December 31, 2017	July 2, 2017
Financial Position:
Assets:
Current Assets	$127,524	$157,117
Noncurrent Assets	50,004	54,748
	177,528	211,865
Liabilities:
Current Liabilities	$39,469	$61,346
Noncurrent Liabilities	22,714	25,399
	62,183	86,745
Equity	$115,345	$125,120
The Company concluded that its equity method investments are integral to its business. The equity method investments provide manufacturing and distribution functions, which are important parts of its operations. Net sales to equity method investees were approximately $37.0 million and $50.0 million for the six months ended December 31, 2017 and January 1, 2017, respectively. Purchases of finished products from equity method investees were approximately $57.3 million and $54.1 million million for the six months ended December 31, 2017 and January 1, 2017, respectively.
6. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Components of Net Periodic (Income) Expense:
Service Cost (Credit)	$(300)	$1,652	$25	$32
Interest Cost on Projected Benefit Obligation	10,760	10,832	591	597
Expected Return on Plan Assets	(15,482)	(16,095)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(359)	(663)
Actuarial Loss	3,871	4,276	856	661
Net Periodic (Income) Expense	$(1,106)	$710	$1,113	$627

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Components of Net Periodic (Income) Expense:
Service Cost	$1,201	$3,379	$67	$95
Interest Cost on Projected Benefit Obligation	21,534	21,678	1,186	1,191
Expected Return on Plan Assets	(30,956)	(32,213)	—	—
Amortization of:
Prior Service Cost (Credit)	90	90	(717)	(1,327)
Actuarial Loss	7,666	8,479	1,726	1,398
Net Periodic (Income) Expense	$(465)	$1,413	$2,262	$1,357

The Company expects to make benefit payments of $3.3 million attributable to its non-qualified pension plans for the full year of fiscal 2018. During the first six months of fiscal 2018, the Company made payments of approximately $1.9 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $10.1 million for its other postretirement benefit plans for the full year of fiscal 2018. During the first six months of fiscal 2018, the Company made payments of $5.2 million for its other postretirement benefit plans.

During the first six months of fiscal 2018, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2018 but the Company may choose to make discretionary contributions. The Company does anticipate making a voluntary contribution to the qualified pension plan of up to $50 million in fiscal 2018. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
7. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.6 million and $3.9 million for the three and six months ended December 31, 2017. For the three and six months ended January 1, 2017, stock based compensation expense was $1.6 million and $2.8 million, respectively.

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

The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to third party financing sources, exclusive of lender spreads, ranging from 0.98% to 2.00% for a notional principal amount of $110.0 million with expiration dates ranging from May 2019 through December 2021.

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

As of December 31, 2017 and July 2, 2017, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		December 31, 2017	July 2, 2017
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	110,000	95,000
Foreign Currency:
Australian Dollar	Sell	41,388	39,196
Brazilian Real	Buy	20,437	28,137
Canadian Dollar	Sell	15,840	14,725
Chinese Renminbi	Buy	107,410	74,950
Euro	Sell	46,407	31,240
Japanese Yen	Buy	935,850	570,000
Commodity:
Natural Gas (Therms)	Buy	9,498	11,307

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	December 31, 2017	July 2, 2017
Interest rate contracts
Other Long-Term Assets	$2,659	$1,852
Accrued Liabilities	—	(23)
Other Long-Term Liabilities	—	(39)
Foreign currency contracts
Other Current Assets	822	157
Other Long-Term Assets	22	31
Accrued Liabilities	(3,680)	(3,050)
Other Long-Term Liabilities	(273)	(68)
Commodity contracts
Other Current Assets	—	40
Other Long-Term Assets	—	1
Accrued Liabilities	(105)	(22)
Other Long-Term Liabilities	(24)	(11)
	$(579)	$(1,132)
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$482	Net Sales	$19	$—
Foreign currency contracts - sell	592	Net Sales	(840)	—
Foreign currency contracts - buy	601	Cost of Goods Sold	(207)	—
Commodity contracts	(96)	Cost of Goods Sold	(27)	—
	$1,579		$(1,055)	$—

	Three Months Ended January 1, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,565	Net Sales	$(217)	$—
Foreign currency contracts - sell	2,079	Net Sales	706	—
Foreign currency contracts - buy	(1,169)	Cost of Goods Sold	(724)	—
Commodity contracts	340	Cost of Goods Sold	(120)	—
	$2,815		$(355)	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Six Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$544	Net Sales	$17	$—
Foreign currency contracts - sell	116	Net Sales	(1,674)	—
Foreign currency contracts - buy	472	Cost of Goods Sold	(742)	—
Commodity contracts	(85)	Cost of Goods Sold	(32)	—
	$1,047		$(2,431)	$—

	Six Months Ended January 1, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,929	Net Sales	$(449)	$—
Foreign currency contracts - sell	1,953	Net Sales	400	—
Foreign currency contracts - buy	(1,401)	Cost of Goods Sold	(347)	—
Commodity contracts	287	Cost of Goods Sold	(200)	—
	$2,768		$(596)	$—

During the next twelve months, the estimated net amount of losses on cash flow hedges as of December 31, 2017 expected to be reclassified out of AOCI into earnings is $0.9 million.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and July 2, 2017 (in thousands):

		Fair Value Measurements Using
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Derivatives	$3,503	$—	$3,503	$—
Liabilities:
Derivatives	$4,082	$—	$4,082	$—
	July 2, 2017	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,081	$—	$2,081	$—
Liabilities:
Derivatives	$3,213	$—	$3,213	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 14) at December 31, 2017 and July 2, 2017 was $245.4 million and $245.9 million, respectively, compared to the carrying value of $223.1 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 14) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at December 31, 2017 and July 2, 2017 due to the short-term nature of these instruments.
10. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Products at the time of sale. The general warranty period begins at the time of sale and typically covers two years, but may vary due, in general, to product type and geographic location. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Six Months Ended
	December 31, 2017	January 1, 2017
Beginning Balance	$43,108	$44,367
Payments	(13,587)	(14,754)
Provision for Current Year Warranties	10,313	10,569
Changes in Estimates	509	(625)
Ending Balance	$40,343	$39,557
11. Income Taxes

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

On December 22, 2017, the U.S. government enacted significant tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will impact the Company’s financial statements, including but not limited to a permanent decrease in the corporate federal statutory income tax rate and a one-time charge from the inclusion of foreign earnings that the Company can elect to pay over eight years.
The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with the Company’s initial analysis of the impact of the Tax Act, a discrete tax expense of approximately $24.9 million has been recorded in the period ending December 31, 2017. This amount consists of an expense resulting from the re-measurement of deferred tax assets and liabilities for the corporate tax rate reduction of approximately $18.7 million and an expense related to the inclusion of foreign earnings of approximately $6.2 million. The Company has not completed its accounting for the income tax effects of certain elements of the Tax Act; however, reasonable estimates were made in order to record provisional adjustments for areas where analysis is not yet complete. The tax expense of approximately $18.7 million related to the re-measurement of the Company’s deferred tax assets and liabilities from the enacted corporate tax rate reduction may be affected by other analyses related to the Tax Act, including but not limited to the transition tax, expenditures that qualify for immediate expensing and the state tax effect of adjustments made to federal temporary differences. Additionally, in calculating the approximate tax expense of $6.2 million related to the inclusion of foreign earnings, the Company is required to determine various components including the amount of accumulated and current earnings and profits of its foreign subsidiaries, the amount of foreign income taxes paid on these earnings, and the cash and equivalents held by its foreign subsidiaries at various prescribed measurement dates. The Company has made a reasonable estimate of this expense and will continue to gather additional information to more precisely compute the expense. The Company is also in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of December 31, 2017, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. The Company removed its permanent reinvestment assertion on approximately $25 million of its foreign earnings, recorded the estimated tax impact in its financial statements, and continues to evaluate its cash needs and strategic opportunities to repatriate cash.
The Company was able to make a reasonable estimate of the tax effects of the repatriation of those earnings, and the provisional estimate has been recorded in the financial statements including withholding taxes and currency gain on previously taxed earnings. The Company will continue to gather additional information to more precisely compute the tax impact.
For the remainder of its foreign earnings, approximately $95 million, the Company has yet to determine whether it intends to change its prior assertion and repatriate earnings. Accordingly, deferred taxes attributable to its investments in its foreign subsidiaries have not yet been recorded. The tax effects of any change in the Company’s prior assertion will be recorded in the period that analysis is completed and a reasonable estimate is able to be calculated, and any unrecognized deferred tax liability for temporary differences related to our foreign investments will be disclosed if practicable.
When calculating the income tax provision, the Company uses an estimate of the annual effective tax rate based upon information known at each interim period. The actual effective tax rate is adjusted each quarter based upon changes to the forecast as compared to the beginning of the fiscal year and each following interim period.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effective tax rate for the second quarter of fiscal 2018 was 234.2%, compared to 26.1% for the same period last year. The effective tax rate for the first six months of fiscal 2018 was (252.8)%, compared to (307.6)% for the same period of fiscal 2017. The Company’s fiscal year 2018 tax rates reflect the estimated impact of the Tax Act, including the aforementioned cost of approximately $18.7 million resulting from the re-measurement of the Company’s deferred tax assets and liabilities as of the second quarter of fiscal 2018 and tax expense related to the inclusion of foreign earnings of approximately $6.2 million. Also as a result of the Tax Act, the Company will be subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and a U.S. federal statutory corporate income tax rate of 21% in future fiscal years.

The effective tax rates for the second quarter and first six months of fiscal 2017 were primarily driven by the reversal of previously recorded reserves as the result of the effective settlement of the Company’s IRS audit for its fiscal years 2010 and 2013 consolidated income tax returns in the amount of approximately $3.9 million and the establishment of a valuation allowance against the deferred tax assets of the Company’s Brazilian subsidiary in the amount of approximately $2.7 million.
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

Following briefing of the appeal and prior to oral argument, the United States Supreme Court overturned the SCA decision, ruling that laches is not available in a patent infringement case for damages. That ruling eliminated laches as one basis for BSPPG’s appeal of the Exmark case. The appellate court held a hearing on the remainder of BSPPG’s

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

appeal on April 5, 2017 and issued its decision on January 12, 2018. The appellate court found that the district court erred in granting summary judgment concerning the patent’s validity and remanded that issue to the district court for reconsideration. The appellate court also vacated the jury’s damages award and the district court’s award of enhanced damages, remanding the case to the district court for a new trial on damages and reconsideration on willfulness. The appellate court affirmed the district court rulings in all other respects.
In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings and related matters, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the decision of the appellate court. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of December 31, 2017.
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

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
NET SALES:
Engines	$243,505	$260,737	$406,252	$415,235
Products	222,080	190,701	408,676	341,497
Inter-Segment Eliminations	(19,149)	(23,202)	(39,397)	(41,698)
Total*	$446,436	$428,236	$775,531	$715,034
* International sales included in net sales based on product shipment destination	$157,248	$158,727	$271,885	$268,614
GROSS PROFIT:
Engines	$55,429	$61,573	$86,648	$92,559
Products	37,090	33,178	72,797	56,129
Inter-Segment Eliminations	347	655	(314)	(760)
Total	$92,866	$95,406	$159,131	$147,928
SEGMENT INCOME (LOSS):
Engines	$8,421	$17,922	$(11,437)	$6,269
Products	8,320	6,808	12,003	3,563
Inter-Segment Eliminations	347	655	(314)	(760)
Total	$17,088	$25,385	$252	$9,072

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax business optimization charges included in gross profit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Engines	$703	$—	$1,128	$—
Products	754	—	1,522	—
Total	$1,457	$—	$2,650	$—

Pre-tax business optimization charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Engines	$2,016	$—	$4,347	$—
Products	1,044	—	3,950	—
Total	$3,060	$—	$8,297	$—
14. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	December 31, 2017	July 2, 2017
Multicurrency Credit Agreement	$128,647	$—
Total Short-Term Debt	$128,647	$—

Note Payable (NMTC transaction)	$7,685	$—
Unamortized Debt Issuance Costs associated with Note Payable	1,091	—
	$6,594	$—

6.875% Senior Notes	$223,149	$223,149
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	1,141	1,356
	$222,008	$221,793
Total Long-Term Debt	$228,602	$221,793

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2016, the Company repurchased $1.9 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of December 31, 2017, $128.6 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 2, 2017. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for use on the project. Restricted cash of $12.7 million held by the Company at December 31, 2017 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, goodwill impairment charges, and one-time charges as a result of the implementation of the Tax Cuts and Jobs Act of 2017 for the three months ended fiscal December 2018 and 2017 (in thousands, except per share data):

	Three Months Ended Fiscal December
	2018 Reported	Adjustments(1)	2018 Adjusted(2)	2017 Reported	Adjustments	2017 Adjusted(2)
Gross Profit:
Engines	$55,429	$703	$56,132	$61,573	$—	$61,573
Products	37,090	754	37,844	33,178	—	33,178
Inter-Segment Eliminations	347	—	347	655	—	655
Total	$92,866	$1,457	$94,323	$95,406	$—	$95,406

Engineering, Selling, General and Administrative Expenses:
Engines	$48,167	$90	$48,077	$45,706	$—	$45,706
Products	29,724	290	29,434	27,326	—	27,326
Total	$77,891	$380	$77,511	$73,032	$—	$73,032

Equity in Earnings of Unconsolidated Affiliates
Engines	$1,159	$1,223	$2,382	$2,055	$—	$2,055
Products	954	—	954	956	—	956
Total	$2,113	$1,223	$3,336	$3,011	$—	$3,011

Segment Income (Loss):
Engines	$8,421	$2,016	$10,437	$17,922	$—	$17,922
Products	8,320	1,044	9,364	6,808	—	6,808
Inter-Segment Eliminations	347	—	347	655	—	655
Total	$17,088	$3,060	$20,148	$25,385	$—	$25,385

Income (Loss) Before Income Taxes	12,180	3,060	15,240	20,633	—	20,633
Provision (Credit) for Income Taxes	28,524	(24,010)	4,514	5,382	—	5,382
Net Income (Loss)	$(16,344)	$27,070	$10,726	$15,251	$—	$15,251

Earnings (Loss) Per Share
Basic	$(0.39)	$0.64	$0.25	$0.35	$—	$0.35
Diluted	(0.39)	0.64	0.25	0.35	—	0.35
(1) For the second quarter of fiscal 2018, business optimization expenses include $0.8 million ($0.5 million after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $2.3 million ($1.6 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. See below for discussion related to the previously announced business optimization program. Tax expense also includes a $24.9 million charge associated with the Tax Cuts and Jobs Act of 2017 comprised of $18.7 million to remeasure deferred tax assets and liabilities and $6.2 million to record a transition tax on accumulated foreign earnings.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that business optimization charges and certain other items have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the second quarter of fiscal 2018 were $446.4 million, an increase of $18.2 million, or 4.3%, from the second quarter of fiscal 2017.

Engines Segment net sales in the second quarter of fiscal 2018 decreased $17 million or 6.6% from the prior year. Engine sales unit volumes decreased by 10%, or approximately 180,000 engines, in the second quarter of fiscal 2018 compared to the same period last year. The decrease was primarily due to an acceleration of international sales into the first quarter of fiscal 2018, as well as management's anticipation that domestic customers will produce closer to the lawn and garden season this year. Sales of service parts to the company’s service distribution venture were also lower this year due to a planned seasonal inventory reduction initiative. Partially offsetting the sales decline were increased sales of commercial engines.

Products Segment net sales in the second quarter of fiscal 2018 increased $31 million, or 16.5%, from the prior year. The increase was primarily due to higher sales of commercial job site products, commercial lawn and garden equipment and snow throwers. Generator sales were slightly lower in the second quarter of fiscal 2018 given the prior year's second quarter included the impact of Hurricane Matthew.

GROSS PROFIT

The consolidated gross profit percentage was 20.8% in the second quarter of fiscal 2018, a decrease from 22.3% in the same period last year. Adjusted gross profit percentage was 21.3% in the second quarter this year. The prior year gross profit percentage did not have any adjustments.

The Engines Segment gross profit percentage was 22.8% in the second quarter of fiscal 2018, a decrease of 80 basis points from 23.6% in the second quarter of fiscal 2017. Adjusted gross profit percentage decreased 50 basis points due to approximately 5% lower manufacturing volume and unfavorable sales mix, which includes lower service parts sales. Higher material costs were offset by modest pricing increases.

The Products Segment gross profit percentage was 16.7% for the second quarter of fiscal 2018, down from 17.4% in the second quarter of fiscal 2017. Adjusted gross profit percentage was 17.0% in the second quarter this year primarily due to a 4% reduction in manufacturing throughput. Production of pressure washers and residential riding mowers was lower in the quarter in order to right size the company's inventory which was elevated coming out of last season.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $77.9 million in the second quarter of fiscal 2018, an increase of $4.9 million or 6.7% from the second quarter of fiscal 2017.

The Engines Segment engineering, selling, general and administrative expenses for the second quarter of fiscal 2018 increased $2.5 million from the first quarter of fiscal 2017. Adjusted Engines Segment engineering, selling, general and administrative expenses increased $2.4 million primarily due to higher employee compensation costs and the investment in the upgrade to the company’s ERP system.

The Products Segment engineering, selling, general and administrative expenses were $29.7 million for the second quarter of fiscal 2018, an increase of $2.4 million from the second quarter of fiscal 2017. Adjusted Products Segment engineering, selling, general and administrative expenses increased $2.1 million due to higher compensation costs, higher commissions expense on increased sales volume and higher costs associated with investments to upgrade the company’s ERP system and growing commercial offerings.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, goodwill impairment charges, and one-time charges as a result of the implementation of the Tax Cuts and Jobs Act of 2017 for the six months ended fiscal December 2018 and 2017 (in thousands, except per share data):

	Six Months Ended Fiscal December
	2018 Reported	Adjustments(1)	2018 Adjusted(2)	2017 Reported	Adjustments	2017 Adjusted(2)
Gross Profit:
Engines	$86,648	$1,128	$87,776	$92,559	$—	$92,559
Products	72,797	1,522	74,319	56,129	—	56,129
Inter-Segment Eliminations	(314)	—	(314)	(760)	—	(760)
Total	$159,131	$2,650	$161,781	$147,928	$—	$147,928

Engineering, Selling, General and Administrative Expenses:
Engines	$101,526	$1,996	$99,530	$90,161	$—	$90,161
Products	63,079	2,428	60,651	54,934	—	54,934
Total	$164,605	$4,424	$160,181	$145,095	$—	$145,095

Equity in Earnings of Unconsolidated Affiliates
Engines	$3,441	$1,223	4,664	$3,871	$—	$3,871
Products	2,285	—	2,285	2,368	—	2,368
Total	$5,726	$1,223	$6,949	$6,239	$—	$6,239

Segment Income (Loss):
Engines	$(11,437)	$4,347	$(7,090)	$6,269	$—	$6,269
Products	12,003	3,950	15,953	3,563	—	3,563
Inter-Segment Eliminations	(314)	—	(314)	(760)	—	(760)
Total	$252	$8,297	$8,549	$9,072	$—	$9,072

Income (Loss) Before Income Taxes	(8,895)	8,297	(598)	270	—	270
Provision (Credit) for Income Taxes	22,488	(22,501)	(13)	(833)	—	(833)
Net Income (Loss)	$(31,383)	$30,798	$(585)	$1,103	$—	$1,103

Earnings (Loss) Per Share
Basic	$(0.75)	$0.73	$(0.02)	$0.02	$—	$0.02
Diluted	(0.75)	0.73	(0.02)	0.02	—	0.02
(1) For the second quarter of fiscal 2018, business optimization expenses include $3.0 million ($2.1 after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $5.3 million ($3.7 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. See below for discussion related to the previously announced business optimization program. Tax expense also includes a $24.9 million charge associated with the Tax Cuts and Jobs Act of 2017 comprised of $18.7 million to remeasure deferred tax assets and liabilities and $6.2 million to record a transition tax on accumulated foreign earnings.
(2) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that business optimization charges and certain other items have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the first six months of fiscal 2018 were $775.5 million, an increase of $60 million, or 8.4%, from the second quarter of fiscal 2017.

Engines Segment net sales in the first six months of fiscal 2018 decreased $8.9 million or 2.2% from the prior year. Engine sales unit volumes decreased by 4%, or approximately 105,000 engines, in the first six months of fiscal 2018 compared to the same period last year. The decrease was primarily due to management's anticipation that domestic customers will produce closer to the lawn and garden season this year. Sales of service parts to the company’s service distribution venture were also lower this year due to a planned seasonal inventory reduction initiative. Partially offsetting the sales decline were increased sales of commercial engines.

Products Segment net sales in the first six months of fiscal 2018 increased $67 million, or 19.6%, from the prior year. Net sales increased primarily due to higher sales of generators from hurricane activity as well as higher shipments of commercial job site products and commercial lawn and garden equipment. In the first six months of fiscal 2018, Hurricanes Harvey, Irma, and Maria made landfall compared to Hurricane Matthew in the same period last year.

GROSS PROFIT

The consolidated gross profit percentage was 20.5% in the first six months of fiscal 2018, a decrease from 20.7% in the same period last year. Adjusted gross profit percentage was 20.9% in the first six months of this year. The prior year gross profit percentage did not have any adjustments.

The Engines Segment gross profit percentage was 21.3% in the first six months of fiscal 2018, a decrease of 100 basis points from 22.3% in the first six months of fiscal 2017. Adjusted gross profit percentage decreased 70 basis points due to approximately 3% lower manufacturing volume and unfavorable sales mix, which includes lower service parts sales. Higher material costs were offset by modest pricing increases.

The Products Segment gross profit percentage was 17.8% for the first six months of fiscal 2018, up from 16.4% in the first six months of fiscal 2017. Adjusted gross profit percentage was 18.2% in the first six months of this year. Adjusted gross profit percentage increased 175 basis points, primarily due to the contribution margin from hurricane-related sales and favorable sales mix.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $164.6 million in the first six months of fiscal 2018, an increase of $19.5 million, or 13.4%, from the first six months of fiscal 2017.

The Engines Segment engineering, selling, general and administrative expenses for the first six months of fiscal 2018 increased $11.3 million from the second quarter of fiscal 2017. Adjusted Engines Segment engineering, selling, general and administrative expenses increased $9.3 million primarily due to higher employee compensation costs and the investment in the upgrade to the company’s ERP system.

The Products Segment engineering, selling, general and administrative expenses were $63.0 million for the first six months of fiscal 2018, an increase of $8.1 million from the first six months of fiscal 2017. Adjusted Products Segment engineering, selling, general and administrative expenses increased $5.7 million due to higher compensation costs, higher commissions expense on increased sales volume and higher costs associated with investments to upgrade the company’s ERP system and growing commercial offerings.

INTEREST EXPENSE

Interest expense for the first six months of fiscal 2018 was $0.9 million higher than the same period last year.

PROVISION FOR INCOME TAXES

As a result of the Tax Cuts and Jobs Act (the “Tax Act”), the Company will be subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and a U.S. federal statutory corporate

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

income tax rate of 21% in future fiscal years. Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have favorable impact on our future consolidated tax expense and operating cash flows.

Within the calculation of the Company’s tax rate, various assumptions and estimates have been used that may change as a result of future guidance, interpretation, and legislation from the Internal Revenue Service, the SEC, the Financial Accounting Standards Board (“FASB”) and/or various other taxing jurisdictions. For example, the Company anticipates that U.S. state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the Company’s tax rate. The Tax Act contains many significant changes to U.S. tax laws, the consequences of which have not yet been fully determined. The Company is also in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of December 31, 2017, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to a repatriation. The Company removed its permanent reinvestment assertion on approximately $25 million of its foreign earnings, recorded the estimated tax impact in its financial statements, and continues to evaluate its cash needs and strategic opportunities to repatriate cash.

The Company continues to review the anticipated tax impacts of provisions of the Tax Act which are not effective until its fiscal year 2019 as well, including but not limited to global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”). Changes in corporate tax rates, the deferred tax assets and liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax legislation could have a material impact on our future consolidated tax expense.

BUSINESS OPTIMIZATION PROGRAM

The company made progress on implementing its previously announced business optimization program in the second quarter of fiscal 2018. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the company’s existing large engine plants, which are located in Georgia and Alabama, and expanding Ferris commercial mower production capacity in a new, modern facility which is located close to the current manufacturing facility in New York.

Production of Vanguard engines in the company’s U.S. plants is expected to be phased in beginning in late fiscal 2018 through the middle of fiscal 2019. Currently, the majority of Vanguard engines are sourced from overseas. Production of Ferris commercial mowers is expected to begin in the new facility in the fourth quarter of fiscal 2018, and the exit from the existing plant and remote warehouse is planned for fiscal 2019. The business optimization program also includes the project costs for the integration and go-live efforts associated with the company’s ERP upgrade and the anticipated operational excellence efficiency improvements. The go-live for the ERP upgrade is expected near the end of fiscal 2018, subsequent to the peak seasonal shipment period.

For the second quarter and first six months of fiscal 2018, the company recorded business optimization charges of $3.1 million ($2.2 million after tax or $0.05 per diluted share) and $8.3 million ($5.9 million after tax or $0.14 per diluted share), respectively. Total pre-tax expenses related to the business optimization program are expected to be approximately $50 million to $55 million, of which $24 million to $28 million is expected be recognized in fiscal 2018. The business optimization program is projected to generate $30 million to $35 million of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The company estimates the future annual savings will be achieved over a three-year period beginning in fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of fiscal 2018 were $64.9 million compared to $126.6 million in the first six months of fiscal 2017. The decrease in cash used in operating activities was primarily related to changes in working capital, including greater collections of accounts receivable due to timing of sales and customer payments, as well as higher accounts payable due to timing.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Cash flows used in investing activities were $59.4 million and $26.8 million during the first six months of fiscal 2018 and fiscal 2017, respectively. The $32.6 million increase in cash used in investing activities was primarily related to an increase in restricted cash of $12.7 million associated with the New Markets Tax Credit (NMTC) transaction, which occurred in fiscal 2018, and a $14.4 million increase for capital expenditures year over year.

Cash flows provided by financing activities were $127.8 million and $112.6 million during the first six months of fiscal 2018 and 2017, respectively. The $13.5 million increase in cash provided by financing activities was attributable to $3.1 million in cash used to purchase treasury in fiscal 2018 as compared to $15.1 million used in the comparable period.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of December 31, 2017, $128.6 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 2, 2017. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of December 31, 2017, the total remaining authorization was approximately $27.4 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the six months ended December 31, 2017, the Company repurchased 141,195 shares on the open market at an average price of $22.16 per share, as compared to 787,343 shares purchased on the open market at an average price of $19.25 per share during the six months ended January 1, 2017.

The Company expects capital expenditures to be approximately $80 million to $90 million in fiscal 2018. These anticipated expenditures reflect the Company's business optimization program as well as continuing to reinvest in efficient equipment and innovative new products.

During the first six months of fiscal 2018, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2018 but the Company may choose to make discretionary contributions. The Company does anticipate making a voluntary contribution to the qualified pension plan of up to $50 million in fiscal 2018. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations. During the fourth quarter of fiscal 2018, the Company plans to annuitize a portion of the qualified pension plan obligation which the Company expects will remove approximately $100 million of pension obligation and result in a non-cash pre-tax charge of $40 to $45 million.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

December 31, 2017, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2018.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for its products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom the Company competes; changes in laws and regulations, including U.S. tax reform, changes in tax rates, laws and regulations as well as related guidance; changes in customer and OEM demand; changes in prices of raw materials and parts that the Company purchases; changes in domestic and foreign economic conditions (including effects from the U.K.’s decision to exit the European Union); the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; the ability to realize anticipated savings from restructuring actions; and other factors disclosed from time to time in its SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. The Company is not undertaking any obligation to update any forward-looking statements or other statements it may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended December 31, 2017.

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b)
October 2, 2017 to October 29, 2017	1,036	$21.99	160	$28,411,129
October 30, 2017 to November 26, 2017	29,054	24.41	29,054	27,701,817
November 27, 2017 to December 31, 2017	12,700	24.49	12,700	27,390,825
Total Second Quarter	42,790	$24.43	41,914	$27,390,825
(a) During the three months ended December 31, 2017, the Company repurchased 876 shares that were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. These shares were not included in the authorized share repurchase program.
(b) On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Briggs & Stratton Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit B to the Company’s Definitive Proxy Statement for the Annual Meeting, filed on September 8, 2017)

10.2
Form of Stock Option Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 25, 2017)

10.3
Form of Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated October 25, 2017)

10.4
Form of Restricted Stock Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated October 25, 2017)

10.5
Form Restricted Stock Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated October 25, 2017)

10.6
Form of CEO Stock Option Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated October 25, 2017)

10.7
Form of CEO Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K dated October 25, 2017)

10.8
Form of CEO Restricted Stock Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K dated October 25, 2017)

10.9
Form of CEO Restricted Stock Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K dated October 25, 2017)

10.10
Letter Agreement, dated October 25, 2017, between Briggs & Stratton Corporation and Todd J. Teske (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K dated October 25, 2017)

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	February 5, 2018	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer