Form 10-Q
period 2018-04-01
BRIGGS & STRATTON CORP
filed 2018-05-08
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
COMMON STOCK, par value $0.01 per share	42,665,299 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	April 1, 2018	July 2, 2017
CURRENT ASSETS:
Cash and Cash Equivalents	$56,165	$61,707
Accounts Receivable, Net	259,472	230,011
Inventories -
Finished Products	309,716	265,720
Work in Process	119,856	102,187
Raw Materials	8,920	6,972
Total Inventories	438,492	374,879
Prepaid Expenses and Other Current Assets	35,953	22,844
Total Current Assets	790,082	689,441
OTHER ASSETS:
Goodwill	164,213	161,649
Investments	50,224	51,677
Other Intangible Assets, Net	98,021	100,595
Long-Term Deferred Income Tax Asset	34,886	64,412
Other Long-Term Assets, Net	20,932	18,325
Total Other Assets	368,276	396,658
PLANT AND EQUIPMENT:
Cost	1,161,535	1,104,583
Less - Accumulated Depreciation	762,186	739,703
Total Plant and Equipment, Net	399,349	364,880
TOTAL ASSETS	$1,557,707	$1,450,979

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	April 1, 2018	July 2, 2017
CURRENT LIABILITIES:
Accounts Payable	$202,822	$193,677
Short-Term Debt	131,556	—
Accrued Liabilities	157,895	136,701
Total Current Liabilities	492,273	330,378
OTHER LIABILITIES:
Accrued Pension Cost	197,749	242,908
Accrued Employee Benefits	21,787	21,897
Accrued Postretirement Health Care Obligation	29,547	35,132
Accrued Warranty	14,983	14,468
Other Long-Term Liabilities	38,754	25,069
Long-Term Debt	202,332	221,793
Total Other Liabilities	505,152	561,267
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	75,001	73,562
Retained Earnings	1,089,364	1,107,033
Accumulated Other Comprehensive Loss	(280,546)	(300,026)
Treasury Stock at cost, 15,150 and 15,047 shares, respectively	(324,116)	(321,814)
Total Shareholders’ Investment	560,282	559,334
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,557,707	$1,450,979

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
NET SALES	$604,069	$596,965	$1,379,599	$1,311,998
COST OF GOODS SOLD	473,796	462,194	1,090,196	1,029,299
Gross Profit	130,273	134,771	289,403	282,699
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	79,885	78,279	244,490	223,373
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	713	1,079	6,438	7,318
Income from Operations	51,101	57,571	51,351	66,644
INTEREST EXPENSE	(8,617)	(5,521)	(19,167)	(15,159)
OTHER INCOME, Net	1,079	844	2,483	1,679
Income Before Income Taxes	43,563	52,894	34,667	53,164
PROVISION FOR INCOME TAXES	11,675	17,075	34,163	16,242
NET INCOME	$31,888	$35,819	$504	$36,922

EARNINGS PER SHARE
Basic	$0.74	$0.83	$0.00	$0.86
Diluted	0.74	0.83	0.00	0.86

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,064	42,076	42,108	42,217
Diluted	42,307	42,175	42,362	42,271

DIVIDENDS PER SHARE	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net Income	$31,888	$35,819	$504	$36,922
Other Comprehensive Income:
Cumulative Translation Adjustments	4,349	4,646	7,596	(1,804)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	2,034	(577)	3,081	2,191
Unrecognized Pension & Postretirement Obligation, Net of Tax	3,325	2,590	8,803	7,770
Other Comprehensive Income	9,708	6,659	19,480	8,157
Total Comprehensive Income	$41,596	$42,478	$19,984	$45,079

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	April 1, 2018	April 2, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$504	$36,922
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	43,756	42,177
Stock Compensation Expense	5,312	4,560
Loss on Disposition of Plant and Equipment	1,595	610
Provision for Deferred Income Taxes	24,744	7,574
Equity in Earnings of Unconsolidated Affiliates	(9,068)	(7,318)
Dividends Received from Unconsolidated Affiliates	9,810	8,186
Cash Contributions to Qualified Pension Plan	(30,000)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(25,948)	(110,978)
Inventories	(62,780)	(27,553)
Other Current Assets	(3,430)	584
Accounts Payable, Accrued Liabilities and Income Taxes	11,287	30,041
Other, Net	15,198	(11,269)
Net Cash Used in Operating Activities	(19,020)	(26,464)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(77,483)	(48,780)
Proceeds Received on Disposition of Plant and Equipment	339	1,014
Cash Paid for Acquisition, Net of Cash Acquired	(1,800)	—
Proceeds on Sale of Investment in Marketable Securities	—	3,343
Increase to Restricted Cash	(9,053)	—
Net Cash Used in Investing Activities	(87,997)	(44,423)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	131,556	62,300
Repayments on Long-Term Debt	(19,781)	—
Long Term Note Payable	7,685	—
Debt Issuance Costs	(1,154)	—
Treasury Stock Purchases	(8,710)	(17,924)
Payment of Acquisition Contingent Liability	—	(1,625)
Stock Option Exercise Proceeds and Tax Benefits	3,943	4,751
Cash Dividends Paid	(12,007)	(12,028)
Payments Related to Shares Withheld for Taxes for Stock Compensation	(1,147)	(1,739)
Net Cash Provided by Financing Activities	100,385	33,735
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,090	(590)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,542)	(37,742)
CASH AND CASH EQUIVALENTS, Beginning	61,707	89,839
CASH AND CASH EQUIVALENTS, Ending	$56,165	$52,097

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
2. New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective beginning fiscal year 2020, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on its financial position.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2021. Early adoption is permitted. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations and financial position.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01). ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The guidance is effective beginning fiscal year 2019, with early adoption permitted. The Company does not expect the adoption to have a material impact on the Company’s results of operations, financial position, and cash flows.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended April 1, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(21,497)	$971	$(269,728)	$(290,254)
Other Comprehensive Income before Reclassification	4,349	606	—	4,955
Income Tax Benefit (Expense)	—	(146)	—	(146)
Net Other Comprehensive Income Before Reclassifications	4,349	460	—	4,809
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	2,121	—	2,121
Realized (Gains) Losses - Commodity Contracts (1)	—	33	—	33
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(80)	—	(80)
Amortization of Prior Service Costs (Credits) (2)	—	—	(314)	(314)
Amortization of Actuarial Losses (2)	—	—	4,696	4,696
Total Reclassifications Before Tax	—	2,074	4,382	6,456
Income Tax Expense (Benefit)	—	(500)	(1,057)	(1,557)
Net Reclassifications	—	1,574	3,325	4,899
Other Comprehensive Income	4,349	2,034	3,325	9,708
Ending Balance	$(17,148)	$3,005	$(266,403)	$(280,546)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Months Ended April 2, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(30,313)	$1,216	$(307,855)	$(336,952)
Other Comprehensive Income before Reclassification	4,646	(778)	—	3,868
Income Tax Benefit (Expense)	—	292	—	292
Net Other Comprehensive Income Before Reclassifications	4,646	(486)	—	4,160
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(368)	—	(368)
Realized (Gains) Losses - Commodity Contracts (1)	—	53	—	53
Realized (Gains) Losses - Interest Rate Swaps (1)	—	169	—	169
Amortization of Prior Service Costs (Credits) (2)	—	—	(618)	(618)
Amortization of Actuarial Losses (2)	—	—	4,763	4,763
Total Reclassifications Before Tax	—	(146)	4,145	3,999
Income Tax Expense (Benefit)	—	55	(1,555)	(1,500)
Net Reclassifications	—	(91)	2,590	2,499
Other Comprehensive Income	4,646	(577)	2,590	6,659
Ending Balance	$(25,667)	$639	$(305,265)	$(330,293)
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

	Nine Months Ended April 1, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(24,744)	$(76)	$(275,206)	$(300,026)
Other Comprehensive Income before Reclassification	7,596	(149)	—	7,447
Income Tax Benefit (Expense)	—	137	—	137
Net Other Comprehensive Income Before Reclassifications	7,596	(12)	—	7,584
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	4,537	—	4,537
Realized (Gains) Losses - Commodity Contracts (1)	—	65	—	65
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(97)	—	(97)
Amortization of Prior Service Costs (Credits) (2)	—	—	(942)	(942)
Amortization of Actuarial Losses (2)	—	—	14,089	14,089
Total Reclassifications Before Tax	—	4,505	13,147	17,652
Income Tax Expense (Benefit)	—	(1,412)	(4,344)	(5,756)
Net Reclassifications	—	3,093	8,803	11,896
Other Comprehensive Income	7,596	3,081	8,803	19,480
Ending Balance	$(17,148)	$3,005	$(266,403)	$(280,546)
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Nine Months Ended April 2, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(23,863)	$(1,552)	$(313,035)	$(338,450)
Other Comprehensive Income before Reclassification	(1,804)	3,056	—	1,252
Income Tax Benefit (Expense)	—	(1,146)	—	(1,146)
Net Other Comprehensive Income Before Reclassifications	(1,804)	1,910	—	106
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(421)	—	(421)
Realized (Gains) Losses - Commodity Contracts (1)	—	253	—	253
Realized (Gains) Losses - Interest Rate Swaps (1)	—	618	—	618
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,855)	(1,855)
Amortization of Actuarial Losses (2)	—	—	14,289	14,289
Total Reclassifications Before Tax	—	450	12,434	12,884
Income Tax Expense (Benefit)	—	(169)	(4,664)	(4,833)
Net Reclassifications	—	281	7,770	8,051
Other Comprehensive Income	(1,804)	2,191	7,770	8,157
Ending Balance	$(25,667)	$639	$(305,265)	$(330,293)
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

Information on earnings per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Net Income	$31,888	$35,819	$504	$36,922
Less: Allocation to Participating Securities	(626)	(821)	(301)	(776)
Net Income Available to Common Shareholders	$31,262	$34,998	$203	$36,146
Average Shares of Common Stock Outstanding	42,064	42,076	42,108	42,217
Shares Used in Calculating Diluted Earnings Per Share	42,307	42,175	42,362	42,271
Basic Earnings Per Share	$0.74	$0.83	$0.00	$0.86
Diluted Earnings Per Share	$0.74	$0.83	$0.00	$0.86

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Options to Purchase Shares of Common Stock (in thousands)	—	—	—	—
Weighted Average Exercise Price of Options Excluded	$—	$—	$—	$—

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of April 1, 2018, the total remaining authorization was approximately $21.8 million. Subsequent to the end of the third quarter of fiscal 2018, the Board of Directors authorized an additional $50 million under the share repurchase program with an expiration date of June 30, 2020.
The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the nine months ended April 1, 2018, the Company repurchased 382,806 shares on the open market at an average price of $22.76 per share, as compared to 916,040 shares purchased on the open market at an average price of $19.57 per share during the nine months ended April 2, 2017.
5. Investments

Investments represent the Company’s investments in unconsolidated affiliated companies.

Financial information of the unconsolidated affiliated companies is accounted for by the equity method, generally on a lag of one month or less. The following table sets forth the unaudited results of operations of unconsolidated affiliated companies for the three and nine months ended April 1, 2018 and April 2, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Results of Operations:
Sales	$78,271	$77,174	$234,664	$227,922
Cost of Goods Sold	59,992	59,091	179,794	172,338
Gross Profit	$18,279	$18,083	$54,870	$55,584
Net Income	$4,444	$5,137	$14,202	$14,238

The following table sets forth the unaudited balance sheets of unconsolidated affiliated companies as of April 1, 2018 and July 2, 2017 (in thousands):

	April 1, 2018	July 2, 2017
Financial Position:
Assets:
Current Assets	$152,729	$157,117
Noncurrent Assets	47,842	54,748
	200,571	211,865
Liabilities:
Current Liabilities	$60,406	$61,346
Noncurrent Liabilities	21,391	25,399
	81,797	86,745
Equity	$118,774	$125,120

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Company concluded that its equity method investments are integral to its business. The equity method investments provide manufacturing and distribution functions, which are important parts of its operations. Net sales to equity method investees were approximately $65.1 million and $75.9 million for the nine months ended April 1, 2018 and April 2, 2017, respectively. Purchases of finished products from equity method investees were approximately $86.8 million and $82.3 million million for the nine months ended April 1, 2018 and April 2, 2017, respectively.
6. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Components of Net Periodic (Income) Expense:
Service Cost	$601	$1,689	$34	$48
Interest Cost on Projected Benefit Obligation	10,767	10,839	593	596
Expected Return on Plan Assets	(15,478)	(16,107)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(359)	(663)
Actuarial Loss	3,833	4,239	863	699
Net Periodic (Income) Expense	$(232)	$705	$1,131	$680

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Components of Net Periodic (Income) Expense:
Service Cost	$1,802	$5,068	$101	$143
Interest Cost on Projected Benefit Obligation	32,301	32,517	1,779	1,787
Expected Return on Plan Assets	(46,434)	(48,320)	—	—
Amortization of:
Prior Service Cost (Credit)	134	135	(1,076)	(1,990)
Actuarial Loss	11,499	12,718	2,590	2,097
Net Periodic (Income) Expense	$(698)	$2,118	$3,394	$2,037

The Company expects to make benefit payments of $3.3 million attributable to its non-qualified pension plans for the full year of fiscal 2018. During the first nine months of fiscal 2018, the Company made payments of approximately $2.9 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $10.1 million for its other postretirement benefit plans for the full year of fiscal 2018. During the first nine months of fiscal 2018, the Company made payments of $7.5 million for its other postretirement benefit plans.

During the first nine months of fiscal 2018, the Company made $30.0 million in voluntary cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2018. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

7. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.4 million and $5.3 million for the three and nine months ended April 1, 2018. For the three and nine months ended April 2, 2017, stock based compensation expense was $1.7 million and $4.6 million, respectively.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As of April 1, 2018 and July 2, 2017, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		April 1, 2018	July 2, 2017
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	110,000	95,000
Foreign Currency:
Australian Dollar	Sell	46,492	39,196
Brazilian Real	Sell	29,322	28,137
Canadian Dollar	Sell	16,495	14,725
Chinese Renminbi	Buy	100,345	74,950
Euro	Sell	44,412	31,240
Japanese Yen	Buy	678,250	570,000
Commodity:
Natural Gas (Therms)	Buy	9,025	11,307
The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	April 1, 2018	July 2, 2017
Interest rate contracts
Other Long-Term Assets	$3,705	$1,852
Accrued Liabilities	—	(23)
Other Long-Term Liabilities	—	(39)
Foreign currency contracts
Other Current Assets	2,019	157
Other Long-Term Assets	84	31
Accrued Liabilities	(2,588)	(3,050)
Other Long-Term Liabilities	(325)	(68)
Commodity contracts
Other Current Assets	—	40
Other Long-Term Assets	—	1
Accrued Liabilities	(45)	(22)
Other Long-Term Liabilities	(24)	(11)
	$2,826	$(1,132)

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended April 1, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,151	Net Sales	$80	$—
Foreign currency contracts - sell	289	Net Sales	(2,261)	—
Foreign currency contracts - buy	566	Cost of Goods Sold	140	—
Commodity contracts	28	Cost of Goods Sold	(33)	—
	$2,034		$(2,074)	$—

	Three Months Ended April 2, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$214	Net Sales	$(169)	$—
Foreign currency contracts - sell	(1,453)	Net Sales	1,330	—
Foreign currency contracts - buy	786	Cost of Goods Sold	(962)	—
Commodity contracts	(124)	Cost of Goods Sold	(53)	—
	$(577)		$146	$—

	Nine Months Ended April 1, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,695	Net Sales	$97	$—
Foreign currency contracts - sell	405	Net Sales	(3,935)	—
Foreign currency contracts - buy	1,038	Cost of Goods Sold	(602)	—
Commodity contracts	(57)	Cost of Goods Sold	(65)	—
	$3,081		$(4,505)	$—

	Nine Months Ended April 2, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$2,143	Net Sales	$(618)	$—
Foreign currency contracts - sell	500	Net Sales	1,730	—
Foreign currency contracts - buy	(615)	Cost of Goods Sold	(1,309)	—
Commodity contracts	163	Cost of Goods Sold	(253)	—
	$2,191		$(450)	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

During the next twelve months, the estimated net amount of losses on cash flow hedges as of April 1, 2018 expected to be reclassified out of AOCI into earnings is less than $0.1 million.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 1, 2018 and July 2, 2017 (in thousands):

		Fair Value Measurements Using
	April 1, 2018	Level 1	Level 2	Level 3
Assets:
Derivatives	$5,809	$—	$5,809	$—
Liabilities:
Derivatives	$2,983	$—	$2,983	$—
	July 2, 2017	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,081	$—	$2,081	$—
Liabilities:
Derivatives	$3,213	$—	$3,213	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 14) at April 1, 2018 and July 2, 2017 was $220.2 million and $245.9 million, respectively, compared to the carrying value of $203.4 million and 223.1 million, respectively. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 14) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at April 1, 2018 and July 2, 2017 due to the short-term nature of these instruments.

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

	Nine Months Ended
	April 1, 2018	April 2, 2017
Beginning Balance	$43,109	$44,367
Payments	(17,941)	(20,349)
Provision for Current Year Warranties	18,633	18,212
Changes in Estimates	961	237
Ending Balance	$44,762	$42,467
11. Income Taxes
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

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification ("ASC") 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
In connection with the Company’s initial analysis of the impact of the Tax Act, a tax expense of approximately $24.2 million has been recorded in the first nine months of fiscal 2018. This amount consists of an expense resulting from the re-measurement of deferred tax assets and liabilities for the corporate tax rate reduction of approximately $17.7 million and an expense related to the inclusion of foreign earnings of approximately $6.5 million. The Company has not completed its accounting for the income tax effects of certain elements of the Tax Act; however, reasonable estimates were made in order to record provisional adjustments for areas where analysis is not yet complete. For instance, the tax expense of approximately $17.7 million related to the re-measurement of the Company’s deferred tax assets and liabilities from the enacted corporate tax rate reduction may be affected by other analyses related to the Tax Act, including but not limited to the transition tax, expenditures that qualify for immediate expensing and the state tax effect of adjustments made to federal temporary differences. Additionally, in calculating the approximate tax expense of $6.5 million related to the inclusion of foreign earnings, the Company is required to determine various components including the amount of accumulated and current earnings and profits of its foreign subsidiaries, the amount of foreign income taxes paid on these earnings, and the cash and equivalents held by its foreign subsidiaries at various prescribed measurement dates. The Company has made a reasonable estimate of this expense and will continue to gather additional information to more precisely compute the expense. The Company is also in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of April 1, 2018, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation. In the second quarter of fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $25 million of its foreign earnings. During the third quarter of fiscal 2018, the Company made distributions from its foreign earnings related to the

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

assertion removal in the second quarter of approximately $18 million. The Company has recorded the estimated tax impact in its condensed consolidated financial statements and continues to evaluate its cash needs and strategic opportunities to repatriate cash.
The Company was able to make a reasonable estimate of the tax effects of the repatriation of those earnings, and the provisional estimate has been recorded in the condensed consolidated financial statements including withholding taxes and currency gain on previously taxed earnings.The Company will continue to gather additional information to more precisely compute the tax impact.
For the remainder of its foreign earnings, approximately $102 million, the Company has yet to determine whether it intends to change its prior assertion and repatriate earnings. Accordingly, deferred taxes attributable to its investments in its foreign subsidiaries have not yet been recorded. The tax effects of any change in the Company’s prior assertion will be recorded in the period that analysis is completed and a reasonable estimate is able to be calculated, and any unrecognized deferred tax liability for temporary differences related to the Company's foreign investments will be disclosed if practicable.
When calculating the income tax provision, the Company uses an estimate of the annual effective tax rate based upon information known at each interim period. The actual effective tax rate is adjusted each quarter based upon changes to the forecast as compared to the beginning of the fiscal year and each following interim period.
The effective tax rate for the third quarter of fiscal 2018 was 26.8%, compared to 32.3% for the same period last year. The effective tax rate for the first nine months of fiscal 2018 was 98.5%, compared to 30.6% for the same period of fiscal 2017. The Company’s fiscal year 2018 tax rates reflect the estimated impact of the Tax Act, including the aforementioned cost of approximately $17.7 million resulting from the re-measurement of the Company’s deferred tax assets and liabilities as of the second quarter of fiscal 2018 and tax expense related to the inclusion of foreign earnings of approximately $6.5 million. Also as a result of the Tax Act, the Company will be subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and a U.S. federal statutory corporate income tax rate of 21% in future fiscal years.

The effective tax rates for the third quarter and first nine months of fiscal 2017 were primarily driven by the U.S. research and development tax credit and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for the first nine months of fiscal 2017 was also impacted by the reversal of previously recorded reserves as the result of the effective settlement of the Company’s IRS audit for its fiscal years 2010 and 2013 consolidated income tax and the establishment of a valuation allowance against the deferred tax assets of the Company’s Brazilian subsidiary.

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

Following briefing of the appeal and prior to oral argument, the United States Supreme Court overturned the SCA decision, ruling that laches is not available in a patent infringement case for damages. That ruling eliminated laches as one basis for BSPPG’s appeal of the Exmark case. The appellate court held a hearing on the remainder of BSPPG’s appeal on April 5, 2017 and issued its decision on January 12, 2018. The appellate court found that the district court erred in granting summary judgment concerning the patent’s validity and remanded that issue to the district court for reconsideration. The appellate court also vacated the jury’s damages award and the district court’s award of enhanced damages, remanding the case to the district court for a new trial on damages and reconsideration on willfulness. The appellate court affirmed the district court rulings in all other respects. The new trial has been scheduled to begin on December 10, 2018. The parties are currently in the process of briefing pre-trial motions.

In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings and related matters, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the decision of the appellate court. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of April 1, 2018.

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

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
NET SALES:
Engines	$384,292	$391,063	$790,543	$806,298
Products	245,169	233,510	653,845	575,007
Inter-Segment Eliminations	(25,392)	(27,608)	(64,789)	(69,307)
Total*	$604,069	$596,965	$1,379,599	$1,311,998
* International sales included in net sales based on product shipment destination	$160,653	$171,565	$432,538	$440,179
GROSS PROFIT:
Engines	$96,780	$98,814	$183,428	$191,373
Products	32,773	34,946	105,570	91,075
Inter-Segment Eliminations	720	1,011	405	251
Total	$130,273	$134,771	$289,403	$282,699
SEGMENT INCOME:
Engines	$47,989	$50,946	$36,590	$57,216
Products	2,392	5,614	14,356	9,177
Inter-Segment Eliminations	720	1,011	405	251
Total	$51,101	$57,571	$51,351	$66,644

Pre-tax business optimization charges included in gross profit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Engines	$903	$—	$2,031	$—
Products	971	—	2,493	—
Total	$1,874	$—	$4,524	$—

Pre-tax business optimization charges included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 1, 2018	April 2, 2017	April 1, 2018	April 2, 2017
Engines	$2,896	$—	$7,243	$—
Products	1,309	—	5,259	—
Total	$4,205	$—	$12,502	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

14. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	April 1, 2018	July 2, 2017
Multicurrency Credit Agreement	$131,556	$—
Total Short-Term Debt	$131,556	$—

Note Payable (NMTC transaction)	$7,685	$—
Unamortized Debt Issuance Costs associated with Note Payable	1,050	—
	$6,635	$—

6.875% Senior Notes	$203,368	$223,149
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	1,036	1,356
	$202,332	$221,793
Total Long-Term Debt	$208,967	$221,793

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the three and nine month periods ended April 1, 2018, the Company repurchased $19.8 million of the Senior Notes after receiving unsolicited offers from bondholders. There were no repurchases during the three and nine month periods ended April 2, 2017.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of April 1, 2018, $131.6 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 2, 2017. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

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

In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

use on the project. Restricted cash of $9.1 million held by the Company at April 1, 2018 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, goodwill impairment charges, and charges as a result of the implementation of the Tax Cuts and Jobs Act (the “Tax Act”) for the three months ended fiscal March 2018 and 2017 (in thousands, except per share data):

	Three Months Ended Fiscal March
	2018 Reported	Adjustments(1)	2018 Adjusted(2)	2017 Reported	Adjustments	2017 Adjusted(2)
Gross Profit:
Engines	$96,780	$903	$97,683	$98,814	$—	$98,814
Products	32,773	971	33,744	34,946	—	34,946
Inter-Segment Eliminations	720	—	720	1,011	—	1,011
Total	$130,273	$1,874	$132,147	$134,771	$—	$134,771

Engineering, Selling, General and Administrative Expenses:
Engines	$48,853	$587	$48,266	$48,450	$—	$48,450
Products	31,032	338	30,694	29,829	—	29,829
Total	$79,885	$925	$78,960	$78,279	$—	$78,279

Equity in Earnings of Unconsolidated Affiliates
Engines	$62	$1,406	$1,468	$582	$—	$582
Products	651	—	651	497	—	497
Total	$713	$1,406	$2,119	$1,079	$—	$1,079

Segment Income:
Engines	$47,989	$2,896	$50,885	$50,946	$—	$50,946
Products	2,392	1,309	3,701	5,614	—	5,614
Inter-Segment Eliminations	720	—	720	1,011	—	1,011
Total	$51,101	$4,205	$55,306	$57,571	$—	$57,571

Interest Expense	$(8,617)	$2,017	$(6,600)	$(5,521)	$—	$(5,521)

Income Before Income Taxes	43,563	6,222	49,785	52,894	—	52,894
Provision (Credit) for Income Taxes	11,675	1,876	13,551	17,075	—	17,075
Net Income	$31,888	$4,346	$36,234	$35,819	$—	$35,819

Earnings Per Share
Basic	$0.74	$0.10	$0.84	$0.83	$—	$0.83
Diluted	0.74	0.10	0.84	0.83	—	0.83
(1) For the third quarter of fiscal 2018, business optimization expenses include $0.9 million ($0.6 million after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $3.3 million ($2.9 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. Tax expense also includes a $0.7 million benefit to revalue deferred tax assets and liabilities under the Tax Cuts and Jobs Act of 2017. The company recognized in interest expense $2.0 million ($1.5 million after tax) for premiums paid to repurchase senior notes after receiving unsolicited offers from bondholders.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the third quarter of fiscal 2018 were $604.1 million, an increase of $7.1 million, or 1.2%, from the third quarter of fiscal 2017.

Engines Segment net sales in the third quarter of fiscal 2018 decreased $6.7 million, or 1.7%, from the prior year. Engine sales unit volumes decreased by 7.3%, or approximately 199,000 engines, in the third quarter of fiscal 2018 compared to the same period last year. Sales into Europe were lower due to our customers taking a cautious approach to ordering due to a delayed start of spring weather and the desire of certain channel partners to reduce their inventory levels in advance of new emissions requirements on engines that begin in calendar 2019. Sales were also lower in North America due to certain channel partners taking a cautious approach to ordering inventory due to a delayed start of spring weather and a desire to further reduce channel inventory in advance of anticipated brand transitions next season.

Products Segment net sales in the third quarter of fiscal 2018 increased $11.7 million, or 5%, from the prior year. The increase was primarily due to higher sales of commercial job site products and generators. Generator sales benefited from higher than usual power outages due to the east coast ice and snow storms. Sales of commercial mowers were lower in the third quarter due to timing of shipments driven by unseasonably cool spring weather.

GROSS PROFIT

The consolidated gross profit percentage was 21.6% in the third quarter of fiscal 2018, a decrease from 22.6% in the same period last year. Adjusted gross profit percentage was 21.9% in the third quarter this year. The prior year gross profit percentage did not have any adjustments.

The Engines Segment gross profit percentage was 25.2% in the third quarter of fiscal 2018, a decrease of 10 basis points from 25.3% in the third quarter of fiscal 2017. Adjusted gross profit percentage was 25.4% primarily due to favorable sales mix and plant efficiencies offsetting 9% lower production volumes, as anticipated, and freight rate increases. Material cost increases have been offset by higher pricing.

The Products Segment gross profit percentage was 13.4% for the third quarter of fiscal 2018, down from 15.0% in the third quarter of fiscal 2017. Adjusted gross profit percentage was 13.8% in the third quarter this year primarily due to unfavorable sales mix, higher freight costs and a 4% reduction in manufacturing throughput. As anticipated, production of pressure washers was lower in the quarter in order to right size inventory levels, which were elevated coming out of last season.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $79.9 million in the third quarter of fiscal 2018, an increase of $1.6 million, or 2.1%, from the third quarter of fiscal 2017.

The Engines Segment engineering, selling, general and administrative expenses for the third quarter of fiscal 2018 increased $0.4 million from the third quarter of fiscal 2017. Adjusted Engines Segment engineering, selling, general and administrative expenses decreased $0.2 million primarily due to lower variable compensation costs, partially offset by the investment to upgrade the Company’s ERP system.

The Products Segment engineering, selling, general and administrative expenses were $31.0 million for the third quarter of fiscal 2018, an increase of $1.2 million from the third quarter of fiscal 2017. Adjusted Products Segment engineering, selling, general and administrative expenses increased $0.9 million due to higher commissions expense on increased sales volume and higher costs associated with investments to upgrade the Company’s ERP system and growing commercial offerings.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, goodwill impairment charges, and one-time charges as a result of the implementation of the Tax Act for the nine months ended fiscal March 2018 and 2017 (in thousands, except per share data):

	Nine Months Ended Fiscal March
	2018 Reported	Adjustments(1)	2018 Adjusted(2)	2017 Reported	Adjustments	2017 Adjusted(2)
Gross Profit:
Engines	$183,428	$2,031	$185,459	$191,373	$—	$191,373
Products	105,570	2,493	108,063	91,075	—	91,075
Inter-Segment Eliminations	405	—	405	251	—	251
Total	$289,403	$4,524	$293,927	$282,699	$—	$282,699

Engineering, Selling, General and Administrative Expenses:
Engines	$150,340	$2,582	$147,758	$138,610	$—	$138,610
Products	94,150	2,766	91,384	84,763	—	84,763
Total	$244,490	$5,348	$239,142	$223,373	$—	$223,373

Equity in Earnings of Unconsolidated Affiliates
Engines	$3,502	$2,630	6,132	$4,453	$—	$4,453
Products	2,936	—	2,936	2,865	—	2,865
Total	$6,438	$2,630	$9,068	$7,318	$—	$7,318

Segment Income:
Engines	$36,590	$7,243	$43,833	$57,216	$—	$57,216
Products	14,356	5,259	19,615	9,177	—	9,177
Inter-Segment Eliminations	405	—	405	251	—	251
Total	$51,351	$12,502	$63,853	$66,644	$—	$66,644

Interest Expense	$(19,167)	$2,017	$(17,150)	$15,159	$—	$15,159

Income Before Income Taxes	34,667	14,519	49,186	53,164	—	53,164
Provision (Credit) for Income Taxes	34,163	(21,104)	13,059	16,242	—	16,242
Net Income	$504	$35,623	$36,127	$36,922	$—	$36,922

Earnings Per Share
Basic	$0.00	$0.84	$0.84	$0.86	$—	$0.86
Diluted	0.00	0.83	0.83	0.86	—	0.86
(1) For the first nine months of fiscal 2018, business optimization expenses include $3.8 million ($2.8 million after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $8.6 million ($7.1 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. Tax expense also includes a $24.2 million charge associated with the Tax Cuts and Jobs Act of 2017 comprised of $17.7 million to revalue deferred tax assets and liabilities and $6.5 million to record the impact of the inclusion of foreign earnings. The company recognized in interest expense $2.0 million ($1.5 million after tax) for premiums paid to repurchase senior notes after receiving unsolicited offers from bondholders.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the first nine months of fiscal 2018 were $1,379.6 million, an increase of $67.6 million, or 5.2%, from the third quarter of fiscal 2017.

Engines Segment net sales in the first nine months of fiscal 2018 decreased $15.8 million, or 2.0%, from the prior year. Engine sales unit volumes decreased by 5.7%, or approximately 312,000 engines, in the first nine months of fiscal 2018 compared to the same period last year. Sales into Europe were lower due to our customers taking a cautious approach to ordering due to a delayed start of spring weather and the desire of certain channel partners to reduce their inventory levels in advance of new emissions requirements on engines that begin in calendar 2019. Sales were also lower in North America due to certain channel partners taking a cautious approach to ordering inventory due to a delayed start of spring weather and a desire to further reduce channel inventory in advance of anticipated brand transitions next season. Partially offsetting the sales decline were increased sales of commercial engines.

Products Segment net sales in the first nine months of fiscal 2018 increased $78.8 million, or 13.7%, from the prior year. Net sales increased primarily due to higher sales of generators from hurricane activity as well as higher shipments of commercial job site products and commercial lawn and garden equipment. In the first nine months of fiscal 2018, Hurricanes Harvey, Irma, and Maria made landfall compared to Hurricane Matthew in the same period last year.

GROSS PROFIT

The consolidated gross profit percentage was 21.0% in the first nine months of fiscal 2018, a decrease from 21.5% in the same period last year. Adjusted gross profit percentage was 21.3% in the first six months of this year. The prior year gross profit percentage did not have any adjustments.

The Engines Segment gross profit percentage was 23.2% in the first nine months of fiscal 2018, a decrease of 50 basis points from 23.7% in the first nine months of fiscal 2017. Adjusted gross profit percentage decreased 30 basis points due to approximately 5% lower manufacturing volume. Higher material costs were offset by modest pricing increases and favorable sales mix.

The Products Segment gross profit percentage was 16.1% for the first nine months of fiscal 2018, up from 15.8% in the first nine months of fiscal 2017. Adjusted gross profit percentage was 16.5% in the first nine months of this year. Adjusted gross profit percentage increased 70 basis points, primarily due to the contribution margin from hurricane-related sales and favorable sales mix.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $244.5 million in the first nine months of fiscal 2018, an increase of $21.1 million, or 9.5%, from the first nine months of fiscal 2017.

The Engines Segment engineering, selling, general and administrative expenses for the first nine months of fiscal 2018 increased $11.7 million from the third quarter of fiscal 2017. Adjusted Engines Segment engineering, selling, general and administrative expenses increased $9.1 million primarily due to higher compensation costs and the investment in the upgrade to the Company’s ERP system.

The Products Segment engineering, selling, general and administrative expenses were $94.2 million for the first nine months of fiscal 2018, an increase of $9.4 million from the first nine months of fiscal 2017. Adjusted Products Segment engineering, selling, general and administrative expenses increased $6.7 million due to higher compensation costs, higher commissions expense on increased sales volume and higher costs associated with investments to upgrade the Company’s ERP system and growing commercial offerings.

INTEREST EXPENSE

Interest expense for the first nine months of fiscal 2018 was $4.0 million higher than the same period last year. Adjusted interest expense was $2.0 million higher than the same period last year primarily due to  increased average net borrowings and higher interest rates.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

As a result of the Tax Act, the Company will be subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and a U.S. federal statutory corporate income tax rate of 21% in future fiscal years. Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have favorable impact on the Company's future consolidated tax expense and operating cash flows.

Within the calculation of the Company’s tax rate, various assumptions and estimates have been used that may change as a result of future guidance, interpretation, and legislation from the Internal Revenue Service, the SEC, the Financial Accounting Standards Board (“FASB”) and/or various other taxing jurisdictions. For example, the Company anticipates that U.S. state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the Company’s tax rate. The Tax Act contains many significant changes to U.S. tax laws, the consequences of which have not yet been fully determined. The Company is also in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of April 1, 2018, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation. In the second quarter of fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $25 million of its foreign earnings. During the third quarter of fiscal 2018, the Company made distributions from its foreign earnings related to the assertion removal in the second quarter of approximately $18 million. The Company has recorded the estimated tax impact in its condensed consolidated financial statements and continues to evaluate its cash needs and strategic opportunities to repatriate cash.

The Company continues to review the anticipated tax impacts of provisions of the Tax Act which are not effective until its fiscal year 2019 as well, including but not limited to global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”). Changes in corporate tax rates, the deferred tax assets and liabilities relating to the Company's U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax legislation could have a material impact on the Company's future consolidated tax expense.

BUSINESS OPTIMIZATION PROGRAM

The Company made progress on implementing its previously announced business optimization program in the third quarter of fiscal 2018. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, expanding Ferris commercial mower production capacity in a new, modern facility which is located close to the current manufacturing facility in New York, and the implementation of an ERP upgrade.

Production of Vanguard engines in the Company’s U.S. plants is expected to be phased in beginning in the fourth quarter of fiscal 2018 through the middle of fiscal 2019. Currently, the majority of Vanguard engines are sourced from overseas. Production of Ferris commercial mowers began in the new facility in the fourth quarter of fiscal 2018, and the exit from the existing plant and remote warehouse is planned for fiscal 2019. The business optimization program also includes the project costs for the integration and go-live efforts associated with the Company’s ERP upgrade and the anticipated operational excellence efficiency improvements. The go-live for the ERP upgrade is expected in July of fiscal 2019, subsequent to the peak seasonal shipment period.

For the third quarter and first nine months of fiscal 2018, the Company recorded business optimization charges of $4.2 million ($3.1 million after tax or $0.07 per diluted share) and $12.5 million ($9.6 million after tax or $0.23 per diluted share), respectively. Total pre-tax expenses related to the business optimization program are expected to be approximately $50 million to $55 million, of which $24 million to $28 million is expected be recognized in fiscal 2018. The business optimization program is projected to generate $30 million to $35 million of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates the future annual savings will be achieved over a three-year period beginning in fiscal 2019.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first nine months of fiscal 2018 were $19.0 million compared to $26.5 million in the first nine months of fiscal 2017. The decrease in cash used in operating activities was primarily related to changes in working capital, including greater collections of accounts receivable due to timing of sales and customer payments offset by a $30 million contribution to the Company's qualified pension plan.

Cash flows used in investing activities were $88.0 million and $44.4 million during the first nine months of fiscal 2018 and fiscal 2017, respectively. The $43.6 million increase in cash used in investing activities was primarily related to an increase in restricted cash of $9.1 million associated with the New Markets Tax Credit transaction, which occurred in fiscal 2018, and a $28.7 million increase for capital expenditures year over year.

Cash flows provided by financing activities were $100.4 million and $33.7 million during the first nine months of fiscal 2018 and 2017, respectively. The $66.7 million increase in cash provided by financing activities was attributable to higher borrowings on the Revolver (as defined below) at period end compared to the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the third quarter of fiscal 2018, the Company repurchased $19.8 million of the Senior Notes after receiving unsolicited offers from bondholders.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of April 1, 2018, $131.6 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 2, 2017. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. As of April 1, 2018, the total remaining authorization was approximately $21.8 million. Subsequent to the end of the third quarter of fiscal 2018, the Board of Directors authorized an additional $50 million under the share repurchase program with an expiration date of June 30, 2020.
The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the nine months ended April 1, 2018, the Company repurchased 382,806 shares on the open market at an average price of $22.76 per share, as compared to 916,040 shares purchased on the open market at an average price of $19.57 per share during the nine months ended April 2, 2017.

The Company expects capital expenditures to be approximately $100 million in fiscal 2018. These anticipated expenditures reflect the Company's business optimization program as well as continued reinvestment in efficient equipment and innovative new products. The company continues to anticipate that fiscal 2019 capital expenditures will decrease to approximately $65 million.

During the first nine months of fiscal 2018, the Company made a $30.0 million voluntary cash contribution to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan for the remainder of fiscal 2018. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations. During the fourth quarter of fiscal 2018, the Company plans to annuitize a portion of the qualified pension plan obligation which the Company expects will remove approximately $100 million of pension obligation and result in a non-cash pre-tax charge of $40 to $45 million.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of April 1, 2018, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2018.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended April 1, 2018.

2018 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b)
January 1, 2018 to January 28, 2018	600	$24.49	600	$27,376,132
January 29, 2018 to February 25, 2018	231,862	23.17	229,350	22,062,582
February 26, 2018 to April 1, 2018	16,349	21.74	11,661	21,808,966
Total Third Quarter	248,811	$23.10	241,611	$21,808,966
(a) During the three months ended April 1, 2018, the Company repurchased 7,200 shares that were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. These shares were not included in the authorized share repurchase program.
(b) On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. Subsequent to the end of the third fiscal quarter of 2018, the Board of Directors authorized an additional $50 million under the share repurchase program with an expiration date of June 30, 2020.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	May 8, 2018	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer