Form 10-K
period 2018-07-01
BRIGGS & STRATTON CORP
filed 2018-08-28
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $1,108.7 million based on the last reported sale price of such securities as of December 29, 2017, the last business day of the most recently completed second fiscal quarter.
Number of Shares of Common Stock Outstanding at August 17, 2018: 42,387,590.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting to be held on October 25, 2018.

BRIGGS & STRATTON CORPORATION
FISCAL 2018 FORM 10-K
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
Briggs & Stratton Corporation ("Briggs & Stratton" or the “Company”) is focused on providing power to get work done and make people's lives better. Briggs & Stratton is the world’s largest producer of gasoline engines for outdoor power equipment, and is a leading designer, manufacturer and marketer of power generation, pressure washer, lawn and garden, turf care and job site products through its Briggs & Stratton®, Simplicity®, Snapper®, Ferris®, Vanguard®, Allmand®, Billy Goat®, Murray®, Branco® and Victa® brands. Briggs & Stratton products are designed, manufactured, marketed and serviced in over 100 countries on six continents.
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
Engines Segment
General
Briggs & Stratton manufactures four-cycle aluminum alloy gasoline engines with gross horsepower ranging from 5.5hp up to 40hp and torque ranging from 4.50 ft-lbs gross torque to 21.00 ft-lbs gross torque. The Company’s engines are used primarily by the lawn and garden equipment industry, which accounted for 89% of the Engines segment's fiscal 2018 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 11% of engine sales to OEMs in fiscal 2018 was for use on products for industrial, construction, agricultural and other consumer applications that include portable and standby generators, pumps and pressure washers. Many retailers specify the Company's engines on the power equipment they sell and the Briggs & Stratton logo is often featured prominently on a product because of the appeal and reputation of the brand. The Company mainly sells commercial engines under the Vanguard® name.
In fiscal 2018 approximately 33% of the Engines segment net sales was derived from sales in international markets, primarily to customers in Europe. The Company serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, India, Italy, Japan, Malaysia, Mexico, New Zealand, Russia, South Africa, Spain, and Sweden. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More information about its foreign operations is in Note 8 of the Notes to Consolidated Financial Statements.
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
Customers
The Company's engine sales are primarily to OEMs. The Company's major external engine customers in fiscal years 2018, 2017 and 2016 were Husqvarna Outdoor Products Group (HOP), MTD Products Inc. (MTD), Deere & Company, and Power Distributors, LLC. Engines segment sales to the top three customers combined were 42%, 47% and 49% of Engines segment sales in fiscal 2018, 2017 and 2016, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements. In certain cases, the Company has entered into longer supply arrangements of two to three years.
The Company believes that in fiscal 2018 approximately 75% of all residential lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the development of new and innovative products may assist the Company and its customers in realizing higher margins. The Company believes commercial engines are mainly sold through independent dealer networks.
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
The Company has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan, and with Starting Industrial of Japan for the production of rewind starters and punch pressed components in the United States. During fiscal 2018, the Company announced its business optimization program. The program includes, among other things, moving production of larger commercial engines, which are currently sourced from our joint venture with Daihatsu Motor Company, to two of its existing U.S. plants.
Products Segment
General
The Products segment’s principal product lines include lawn and garden power equipment, turf care products, portable and standby generators, pressure washers, snow throwers, and job site products. Products sells its products primarily through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants, independent dealers and distributors, and on-line merchants. The Company sells its lawn and garden products, turf care products, snow throwers, and standby generators primarily through an independent dealer network and sells its pressure washers and portable generators primarily through the U.S. mass retail channel. To support its international business, Products has leveraged the existing Briggs & Stratton worldwide distribution network and regional sales offices. The Company sells its job site products primarily into the rental channel to the construction and infrastructure, mining and oil & gas industries.
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
Customers
Historically, Products’ major customers have included Lowe’s, Sears, PACE Inc., The Home Depot, Bunnings Warehouse, as well as numerous other distributors and dealers. Sales to the top three customers combined were 24%, 25% and 25% of Products segment net sales in fiscal 2018, 2017 and 2016, respectively. Commercial mowers are primarily sold through independent dealers.
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
Manufacturing
Products’ manufacturing facilities are located in Sherrill, New York; Munnsville, New York; Wauwatosa, Wisconsin; Holdrege, Nebraska; Lee's Summit, Missouri; and Sydney, Australia. Products also purchases certain powered equipment under contract manufacturing agreements.
Products manufactures core components for its products, where such integration improves operating profitability by providing lower costs.
Products purchases engines from its parent, Briggs & Stratton, as well as from Honda, Kawasaki and Kohler. Products has not typically experienced any difficulty obtaining necessary engines or other purchased components.
Products assembles products for the international markets at its U.S. and Australian locations and through contract manufacturing agreements with other OEMs and suppliers.
During fiscal 2018, the Company announced its business optimization program. The program includes, among other things, expanding capacity and moving the commercial turf equipment operation into a larger, more efficient facility in Sherrill, New York close to the current facility in Munnsville, New York.
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
For the fiscal years ended July 1, 2018, July 2, 2017 and July 3, 2016, the Company spent approximately $23.6 million, $23.0 million and $20.0 million, respectively, on research activities relating to the development of new products or the improvement of existing products.
The average number of persons employed by the Company during fiscal 2018 and fiscal 2017 was 5,258 and 5,438, respectively. Employment in fiscal 2018 ranged from a high of 5,355 in April 2018 to a low of 5,185 in June 2018.
Export Sales
Export sales for fiscal 2018, 2017 and 2016 were $324.4 million (17% of net sales), $337.1 million (19% of net sales), and $285.5 million (16% of net sales), respectively. These sales were principally to customers in Europe, Asia, Australia, and Canada.
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
In fiscal 2018, our three largest customers accounted for 27% of our consolidated net sales. The loss of any of these customers or a significant portion of the business from one or more of our key customers would significantly impact our net sales and profitability.
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
In fiscal 2018, we derived approximately 28% of our consolidated net sales from international markets, primarily Europe. Our international operations are subject to various economic, political, and other risks and uncertainties that could adversely affect our business and operating results, including, but not limited to, regional or country specific economic downturns, fluctuations in currency exchange rates, trade protection measures, tariffs, and other border taxes, labor practices, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption and export control laws and regulations, political instability and significant natural disasters and other events or factors impacting local infrastructure.
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
Currently, approximately 10% of our workforce is represented by labor unions. The Labor Agreement with United Steelworkers Local 2-232 expired on July 31, 2017. This agreement covered 424 hourly employees in the Wauwatosa, Milwaukee and Menomonee Falls, Wisconsin facilities. We have met with the union and implemented our final offer to the Labor Union on June 14, 2018 but a new agreement has not been reached. In addition, we may from time to time experience union organizing activities in our non-union facilities. Disputes with the current labor union or new union organizing activities could lead to work slowdowns or stoppages and make it difficult or impossible for us to meet scheduled delivery times for product shipments to our customers, which could result in loss of business and damage to our reputation. Union activity could also result in higher labor costs, which could harm our financial condition, results of operations and competitive position. In addition, an inability to acquire and retain skill sets needed in the business could harm our financial condition, results of operations and competitive position.
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
In addition, in June 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit from the European Union (the "E.U."), commonly referred to as "Brexit". Negotiations between the U.K. and E.U are underway to determine the terms of Brexit. Given the lack of comparable precedent and the status of the negotiations, it is unclear what financial, trade and legal implications Brexit will have and how such withdrawal would affect us. Brexit could disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key policy areas and significantly disrupt trade between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Moreover, Brexit could lead to changes in the regulatory environment for engines, and new or heightened regulatory and approval requirements may increase our expenses or limit or delay our ability to sell our engines or other products in those markets. The announcement of Brexit and the withdrawal of the U.K. from the E.U. may also create global economic uncertainty, which may cause our customers to closely monitor their costs and reduce their spending budgets. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.
We have goodwill and intangible assets, which were written down in fiscal 2016 and in prior years. If we determine that goodwill and other intangible assets have become further impaired in the future, net income in such years would be adversely affected.
At July 1, 2018, goodwill and other intangible assets represented approximately 17.9% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. In fiscal 2018 and fiscal 2017, there was no impairment of goodwill or other intangible assets. In fiscal 2016, we recorded pre-tax non-cash goodwill and tradename impairment charges of $10.3 million. The impairments were determined as part of the fair value assessments of goodwill and other intangible assets. Any additional write-down of our goodwill or intangible assets could adversely affect our results of operations.

We are subject to litigation, including product liability, patent infringement, and warranty claims, that may adversely affect our business and results of operations.
We are a party to litigation that arises in the normal course of our business operations, including product warranty and liability (strict liability and negligence) claims, patent and trademark matters, contract disputes and environmental, asbestos, employment and other litigation matters. See Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements for a description of unresolved legal actions. We face an inherent business risk of exposure to product liability and warranty claims in the event that the use of our products is alleged to have resulted in injury or other damage or our products are alleged to be defective. In addition, we face an inherent risk that our competitors will allege that aspects of our product designs infringe their protected intellectual property. While we currently maintain general liability and product liability insurance coverage in amounts that we believe are adequate, we cannot be sure that we will be able to maintain this insurance on acceptable terms or that this insurance will provide sufficient coverage against potential liabilities that may arise. Any claims brought against us, with or without merit, may have an adverse effect on our business and results of operations as a result of potential adverse outcomes, the expenses associated with defending such claims, the diversion of our management’s resources and time and the potential adverse effect to our business reputation.
Our pension and postretirement benefit plan obligations are currently underfunded, and we may have to make significant cash payments to some or all of these plans, which would reduce the cash available for our businesses.
We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. As of July 1, 2018, our pension plans were underfunded by approximately $193 million. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates, the mortality tables used, and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.
Our dependence on, and the price of, raw materials may adversely affect our profits.
The principal raw materials used to produce our products are aluminum and steel. We source raw materials on a global or regional basis, and the prices of those raw materials are susceptible to significant price fluctuations due to supply/demand trends, transportation costs, government regulations and tariffs, changes in currency exchange rates, price controls, the economic climate and other unforeseen circumstances. If we are unable to pass on raw material price increases to our customers, our future profitability may be adversely affected.
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
Natural disasters, acts or threats of war or terrorism, international conflicts and the actions taken by the United States and other governments in response to such events could cause damage or disrupt our business operations, our suppliers or our customers, and could create political or economic instability, any of which could have an adverse effect on our business. Although it is not possible to predict such events or their consequences, these events could decrease demand for our products, could make it difficult or impossible for us to deliver products or could disrupt our supply chain. We may also be impacted by actions by foreign governments, including currency devaluation, tariffs and nationalization, where our facilities, customers and/or suppliers are located. Furthermore, as a result of changes to U.S. administrative policy, there may be changes to existing trade agreements, like the North American Free Trade Agreement, greater restrictions on free trade generally, or the enactment of or increases in tariffs, which could have an adverse impact on our operating results and financial position. Such changes to foreign or U.S. policies could also disrupt manufacturing and commercial operations. In addition, our foreign operations make us subject to certain U.S. and foreign laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, the trade sanctions laws and regulations administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the Foreign Corrupt Practices Act, and the U.K. Bribery Act. A violation of these laws and regulations could adversely affect our business, financial condition, and results of operations and reputation.
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
In the ordinary course of business, we collect and store sensitive data and information, including our proprietary and regulated business information and that of our customers, suppliers and business partners, as well as personally identifiable information about our employees. We depend on our information systems to successfully manage our business. We have taken steps to maintain adequate data security by implementing security technologies, internal controls, and network and data center resiliency and recovery processes. However, any inability to successfully manage these systems, including matters related to system and data security, privacy, reliability, compliance, performance and access, as well as any inability of these systems to fulfill their intended purpose within our business, could have an adverse effect on our business.

Despite our efforts, our information systems, like those of other companies, are susceptible to damage or interruption due to natural disasters, power loss, telecommunications failures, viruses, breaches of security, system upgrades or new system implementations. Furthermore, our security measures may not detect or prevent all security threats, whether from intentional or inadvertent breaches by our employees or attacks designed to gain unauthorized access to our systems, networks and data, such as denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions. Any operational failure or breach of security from increasingly sophisticated cyber threats could lead to the loss or disclosure of both our and our customers’ financial, product and other confidential information, result in regulatory actions and legal proceedings, or have an adverse effect on our business and reputation.
The Company experienced a malware attack on its computer systems at its Milwaukee, Wisconsin and Munnsville, New York locations that potentially compromised information from approximately July 25, 2017 to July 28, 2017.  Immediate steps were taken to both contain and thoroughly investigate the attack.  The investigation revealed no evidence of actual misuse of any information.  The Company provided notice of the attack to the media, various state and federal agencies and potentially affected individuals in accordance with applicable legal requirements and also offered credit monitoring and identity theft services free of charge to such individuals.  In addition, the Company implemented process and technology improvements to enhance its protections.  However, attackers may outpace currently available malware preventative technologies and as a result, there can be no assurance that the Company will not experience another malware attack in the future.
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

We are in the process of upgrading our global ERP system which went live on July 9, 2018. This upgrade will affect many of our existing operating and financial systems. This is a major undertaking both financially and from a management and personnel perspective. Should the upgrade not be implemented successfully and within budget, or if the system does not perform in a satisfactory manner, it could be disruptive and adversely affect our operations and results of operations, including our ability to report accurate and timely financial results.
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
The Company maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As the Company’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 5.4 million square feet, of which 56% is owned. Facilities outside of the United States occupy approximately 0.9 million square feet, of which 28% is owned. Certain of the Company’s facilities are leased through operating lease agreements. See Note 9 to the Consolidated Financial Statements for information on the Company’s operating leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of July 1, 2018:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing, office and warehouse	Owned and Leased	Engines
McDonough, Georgia	Warehouse	Owned and Leased	Products
Statesboro, Georgia	Manufacturing, office and warehouse	Owned and Leased	Engines
Murray, Kentucky	Manufacturing, office and warehouse	Owned and Leased	Engines
Lee's Summit, Missouri	Manufacturing, office and warehouse	Leased	Products
Poplar Bluff, Missouri	Manufacturing, office and warehouse	Owned and Leased	Engines
Holdrege, Nebraska	Manufacturing, office and warehouse	Owned	Products
Munnsville, New York	Manufacturing and office	Owned	Products
Sherrill, New York	Manufacturing, office and warehouse	Leased	Products
Orangeburg, South Carolina	Distribution	Leased	Engines
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines, Products
Milwaukee, Wisconsin	Distribution	Leased	Engines, Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Products, Corporate

Non-U.S. Locations:
Melbourne, Australia	Office and warehouse	Leased	Engines, Products
Sydney, Australia	Manufacturing, office and warehouse	Leased	Products
Curitiba, Brazil	Office and warehouse	Leased	Engines, Products
Mississauga, Canada	Office and warehouse	Leased	Products
Chongqing, China	Manufacturing, office and warehouse	Owned	Engines
Shanghai, China	Office and warehouse	Leased	Engines, Products
Queretaro, Mexico	Office and warehouse	Leased	Engines, Products
Wijchen, Netherlands	Distribution and office	Leased	Engines, Products

On August 17, 2018, the Company announced its decision to consolidate a number of its smaller existing warehouses throughout the U.S. into two large warehouses in Germantown, Wisconsin and Auburn, Alabama. Both facilities are expected to be operational in the fourth quarter of fiscal 2019.

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

In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings and related matters, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the decision of the appellate court. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of July 1, 2018.

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
TODD J. TESKE, 53 Chairman, President & Chief Executive Officer (1)(2)
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

KATHRYN M. BUONO, 56 Vice President, General Counsel & Corporate Secretary (3)
Ms. Buono was elected to her position effective April 2015 (initially with the title Vice President, General Counsel & Secretary).  Prior to joining Briggs & Stratton, she held the position of Managing Partner of the Milwaukee, Wisconsin office of the Quarles & Brady LLP law firm from March 2014 through December 2014 and was a partner practicing in its Business Law Group from 1996 through 2014.

RANDALL R. CARPENTER, 61 Vice President Corporate Marketing
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

DAVID G. DEBAETS, 55 Vice President Operations – Engines & Power
Mr. DeBaets was elected to his current position effective September 2015 (initially with the title Vice President - Global Engines Operations). He previously served as Vice President - North American Operations from 2007 through August 2015 and as Vice President and General Manager - Large Engine Division from 2000 to 2007.

ANDREA L. GOLVACH, 47 Vice President & Treasurer
Ms. Golvach was elected to her current position effective November 2011 after serving as Vice President of Treasury from May 2011 to November 2011. Prior to joining Briggs & Stratton, she held the position of Director of Finance & Cash Management at Harley-Davidson, Inc., a global motorcycle manufacturer, from 2007 to 2011.

RACHELE M. LEHR, 41 Vice President Human Resources
Ms. Lehr was elected to her current position in August 2018, to be effective as of September 1, 2018. She previously served as Vice President Human Resources (an appointed position) from July 2015 through August 2018. Prior to then, she served as Human Resources Senior Director from March 2015 through June 2015, as Human Resources Director from June 2013 through February 2015, and as Controller from April 2010 through May 2013.

Name, Age, Position	Business Experience for At Least Past Five Years
HAROLD L. REDMAN, 53 Senior Vice President & President – Turf & Consumer Products
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

WILLIAM H. REITMAN, 62 Senior Vice President & President – Support
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

DAVID J. RODGERS, 47 Senior Vice President & President – Engines & Power
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

MARK A. SCHWERTFEGER, 41 Senior Vice President & Chief Financial Officer (4)
Mr. Schwertfeger was elected to his current position effective August 2015. He previously served as Vice President & Controller (an executive officer position) from 2014 to 2015; as Corporate Controller from 2010 to 2014; and as International Controller from 2008 to 2010. Prior to joining Briggs & Stratton, he held the position of Director with KPMG LLP., a public accounting firm.

JEFFREY M. ZEILER, 49 Vice President Product Innovation
Mr. Zeiler was elected to his current position in August 2018, to be effective as of September 1, 2018. He previously served as Vice President Product Innovation (an appointed position) from January 2013 through August 2018. Prior to joining Briggs & Stratton, he held the position of Senior Vice President of Business Development at Milwaukee Electric Tool Corp., a manufacturer of heavy-duty power tools, accessories and hand tools for professional users.

(1) Officer is also the Company's principal executive officer and a Director of Briggs & Stratton.
(2) Member of the Board of Directors Executive Committee.
(3) Officer also serves as the Company's principal compliance officer.
(4) Officer also serves as the Company's principal financial officer.

Officers are elected annually and serve until they resign, die, are removed, or a different person is appointed to the office.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Briggs & Stratton common stock is traded on the NYSE under the symbol “BGG”. Information required by this Item is incorporated by reference from the “Quarterly Financial Data, Dividend and Market Information" (unaudited), included in Item 8 of this report.
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended July 1, 2018.

2018 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 2, 2018 to April 29, 2018	29,158	$20.57	29,158	$71,209,186
April 30, 2018 to May 27, 2018	45,503	18.18	45,503	70,381,941
May 28, 2018 to July 1, 2018	9,716	18.01	9,716	50,000,000
Total Fourth Quarter	84,377	$22.06	84,377	$50,000,000
(1) On April 21, 2016, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 29, 2018. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. On April 25, 2018 the Board of Directors authorized an additional $50 million under the share repurchase program with an expiration date of June 30, 2020.
Five-year Stock Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) at the close of business on June 30, 2013 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2018(1)	2017	2016(2)	2015(3)	2014(4)
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
NET SALES	$1,881,294	$1,786,103	$1,808,778	$1,894,750	$1,859,060
GROSS PROFIT	398,082	383,829	362,455	359,099	346,783
PROVISION FOR INCOME TAXES	22,421	23,011	8,795	11,271	8,787
NET INCOME (LOSS)	(11,320)	56,650	26,561	45,687	28,347
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	(0.28)	1.31	0.61	1.00	0.59
Diluted	(0.28)	1.31	0.60	1.00	0.59
PER SHARE OF COMMON STOCK:
Cash Dividends	0.56	0.56	0.54	0.50	0.48
Shareholders’ Investment	$13.56	$13.26	$11.47	$12.94	$14.50
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	42,068	42,178	43,019	44,392	46,366
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	42,068	42,263	43,200	44,442	46,436
OTHER DATA
SHAREHOLDERS’ INVESTMENT	$570,424	$559,334	$493,626	$574,250	$672,434
LONG-TERM DEBT	199,954	221,793	221,339	222,685	222,159
TOTAL ASSETS (5)	1,443,966	1,450,979	1,456,667	1,456,424	1,446,865
PLANT AND EQUIPMENT	1,175,165	1,104,583	1,056,893	1,035,326	1,035,848
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	422,080	364,880	326,273	314,838	297,007
PROVISION FOR DEPRECIATION	53,783	51,855	49,973	48,496	47,190
EXPENDITURES FOR PLANT AND EQUIPMENT	103,203	83,141	64,161	71,710	60,371
WORKING CAPITAL (5)	$295,100	$359,063	$377,700	$414,256	$518,190
Current Ratio (5)	1.8 to 1	2.1 to 1	2.2 to 1	2.2 to 1	2.7 to 1
NUMBER OF EMPLOYEES AT YEAR-END	5,185	5,300	5,445	5,480	5,695
NUMBER OF SHAREHOLDERS AT YEAR-END	2,306	2,431	2,558	2,681	2,815
QUOTED MARKET PRICE:
High	$27.34	$25.92	$24.48	$21.09	$23.02
Low	$17.11	$17.90	$15.47	$17.14	$18.21

(1)
In fiscal 2018, the Company had business optimization expenses of $3.4 million after-tax or $0.08 per diluted share of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $11.4 million after-tax or $0.26 per diluted share of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities, non-cash charges of $29.6 after-tax or $0.70 per diluted share related to the pension settlement. The Company recognized in interest expense $1.6 million after-tax or $0.04 per diluted share for premiums paid to repurchase senior notes after receiving unsolicited offers from bondholders. Tax expense also includes a $21.1 million or $0.49 per diluted share charge associated with the Tax Cuts and Jobs Act of 2017

(2)
In fiscal 2016, the Company had restructuring charges of $6.7 million after-tax or $0.15 per diluted share, acquisition-related charges of $0.2 million after-tax or less than $0.01 per diluted share, litigation charges of $1.8 million after-tax or $0.04 per diluted share, goodwill and tradename impairment charges of $9.4 million after-tax or $0.22 per share, pension settlement charges of $13.2 million after-tax or $0.30 per diluted share, and a gain on sale of investment in marketable securities of $2.8 million after-tax or ($0.07) per diluted share.

(3)	In fiscal 2015, the Company had restructuring charges of $17.7 million after-tax or $0.40 per diluted share and acquisition-related charges of $1.4 million after-tax or $0.03 per diluted share.

(4)
In fiscal 2014, the Company had goodwill and tradename impairment charges of $5.5 million after-tax or $0.12 per diluted share and restructuring charges of $5.2 million after-tax or $0.11 per diluted share.

(5)
As discussed in Note 3 and Note 7 in the Notes to Consolidated Financial Statements, the Company adopted Accounting Standards Update No. 2015-17, and retrospectively reclassified current “Deferred Income Tax Assets" to "Long-term Deferred Income Tax Assets” in the Selected Financial Data table.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
FISCAL 2018 COMPARED TO FISCAL 2017
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, pension settlement charges, charges as a result of the implementation of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and senior note repurchase premiums (in thousands, except per share data):

	For the fiscal year ended June
	2018 Reported	Adjustments(1)	2018 Adjusted(2)	2017 Reported	Adjustments(1)	2017 Adjusted(2)
Gross Profit:
Engines	$252,645	$2,854	$255,499	$262,036	$—	$262,036
Products	144,933	3,775	148,708	121,141	—	121,141
Inter-Segment Eliminations	504	—	504	652	—	652
Total	$398,082	$6,628	$404,710	$383,829	$—	$383,829

Engineering, Selling, General and Administrative Expenses:
Engines	$247,201	$48,096	$199,105	$184,496	$—	$184,496
Products	126,944	4,339	122,605	113,042	—	113,042
Total	$374,145	$52,435	$321,711	$297,538	$—	$297,538

Equity in Earnings of Unconsolidated Affiliates
Engines	$5,234	$2,964	$8,198	$6,625	$—	$6,625
Products	4,023	—	4,023	4,431	—	4,431
Total	$9,257	$2,964	$12,221	$11,056	$—	$11,056

Segment Income (3):
Engines	$10,678	$53,913	$64,591	$84,165	$—	$84,165
Products	22,012	8,113	30,125	12,530	—	12,530
Inter-Segment Eliminations	504	—	504	652	—	652
Total	$33,194	$62,026	$95,220	$97,347	$—	$97,347

Interest Expense	$(25,320)	$2,228	$(23,092)	$(20,293)	$—	$(20,293)

Income Before Income Taxes	11,101	64,254	75,355	79,661	—	79,661
Provision (Credit) for Income Taxes	22,421	(2,836)	19,585	23,011	—	23,011
Net Income (Loss)	$(11,320)	$67,090	$55,770	$56,650	$—	$56,650

Earnings (Loss) Per Share
Basic	$(0.28)	$1.57	$1.29	$1.31	$—	$1.31
Diluted	(0.28)	1.57	1.29	1.31	—	1.31

(1) For the twelve months of fiscal 2018, business optimization expenses include $4.8 million ($3.4 million after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $16.1 million ($11.4 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. ESG&A includes $41.2 million ($29.6 million after tax) of non-cash charges related to the pension settlement. Tax expense also includes a $21.1 million charge associated with the Tax Cuts and Jobs Act of 2017 comprised of $13.8 million to revalue deferred tax assets and liabilities and $7.3 million to record the impact of the inclusion of foreign earnings. The company recognized in interest expense $2.2 million ($1.6 million after tax) for premiums paid to repurchase senior notes after receiving unsolicited offers from bondholders. For the twelve months of fiscal 2017, there were no adjustments.
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
Net Sales
Consolidated net sales for fiscal 2018 were $1.88 billion. Consolidated net sales increased $95.2 million or 5.3% from fiscal 2017. Fiscal 2018 net sales of commercial products increased by approximately 16% to $505 million.
Engines segment net sales for fiscal 2018 were $1.06 billion, which was $32.5 million or 3.0% lower than the prior year. Sales were lower in North America due to certain channel partners taking a cautious approach to ordering inventory due to a delayed start of spring weather and a desire to further reduce channel inventory in advance of anticipated brand transitions next season. Sales into Europe were lower due to customers taking a cautious approach to ordering due to a delayed start of spring weather and the desire of certain channel partners to reduce their inventory levels in advance of new emissions requirements on engines that begin in calendar 2019. Partially offsetting the decrease were higher sales of Vanguard commercial engines.
Products segment net sales for fiscal 2018 were $904.0 million, an increase of $125.6 million or 16.1% from the prior year. Net sales increased primarily due to higher sales of commercial lawn and garden and job site equipment and generators, which included approximately $55 million in shipments related to hurricane activity in fiscal 2018.
Gross Profit Percentage

The consolidated gross profit percentage was 21.2% in fiscal 2018, a decrease of 30 basis points from fiscal 2017.

Included in consolidated gross profit for fiscal 2018 were pre-tax charges of $6.6 million related to the business optimization program. Of these charges, $3.8 million was recorded in the Products segment, and $2.8 million was recorded in the Engines segment.
The Engines segment gross profit percentage for fiscal 2018 was 23.7%, which was lower than the 23.8% in fiscal 2017. Adjusted gross profit percentage (which only included adjustments in the current year) increased 20 basis points compared to last year due to manufacturing efficiency improvements. The improvement in gross margins was offset by 8% lower production volumes. Higher pricing offset material and freight cost increases.
The Products segment gross profit percentage for fiscal 2018 was 16.0%, which was higher than the 15.6% in fiscal 2017. Adjusted gross profit percentage (which only included adjustments in the current year) increased 80 basis points year over year due to the contribution margin from hurricane-related sales, favorable sales mix from proportionately higher sales of commercial products and higher pricing. The margin improvement was partially offset by a reduction in manufacturing throughput of approximately 3.5% and higher freight costs.
Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses were $374.1 million in fiscal 2018, an increase of $76.6 million or 25.7% from fiscal 2017.

Included in engineering, selling, general and administrative for fiscal 2018 were pre-tax charges of $52.4 million related to the business optimization program and pension settlement charges. Of these charges, $4.3 million was recorded in the Products segment for the business optimization program, and $48.1 million was recorded in the Engines segment for the business optimization program and pension settlement.

The Engines segment engineering, selling, general and administrative expenses were $247.2 million in fiscal 2018, or $62.7 million higher compared to fiscal 2017, primarily due to a $41.2 million pension settlement charge and $6.9 million of business optimization program charges in fiscal 2018. Adjusted engineering, selling, general and administrative expenses (which only included adjustments in the current year) were $14.6 million higher than fiscal 2017, primarily due to $2.9 million of higher spending related to the ERP upgrade, higher marketing costs, and funding growth initiatives.
The Products segment engineering, selling, general and administrative expenses were $126.9 million in fiscal 2018, an increase of $13.9 million from fiscal 2017. Adjusted engineering, selling, general and administrative expenses (which only included adjustments in the current year) were $9.6 million higher than fiscal 2017, primarily due to increased sales commissions, increased spend related to the ERP upgrade, higher marketing costs, and funding growth initiatives.
Interest Expense
Interest expense for fiscal 2018 was $25.3 million, which was $5.0 million higher than fiscal 2017 due to premiums paid to repurchase senior notes after receiving unsolicited offers. Adjusted interest expense (which only included adjustments in the current year) was $2.8 million higher than fiscal 2017 primarily due to increased average net borrowings and higher interest rates.
Provision for Income Taxes
On December 22, 2017, the U.S. government enacted significant tax legislation commonly referred to as the Tax Act. As a result of the Tax Act, the Company was subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and a U.S. federal statutory corporate income tax rate of 21% in future fiscal years. Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have favorable impact on our future consolidated tax expense and operating cash flows.
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
The Company is also in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of July 1, 2018, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation of its foreign earnings. In the second quarter of fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $25 million of its foreign earnings. During the third quarter of fiscal 2018, the Company made distributions from its foreign earnings related to the assertion removal in the second quarter of approximately $18 million. The Company has recorded the estimated tax impact in its financial statements and continues to evaluate its cash needs and strategic opportunities to repatriate cash.
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
Business Optimization Program
The Company made progress on implementing its previously announced business optimization program during fiscal 2018. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, expanding Ferris commercial mower production capacity in a new, modern facility which is located close to the current manufacturing facility in New York, and the implementation of an ERP upgrade.
Production of Vanguard engines in the Company’s U.S. plants began in the fourth quarter of fiscal 2018 and is expected to be phased in through the middle of fiscal 2019. Currently, the majority of Vanguard engines are sourced from overseas. Production of Ferris commercial mowers began in the new facility in the fourth quarter of fiscal 2018, and the exit from the existing plant and remote warehouse is planned for fiscal 2019. The business optimization program also includes the project costs for the integration and go-live efforts associated with the Company’s ERP upgrade and the anticipated operational excellence efficiency improvements. The Company went live with the ERP upgrade on July 9, 2018.
For fiscal 2018, the Company recorded business optimization charges of $20.9 million ($14.8 million after tax or $0.34 per diluted share). Total pre-tax expenses related to the business optimization program are expected to be approximately $50 million to $55 million. The business optimization program is projected to generate $30 million to $35 million of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates the future annual savings will be achieved over a three-year period beginning in fiscal 2019.

FISCAL 2017 COMPARED TO FISCAL 2016
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding restructuring charges, acquisition-related charges, litigation charges, pension settlement charges, goodwill and tradename impairments, and a gain on the sale of investment in marketable securities (in thousands, except per share data):

	For the fiscal year ended June
	2017 Reported	Adjustments(1)	2017 Adjusted (2)	2016 Reported	Adjustments(1)	2016 Adjusted (2)
Gross Profit:
Engines	$262,036	$—	$262,036	$252,833	$11,599	$264,432
Products	121,141	—	121,141	110,944	7,943	118,887
Inter-Segment Eliminations	652	—	652	(1,322)	—	(1,322)
Total	$383,829	$—	$383,829	$362,455	$19,542	$381,997

Engineering, Selling, General and Administrative Expenses:
Engines	$184,496	$—	$184,496	$193,716	$11,935	$181,781
Products	113,042	—	113,042	111,766	26	111,740
Total	$297,538	$—	$297,538	$305,482	$11,961	$293,521

Segment Income (Loss) (3):
Engines	$84,165	$—	$84,165	$60,645	$24,424	$85,069
Products	12,530	—	12,530	(9,775)	19,451	9,676
Inter-Segment Eliminations	652	—	652	(1,322)	—	(1,322)
Total	$97,347	$—	$97,347	$49,548	$43,875	$93,423

Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates (3)	—	—	—	3,187	—	3,187
Income from Operations	$97,347	$—	$97,347	$46,361	$43,875	$90,236

Income Before Income Taxes	79,661	—	79,661	35,356	40,532	75,888
Provision for Income Taxes	23,011	—	23,011	8,795	12,104	20,899
Net Income	$56,650	$—	$56,650	$26,561	$28,428	$54,989

Earnings Per Share
Basic	$1.31	$—	$1.31	$0.61	$0.64	$1.25
Diluted	1.31	—	$1.31	0.60	0.65	$1.25
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
The Engines segment engineering, selling, general and administrative expenses were $184.5 million in fiscal 2017, or $9.2 million lower compared to fiscal 2016, primarily due to $9.1 million of pension settlement charges and $2.8 million of litigation charges in fiscal 2016. Adjusted engineering, selling, general and administrative expenses (which only included adjustments in the prior year) were $2.7 million higher than fiscal 2016, primarily due to $4.0 million of higher spend related to an ERP system upgrade.

The Products segment engineering, selling, general and administrative expenses were $113.0 million in fiscal 2017, an increase of $1.3 million from fiscal 2016 primarily due to $1.3 million of higher spend related to an ERP system upgrade.
Interest Expense
Interest expense for fiscal 2017 was $20.3 million, which was $0.3 million higher than fiscal 2016, due to higher borrowings on the Revolver during fiscal 2017.
Provision for Income Taxes
The effective tax rate for fiscal 2017 was 28.9%, compared to 24.9% in fiscal 2016. The tax rates for fiscal 2017 and 2016 were lower than the statutory rates primarily due to the U.S. research and development tax credit and foreign earnings in jurisdictions with tax rates that vary from the U.S. statutory rate. The tax rate for fiscal 2017 was also impacted by the reversal of previously recorded reserves as the result of the effective settlement of the Company’s IRS audit for its fiscal year 2010 and 2013 consolidated income tax returns and the establishment of a valuation allowance against the deferred tax assets of the Company’s Brazilian subsidiary.
Other Information
Prior to January 1, 2017, Briggs & Stratton Power Products Group, LLC was a wholly owned subsidiary of Briggs & Stratton Corporation. On January 1, 2017, Briggs & Stratton Power Products Group, LLC was merged with and into Briggs & Stratton Corporation.

Liquidity and Capital Resources
FISCAL YEARS 2018, 2017 AND 2016
Cash flows provided by operating activities for fiscal 2018 were $93 million compared to $90 million in fiscal 2017. The increase in cash provided by operating activities was primarily related to changes in working capital, including more rapid collections of accounts receivable partially offset by higher inventory levels due to timing of shipments. The improvement in operating cash flows was partially offset by a $30 million voluntary contribution made to the pension plan in the third quarter of fiscal 2018.
Cash flows provided by operating activities for fiscal 2017 were $90 million compared to $115 million in fiscal 2016. The decrease in cash provided by operating activities was primarily related to changes in working capital, including higher accounts receivable due to timing of sales and collections year over year.
Net cash used in investing activities was $109 million, $79 million, and $86 million in fiscal 2018, 2017 and 2016, respectively. These cash flows include capital expenditures of $103 million, $83 million, and $64 million in fiscal 2018, 2017 and 2016, respectively. The capital expenditures related primarily to investment in the ERP system upgrade, reinvestment in equipment, and new products and technology. In fiscal 2016, approximately $19 million of cash was used for an increased investment in an unconsolidated affiliate.
Net cash provided by (used in) financing activities was $0.4 million, ($39) million, and ($55) million in fiscal 2018, 2017 and 2016, respectively. In fiscal 2018, the Company repurchased treasury stock at a total cost of $10 million compared to $20 million and $37 million of stock repurchases in fiscal 2017 and 2016, respectively. In fiscal 2018, 2017, and 2016, the Company received proceeds and tax benefits of $4 million, $8 million, and $12 million, respectively, from the exercise of stock options. The Company paid cash dividends on its common stock of $24 million in each of fiscal 2018, 2017 and 2016. In fiscal 2018, cash used for financing activities was offset by cash provided by net revolver borrowings of $48 million and a long term note payable related to New Market Tax Credits of $8 million.
Given the Company's international operations, a portion of the Company's cash and cash equivalents is held in non-U.S. subsidiaries. The Company is in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. As of

July 1, 2018, approximately $36 million of the Company's $45 million of cash and cash equivalents was held in non-U.S. subsidiaries.
Future Liquidity and Capital Resources
On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2018 and 2016, the Company repurchased $22 million and $2 million, respectively, of the Senior Notes after receiving unsolicited offers from bondholders. There were no repurchases in fiscal 2017.
On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company's $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. There were $48 million of borrowings under the Revolver as of July 1, 2018. There were no borrowings under the Revolver as of July 2, 2017.
The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate, merge and dispose of assets, and enter into transactions with affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of July 1, 2018, the Company was in compliance with these covenants.
On April 21, 2016, the Board of Directors authorized $50 million in funds for use in the common share repurchase program which expired on June 29, 2018. On April 25, 2018, the Board of Directors authorized an additional $50 million in funds for use in the common share repurchase program expiring June 30, 2020. As of July 1, 2018, the total remaining authorization was $50 million. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2018, the Company repurchased 467,183 shares on the open market at a total cost of $10.3 million, or $22.07 per share. There were 995,655 shares repurchased in fiscal 2017 at a total cost of $19.7 million, or $19.77 per share.
The Company expects capital expenditures to be approximately $65 million in fiscal 2019. These anticipated expenditures reflect the Company's business optimization program as well as continued reinvestment in efficient equipment and innovative new products.
During fiscal 2018, the Company made $30 million in voluntary cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2019, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
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
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of July 1, 2018 is as follows (in thousands):

	Total	Fiscal 2019	Fiscal 2020-2021	Fiscal 2022-2023	Thereafter
Long-Term Debt	$200,888	$—	$200,888	$—	$—
Interest on Long-Term Debt	34,527	13,811	20,716	—	—
Operating Leases	104,334	16,080	23,648	14,517	50,089
Purchase Obligations	42,175	40,789	1,386	—	—
Other Liabilities (a)	94,000	—	—	30,000	64,000
	$475,924	$70,680	$246,638	$44,517	$114,089
(a) Includes an estimate of future expected funding requirements related to the Company's pension plans. Funding requirements related to pension plans are based upon current regulations and actuarial studies. The amounts included may change in the future depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations. Any further funding requirements for pension plans beyond fiscal 2027 cannot be estimated at this time. Because their future cash outflows are uncertain, liabilities for unrecognized tax benefits and other sundry items are excluded from the table above.
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
The Company tests goodwill using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the carrying values of each of the Company's reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company's budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.
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
The Company performed the annual impairment test on all of its reporting units as of July 1, 2018. A quantitative test indicated that the estimated fair value of the Engines reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed. At July 1, 2018, the Engines reporting unit had $137.4 million of goodwill.
The Company also performed a quantitative impairment test over its Products reportable segment, which consists of three reporting units, specifically Turf & Consumer, Standby Generators, and Job Site reporting units. The Standby Generators reporting unit does not have goodwill.
The impairment testing performed by the Company at July 1, 2018 indicated that the estimated fair value of the Turf & Consumer reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed. At July 1, 2018, the Turf & Consumer reporting unit had $13.8 million of goodwill.
The impairment testing performed by the Company at July 1, 2018 indicated that the estimated fair value of the Job Site reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed. At July 1, 2018, the Job Site reporting unit had $12.0 million of goodwill.
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

As discussed in Note 6 to the consolidated financial statements, the Company performed the annual impairment test on its indefinite-lived intangible assets as of July 1, 2018 and determined that no indefinite-lived intangible asset impairment existed. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation.
Definite-lived intangible assets consist primarily of customer relationships and patents. These definite-lived intangible assets are amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that an asset may be impaired.
Pension and Other Postretirement Plans
The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate, mortality tables, and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at July 1, 2018 used a discount rate of 4.30% and the determination of fiscal 2018 expense used an expected rate of return on plan assets of 7.10%. The discount rate was selected using a methodology that matches plan cash flows with a selection of Standard and Poor’s AA or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension service and interest costs by approximately $1.6 million. A 0.25% decrease in the expected return on plan assets would increase annual pension service and interest costs by approximately $2.2 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that investment performance has been in the top decile compared to other plans. Changes in the discount rate, mortality tables, and return on assets can have a significant effect on the funded status of the pension plans, shareholders' investment and related expense. The Company cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.
The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At July 1, 2018 and July 2, 2017, the fair value of plan assets was less than the projected benefit obligation by approximately $193 million and $246 million, respectively.
During fiscal 2018, the Company made $30 million in voluntary cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2019, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
During the fourth quarter of fiscal 2018, the Company annuitized a portion of the qualified pension plan obligation which removed approximately $100 million of pension benefit obligation and offsetting assets. This transaction resulted in a non-cash pre-tax charge of $41.2 million ($29.6 million after tax) during 2018.
In 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S. non-bargaining employees. The amendment froze accruals for all non-bargaining employees effective January 1, 2014.
The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $0.9 million and would increase the service and interest cost by $49 thousand. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $1.0 million and decrease the service and interest cost by $51 thousand.

For pension and postretirement benefits, actuarial gains and losses are accounted for in accordance with U.S. GAAP. Refer to Note 15 of the Notes to the Consolidated Financial Statements for additional discussion.
Contingent Liabilities
The Company has contingent liabilities related to litigation and claims that arise in the normal course of business. The Company accrues for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. Liabilities are recorded based on management’s current judgments as to the probable and reasonably estimable outcome of the contingencies. To the extent that management’s future judgments related to the outcome of the contingencies differ from current expectations or as additional information becomes available, earnings could be impacted in the period such changes occur. See Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements for a description of these matters.
New Accounting Pronouncements
Refer to Note 3 of the Notes to the Consolidated Financial Statements.
Other Matters
Labor Agreements
The Company has collective bargaining agreements with its unions. These collective bargaining agreements cover approximately 10% of the total employees as of July 1, 2018. The Labor Agreement with United Steelworkers Local 2-232 expired on July 31, 2017. This agreement covered 424 hourly employees in the Wauwatosa, Milwaukee and Menomonee Falls, Wisconsin facilities. The Company and the union have met and the Company implemented its final offer to the Union on June 14, 2018, but remains hopeful that the parties will continue to work together to reach a new agreement. At the present time the Company does not anticipate a work stoppage. The Company has another collective bargaining agreement with its remaining union workforce which expires during calendar 2020.
Emissions
The United States Environmental Protection Agency (EPA) has adopted multiple stages of emission regulations for small air cooled engines. The Company currently has a full product offering that complies with the standards in those regulations.
Canada has recently adopted an updated regulation aligning its requirements to US EPA Phase 3, fully taking effect January 1, 2019 for Briggs & Stratton. The Company does not anticipate that compliance with these revisions will have a material adverse effect on its financial position or operations, as they will be substantially similar to the existing EPA standards.
The California Air Resources Board (CARB) made revisions to its existing evaporative emission regulations for small off road engines. The Company does not anticipate that compliance with these revisions will have a material adverse effect on its financial position or operations. CARB has also announced its 2030 Plan which contemplates changing the emission regulations for all mobile sources, however no date of implementation or expectation of emission reductions has been formally announced.
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
Australia has released an emission regulation aligning requirements with EU Stage II, EU Stage V and EPA Phase 3 requirements beginning July 1, 2018.The Company does not anticipate that compliance with these new regulations will have a material adverse effect on its financial position or operations as they are expected to be substantially similar to EPA standards.
China announced that it will be adopting exhaust and evaporative emission regulations for small air cooled engines that align with the EPA's Phase 3 standards to be effective in 2020. The Company does not anticipate that compliance with these standards will have a material adverse effect on its financial position or operations as they are expected to be substantially similar to the EPA's Phase 3 standards.

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
At July 1, 2018, the Company had the following forward foreign exchange contracts outstanding with the notional value shown in local currency and the fair value and fair value (gains) losses shown in U.S. dollars (in thousands):

Hedge Currency	Notional Value	Fair Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	35,833	$26,558	U.S.	$(1,322)
Brazilian Real	28,822	$7,571	U.S.	$(889)
Canadian Dollar	14,430	$11,020	U.S.	$(373)
Chinese Renminbi	62,209	$9,324	U.S.	$(90)
Euro	32,592	$38,603	U.S.	$(1,045)
Japanese Yen	587,500	$5,324	U.S.	$—
Amounts invested in the Company's non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Shareholders’ Investment decreased by $4.2 million during fiscal 2018. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on July 1, 2018 was approximately $293.1 million.
Commodity Prices
The Company is exposed to fluctuating market prices for commodities, including steel, natural gas, and aluminum. The Company has established programs to manage commodity price fluctuations through financial and physical contracts. The maturities of these contracts coincide with the expected usage of the commodities for periods up to the next thirty-six months.

At July 1, 2018 the Company had the following outstanding commodity derivative contracts with the fair value (gains) losses shown (in thousands):

Hedge Commodity	Notional Value	Fair Value	(Gain) Loss at Fair Value
Natural Gas (Therms)	10,553	$3,392	$(8)
Interest Rates
The Company is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions. On July 1, 2018, long-term loans consisted of the following (in thousands):

Description	Amount	Maturity	Interest Rate
6.875% Senior Notes	$200,888	December 2020	6.875%
The Senior Notes carry a fixed rate of interest and are therefore not subject to market fluctuation.

The Company is also exposed to interest rate risk associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories through third party financing sources. The Company enters into interest rate swaps to manage a portion of this interest rate risk. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 2.00% for a notional principal amount of $110 million with expiration dates ranging from May 2019 to December 2021.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JULY 1, 2018 AND JULY 2, 2017
(in thousands)

ASSETS	2018	2017
CURRENT ASSETS:
Cash and Cash Equivalents	$44,923	$61,707
Receivables, Less Reserves of $2,608 and $2,645, Respectively	182,801	230,011
Inventories:
Finished Products	290,108	265,720
Work in Process	111,409	102,187
Raw Materials	10,314	6,972
Total Inventories	411,831	374,879
Prepaid Expenses and Other Current Assets	39,651	22,844
Total Current Assets	679,206	689,441
GOODWILL	163,200	161,649
INVESTMENTS	50,960	51,677
OTHER INTANGIBLE ASSETS, Net	95,864	100,595
LONG-TERM DEFERRED INCOME TAX ASSET	12,149	64,412
OTHER LONG-TERM ASSETS, Net	20,507	18,325
PLANT AND EQUIPMENT:
Land and Land Improvements	15,188	15,179
Buildings	134,896	135,226
Machinery and Equipment	879,535	867,445
Construction in Progress	145,546	86,733
	1,175,165	1,104,583
Less - Accumulated Depreciation	753,085	739,703
Total Plant and Equipment, Net	422,080	364,880
	$1,443,966	$1,450,979

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JULY 1, 2018 AND JULY 2, 2017
(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2018	2017
CURRENT LIABILITIES:
Accounts Payable	$204,173	$193,677
Short-Term Debt	48,036	—
Accrued Liabilities:
Wages and Salaries	41,136	43,061
Warranty	29,546	28,640
Accrued Postretirement Health Care Obligation	8,418	9,755
Other	52,797	55,245
Total Accrued Liabilities	131,897	136,701
Total Current Liabilities	384,106	330,378
ACCRUED PENSION COST	189,872	242,908
ACCRUED EMPLOYEE BENEFITS	20,196	21,897
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	30,186	35,132
ACCRUED WARRANTY	15,781	14,468
OTHER LONG-TERM LIABILITIES	33,447	25,069
LONG-TERM DEBT	199,954	221,793
COMMITMENTS AND CONTINGENCIES (Note 12)
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	76,408	73,562
Retained Earnings	1,071,480	1,107,033
Accumulated Other Comprehensive Loss	(252,272)	(300,026)
Treasury Stock at Cost, 15,237 and 15,074 Shares, Respectively	(325,771)	(321,814)
Total Shareholders’ Investment	570,424	559,334
	$1,443,966	$1,450,979

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

FOR THE FISCAL YEARS ENDED JULY 1, 2018, JULY 2, 2017 AND JULY 3, 2016
(in thousands, except per share data)

	2018	2017	2016
NET SALES	$1,881,294	$1,786,103	$1,808,778
COST OF GOODS SOLD	1,483,212	1,402,274	1,438,166
RESTRUCTURING CHARGES	—	—	8,157
Gross Profit	398,082	383,829	362,455
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	374,145	297,538	305,482
RESTRUCTURING CHARGES	—	—	2,038
GOODWILL IMPAIRMENT	—	—	7,651
TRADENAME IMPAIRMENT	—	—	2,683
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	9,257	11,056	1,760
Income from Operations	33,194	97,347	46,361
INTEREST EXPENSE	(25,320)	(20,293)	(20,033)
OTHER INCOME, Net	3,227	2,607	9,028
Income Before Income Taxes	11,101	79,661	35,356
PROVISION FOR INCOME TAXES	22,421	23,011	8,795
NET INCOME (LOSS)	$(11,320)	$56,650	$26,561

EARNINGS (LOSS) PER SHARE
Basic	$(0.28)	$1.31	$0.61
Diluted	$(0.28)	$1.31	$0.60

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	42,068	42,178	43,019
Diluted	42,068	42,263	43,200

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

FOR THE FISCAL YEARS ENDED JULY 1, 2018, JULY 2, 2017 AND JULY 3, 2016
(in thousands)

	2018	2017	2016
Net Income (Loss)	$(11,320)	$56,650	$26,561
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(4,184)	(881)	(4,746)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax Provision (Benefit) of $2,552, $886, and ($1,659), respectively	6,562	1,476	(2,764)
Unrecognized Pension & Postretirement Obligation, Net of Tax Provision (Benefit) of $17,646, $22,697, and ($31,098), respectively	45,376	37,829	(51,830)
Other Comprehensive Income (Loss)	47,754	38,424	(59,340)
Total Comprehensive Income (Loss)	$36,434	$95,074	$(32,779)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JULY 1, 2018, JULY 2, 2017 AND JULY 3, 2016
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JUNE 28, 2015	$579	$77,272	$1,071,493	$(279,110)	$(295,984)	574,250
Net Income	—	—	26,561	—	—	26,561
Total Other Comprehensive Loss, Net of Tax	—	—	—	(59,340)	—	(59,340)
Cash Dividends Paid ($0.54 per share)	—	—	(23,617)	—	—	(23,617)
Stock Option Activity, Net of Tax	—	(1,955)	—	—	15,111	13,156
Restricted Stock	—	(3,058)	—	—	584	(2,474)
Amortization of Unearned Compensation	—	3,255	—	—	—	3,255
Deferred Stock	—	(3,461)	—	—	2,495	(966)
Deferred Stock - Directors	—	(33)	—	—	275	242
Treasury Stock Purchases	—	—	—	—	(37,441)	(37,441)
BALANCES, JULY 3, 2016	$579	$72,020	$1,074,437	$(338,450)	$(314,960)	$493,626
Net Income	—	—	56,650	—	—	56,650
Total Other Comprehensive Loss, Net of Tax	—	—	—	38,424	—	38,424
Cash Dividends Paid ($0.56 per share)	—	—	(24,054)	—	—	(24,054)
Stock Option Activity, Net of Tax	—	(1,628)	—	—	8,551	6,923
Restricted Stock	—	(3,439)	—	—	2,506	(933)
Amortization of Unearned Compensation	—	3,336	—	—	—	3,336
Deferred Stock	—	(655)	—	—	1,675	1,020
Deferred Stock - Directors (1)	—	3,928	—	—	94	4,022
Treasury Stock Purchases	—	—	—	—	(19,680)	(19,680)
BALANCES, JULY 2, 2017	$579	$73,562	$1,107,033	$(300,026)	$(321,814)	$559,334
Net Loss	—	—	(11,320)	—	—	(11,320)
Total Other Comprehensive Income, Net of Tax	—	—		47,754	—	47,754
Cash Dividends Paid ($0.56 per share)	—	—	(23,951)	—	—	(23,951)
Stock Option Activity, Net of Tax	—	1,889	—	—	3,943	5,832
Restricted Stock	—	(3,119)	—	—	1,763	(1,356)
Amortization of Unearned Compensation	—	3,770	—	—	—	3,770
Deferred Stock	—	(489)	—	—	649	160
Deferred Stock - Directors	—	795	(282)	—	—	513
Treasury Stock Purchases	—	—		—	(10,312)	(10,312)
BALANCES, JULY 1, 2018	$579	$76,408	$1,071,480	$(252,272)	$(325,771)	$570,424
(1) See Note 13 for additional discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JULY 1, 2018, JULY 2, 2017 AND JULY 3, 2016
(in thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(11,320)	$56,650	$26,561
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	58,258	56,183	54,400
Stock Compensation Expense	6,675	4,923	5,109
Goodwill and Tradename Impairment	—	—	10,334
Pension Settlement Expense	41,157	—	20,245
Equity in Earnings of Unconsolidated Affiliates	(12,230)	(11,056)	(4,947)
Dividends Received from Unconsolidated Affiliates	10,911	9,067	6,119
Loss on Disposition of Plant and Equipment	1,915	857	751
Provision for Deferred Income Taxes	35,351	10,316	2,194
Cash Contributions to Qualified Pension Plans	(30,000)	—	—
Non-Cash Restructuring Charges	—	—	3,903
Change in Operating Assets and Liabilities:
Accounts Receivable	47,180	(41,655)	23,917
Inventories	(37,446)	11,204	(7,933)
Other Current Assets	(4,759)	(1,759)	1,231
Accounts Payable, Accrued Liabilities and Income Taxes	(10,345)	8,152	(14,016)
Other, Net	(2,624)	(12,538)	(12,941)
Net Cash Provided by Operating Activities	92,723	90,344	114,927
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures (1)	(103,203)	(83,141)	(64,161)
Cash Paid for Acquisitions, Net of Cash Acquired	(1,800)	—	(3,074)
Cash Paid for Investment in Unconsolidated Affiliates	—	—	(19,100)
Proceeds Received on Disposition of Plant and Equipment	339	1,027	1,359
Proceeds on Sale of Investment in Marketable Securities	—	3,343	—
Increase to Restricted Cash	(4,295)	—	—
Other, Net	—	—	(860)
Net Cash Used in Investing Activities	(108,959)	(78,771)	(85,836)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	48,036	—	—
Long Term Note Payable	7,685	—	—
Repayments on Long-Term Debt	(22,261)	—	(1,851)
Debt Issuance Costs	(1,154)	—	(932)
Cash Dividends Paid	(23,951)	(24,054)	(23,617)
Stock Option Exercise Proceeds	3,772	7,770	12,389
Payment of Acquisition Contingent Liability	—	(1,625)	—
Payments Related to Shares Withheld for Taxes for Stock Compensation	(1,396)	(1,750)	(3,104)
Treasury Stock Purchases	(10,312)	(19,680)	(37,441)
Net Cash Provided by (Used in) Financing Activities	419	(39,339)	(54,556)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(967)	(366)	(3,086)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,784)	(28,132)	(28,551)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR	61,707	89,839	118,390
CASH AND CASH EQUIVALENTS END OF YEAR	$44,923	$61,707	$89,839
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$24,075	$19,422	$18,804
Income Taxes Paid	$606	$4,683	$5,980
(1) Non-cash investing activity: The change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable and accruals is $ $9.1 million and $8.4 million for fiscal year 2018 and 2017, and is not material for fiscal year 2016.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

 FOR THE FISCAL YEARS ENDED JULY 1, 2018, JULY 2, 2017 AND JULY 3, 2016
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
(2) Summary of Significant Accounting Policies:
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. The 2018 and 2017 fiscal years were each 52 weeks long, and the 2016 fiscal year was 53 weeks long. All references to years relate to fiscal years rather than calendar years.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its majority owned domestic and foreign subsidiaries after elimination of intercompany accounts and transactions. Investments in companies for which the Company has significant influence are accounted for by the equity method.
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
Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 50% of total inventories at July 1, 2018 and 51% at July 2, 2017. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $65.4 million and $63.0 million higher at the end of fiscal 2018 and 2017, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.
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
The Company performed the required impairment tests in fiscal 2018, 2017 and 2016. There were no goodwill impairment charges or other intangible asset impairment charges recorded in fiscal 2018 or fiscal 2017. The Company recorded non-cash goodwill impairment charges and non-cash intangible asset impairment charges in fiscal 2016. Refer to Note 6 for a discussion of the non-cash goodwill impairment charges and the non-cash intangible asset impairment charges recorded in fiscal 2016.
Investments: Investments represent the Company’s investments in unconsolidated affiliated companies.
Financial information of the unconsolidated affiliated companies are accounted for by the equity method, generally on a lag of one month or less. Combined results of operations of unconsolidated affiliated companies for the fiscal year (in thousands):

	2018	2017	2016
Results of Operations:
Sales	$324,931	$321,938	$287,728
Cost of Goods Sold	248,585	244,346	222,426
Gross Profit	$76,346	$77,592	$65,302
Net Income	$22,158	$22,217	$20,258
Combined balance sheets of unconsolidated affiliated companies as of fiscal year-end (in thousands):

	2018	2017
Financial Position:
Assets:
Current Assets	$150,382	$157,117
Noncurrent Assets	45,186	54,748
	195,568	211,865
Liabilities:
Current Liabilities	$54,007	$61,346
Noncurrent Liabilities	20,027	25,399
	74,034	86,745
Equity	$121,534	$125,120
Net sales to equity method investees were approximately $107.2 million, $113.6 million and $98.9 million in 2018, 2017 and 2016, respectively. Purchases of finished products from equity method investees were approximately $115.5 million, $94.9 million and $112.2 million in 2018, 2017 and 2016, respectively.

Beginning in fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC (the venture) to distribute service parts in the United States. During fiscal years 2014 through 2016, the venture acquired other independent distributors. During fiscal 2016, the Company contributed $19.1 million in cash as well as non-cash assets in exchange for receiving an additional ownership interest in the venture. Also during fiscal 2016, the venture achieved a national distribution network. The Company uses the equity method to account for this investment, and the earnings of the unconsolidated affiliate are allocated between the Engines and Products segments. As of July 1, 2018 and July 2, 2017, the Company's total investment in the venture was $25.2 million and $27.4 million, respectively, and its ownership percentage was 38.0%. The Company's equity method investments also include entities that are suppliers for the Engines segment.

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
Debt Issuance Costs: Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are capitalized and amortized to interest expense over the terms of the related credit agreements. The debt issuance costs are recorded as a direct deduction from the carrying value of the debt liability; however, the Company classifies debt issuance costs related to the revolving credit facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. Approximately $0.9 million of debt issuance costs and original issue discounts were amortized to interest expense in each of fiscal years 2018, 2017 and 2016, respectively.
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
Depreciation expense was approximately $53.8 million, $51.9 million and $50.0 million during fiscal years 2018, 2017 and 2016, respectively.
Impairment of Property, Plant and Equipment: Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected undiscounted cash flows is less than the carrying value of the related asset or group of assets, a loss is recognized for the difference between the fair value and carrying value of the asset or group of assets. Refer to Note 16 for impairments associated with restructuring actions.
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

	2018	2017
Balance, Beginning of Period	$43,108	$44,367
Payments	(23,704)	(27,336)
Provision for Current Year Warranties	24,436	25,513
Changes in Estimates	1,487	564
Balance, End of Period	$45,327	$43,108
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
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for end users to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales in fiscal 2018, 2017 and 2016 were financing costs, net of the related gain or loss on interest rate swaps, of $9.6 million, $7.3 million and $6.6 million, respectively.
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
Retirement Plans: The Company has noncontributory, defined benefit retirement plans and postretirement benefit plans covering certain employees. Retirement benefits represent a form of deferred compensation, which are subject to change due to changes in assumptions. Management reviews underlying assumptions on an annual basis. Refer to Note 15.
Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and recorded in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations. The amounts charged against income were $23.6 million, $23.0 million and $20.0 million in fiscal 2018, 2017 and 2016, respectively.
Advertising Costs: Advertising costs, included in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations, are expensed as incurred. These expenses totaled $19.8 million in fiscal 2018, $19.0 million in fiscal 2017 and $18.0 million in fiscal 2016.
Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2018, 2017 and 2016 was $5.6 million, $5.0 million and $5.2 million, respectively.
Foreign Currency Translation: Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment. Foreign currency transaction gains and losses are included in the results of operations in the period incurred. The Company recorded pre-tax foreign currency transaction gains (losses) of $(0.6) million, $0.8 million, and $2.6 million during fiscal 2018, 2017, and 2016, respectively.
Earnings (Loss) Per Share: The Company computes earnings (loss) per share using the two-class method, an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared and participation rights in undistributed earnings. The Company’s unvested grants of restricted stock, restricted stock units, and deferred stock awards contain non-forfeitable rights to dividends (whether paid or unpaid), which are required to be treated as participating securities and included in the computation of basic (loss) earnings per share.

Information on earnings (loss) per share is as follows (in thousands except per share data):

	Fiscal Year Ended
	July 1, 2018	July 2, 2017	July 3, 2016
Net Income (Loss)	$(11,320)	$56,650	$26,561
Less: Earnings Allocated to Participating Securities	(301)	(1,274)	(497)
Net Income (Loss) available to Common Shareholders	$(11,621)	$55,376	$26,064
Average Shares of Common Stock Outstanding	42,068	42,178	43,019
Incremental Common Shares Applicable to Common Stock Options and Performance Shares Based on the Common Stock Average Market Price During the Period	—	85	181
Shares Used in Calculating Diluted Earnings Per Share	42,068	42,263	43,200
Adjustment for Participating Securities	—	792	722
Diluted Average Shares, Including Participating Securities	42,068	43,055	43,922
Basic Earnings (Loss) Per Share	$(0.28)	$1.31	$0.61
Diluted Earnings (Loss) Per Share	$(0.28)	$1.31	$0.60
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

	Fiscal Year Ended
	July 1, 2018	July 2, 2017	July 3, 2016
Options to Purchase Shares of Common Stock (in thousands)	—	—	408
Weighted Average Exercise Price of Options Excluded	$—	$—	$20.82
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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The guidance is applied on a retrospective basis, and will become effective for the Company in fiscal 2019, with early adoption available.  The Company has adopted this ASU effective July 2, 2018.

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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective beginning fiscal year 2019 under either full or modified retrospective adoption. The Company has adopted this ASU effective July 2, 2018 using the modified retrospective approach and this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

(4) Accumulated Other Comprehensive Income (Loss):
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Fiscal Year Ended July 1, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(24,744)	$(76)	$(275,206)	$(300,026)
Other Comprehensive Income (Loss) Before Reclassification	(4,184)	4,303	43,802	43,921
Income Tax Benefit (Expense)	—	(936)	(10,556)	(11,492)
Net Other Comprehensive Income (Loss) Before Reclassifications	(4,184)	3,367	33,246	32,429
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	4,795	—	4,795
Realized (Gains) Losses - Commodity Contracts (1)	—	96	—	96
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(251)	—	(251)
Amortization of Prior Service Costs (Credits) (2)	—	—	(1,255)	(1,255)
Amortization of Actuarial Losses (2)	—	—	18,785	18,785
Total Reclassifications Before Tax	—	4,640	17,530	22,170
Income Tax Expense (Benefit)	—	(1,445)	(5,400)	(6,845)
Net Reclassifications	—	3,195	12,130	15,325
Other Comprehensive Income (Loss)	(4,184)	6,562	45,376	47,754
Ending Balance	$(28,928)	$6,486	$(229,830)	$(252,272)
(1) Amounts reclassified to net income are included in net sales or cost of goods sold. See Note 14 for information related to derivative financial instruments.
(2) Amounts reclassified to net income are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 15 for information related to pension and postretirement benefit plans.

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
(1) Amounts reclassified to net income are included in net sales or cost of goods sold. See Note 14 for information related to derivative financial instruments.
(2) Amounts reclassified to net income are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 15 for information related to pension and postretirement benefit plans.

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
(1) Amounts reclassified to net income are included in net sales or cost of goods sold. See Note 14 for information related to derivative financial instruments.
(2) Amounts reclassified to net income are included in the computation of net periodic expense, which is presented in cost of goods sold or engineering, selling, general and administrative expenses. See Note 15 for information related to pension and postretirement benefit plans.

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 1, 2018 and July 2, 2017 (in thousands):

		Fair Value Measurement Using
	July 1, 2018	Level 1	Level 2	Level 3
Assets:
Derivatives	$7,938	$—	$7,938	$—
Liabilities:
Derivatives	$231	$—	$231	$—

		Fair Value Measurement Using
	July 2, 2017	Level 1	Level 2	Level 3
Assets:
Derivatives	$2,081	$—	$2,081	$—
Liabilities:
Derivatives	$3,213	$—	$3,213	$—

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
Fair Value of Financial Instruments:
The Company believes that the carrying values of cash and cash equivalents, trade receivables and accounts payable are reasonable estimates of their fair values at July 1, 2018 and July 2, 2017 due to the short-term nature of these instruments. The estimated fair value of the 6.875% Senior Notes due December 2020 is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.
The estimated fair market values of the Company’s indebtedness is (in thousands):

	2018		2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Notes	$200,888	$214,000	$223,149	$245,888
Borrowings on Revolver	$48,036	$48,036	$—	$—

(6) Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill by reportable segment for the fiscal years ended July 1, 2018 and July 2, 2017 are as follows (in thousands):

	Engines	Products	Total
Goodwill Balance at July 3, 2016	$137,943	$23,625	$161,568
Effect of Translation	131	(50)	81
Goodwill Balance at July 2, 2017	$138,074	$23,575	$161,649
Acquisitions	—	2,573	2,573
Effect of Translation	(682)	(340)	(1,022)
Goodwill Balance at July 1, 2018	$137,392	$25,808	$163,200
At July 1, 2018, July 2, 2017 and July 3, 2016, accumulated goodwill impairment losses, as recorded in the Products segment, were $131.4 million respectively.
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

The Company’s other intangible assets as of July 1, 2018 and July 2, 2017 are as follows (in thousands) in the table below. After an intangible asset has been fully amortized, it is removed from the table in the subsequent year.

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$7,300	$(6,813)	$487	$7,300	$(6,327)	$973
Customer Relationships	60,182	(18,995)	41,187	60,182	(16,304)	43,878
Other Intangible Assets	839	(774)	65	839	(626)	213
Effect of Translation	(6,887)	1,065	(5,822)	(5,576)	637	(4,939)
Total Amortized Intangible Assets	61,434	(25,517)	35,917	62,745	(22,620)	40,125
Unamortized Intangible Assets:
Tradenames	63,967	—	63,967	63,967	—	63,967
Effect of Translation	(4,020)	—	(4,020)	(3,497)	—	(3,497)
Total Unamortized Intangible Assets	59,947	—	59,947	60,470	—	60,470
Total Intangible Assets	$121,381	$(25,517)	$95,864	$123,215	$(22,620)	$100,595
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
Amortization expense of other intangible assets amounted to approximately $3.4 million in 2018, $3.5 million in 2017, and $3.4 million in 2016.
The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2019	$3,241
2020	2,754
2021	2,754
2022	2,754
2023	2,754

$14,257

(7) Income Taxes and Tax Reform:
On December 22, 2017 the U.S. government enacted significant tax legislation (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will impact the Company’s financials, including but not limited to a permanent decrease in the corporate federal statutory income tax rate and a one-time charge from the inclusion of foreign earnings that the Company can elect to pay over eight years.
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
In connection with the Company’s analysis of the impact of the Tax Act, a tax expense of approximately $21.1 million has been recorded in fiscal 2018. This amount consists of an expense resulting from the re-measurement of deferred tax assets and liabilities for the corporate tax rate reduction of approximately $13.8 million and an expense related to the inclusion of foreign earnings of approximately $7.3 million. The Company’s expense related to the re-measurement of deferred tax assets and liabilities of approximately $13.8 million is lower than its previous provisional estimate of $17.7 million in the third quarter of fiscal 2018 due to activity in the fourth quarter of fiscal 2018 and provision to return adjustments. The Company’s expense related to the inclusion of foreign earnings of approximately $7.3 million is higher than its previous provisional estimate of $6.5 million in the third quarter of fiscal 2018 due to activity in the fourth quarter of fiscal 2018, provision to return adjustments, and new tax regulations. The Company has not completed its accounting for the income tax effects of certain elements of the Tax Act; however, reasonable estimates were made in order to record provisional adjustments for areas where analysis is not yet complete. For instance, the tax expense of approximately $13.8 million related to the re-measurement of the Company’s deferred tax assets and liabilities from the enacted corporate tax rate reduction may be affected by other analyses related to the Tax Act, including but not limited to the transition tax, expenditures that qualify for immediate expensing and the state tax effect of adjustments made to federal temporary differences. Additionally, in calculating the approximate tax expense of $7.3 million related to the inclusion of foreign earnings, the Company is required to determine various components including the amount of accumulated and current earnings and profits of its foreign subsidiaries, the amount of foreign income taxes paid on these earnings, and the cash and equivalents held by its foreign subsidiaries at various prescribed measurement dates. The Company has made a reasonable estimate of this expense and will continue to gather additional information to more precisely compute the expense.
The Company is also in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of July 1, 2018, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation in regards to its permanent reinvestment assertion. In the second quarter of fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $25 million of its foreign earnings. During the third quarter of fiscal 2018, the Company made distributions from its foreign earnings related to the assertion removal in the second quarter of approximately $18 million. The Company expects to repatriate approximately an additional $15 million of foreign earnings. The Company continues to evaluate its cash needs and strategic opportunities to repatriate cash. The Company was able to make a reasonable estimate of the tax effects of the planned repatriation, and the provisional estimate has been recorded in the financials including withholding taxes and currency gain and loss. The Company will continue to gather additional information to more precisely compute the tax impact. For the remainder of its foreign earnings, approximately $100 million, the Company has yet to determine whether it intends to change its prior assertion and repatriate earnings. Accordingly, deferred taxes attributable to its investments in its foreign subsidiaries have not yet been recorded. The tax effects of any change in the Company’s prior assertion will be recorded in the period that analysis is completed and a reasonable estimate is able to be calculated, and any unrecognized deferred tax liability for temporary differences related to its foreign investments will be disclosed if practicable.
Components of income before income taxes consists of the following (in thousands):

	2018	2017	2016
U.S.	$(5,350)	$66,555	$22,203
Foreign	16,451	13,106	13,153
Total	$11,101	$79,661	$35,356

The provision for income taxes consists of the following (in thousands):

	2018	2017	2016
Current
Federal	$(12,072)	$7,333	$2,649
State	(4,413)	933	670
Foreign	3,556	4,429	3,282
	(12,929)	12,695	6,601
Deferred
Federal	$31,235	$8,156	$2,702
State	4,462	583	193
Foreign	(347)	1,577	(701)
	35,350	10,316	2,194
Total	$22,421	$23,011	$8,795

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2018	2017	2016
U.S. Statutory Rate	28.0%	35.0%	35.0%
State Taxes, Net of Federal Tax Benefit	3.7%	1.5%	2.0%
Impact of Foreign Operations and Tax Rates	(2.5)%	(2.1)%	(9.7)%
Valuation Allowance	6.7%	5.3%	3.3%
Changes to Unrecognized Tax Benefits	1.3%	(4.5)%	2.8%
U.S. Manufacturers Deduction	—%	(2.4)%	(3.7)%
Research & Development Credit (1)	(25.2)%	(3.1)%	(10.6)%
Goodwill Impairment	—%	—%	7.6%
Return to Provision Adjustment	15.6%	(0.4)%	(4.2)%
U.S. Tax Reform (2)	189.9%	—%	—%
Impact of Joint Venture Business Optimization	4.5%	—%	—%
Worthless Stock Loss	(10.8)%	—%	—%
Warehouse Charitable Contribution	(9.5)%	—%	—%
Other, Net	0.2%	(0.4)%	2.4%
Effective Tax Rate	201.9%	28.9%	24.9%
(1) "Research & Development Credit” in fiscal 2016 includes fiscal 2016 and fiscal 2015 federal research & development credit due to the reenactment of the credit during fiscal 2016.
(2) This amount consists of impacts from the Tax Act including an expense resulting from the re-measurement of deferred tax assets and liabilities for the US corporate tax rate reduction of approximately $13.8 million and an expense related to the inclusion of foreign earnings of approximately $7.3 million.

The components of deferred income taxes were as follows (in thousands):

Long-Term Asset (Liability):	2018	2017
Difference Between Book and Tax Related to:
Pension Cost	$14,570	$64,216
Accumulated Depreciation	(53,103)	(48,679)
Intangibles	(34,166)	(54,360)
Accrued Employee Benefits	34,108	38,477
Postretirement Health Care Obligation	7,275	12,865
Inventory	10,710	15,969
Warranty	10,842	16,008
Payroll & Workers Compensation Accruals	6,474	7,087
Valuation Allowance	(28,537)	(23,461)
Net Operating Loss/State Credit Carryforwards	39,849	26,436
Other Accrued Liabilities	6,205	13,709
Miscellaneous	(2,359)	(3,904)
Deferred Income Tax Asset (Liability)	$11,868	$64,363
Total deferred tax assets were $130.1 million and $171.3 million as of July 1, 2018 and July 2, 2017, respectively. Total deferred tax liabilities were $118.0 million and $106.9 million as of July 1, 2018 and July 2, 2017, respectively. During fiscal 2018, the total valuation allowance increased by $5.1 million. The Company early adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes as of July 2, 2017. The Company retrospectively reclassified $44.7 million of current “Deferred Income Tax Assets" to "Long-term Deferred Income Tax Assets” on the accompanying Condensed Consolidated Balance Sheet as of July 3, 2016.
Deferred tax assets were generated during the current year as a result of foreign income tax loss carryforwards in the amount of $0.5 million. At July 1, 2018, there are $8 million of foreign income tax loss carryforwards, consisting of $5.8 million that have no expiration date, and $2.2 million that will expire within the next 5 to 10 years. A deferred tax asset of $24.9 million exists at July 1, 2018 related to state income tax losses and state tax credit carryforwards. If not utilized against future taxable income, this amount will expire from 2019 through 2029. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. At July 1, 2018, a valuation allowance of $7.6 million is recorded for the foreign losses which the Company believes are unlikely to be realized in the future. In addition, a valuation allowance of $21.0 million is recorded related to state tax credits that are unlikely to be realized.
The change to the gross unrecognized tax benefits of the Company during the fiscal years ended July 1, 2018, July 2, 2017, and July 3, 2016 is reconciled as follows:
Unrecognized Tax Benefits (in thousands):

	2018	2017	2016
Beginning Balance	$5,986	$10,922	$10,551
Changes based on tax positions related to prior year	—	(861)	(208)
Additions based on tax positions related to current year	981	461	579
Settlements with taxing authorities	—	(4,437)	—
Lapse of statute of limitations	(1,068)	(99)	—
Ending Balance	$5,899	$5,986	$10,922
As of July 1, 2018, gross unrecognized tax benefits that, if recognized, would impact the effective tax rate were $4.8 million. There is a reasonable possibility that approximately $1.0 million of the liability for uncertain tax positions may be settled within the next twelve months due to the resolution of audits or expiration of statutes of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total expense (income) recognized for fiscal years 2018, 2017 and 2016 was $(0.2) million, $(0.2) million, and $0.2 million, respectively.
As of July 1, 2018 and July 2, 2017, the Company had $0.8 million and $1.2 million, respectively, accrued for the payment of interest and penalties.
At July 1, 2018 and July 2, 2017, the liability for uncertain tax positions, inclusive of interest and penalties, was $6.7 million and $7.2 million, respectively, which is recorded as an other long-term liability within the Consolidated Balance Sheets.
Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2015. The Company is also currently under audit by various state and foreign jurisdictions. The Company is no longer subject to tax examinations before fiscal 2008 in its major foreign jurisdictions.

(8) Segment and Geographic Information and Significant Customers:
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

	2018	2017	2016
NET SALES:
Engines	$1,066,318	$1,098,809	$1,142,815
Products	904,007	778,378	772,154
Eliminations	(89,031)	(91,084)	(106,191)
	$1,881,294	$1,786,103	$1,808,778
GROSS PROFIT:
Engines	$252,645	$262,036	$252,833
Products	144,933	121,141	110,944
Eliminations	504	652	(1,322)
	$398,082	$383,829	$362,455
SEGMENT INCOME (LOSS) (1)
Engines	$10,678	$84,165	$60,645
Products	22,012	12,530	(9,775)
Eliminations	504	652	(1,322)
	$33,194	$97,347	$49,548
Reconciliation from Segment Income (Loss) to Income Before Income Taxes:
Equity in Earnings of Unconsolidated Affiliates(1)	—	—	3,187
Income from Operations	$33,194	$97,347	$46,361
INTEREST EXPENSE	(25,320)	(20,293)	(20,033)
OTHER INCOME, Net	3,227	2,607	9,028
Income Before Income Taxes	11,101	79,661	35,356
PROVISION FOR INCOME TAXES	22,421	23,011	8,795
Net Income (Loss)	$(11,320)	$56,650	$26,561

ASSETS:
Engines	$965,677	$987,943	$984,119
Products	547,540	551,207	546,104
Eliminations	(69,251)	(88,171)	(73,556)
	$1,443,966	$1,450,979	$1,456,667
CAPITAL EXPENDITURES:
Engines	$79,724	$67,218	$58,186
Products	23,479	15,923	5,975
	$103,203	$83,141	$64,161
DEPRECIATION & AMORTIZATION:
Engines	$44,361	$44,384	$44,480
Products	13,897	11,799	9,920
	$58,258	$56,183	$54,400
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
Pre-tax business optimization, restructuring charges, and acquisition-related charges impact on gross profit (in thousands):

	2018	2017	2016
Engines	$2,854	$—	$11,599
Products	3,775	—	7,943
Total	$6,629	$—	$19,542
Pre-tax restructuring charges, acquisition-related charges, goodwill and tradename impairment, pension settlement charges, and litigation charges impact on segment income (loss) is as follows (in thousands):

	2018	2017	2016
Engines	$53,913	$—	$24,424
Products	8,113	—	19,451
Total	$62,026	$—	$43,875
Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2018	2017	2016
United States	$1,346,687	$1,246,015	$1,299,003
All Other Countries	534,607	540,088	509,775
Total	$1,881,294	$1,786,103	$1,808,778
Information regarding the Company’s net plant and equipment based on geographic location (in thousands):

	2018	2017	2016
United States	$405,808	$347,664	$309,089
All Other Countries	16,272	17,216	17,184
Total	$422,080	$364,880	$326,273
Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales (in thousands):

	2018		2017		2016
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
HOP	$184,008	10%	$207,882	12%	$229,899	13%
MTD	192,402	10%	205,339	11%	235,220	13%
	$376,410	20%	$413,221	23%	$465,119	26%

(9) Leases:
The Company leases certain facilities, vehicles, and equipment under operating leases. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2018, 2017 and 2016 was $20.0 million, $19.3 million and $19.3 million, respectively.
Future minimum lease commitments for all non-cancelable operating leases as of July 1, 2018 are as follows (in thousands):

Fiscal Year	Commitments
2019	$16,080
2020	13,259
2021	10,389
2022	7,668
2023	6,849
Thereafter	50,089
Total future minimum lease commitments	$104,334
(10) Indebtedness:
The following is a summary of the Company’s indebtedness (in thousands):

	2018	2017
Multicurrency Credit Agreement	$48,025	$—
Total Short-Term Debt	$48,025	$—

Note Payable (NMTC transaction)	7,685	—
Unamortized Debt Issuance Costs associated with Note Payable	1,009	—
	8,694	—

6.875% Senior Notes	$200,888	$223,149
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	934	1,356
Total Long-Term Debt	$199,954	$221,793
6.875% Senior Notes
On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2018 and 2016, the Company repurchased $22 million and $2 million, respectively, of the Senior Notes after receiving unsolicited offers from bondholders. There were no repurchases in fiscal 2017.
Multicurrency Credit Agreement
On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company's $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the amendment to the Revolver in fiscal 2016, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. There were $48 million of borrowings under the Revlolver as of July 1, 2018. There were no borrowings under the Revolver as of July 2, 2017.

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
New Market Tax Credit
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
In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for use on the project. Restricted cash of $4.3 million held by the Company at July 1, 2018 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.
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

(11) Other Income, Net:
The components of Other Income, Net are as follows (in thousands):

	2018	2017	2016
Interest Income	$1,526	$1,203	$695
Equity in Earnings of Unconsolidated Affiliates	—	—	3,187
Gain on Sale of Investment in Marketable Securities	—	—	3,343
Other Items	1,701	1,404	1,803
Total	$3,227	$2,607	$9,028

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

In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings and related matters, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, and the decision of the appellate court. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of July 1, 2018.

Although it is not possible to predict with certainty the outcome of this and other unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.

(13) Stock Incentives:
Effective October 20, 2004, a total of 8,000,000 shares of common stock (as adjusted for the fiscal 2005 2-for-1 stock split) was reserved for future issuance pursuant to the Company's Incentive Compensation Plan, and as a result of an amendment approved by shareholders on October 21, 2009 an additional 2,481,494 shares were reserved. On October 15, 2014, the Company's shareholders approved the 2014 Omnibus Incentive Plan, which constituted a complete amendment and restatement of the Company's Incentive Compensation Plan and under which 3,760,000 shares of common stock were reserved for future issuance (plus any shares remaining available for issuance under the Incentive Compensation Plan as of that date). On October 25, 2017 the Company's shareholders approved the 2017 Omnibus Incentive Plan which constituted a complete amendment and restatement of the Company's 2014 Omnibus Incentive Plan and under which 4,700,000 shares of common stock were reserved for future issuance (plus 494.315 shares remaining available for future issuance under the 2014 Omnibus Incentive Plan as of August 22, 2017, along with any other shares under the 2014 Omnibus Incentive Plan that become available for future issuance). Similar to the Incentive Compensation Plan and the 2014 Omnibus Incentive Plan, in accordance with the 2017 Omnibus Incentive Plan, the Company can issue to eligible participants stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash bonus awards subject to certain annual limitations. The plan also allows participants to defer the payment of awards and the Company to issue directors’ fees in stock. Stock-based compensation vests in accordance with the applicable plan and award agreements but can be accelerated under certain circumstances by the Compensation Committee in the case of death, disability, retirement or a change in control.
Stock-based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. During fiscal 2018, 2017 and 2016, the Company recognized stock-based compensation expense of approximately $6.7 million, $4.9 million and $5.1 million, respectively.

The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and industry valuation practices and methodology. The exercise price of each stock option is equal to the market value of the stock on the grant date. The assumptions used to determine fair value are as follows:

Options Granted During	2018	2017	2016
Grant Date Fair Value	$4.64	$3.84	$3.72
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	1.8%	1.2%	1.7%
Expected Volatility	30.7%	29.3%	25.1%
Expected Dividend Yield	2.7%	2.9%	2.5%
Expected Term (in Years)	5.5	5.5	5.5
Information on the options outstanding is as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, June 28, 2015	2,176,850	$18.86
Granted During the Year	501,990	19.90
Exercised During the Year	(697,309)	17.77
Expired During the Year	(136,988)	19.88
Balance, July 3, 2016	1,844,543	$19.48
Granted During the Year	496,880	19.15
Exercised During the Year	(414,176)	18.76
Balance, July 2, 2017	1,927,247	$19.55
Granted During the Year	416,210	20.47
Exercised During the Year	(184,530)	20.44
Balance, July 1, 2018	2,158,927	$19.64	6.90	$—
Exercisable, July 1, 2018	743,847	$19.37	4.65	$—

The total intrinsic value of options exercised during fiscal year 2018 was $0.5 million. The exercise of options resulted in cash receipts of $3.8 million in fiscal 2018. The total intrinsic value of options exercised during fiscal 2017 was $1.5 million. The exercise of options resulted in cash receipts of $7.8 million in fiscal 2017. The total intrinsic value of options exercised during fiscal 2016 was $2.0 million. The exercise of options resulted in cash receipts of $12.4 million in fiscal 2016.

Options Outstanding (as of July 1, 2018)
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2014	8/20/2013	8/20/2016	8/31/2018	$20.82	200,327
2015	10/21/2014	10/21/2017	10/21/2024	$18.83	543,520
2016	8/18/2015	8/18/2018	8/18/2025	$19.90	501,990
2017	8/22/2016	8/22/2019	8/22/2026	$19.15	496,880
2018	8/21/2017	8/21/2020	8/21/2027	$20.47	416,210

Below is a summary of the status of the Company’s nonvested shares as of July 1, 2018, and changes during the year then ended:

	Deferred Stock / RSU		Restricted Stock		Stock Options		Performance Shares
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares/units, July 2, 2017	105,974	$19.32	699,635	$19.47	1,556,040	$3.79	220,381	$19.48
Granted	13,476	20.39	148,930	20.52	416,210	4.64	—	21.19
Cancelled	(3,989)	20.47	(11,940)	19.51	—	—	—	—
Vested	(36,640)	19.15	(141,370)	18.83	(557,170)	3.81	(113,941)	19.29
Nonvested shares/units, July 1, 2018	78,821	$19.52	695,255	$19.87	1,415,080	$4.03	106,440	$19.90
As of July 1, 2018, there was $5.2 million of total unrecognized compensation cost related to nonvested stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during fiscal 2018 and 2017 was $7.7 million and $7.4 million, respectively.
During fiscal years 2018, 2017 and 2016, the Company issued 148,930, 160,130 and 143,760 shares of restricted stock, respectively. For restricted stock issued prior to October 15, 2014, the restricted stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. For restricted stock issued after October 15, 2014, the restricted stock vests on the third anniversary date of the grant provided the recipient is still employed by the Company. The aggregate market value on the date of issue was approximately $3.1 million, $3.1 million and $2.9 million in fiscal 2018, 2017 and 2016, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period (issuances prior to October 15, 2014) or the three-year vesting period (issuances after October 15, 2014).
The Company issued 46,120, 45,307 and 39,049 deferred shares to its directors in lieu of directors' fees in fiscal 2018, 2017 and 2016, respectively, under this provision of the plans. Prior to January 1, 2017, the Company accounted for certain deferred shares issued to directors as liability classified awards, rather than equity classified awards. At January 1, 2017, the liability balance was $4.8 million. During the third quarter of fiscal 2017, the Company determined that equity classification is appropriate and recorded correcting entries to adjust the deferred shares balance and reclassify it from Accrued Liabilities to Additional Paid-In Capital. The correcting entries did not have a material impact on the Consolidated Financial Statements.
The Company issued 13,476, 15,131 and 20,177 shares of deferred shares / RSU's to its officers and key employees in fiscal 2018, 2017 and 2016, respectively. The aggregate market value on the date of grant was approximately $0.3 million, $0.3 million and $0.4 million, respectively. For deferred stock issued prior to October 15, 2014, the deferred stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. For restricted stock units (RSU) issued after October 15, 2014, the restricted stock units vest on the third anniversary date of the grant provided the recipient is still employed by the Company.

The Company granted no performance share units in 2018 and 2017. The Company granted 120,451 performance share units in fiscal 2016. A maximum of two shares of Briggs & Stratton common stock per performance share unit may be awarded to recipients if certain performance targets are met at the end of the vesting period. The aggregate market value on the date of grant was approximately $2.4 million in fiscal 2016. The performance share units vest based on Company-specific performance goals. The performance share units are valued at the Company's share price on the date of grant multiplied by the probability of achieving payout. Expense for each of the awards granted is recognized ratably over the three-year vesting period.
The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2018	2017	2016
Stock Options:
Pretax compensation expense	$2,060	$1,862	$1,763
Tax benefit	(576)	(698)	(661)
Stock option expense, net of tax	$1,484	$1,164	$1,102
Restricted Stock:
Pretax compensation expense	$3,302	$3,291	$2,750
Tax benefit	(924)	(1,234)	(1,031)
Restricted stock expense, net of tax	$2,378	$2,057	$1,719
Deferred Stock:
Pretax compensation expense	$1,046	$585	$102
Tax benefit	(292)	(220)	(38)
Deferred stock expense, net of tax	$754	$365	$64
Performance Shares:
Pretax compensation expense	$267	$(815)	$494
Tax expense (benefit)	(75)	306	(185)
Performance Share expense, net of tax	$192	$(509)	$309
Total Stock-Based Compensation:
Pretax compensation expense	$6,675	$4,923	$5,109
Tax benefit	(1,867)	(1,846)	(1,915)
Total stock-based compensation, net of tax	$4,808	$3,077	$3,194

(14) Derivative Instruments & Hedging Activities:
The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through third party financing sources. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 2.00% for a notional principal amount of $110 million with expiration dates ranging from May 2019 to December 2021.
The Company periodically enters into forward foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. The Company's primary foreign currency exchange rate exposures are with the Australian Dollar, the Brazilian Real, the Canadian Dollar, the Chinese Renminbi, the Euro, and the Japanese Yen against the U.S. Dollar. These contracts generally do not have a maturity of more than twenty-four months.
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
The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of July 1, 2018 and July 2, 2017, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		July 1, 2018	July 2, 2017
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	110,000	95,000
Foreign Currency:
Australian Dollar	Sell	35,833	39,196
Brazilian Real	Buy	28,822	28,137
Canadian Dollar	Sell	14,430	14,725
Chinese Renminbi	Buy	62,209	74,950
Euro	Sell	32,592	31,240
Japanese Yen	Buy	587,500	570,000
Commodity:
Natural Gas (Therms)	Buy	10,553	11,307
The location and fair value of derivative instruments reported in the Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	July 1, 2018	July 2, 2017
Interest rate contracts:
Other Current Assets	161	—
Other Long-Term Assets, Net	$3,844	$1,852
Accrued Liabilities	—	(23)
Other Long-Term Liabilities	—	(39)
Foreign currency contracts:
Other Current Assets	3,881	157
Other Long-Term Assets, Net	31	31
Accrued Liabilities	(195)	(3,050)
Other Long-Term Liabilities	—	(68)
Commodity contracts:
Other Current Assets	16	40
Other Long-Term Assets, Net	5	1
Accrued Liabilities	(7)	(22)
Other Long-Term Liabilities	(29)	(11)
	$7,707	$(1,132)

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Twelve months ended July 1, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,921	Net Sales	$251	$—
Foreign currency contracts – sell	2,925	Net Sales	(4,116)	—
Foreign currency contracts – buy	1,731	Cost of Goods Sold	(679)	—
Commodity contracts	(17)	Cost of Goods Sold	(96)	—
	$6,560		$(4,640)	$—

	Twelve months ended July 2, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,973	Net Sales	$(743)	$—
Foreign currency contracts – sell	(887)	Net Sales	1,785	—
Foreign currency contracts – buy	297	Cost of Goods Sold	(2,142)	—
Commodity contracts	93	Cost of Goods Sold	(258)	—
	$1,476		$(1,358)	$—

	Twelve months ended July 3, 2016
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(213)	Net Sales	$(1,113)	$—
Foreign currency contracts – sell	(2,187)	Net Sales	5,554	—
Foreign currency contracts – buy	(664)	Cost of Goods Sold	2,030	—
Commodity contracts	300	Cost of Goods Sold	(901)	—
	$(2,764)		$5,570	$—
During the next twelve months, the amount of the July 1, 2018 Accumulated Other Comprehensive Income (Loss) balance that is expected to be reclassified into gains is $2.9 million.

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

The Company had the following forward currency contracts outstanding at the end of fiscal 2018 with the notional value shown in local currency and the contract value, fair value, and (gain) loss at fair value shown in U.S. dollars:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	35,833	27,880	26,558	(1,322)	U.S.	May 2019
Brazilian Real	Buy	28,822	6,682	7,571	(889)	U.S.	March 2019
Canadian Dollar	Sell	14,430	11,393	11,020	(373)	U.S.	August 2019
Chinese Renminbi	Buy	62,209	9,234	9,324	(90)	U.S.	June 2019
Euro	Sell	32,592	39,648	38,603	(1,045)	U.S.	July 2019
Japanese Yen	Buy	587,500	5,316	5,324	—	U.S.	November 2018
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
The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2018, 2017, or 2016.

(15) Employee Benefit Costs:
Retirement Plan and Other Postretirement Benefits
The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S. non-bargaining employees. The amendment freezes accruals for all non-bargaining employees within the pension plan effective January 1, 2014. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2018	2017	2018	2017
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	4.30%	4.00%	4.25%	3.85%
Weighted Average Expected Long-Term Rate of Return on Plan Assets	7.00%	7.10%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$1,116,705	$1,196,925	$66,693	$70,494
Service Cost	2,402	6,757	135	191
Interest Cost	43,068	43,357	2,372	2,382
Plan Settlements	(101,553)	—	—	—
Plan Participant Contributions	—	—	2,346	1,918
Actuarial (Gain) Loss	(27,541)	(55,237)	(146)	5,681
Benefits Paid	(74,071)	(75,097)	(12,599)	(13,973)
Projected Benefit Obligation at End of Year	$959,010	$1,116,705	$58,801	$66,693
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$870,606	$883,585	$—	$—
Actual Return on Plan Assets	36,914	58,837	—	—
Plan Participant Contributions	—	—	2,346	1,918
Employer Contributions	33,748	3,281	10,253	12,055
Benefits Paid	(74,071)	(75,097)	(12,599)	(13,973)
Plan Settlements	(101,553)	—	—	—
Fair Value of Plan Assets at End of Year	$765,644	$870,606	$—	$—
Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(193,366)	$(246,099)	$(58,801)	$(66,693)
Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(189,872)	$(242,908)	$—	$—
Accrued Wages and Salaries	(3,494)	(3,191)	—	—
Accrued Postretirement Health Care Obligation	—	—	(30,186)	(35,132)
Accrued Liabilities	—	—	(8,418)	(9,755)
Accrued Employee Benefits	—	—	(20,196)	(21,806)
Net Amount Recognized at End of Year	$(193,366)	$(246,099)	$(58,800)	$(66,693)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax:
Net Actuarial Loss	$(218,066)	$(261,835)	$(11,815)	$(14,197)
Prior Service Credit (Cost)	(125)	(223)	433	1,306
Net Amount Recognized at End of Year	$(218,191)	$(262,058)	$(11,382)	$(12,891)
The accumulated benefit obligation for all defined benefit pension plans was $959 million and $1,117 million at July 1, 2018 and July 2, 2017, respectively.

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
The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$2,402	$6,757	$3,532	$135	$191	$262
Interest Cost on Projected Benefit Obligation	43,068	43,357	52,110	2,372	2,382	3,170
Expected Return on Plan Assets	(61,912)	(64,427)	(71,202)	—	—	—
Amortization of:
Prior Service Cost (Credit)	179	180	180	(1,434)	(2,654)	(2,659)
Actuarial Loss	15,332	16,957	13,007	3,453	2,796	3,234
Plan Settlements	41,157	—	20,245	—	—	—
Net Periodic Expense (Income)	$40,226	$2,824	$17,872	$4,526	$2,715	$4,007
Significant assumptions used in determining net periodic expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2018	2017	2016	2018	2017	2016
Discount Rate	4.00%	3.75%	4.55%	3.85%	3.60%	4.20%
Expected Return on Plan Assets	7.10%	7.25%	7.50%	n/a	n/a	n/a
Compensation Increase Rate	n/a	n/a	n/a	n/a	n/a	n/a
The amounts in Accumulated Other Comprehensive Income (Loss) that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Prior Service Cost (Credit)	$179	$(729)
Net Actuarial Loss	11,705	3,222
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
For measurement purposes a 6.0% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for the fiscal year 2018 decreasing gradually to 4.5% for the fiscal year 2038. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point would increase the accumulated postretirement benefit by $0.9 million and would increase the service and interest cost by $49 thousand for fiscal 2018. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $1.0 million and decrease the service and interest cost by $51 thousand for the fiscal year 2018.
During the fourth quarter of fiscal 2018, the Company annuitized a portion of the qualified pension plan obligation which removed approximately $100 million of pension benefit obligation and offsetting assets. This transaction resulted in a non-cash pre-tax charge of $41.2 million ($29.6 million after tax) during 2018.
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
The Company’s pension plan’s current target and asset allocations at July 1, 2018 and July 2, 2017, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2018	2017
Domestic Equities	22%-30%	24%	23%
International Equities	15%-20%	16%	16%
Alternatives	0%-10%	7%	8%
Fixed Income	49%-53%	51%	50%
Cash Equivalents	0%-2%	2%	3%
		100%	100%

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
The fair value of the major categories of the pension plans’ investments are presented below (in thousands):

		July 1, 2018
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$17,061	$17,061	$—	$—
Fixed Income Securities:		394,188	—	394,188	—
Equity Securities:
U.S. common stocks		183,030	183,030	—	—
International mutual funds		118,674	118,674	—	—
Other Investments:
Venture capital funds	(A) (E)	26,078	—	—	—
Debt funds	(B) (E)	2,778	—	—	—
Real estate funds	(C) (E)	1,166	—	—	—
Private equity funds	(D) (E)	22,656	—	—	—
Fair Value of Plan Assets at End of Year		$765,631	$318,765	$394,188	$—

		July 2, 2017
Category		Total	Level 1	Level 2	Level 3
Short-Term Investments:		$25,563	$25,563	$—	$—
Fixed Income Securities:		433,372	—	433,372	—
Equity Securities:
U.S. common stocks		204,736	204,736	—	—
International mutual funds		141,565	141,565	—	—
Other Investments:
Venture capital funds	(A) (E)	31,060	—	—	—
Debt funds	(B) (E)	5,469	—	—	—
Real estate funds	(C) (E)	1,621	—	—	—
Private equity funds	(D) (E)	27,220	—	—	—
Fair Value of Plan Assets at End of Year		$870,606	$371,864	$433,372	$—

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

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

Contributions
During fiscal 2018, the Company made $30 million in voluntary cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2019, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
Estimated Future Benefit Payments
Projected benefit payments from the plans as of July 1, 2018 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life
2019	$63,219	$3,494	$6,987	$1,431
2020	63,304	3,533	5,810	1,436
2021	63,329	3,569	4,680	1,441
2022	63,220	3,651	4,040	1,442
2023	62,527	3,685	3,460	1,440
2024-2028	299,723	18,591	9,514	7,069

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
The Company contributions totaled $14.5 million in each of the fiscal years 2018, 2017, and 2016 respectively.
Postemployment Benefits
The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts were discounted using a 4.25% interest rate for fiscal 2018 and 3.85% interest rate for fiscal 2017. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.
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

There were no restructuring activities during fiscal 2018 or 2017. During fiscal 2016 the Company recorded pre-tax charges of $10.2 million ($6.7 million after tax or $0.15 per diluted share) related to restructuring actions. The Engines segment recorded $1.4 million of pre-tax restructuring charges during fiscal 2016. The Products segment recorded $8.8 million of pre-tax restructuring charges during fiscal 2016.
(17) Equity:
Share Repurchases
On April 21, 2016, the Board of Directors authorized $50 million in funds for use in the common share repurchase program which expired on June 29, 2018. On April 25, 2018, the Board of Directors authorized an additional $50 million in funds for use in the common share repurchase program expiring June 30, 2020. As of July 1, 2018, the total remaining authorization was $50 million. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2018, the Company repurchased 467,183 shares on the open market at a total cost of $10.3 million, or $22.07 per share. There were 995,655 shares repurchased in fiscal 2017 at a total cost of $19.7 million, or $19.77 per share.

(18) Subsequent Events:
In accordance with ASC 855 - Subsequent Events, the Company has evaluated events that occurred after the balance sheet date through the issuance date of the Company's financial statements to determine whether adjustments to or additional disclosures in the financial statements are necessary.
On July 31, 2018 the Company completed a cash acquisition of certain assets of Hurricane Inc., a designer and manufacturer of commercial stand-on leaf and debris blowers. The purchase price is comprised of $8.7 million of cash consideration and $2.0 million of contingent cash consideration. The Company will account for the acquisition in accordance with ASC 805 and it will be included in the Products segment. The Company is in the process of completing preliminary purchase accounting.
On July 9, 2018, the Company went live with an enterprise resource planning system (ERP) upgrade. The ERP upgrade will result in widespread changes in the Company's fiscal 2019 control environment.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Briggs & Stratton Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation and subsidiaries (the "Company") as of July 1, 2018 and July 2, 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders' investment, and cash flows, for each of the three years in the period ended July 1, 2018, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 1, 2018 and July 2, 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of July 1, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 28, 2018
We have served as the Company's auditor since 2012.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Briggs & Stratton Corporation.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Briggs & Stratton Corporation and subsidiaries (the “Company”) as of July 1, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended July 1, 2018, of the Company and our report dated August 28, 2018, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 28, 2018

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2018
September (1)	$329,094	$66,265	$(15,038)
December (2)	446,436	92,866	(16,344)
March (3)	604,069	130,273	31,888
June (4)	501,694	108,677	(11,825)
Total (5)	$1,881,294	$398,082	$(11,320)
Fiscal 2017
September	$286,797	$52,521	$(14,148)
December	428,236	95,406	15,251
March	596,965	134,771	35,819
June	474,105	101,130	19,727
Total (5)	$1,786,103	$383,828	$56,649

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss)	Dividends Declared	High	Low
Fiscal 2018
September (1)	$(0.36)	$0.14	$24.36	$20.12
December (2)	(0.39)	0.14	25.72	22.98
March (3)	0.74	0.14	27.19	20.97
June (4)	(0.29)	0.14	21.15	17.38
Total (5)	$(0.28)	$0.56
Fiscal 2017
September	$(0.34)	$0.14	$23.39	$17.98
December	0.35	0.14	23.21	17.90
March	0.83	0.14	23.73	20.39
June	0.46	0.14	25.92	20.76
Total (5)	$1.30	$0.56
The number of shareholders of record of Briggs & Stratton Corporation Common Stock on July 1, 2018 was 2,306.
(1) For the first quarter of fiscal 2018, results includes business optimization expenses of $5.2 million ($3.7 million after tax or $0.09 per diluted share).
(2) For the second quarter of fiscal 2018, results includes business optimization expenses of $3.1 million ($2.8 million after tax or $0.05 per diluted share) and tax reform expense of $24.9 million ($0.59 per diluted share).
(3) For the third quarter of fiscal 2018, results includes business optimization expenses of $4.2 million ($3.5 million after tax or $0.07 per diluted share), tax reform expense of $0.7 million ($0.02 per diluted share), and premiums paid on voluntary repurchase of bonds of $2.0 million ($1.5 million after tax or $0.03 per diluted share).
(4) For the fourth quarter of fiscal 2018, results includes business optimization expenses of $8.3 million ($5.2 million after tax or $0.12 per diluted share), pension settlement charges of $41.2 million ($29.6 million after tax or $0.71 per diluted share), tax reform benefit of $3.1 million ($0.07 per diluted share), and premiums paid on voluntary repurchase of bonds of $0.2 million ($0.2 million after tax or $0.00 per diluted share).
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
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of July 1, 2018, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
The Company went live with an upgrade to its global enterprise resource planning, or ERP, system on July 9, 2018. This ERP system upgrade is designed to enhance the overall system of internal control over financial reporting through further automation and integration of business processes and was not implemented in response to any identified deficiency or material weakness in the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Executive Officers. Reference is made to “Executive Officers of Registrant” in Part I after Item 4.

(b)
Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, in Section I. Shareholder Votes under the caption “Item 1: Election of Directors” and in Section II. Corporate Governance under the caption “General Information About Incumbent Directors”, and is incorporated herein by reference.

(c)
Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, in Section IV. Other Matters under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”, and is incorporated herein by reference.

(d)
Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, in Section II. Corporate Governance under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(e)
Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, in Section II. Corporate Governance under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

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
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, in Section III. Executive Compensation under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, “Change in Control Payments”, and "CEO Pay Ratio" and in Section II. Corporate Governance under the caption “Director Compensation”, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, in Section IV. Other Matters under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information”, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, in Section II. Corporate Governance under the captions “Other

Corporate Governance Matters - Director Independence”, “Other Corporate Governance Matters - Board Oversight of Risk” and “Other Corporate Governance Matters - Board Committees - Audit Committee”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2018 Annual Meeting of Shareholders, in Section IV. Other Matters under the caption “Independent Auditors’ Fees” and in Section II. Corporate Governance under the caption “Other Corporate Governance Matters - Board Committees - Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data" in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, July 1, 2018 and July 2, 2017

For the Fiscal Years Ended July 1, 2018, July 2, 2017 and July 3, 2016:
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
BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JULY 1, 2018, JULY 2, 2017 AND JULY 3, 2016

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2018	$2,645,000	$800,000	$(837,000)	$2,608,000
2017	2,806,000	509,000	(670,000)	2,645,000
2016	3,463,000	1,293,000	(1,950,000)	2,806,000
Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for Net Operating and Other Loss Carryforwards	Allowance Reversed for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2018	$23,461,000	$5,678,000	$(602,000)	$28,537,000
2017	19,371,000	4,450,000	(360,000)	23,461,000
2016	17,198,000	3,257,000	(1,084,000)	19,371,000

3.	Exhibits
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

BRIGGS & STRATTON CORPORATION
(Commission File No. 1-1370)
EXHIBIT INDEX
2018 ANNUAL REPORT ON FORM 10-K

No.	Document Description
3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.1(a)	Amendment to Articles of Incorporation.
(Filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated by reference herein.)

3.2	Bylaws, as amended to April 21, 2016.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

4.1	Indenture, dated December 20, 2010, between Briggs & Stratton Corporation and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K/A, dated December 15, 2010 and incorporated by reference herein.)

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 8-K/A, dated December 15, 2010 and incorporated by reference herein.)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.1(a)*	Amendment to the Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company's Report on Form 8-K dated December 14, 2012 and incorporated by reference herein.)

10.2*	Annual Incentive Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated by reference herein.)

10.3*	Form of Officer Change of Control Employment Agreement for officers appointed on or before June 28, 2009.
(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

10.3(a)*	Amended and Restated Form of Change of Control Employment Agreement for new officers appointed between June 29, 2009 and October 14, 2009.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated by reference herein.)

10.3(b)*	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company appointed after October 14, 2009.

(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5 (a) to the Company’s Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5 (b) to the Company’s Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.4(b) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.5*	Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed as Exhibit B to the Company’s 2014 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5(a)*	Amendment to Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed as Exhibit 10.5(a) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(a)(1)*	Amendment to Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed Exhibit 10.5(a)(1) to the Company’s Report on Form 10-K for fiscal year ended July 2, 2017 and incorporated by reference herein.)

10.5(a)(2)*	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(b)*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(c)*	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(d)*	Form of Performance Share Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.5 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(e)*	Briggs & Stratton Corporation Officer Long Term Incentive Award Program.
(Filed herewith.)

10.5(f)*	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.
(Filed as Exhibit 10.5(f) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(g)*	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.
(Filed as Exhibit 10.5(g) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(h)*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.
(Filed as Exhibit 10.5(h) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(i)*	Form of Performance Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.
(Filed as Exhibit 10.5(i) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(j)*	Form of Performance Share Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.
(Filed as Exhibit 10.5(j) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.6*	Amended and Restated Briggs & Stratton Corporation Incentive Compensation Plan.
(Filed as Exhibit 10.5(c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(a)*	Amended Form of Stock Option Agreement under the Incentive Compensation Plan.
(Filed as Exhibit 10.6 (d) to the Company’s Report on Form 10-K for year ended June 28, 2009 and incorporated by reference herein.)

10.6(b)*	Amended Form of Restricted Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(c)*	Amended Form of Deferred Stock Award Agreement under the Premium Option and Stock Award Program.
(Filed as Exhibit 10.6 (c) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.6(d)*	Amended and Restated Briggs & Stratton Premium Option and Stock Award Program, effective beginning with plan year 2010 through 2014.
(Filed as Exhibit 10.6 to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.7*	Form of Officer Employment Agreement.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 8, 2008, and incorporated by reference herein.)

10.8*	Supplemental Employee Retirement Plan, as amended and restated effective as of January 1, 2017.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended January 1, 2017 and incorporated by reference herein.)

10.9*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.10*	Summary of Director Compensation.
(Filed herewith.)

10.11*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.11(a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14 (a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.11(b)*	Amendment to Executive Life Insurance Plan.

(Filed as Exhibit 10.14 (b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.12*	Amended & Restated Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2013 and incorporated by reference herein.)

10.13*	Executive Officer Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14*	Briggs & Stratton Product Program for Directors.
(Filed as Exhibit 10.18 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.14(a)*	Amendment to the Briggs & Stratton Product Program for Directors.
(Filed as Exhibit 10.17 (a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.15	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated February 24, 2010 and incorporated by reference herein.)

10.16*	Letter Agreement, dated October 25, 2017, between Briggs & Stratton Corporation and Todd J. Teske.
(Filed as Exhibit 10.10 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

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

(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated by reference herein.)

10.18*	Briggs & Stratton Corporation 2017 Omnibus Incentive Plan.
(Filed as Exhibit B to the Company’s 2017 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.19*	Form of Stock Option Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.20*	Form of Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.21*	Form of Restricted Stock Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.22*	Form Restricted Stock Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.23*	Form of CEO Stock Option Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.24*	Form of CEO Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.25*	Form of CEO Restricted Stock Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.8 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.26*	Form of CEO Restricted Stock Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.9 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.27*	Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2013 and incorporated herein by reference.)

10.27(a)*	Amendment to Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman, dated April 24, 2015.
(Filed as Exhibit 10.16(a) to the Company’s Report on Form 10-K for fiscal year ended June 28, 2015 and incorporated herein by reference)

10.27(b)*	Second Amendment to Expatriate Agreement between Briggs & Stratton International, Inc. and William H. Reitman, dated January 19, 2016.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated herein by reference.)

10.27(c)*	Third Amendment to Expatriate Agreement between Briggs & Stratton International, Inc. and William H. Reitman, dated August 11, 2016.
(Filed as Exhibit 10.16(c) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

12	Computation of Ratio of Earnings (Losses) to Fixed Charges.
(Filed herewith.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at July 1, 2018 and July 2, 2017; (ii) Consolidated Statements of Operations for the Fiscal Years Ended July 1, 2018, July 2, 2017, and July 3, 2016; (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the Fiscal Years Ended July 1, 2018, July 2, 2017, and July 3, 2016; (iv) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended July 1, 2018, July 2, 2017, and July 3, 2016; (v) Consolidated Statements of Cash Flows for the Fiscal Years Ended July 1, 2018, July 2, 2017, and July 3, 2016; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II-Valuation and Qualifying Accounts.

*	Management contracts and executive compensation plans and arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of Form 10-K.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BRIGGS & STRATTON CORPORATION

	By	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
August 28, 2018		Senior Vice President and
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

/s/ Sara A. Greenstein
Sara A. Greenstein
Director
*Each signature affixed as of
August 28, 2018

Directors

SARA A. GREENSTEIN	Senior Vice President - Consumer Solutions at United States Steel Corporation, an integrated steel producer

JEFFREY R. HENNION (2)(5)	Chief Executive Officer of JEGS Automotive, Inc., a US-based retailer of automotive supplies

JAMES E. HUMPHREY (2)(5)	Retired Chairman of Andersen Corporation, a window and door manufacturer

FRANK M. JAEHNERT (1)(4)	Retired President and Chief Executive Officer of Brady Corporation, a provider of identification solutions

PATRICIA L. KAMPLING (1)(3)(4)	Chairman and Chief Executive Officer of Alliant Energy Corporation, a regulated investor-owned public utility holding company

KEITH R. McLOUGHLIN (3)(5)	Interim Chief Executive Officer of Campbell Soup Company, a global food company

HENRIK C. SLIPSAGER (1)(5)	Retired President and Chief Executive Officer of ABM Industries, Inc., a provider of integrated facility solutions

CHARLES I. STORY (2)(3)(4)	President of ECS Group, Inc., an executive development company

TODD J. TESKE (3)	Chairman, President and Chief Executive Officer of Briggs & Stratton Corporation

BRIAN C. WALKER (2)(3)(4)	Retired President and Chief Executive Officer, Herman Miller, Inc., a global provider of office furniture and services
Committees: (1) Audit, (2) Compensation, (3) Executive, (4) Finance, (5) Nominating and Governance.
Effective as of October 1, 2018, Ms. Greenstein will be a member of the Finance Committee and the Nominating and Governance Committee

Elected Officers

TODD J. TESKE	Chairman, President & Chief Executive Officer

HAROLD L. REDMAN	Senior Vice President & President – Turf & Consumer Products

WILLIAM H. REITMAN	Senior Vice President & President – Support

DAVID J. RODGERS	Senior Vice President & President – Engines & Power

MARK A. SCHWERTFEGER	Senior Vice President & Chief Financial Officer

KATHRYN M. BUONO	Vice President, General Counsel & Corporate Secretary

RANDALL R. CARPENTER	Vice President Corporate Marketing

DAVID G. DEBAETS	Vice President Operations – Engines & Power

ANDREA L. GOLVACH	Vice President & Treasurer

RACHELE M. LEHR	Vice President Human Resources

JEFFREY M. ZEILER	Vice President Product Innovation
Note: For additional discussion related to elected officers and their titles, see Executive Officers of the Registrant section.

Appointed Vice Presidents & Subsidiary/Group Officers

Corporate

JOHN R. GUY III	Vice President Support Operations

TODD H. MACKAY	Vice President Chief Information Officer

BRIAN R. OLSSON	Vice President Program Management

THOMAS H. RUGG	Vice President Corporate Development

TIMOTHY G. WILD	Vice President Supply Chain

Engines Group

RANDALL E. BALLARD	Vice President Sales – Consumer and Commercial Turf Engines & Power

JEFFREY W. COAD	Vice President Marketing & Product Management - Engines & Power

DAVID A. FRANK	Vice President Sales – Commercial Engines & Power

STEPHEN J. LAVENDER	Vice President Engineering – Engines & Power

Products Group

THOMAS M. BURKARD	Vice President Product Management - Commercial Turf & Lawn Care

BENJAMIN D. DUKE	Vice President & President – Job Site and Standby

DONALD W. KLENK	Vice President Operations – Turf & Consumer Products

ROBERT D. PJEVACH	Vice President Product Management – Turf & Consumer Products

JEREMY D. SANDERS	Vice President Sales - Turf & Consumer Products

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
PUBLIC INFORMATION
Persons desiring general information about Briggs & Stratton should contact Rick Carpenter, Vice President Corporate Marketing, at 414-259-5916.
General Information

EXCHANGE LISTING Briggs & Stratton Corporation common stock is listed on the New York Stock Exchange (symbol:BGG).	AUDITORS Deloitte & Touche LLP 555 E. Wells St. Suite 1400 Milwaukee, Wisconsin 53202

TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSER EQ Shareowner Services 1110 Centre Pointe Curve, Suite 101 Mendota Heights, MN 55120	CORPORATE OFFICES 12301 West Wirth Street Wauwatosa, Wisconsin 53222 Telephone 414-259-5333

Inquiries concerning transfer requirements, lost certificates, dividend payments, changes of address and account status should be directed to EQ Shareowner Services at 1-800-468-9716.	MAILING ADDRESS Briggs & Stratton Corporation Post Office Box 702 Milwaukee, Wisconsin 53201