Form 10-Q
period 2018-09-30
BRIGGS & STRATTON CORP
filed 2018-11-06
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2018
COMMON STOCK, par value $0.01 per share	42,388,681 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 30, 2018	July 1, 2018
CURRENT ASSETS:
Cash and Cash Equivalents	$29,012	$44,923
Accounts Receivable, Net	185,188	182,801
Inventories -
Finished Products	385,624	290,108
Work in Process	148,702	111,409
Raw Materials	10,522	10,314
Total Inventories	544,848	411,831
Prepaid Expenses and Other Current Assets	34,811	39,651
Total Current Assets	793,859	679,206
OTHER ASSETS:
Goodwill	169,162	163,200
Investments	44,324	50,960
Other Intangible Assets, Net	99,263	95,864
Long-Term Deferred Income Tax Asset	31,463	12,149
Other Long-Term Assets, Net	22,166	20,507
Total Other Assets	366,378	342,680
PLANT AND EQUIPMENT:
Cost	1,183,485	1,175,165
Less - Accumulated Depreciation	766,515	753,085
Total Plant and Equipment, Net	416,970	422,080
TOTAL ASSETS	$1,577,207	$1,443,966

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 30, 2018	July 1, 2018
CURRENT LIABILITIES:
Accounts Payable	$240,489	$204,173
Short-Term Debt	201,406	48,036
Accrued Liabilities	128,265	131,897
Total Current Liabilities	570,160	384,106
OTHER LIABILITIES:
Accrued Pension Cost	186,455	189,872
Accrued Employee Benefits	20,138	20,196
Accrued Postretirement Health Care Obligation	28,705	30,186
Accrued Warranty	15,428	15,781
Other Long-Term Liabilities	36,095	33,447
Long-Term Debt	200,888	199,954
Total Other Liabilities	487,709	489,436
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	75,437	76,408
Retained Earnings	1,024,875	1,071,480
Accumulated Other Comprehensive Loss	(253,934)	(252,272)
Treasury Stock at cost, 15,400 and 15,237 shares, respectively	(327,619)	(325,771)
Total Shareholders’ Investment	519,338	570,424
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,577,207	$1,443,966

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2018	October 1, 2017
NET SALES	$278,997	$329,094
COST OF GOODS SOLD	235,243	262,829
Gross Profit	43,754	66,265
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	100,858	86,471
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	2,973	3,613
Loss from Operations	(54,131)	(16,593)
INTEREST EXPENSE	(5,161)	(4,957)
OTHER INCOME, Net	343	476
Loss Before Income Taxes	(58,949)	(21,074)
CREDIT FOR INCOME TAXES	(17,963)	(6,036)
NET LOSS	$(40,986)	$(15,038)

EARNINGS (LOSS) PER SHARE
Basic	$(0.98)	$(0.36)
Diluted	(0.98)	(0.36)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	41,858	42,105
Diluted	41,858	42,105

DIVIDENDS PER SHARE	$0.14	$0.14

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2018	October 1, 2017
Net Loss	$(40,986)	$(15,038)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(3,690)	3,928
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	(698)	(532)
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,726	2,720
Other Comprehensive Income (Loss)	(1,662)	6,116
Total Comprehensive Loss	$(42,648)	$(8,922)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 30, 2018	October 1, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(40,986)	$(15,038)
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Depreciation and Amortization	16,003	14,871
Stock Compensation Expense	2,632	2,306
Loss on Disposition of Plant and Equipment	—	1,103
Provision for Deferred Income Taxes	(20,482)	(1,040)
Equity in Earnings of Unconsolidated Affiliates	(3,910)	(3,613)
Dividends Received from Unconsolidated Affiliates	3,101	3,231
Change in Operating Assets and Liabilities:
Accounts Receivable	(1,465)	52,608
Inventories	(127,597)	(84,958)
Other Current Assets	8,014	(8,817)
Accounts Payable, Accrued Liabilities and Income Taxes	27,374	14,138
Other, Net	629	(4,298)
Net Cash Used in Operating Activities	(136,687)	(29,507)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(21,246)	(27,117)
Proceeds Received on Disposition of Plant and Equipment	—	374
Cash Paid for Acquisition, Net of Cash Acquired	(8,865)	—
Net Cash Used in Investing Activities	(30,111)	(26,743)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	153,371	64,500
Long Term Note Payable	—	7,685
Debt Issuance Costs	—	(1,154)
Treasury Stock Purchases	(5,082)	(2,105)
Stock Option Exercise Proceeds and Tax Benefits	1,823	520
Payments Related to Shares Withheld for Taxes for Stock Compensation	(232)	(1,126)
Net Cash Provided by Financing Activities	149,880	68,320
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(940)	1,092
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,858)	13,162
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, Beginning (1)	49,218	61,707
CASH AND CASH EQUIVALENTS, AND RESTRICTED CASH, Ending (2)	$31,360	$74,869
(1) Included within Beginning Cash, Cash Equivalents, and Restricted Cash is approximately $4.3 million and $0 of restricted cash as of July 1, 2018 and July 2, 2017, respectively.
(2) Included within Ending Cash, Cash Equivalents, and Restricted Cash is approximately $2.3 million and $17.8 million of restricted cash as of September 30, 2018 and October 1, 2017, respectively.

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and General Information

Briggs & Stratton Corporation (the “Company”) is focused on providing power to get work done and make people's lives better. The Company is a U.S. based producer of gasoline engines and outdoor power equipment. The Company’s Engines Segment sells engines worldwide, primarily to original equipment manufacturers ("OEMs") of lawn and garden equipment and other gasoline engine powered equipment. The Company also sells related service parts and accessories for its engines. The Company’s Products Segment designs, manufactures and markets a wide range of outdoor power equipment, job site products, and related accessories.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The guidance is applied on a retrospective basis, and became effective for the Company in fiscal 2019. Accordingly, the Company adopted this ASU effective July 2, 2018. Non-service cost components of net periodic pensions costs in the amount of $0.5 million and $0.2 million have been included in Other Income in the Statement of Operations for the three months ended September 30, 2018 and October 1, 2017, respectively.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance is effective, on a retrospective basis, beginning fiscal year 2019. Accordingly, the Company has adopted this ASU effective July 2, 2018. The following table provides a reconciliation of the amount of cash and cash equivalents reported on the Condensed Consolidated Balance Sheets to the total of cash and cash equivalents and restricted cash shown on the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2018	July 1, 2018
Cash and cash equivalents	$29,012	$44,923
Restricted cash	2,348	4,295
Cash, cash equivalents and restricted cash	$31,360	$49,218

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU No. 2016-01). ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The guidance is effective beginning fiscal year 2019, with early adoption permitted. The Company adopted this standard effective July 1, 2018 and it did not have a material impact on the Company’s results of operations, financial position, and cash flows.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance is effective beginning fiscal year 2019 under either full or modified retrospective adoption. The Company has adopted this ASU effective July 2, 2018 using the modified retrospective approach and this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements. Additional disclosures related to adoption of this ASU have been included at Note 4.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended September 30, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(28,928)	$6,486	$(229,830)	$(252,272)
Other Comprehensive Income (Loss) Before Reclassification	(3,690)	252	—	(3,438)
Income Tax Benefit (Expense)	—	(61)	—	(61)
Net Other Comprehensive Income (Loss) Before Reclassifications	(3,690)	191	—	(3,499)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(951)	—	(951)
Realized (Gains) Losses - Commodity Contracts (1)	—	(4)	—	(4)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(216)	—	(216)
Amortization of Prior Service Costs (Credits) (2)	—	—	(137)	(137)
Amortization of Actuarial Losses (2)	—	—	3,728	3,728
Total Reclassifications Before Tax	—	(1,171)	3,591	2,420
Income Tax Expense (Benefit)	—	282	(865)	(583)
Net Reclassifications	—	(889)	2,726	1,837
Other Comprehensive Income (Loss)	(3,690)	(698)	2,726	(1,662)
Ending Balance	$(32,618)	$5,788	$(227,104)	$(253,934)
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

4. Revenue

The Company has adopted ASC 606 using the modified retrospective approach. Revenue is measured based on consideration expected to be received from a customer, and excludes any cash discounts, volume rebates and discounts, floor plan interest, advertising allowances, and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, which is generally upon shipment.
Nature of Revenue
The Company’s revenues primarily consist of sales of engines and products to its customers. The Company considers the purchase orders, which may also be governed by purchasing agreements, to be the contracts with customers. For each contract, the Company considers delivery of the engines and products to be the identified performance obligations. The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 14.
The Engines segment principally generates revenue by providing gasoline engines and power solutions to OEMs which serve commercial and residential markets primarily for lawn and garden equipment applications. The Company typically enters into annual purchasing plans with its engine customers. In certain cases, the Company has entered into longer supply arrangements of two to three years; however, these longer term supply agreements do not generally create unfulfilled performance obligations. The sale of products to OEMs represents a single performance obligation. Revenue is recognized at a point in time when the product is shipped as substantially all engines are not customized for each customer and there is an alternative use for all inventory. The amount of revenue recognized is adjusted for variable consideration such as tiered volume discounts and rebates. Revenue recognized is also adjusted based on an estimate of future returns.
The Products segment generates revenue through the sale of end user products through retail distribution, independent dealer networks, the US mass retail channel, and the rental channel. These channels primarily serve

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

commercial and residential end users. The sale of products to the various distribution networks represents a single performance obligation. Revenue is recognized at a point in time when the product is shipped as the products are not customized for each customer; therefore, there is an alternative use for all inventory. The amount of revenue recognized is adjusted for variable consideration such as tiered volume discounts, rebates, and floor plan interest. Revenue recognized is also adjusted based on an estimate of future returns.
Both the Engines and Products segments account for variable consideration and estimated returns according to the same accounting policies. The Company offers a variable discount if certain customers reach established volume goals in the form of tiered volume discounts. The Company applies the expected value approach to estimate the value of the discount which is then applied as a reduction to the transaction price. Included in net sales for the three months ended September 30, 2018 were reductions for tiered volume discounts of $1.2 million. The Company offers rebates in the form of promotional allowances to incentivize certain customers to make purchases. The expected value approach is used to estimate the rebate value relative to these allowances which is then applied as a reduction of the transaction price. Included in net sales for the three months ended September 30, 2018 were reductions for rebates of $0.8 million.
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for end users to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales for the three months ended September 30, 2018 were financing costs, net of the related gain or loss on interest rate swaps, of $0.7 million.
The Company estimates the expected number of returns based on historical return rates and reduces revenue by the amount of expected returns.
The Company requires prepayment on sales in limited circumstances, but the contract liability related to prepayments is immaterial at as of September 30, 2018 and represents less than 1% of total sales.
The Company offers a standard warranty that is not sold separately on substantially all products that the Company sells which is accounted for as an assurance warranty. Accordingly, no component of transaction price is allocated to the standard warranty. The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience.
During the three month period ended September 30, 2018, the Company recorded $4.1 million of bad debt expense related to a trade customer declaring bankruptcy.
Disaggregation of Revenue
In the following table, revenue is disaggregated by primary product application. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three months ended September 30, 2018.

	Engines	Products	Eliminations	Total
Commercial	$36,017	$71,583	$(1,466)	$106,134
Residential	83,073	101,459	(11,669)	172,863
Total	$119,090	$173,042	$(13,135)	$278,997

5. Earnings (Loss) Per Share

The Company computes earnings (loss) per share using the two-class method, an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

dividends declared and participation rights in undistributed earnings. The Company’s unvested grants of restricted stock, restricted stock units, and deferred stock awards contain non-forfeitable rights to dividends (whether paid or unpaid), which are required to be treated as participating securities and included in the computation of basic earnings (loss) per share.

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended
	September 30, 2018	October 1, 2017
Net Loss	$(40,986)	$(15,038)
Less: Allocation to Participating Securities	(154)	(151)
Net Loss Available to Common Shareholders	$(41,140)	$(15,189)
Average Shares of Common Stock Outstanding	41,858	42,105
Shares Used in Calculating Diluted Earnings (Loss) Per Share	41,858	42,105
Basic Earnings (Loss) Per Share	$(0.98)	$(0.36)
Diluted Earnings (Loss) Per Share	$(0.98)	$(0.36)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. The following options to purchase shares of common stock were excluded from the calculation of diluted earnings per share as the exercise prices were greater than the average market price of the common shares:

	Three Months Ended
	September 30, 2018	October 1, 2017
Options to Purchase Shares of Common Stock (in thousands)	2,286	—
Weighted Average Exercise Price of Options Excluded	$19.76	$—

On April 25, 2018, the Board of Directors authorized $50 million in funds for use in the common share repurchase program expiring June 30, 2020. As of September 30, 2018, the total remaining authorization was approximately $44.9 million.

The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the three months ended September 30, 2018, the Company repurchased 282,126 shares on the open market at an average price of $18.02 per share, as compared to 99,281 shares purchased on the open market at an average price of $21.20 per share during the three months ended October 1, 2017.
6. Investments

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Components of Net Periodic (Income) Expense:
Service Cost	$1,132	$1,501	$34	$43
Interest Cost on Projected Benefit Obligation	9,937	10,774	580	595
Expected Return on Plan Assets	(13,589)	(15,474)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(182)	(359)
Actuarial Loss	2,926	3,795	802	870
Net Periodic (Income) Expense	$451	$641	$1,234	$1,149

The Company expects to make benefit payments of $3.5 million attributable to its non-qualified pension plans for the full year of fiscal 2019. During the first three months of fiscal 2019, the Company made payments of approximately $0.9 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $8.4 million for its other postretirement benefit plans for the full year of fiscal 2019. During the first three months of fiscal 2019, the Company made payments of $2.1 million for its other postretirement benefit plans.

During the first three months of fiscal 2019, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2019. During fiscal 2018, the Company made $30 million in voluntary cash contributions to the qualified pension plan. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.

8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting periods. Stock based compensation expense was $2.6 million for the three months ended September 30, 2018. For the three months ended October 1, 2017, stock based compensation expense was $2.3 million.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

As of September 30, 2018 and July 1, 2018, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		September 30, 2018	July 1, 2018
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	110,000	110,000
Foreign Currency:
Australian Dollar	Sell	39,330	35,833
Brazilian Real	Sell	16,708	28,822
Canadian Dollar	Sell	20,675	14,430
Chinese Renminbi	Buy	102,195	62,209
Euro	Sell	17,105	32,592
Japanese Yen	Buy	1,712,500	587,500
Commodity:
Natural Gas (Therms)	Buy	10,505	10,553

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	September 30, 2018	July 1, 2018
Interest rate contracts
Other Current Assets	$135	$161
Other Long-Term Assets	4,009	3,844
Foreign currency contracts
Other Current Assets	3,188	3,881
Other Long-Term Assets	—	31
Accrued Liabilities	(579)	(195)
Other Long-Term Liabilities	(9)	—
Commodity contracts
Other Current Assets	21	16
Other Long-Term Assets	2	5
Accrued Liabilities	(22)	(7)
Other Long-Term Liabilities	(38)	(29)
	$6,707	$7,707
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended September 30, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$106	Net Sales	$216	$—
Foreign currency contracts - sell	(331)	Net Sales	1,116	—
Foreign currency contracts - buy	(457)	Cost of Goods Sold	(165)	—
Commodity contracts	(16)	Cost of Goods Sold	4	—
	$(698)		$1,171	$—

	Three Months Ended October 1, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$61	Net Sales	$(2)	$—
Foreign currency contracts - sell	(476)	Net Sales	(1,720)	—
Foreign currency contracts - buy	(129)	Cost of Goods Sold	(629)	—
Commodity contracts	12	Cost of Goods Sold	(5)	—
	$(532)		$(2,356)	$—

During the next twelve months, the estimated net amount of losses on cash flow hedges as of September 30, 2018 expected to be reclassified out of AOCI into earnings is $2.9 million.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and July 1, 2018 (in thousands):

		Fair Value Measurements Using
	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Derivatives	$7,355	$—	$7,355	$—
Liabilities:
Derivatives	$648	$—	$648	$—
	July 1, 2018	Level 1	Level 2	Level 3
Assets:
Derivatives	$7,938	$—	$7,938	$—
Liabilities:
Derivatives	$231	$—	$231	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 15) at September 30, 2018 and July 1, 2018 was $212.8 million and $214.0 million, respectively, compared to the carrying value of $200.9 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 15) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at September 30, 2018 and July 1, 2018 due to the short-term nature of these instruments.

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

	Three Months Ended
	September 30, 2018	October 1, 2017
Beginning Balance	$45,327	$43,108
Payments	(6,479)	(7,715)
Provision for Current Year Warranties	2,678	4,895
Changes in Estimates	33	(675)
Ending Balance	$41,559	$39,613
12. Income Taxes

On December 22, 2017 the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will impact the Company’s financial statements, including but not limited to a permanent decrease in the corporate federal statutory income tax rate and a one-time charge from the inclusion of foreign earnings that the Company can elect to pay over eight years.

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

In connection with the Company’s analysis of the impact of the Tax Act, a tax expense of approximately $21.1 million was recorded in fiscal 2018. This amount consists of an expense resulting from the re-measurement of deferred tax assets and liabilities for the corporate tax rate reduction of approximately $13.8 million and an expense related to the inclusion of foreign earnings of approximately $7.3 million. The Company has not completed its accounting for the income tax effects of certain elements of the Tax Act; however, reasonable estimates were made in order to record provisional adjustments for areas where analysis is not yet complete. For instance, the tax expense of approximately $13.8 million related to the re-measurement of the Company’s deferred tax assets and liabilities from the enacted corporate tax rate reduction may be affected by other analyses related to the Tax Act, including but not limited to the transition tax, expenditures that qualify for immediate expensing and the state tax effect of adjustments made to federal temporary differences. Additionally, in calculating the approximate tax expense of $7.3 million related to the inclusion of foreign earnings, the Company is required to determine various components including the amount of accumulated and current earnings and profits of its foreign subsidiaries, the amount of foreign income taxes paid on these earnings, and the cash and equivalents held by its foreign subsidiaries at various prescribed measurement dates. The Company has made a reasonable estimate of this expense and will continue to gather additional information to more precisely compute the expense.

The Company is also in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of September 30, 2018, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation in regards to its permanent reinvestment assertion. During fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $33 million of its foreign earnings and made distributions from its foreign earnings related to the

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

assertion removal in the second quarter of approximately $18 million. The Company expects to repatriate approximately an additional $15 million of foreign earnings in fiscal 2019. The Company continues to evaluate its cash needs and strategic opportunities to repatriate cash. The Company was able to make a reasonable estimate of the tax effects of the planned repatriation, and the provisional estimate has been recorded in the financials including withholding taxes and currency gain and loss. The Company will continue to gather additional information to more precisely compute the tax impact. For the remainder of its foreign earnings, the Company has yet to determine whether it intends to change its prior assertion and repatriate earnings. Accordingly, deferred taxes attributable to its investments in its foreign subsidiaries have not yet been recorded. The tax effects of any change in the Company’s prior assertion will be recorded in the period that analysis is completed and a reasonable estimate is able to be calculated, and any unrecognized deferred tax liability for temporary differences related to its foreign investments will be disclosed if practicable.

When calculating the income tax provision, the Company uses an estimate of the annual effective tax rate based upon information known at each interim period. The actual effective tax rate is adjusted each quarter based upon changes to the forecast as compared to the beginning of the fiscal year and each following interim period.
The effective tax rate for the first quarter of fiscal 2019 was 30.5%, compared to 28.6% for the same period last year. As a result of the Tax Act, the Company is subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and a U.S. federal statutory corporate income tax rate of 21% for the fiscal year ending June 30, 2019 and future fiscal years. The tax rates for the first quarters of fiscal 2019 and 2018 were primarily driven by the federal research and development credit.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

Following briefing of the appeal and prior to oral argument, the United States Supreme Court overturned the SCA decision, ruling that laches is not available in a patent infringement case for damages. That ruling eliminated laches as one basis for BSPPG’s appeal of the Exmark case. The appellate court held a hearing on the remainder of BSPPG’s appeal on April 5, 2017 and issued its decision on January 12, 2018. The appellate court found that the district court erred in granting summary judgment concerning the patent’s validity and remanded that issue to the district court for reconsideration. The appellate court also vacated the jury’s damages award and the district court’s award of enhanced damages, remanding the case to the district court for a new trial on damages and reconsideration on willfulness. The appellate court affirmed the district court rulings in all other respects. The new trial has been scheduled to begin on December 10, 2018. Each of the Company and Exmark filed several pre-trial motions in the Nebraska district court. On October 12, 2018, as part of the pretrial ruling, the court reaffirmed the validity of Exmark’s patent. The court has yet to issue its opinion on willfulness. The issues of damages and potentially willfulness will be addressed at the new trial.

In assessing whether the Company should accrue a liability in its financial statements as a result of the May 11, 2016 post-trial rulings and related matters, the Company considered various factors, including the legal and factual circumstances of the case, the trial record, the post-trial orders, the current status of the proceedings, applicable law, the views of legal counsel, the decision of the appellate court and the Nebraska district court’s October 12, 2018 ruling. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of September 30, 2018.

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

	Three Months Ended
	September 30, 2018	October 1, 2017
NET SALES:
Engines	$119,090	$162,746
Products	173,042	186,597
Inter-Segment Eliminations	(13,135)	(20,249)
Total*	$278,997	$329,094
* International sales included in net sales based on product shipment destination	$88,526	$114,637
GROSS PROFIT:
Engines	$16,042	$31,219
Products	27,556	35,707
Inter-Segment Eliminations	156	(661)
Total	$43,754	$66,265
SEGMENT INCOME (LOSS):
Engines	$(44,408)	$(19,590)
Products	(9,880)	3,658
Inter-Segment Eliminations	156	(661)
Total	$(54,132)	$(16,593)

Pre-tax business optimization charges, bad debt expense related to a major retailer bankruptcy, litigation settlement charge, and acquisition integration activities included in gross profit were as follows (in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017
Engines	$423	$425
Products	2,880	768
Total	$3,303	$1,193

Pre-tax business optimization charges, bad debt expense related to a major retailer bankruptcy, litigation settlement charge, and acquisition integration activities included in segment income (loss) were as follows (in thousands):

	Three Months Ended
	September 30, 2018	October 1, 2017
Engines	$14,488	$2,331
Products	11,641	2,906
Total	$26,129	$5,237

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

15. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	September 30, 2018	July 1, 2018
Multicurrency Credit Agreement	$201,406	$48,036
Total Short-Term Debt	$201,406	$48,036

Note Payable (NMTC transaction)	$7,685	$7,685
Unamortized Debt Issuance Costs associated with Note Payable	968	1,009
	$6,717	$6,676

6.875% Senior Notes	$200,888	$200,888
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	750	934
	$200,138	$199,954
Total Long-Term Debt	$206,855	$206,630

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. The Company has repurchased $24 million of Senior Notes after receiving unsolicited offers from bondholders since issuance of the Senior Notes. There were no repurchases during the three month periods ended September 30, 2018 or October 1, 2017.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of September 30, 2018 and July 1, 2018, $201.4 million and $48.0 million was outstanding under the Revolver, respectively. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

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

In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

use on the project. Restricted cash of $2.3 million held by the Company at September 30, 2018 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

16. Acquisitions

On July 31, 2018 the Company completed a cash acquisition of certain assets of Hurricane Inc., a designer and manufacturer of commercial stand-on leaf and debris blowers. The purchase price is comprised of $8.7 million of cash consideration and $2.0 million of contingent cash consideration. The Company has accounted for the acquisition in accordance with ASC 805 and it has been included in the Products segment. At September 30, 2018, the preliminary purchase price allocation resulted in the recognition of $6.2 million of goodwill, and $4.6 million of intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, bad debt expense related to a major retailer bankruptcy, litigation settlement charge, and acquisition integration activities for the three months ended fiscal September 2019 and 2018 (in thousands, except per share data):

	Three Months Ended Fiscal September
	2019 Reported	Adjustments(1)	2019 Adjusted(3)	2018 Reported	Adjustments(2)	2018 Adjusted(3)
Gross Profit:
Engines	$16,042	$423	$16,465	$31,219	$425	$31,644
Products	27,556	2,880	30,436	35,707	768	36,475
Inter-Segment Eliminations	156	—	156	(661)	—	(661)
Total	$43,754	$3,303	$47,057	$66,265	$1,193	$67,458

Engineering, Selling, General and Administrative Expenses:
Engines	$62,189	$13,128	$49,061	$53,091	$1,906	$51,185
Products	38,670	8,761	29,909	33,380	2,138	31,242
Total	$100,859	$21,889	$78,970	$86,471	$4,044	$82,427

Equity in Earnings of Unconsolidated Affiliates
Engines	$1,739	$937	$2,676	$2,282	$—	$2,282
Products	1,234	—	1,234	1,331	—	1,331
Total	$2,973	$937	$3,910	$3,613	$—	$3,613

Segment Income (Loss):
Engines	$(44,408)	$14,488	$(29,920)	$(19,590)	$2,331	$(17,259)
Products	(9,880)	11,641	1,761	3,658	2,906	6,564
Inter-Segment Eliminations	156	—	156	(661)	—	(661)
Total	$(54,132)	$26,129	$(28,003)	$(16,593)	$5,237	$(11,356)

Income (Loss) Before Income Taxes	(58,949)	26,129	(32,820)	(21,074)	5,237	(15,837)
Provision (Credit) for Income Taxes	(17,963)	6,154	(11,809)	(6,036)	1,509	(4,527)
Net Income (Loss)	$(40,986)	$19,975	$(21,011)	$(15,038)	$3,728	$(11,310)

Earnings (Loss) Per Share
Basic	$(0.98)	$0.47	$(0.51)	$(0.36)	$0.09	$(0.27)
Diluted	(0.98)	0.47	(0.51)	(0.36)	0.09	(0.27)
(1) For the first quarter of fiscal 2019, business optimization expenses include $763 ($598 after tax) of non-cash charges related to accelerated depreciation, and $19,168 ($14,598 after tax) of cash charges related primarily to activities associated with the Company's Q1 FY19 ERP go-live, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized bad debt expense of $4,132 ($3,199 after tax) after a major retailer announced that it had filed for bankruptcy protection. The Company recognized $2,000 ($1,529 after tax) for amounts accrued related to a litigation settlement charge and $65 ($50 after tax) related to acquisition integration activities.
(2) For the first quarter of fiscal 2018, business optimization expenses include $2,249 ($1,697 after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $2,988 ($2,032 after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(3) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that business optimization charges and certain other items have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the first quarter of fiscal 2019 were $279.0 million, a decrease of $50.1 million, or 15.2%, from the first quarter of fiscal 2018.

Engines Segment net sales in the first quarter of fiscal 2019 decreased $43.6 million, or 26.8%, from the prior year. Engine sales unit volumes decreased by 25%, or approximately 260,000 engines, in the first quarter of fiscal 2019 compared to the same period last year. Engine and service part sales were lower primarily due to timing of shipments. Sales of approximately $15 million had been accelerated into the fourth quarter of fiscal 2018 to support customers during the go-live of the Company's upgraded ERP system in early July. In addition, shipments are expected to occur later this year compared to last year due to lower shipping throughput this year associated with the go-live of the Company's upgraded ERP system in the first quarter. Certain engine customers were shut down for longer maintenance periods in the first quarter this year. Sales into Europe and Australia were also lower due to unseasonably dry weather conditions which began to improve subsequent to the end of the first quarter.

Products Segment net sales in the first quarter of fiscal 2019 decreased $13.6 million, or 7.3%, from the prior year. The decrease was due to lower generator sales due to less hurricane related activity compared to last year, prolonged drought conditions in Australia and lower service parts sales due to timing. Offsetting these decreases were higher commercial sales of job site products and Ferris mowers.

GROSS PROFIT

The consolidated gross profit percentage was 15.7% in the first quarter of fiscal 2019, a decrease from 20.1% in the same period last year. Adjusted gross profit percentage was 16.9% in the first quarter this year compared to adjusted gross profit margin of 20.5% in the prior year.

The Engines Segment gross profit percentage was 13.5% in the first quarter of fiscal 2019, down from 19.2% in the first quarter of fiscal 2018. Adjusted gross profit percentage was 13.8% in the first quarter this year compared to 19.4% in the prior year primarily due to unfavorable sales mix, including a lower proportion of service parts sales.  Manufacturing volumes were lower compared to last year by over 15% due to the cut-over to the Company's upgraded ERP system.

The Products Segment gross profit percentage was 15.9% for the first quarter of fiscal 2019, down from 19.1% in the first quarter of fiscal 2018. Adjusted gross profit percentage was 17.6% in the first quarter this year compared to 19.5% in the prior year primarily due to unfavorable sales mix of proportionately lower service parts sales and a lower contribution margin from less hurricane related sales. Manufacturing throughput was slightly lower year over year related to the cut-over to the upgraded ERP system in the first quarter.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses were $100.9 million in the first quarter of fiscal 2019, an increase of $14.4 million, or 16.6%, from the first quarter of fiscal 2018.

The Engines Segment engineering, selling, general and administrative expenses for the first quarter of fiscal 2019 increased $8.9 million from the first quarter of fiscal 2018 due to increased business optimization charges. Adjusted Engines Segment engineering, selling, general and administrative expenses decreased $2.3 million primarily due to reduced costs associated with lower employee compensation expense.

The Products Segment engineering, selling, general and administrative expenses were $38.6 million for the first quarter of fiscal 2019, an increase of $5.2 million from the first quarter of fiscal 2018 due to increased business optimization charges, bad debt expense related to a major retailer bankruptcy, a litigation settlement charge, and acquisition integration activities. Adjusted Products Segment engineering, selling, general and administrative expenses decreased $1.4 million due to reduced costs associated with lower employee compensation expense.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

INTEREST EXPENSE

Interest expense for the first three months of fiscal 2019 was $0.2 million higher than the same period last year primarily due to increased average net borrowings and higher interest rates.

PROVISION FOR INCOME TAXES

As a result of the Tax Act, the Company was subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ended July 1, 2018 and is subject to a U.S. federal statutory corporate income tax rate of 21% in the fiscal year ending June 30, 2019 and future fiscal years. Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have a favorable impact on the Company's future consolidated tax expense and operating cash flows.
Within the calculation of the Company’s tax rate, various assumptions and estimates have been used that may change as a result of future guidance, interpretation, and legislation from the Internal Revenue Service, the SEC, the Financial Accounting Standards Board (“FASB”) and/or various other taxing jurisdictions. For example, the Company anticipates that U.S. state jurisdictions will continue to determine and announce their conformity to the Tax Act which could have an impact on the Company’s tax rate. The Tax Act contains many significant changes to U.S. tax laws, the consequences of which have not yet been fully determined. The Company is also in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of September 30, 2018, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation. The Company removed its permanent reinvestment assertion on approximately $33 million of its foreign earnings during fiscal 2018, recorded the estimated tax impact in its financial statements, and continues to evaluate its cash needs and strategic opportunities to repatriate cash.
The Tax Act also establishes new tax laws that come into effect for the Company in fiscal year 2019, including the creation of a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs), a deduction of up to 50 percent to offset the income tax liability, and a deduction for foreign derived intangible income (FDII) subject to certain limitations. During fiscal year 2019, the Company is estimating a current income tax expense from the new GILTI provisions of approximately $850,000 with an offsetting foreign tax credit of approximately $130,000.

Changes in corporate tax rates, the deferred tax assets and liabilities relating to the Company's U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax legislation could have a material impact on the Company's future consolidated tax expense.

BUSINESS OPTIMIZATION PROGRAM

The Company made progress on implementing its previously announced business optimization program in the first quarter of fiscal 2019. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, expanding Ferris commercial mower production capacity into a new, modern facility which is located close to the current manufacturing facility in New York, and the implementation of an ERP upgrade. The Company successfully went live with the ERP upgrade at the beginning of the first quarter of fiscal 2019.

Production of Vanguard engines in the Company’s U.S. plants began in the fourth quarter of fiscal 2018 and is expected to be phased in through the middle of fiscal 2019. Previously, the majority of Vanguard engines were sourced from overseas. Production of Ferris commercial mowers began in the new facility in the fourth quarter of fiscal 2018, and the exit from the existing plant and remote warehouse is planned for the third quarter of fiscal 2019 and remains on track.

For the first quarter of fiscal 2019, the Company recorded business optimization charges of $19.9 million ($15.2 million after tax or $0.36 per diluted share). Pre-tax charges associated with the business optimization program

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

were in line with expectations for the first quarter. Full year costs are expected to be approximately $27 million to $32 million in fiscal 2019. Total program cost estimate remains unchanged at $50 million to $55 million.
The business optimization program is projected to generate $30 million to $35 million of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates the future annual savings will be achieved over a three-year period beginning in fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first three months of fiscal 2019 were $136.7 million compared to $29.5 million in the first three months of fiscal 2018. The increase in cash used in operating activities was primarily related to increased net loss and higher working capital.

Cash flows used in investing activities were $30.1 million and $26.7 million during the first three months of fiscal 2019 and fiscal 2018, respectively. The increase in cash used in investing activities was primarily related to cash paid for acquisitions, offset by lower capital expenditures.

Cash flows provided by financing activities were $149.9 million and $68.3 million during the first three months of fiscal 2019 and fiscal 2018, respectively. The $81.6 million increase in cash provided by financing activities was attributable to higher borrowings on the Revolver (as defined below) in the first quarter of fiscal 2019 compared to the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of September 30, 2018 and July 1, 2018, $201.4 million and $48.0 million was outstanding under the Revolver, respectively. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

On April 25, 2018, the Board of Directors authorized $50 million in funds for use in the common share repurchase program expiring June 30, 2020. As of September 30, 2018, the total remaining authorization was approximately $44.9 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the three months ended September 30, 2018, the Company repurchased 282,126 shares on the open market at an average price of $18.02 per share, as compared to 99,281 shares purchased on the open market at an average price of $21.20 per share during the three months ended October 1, 2017.

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

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. The Revolver contains financial covenants that require the Company to

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of September 30, 2018, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2019.

On October 15, 2018, Sears Holdings Corporation ("Sears") announced that it had filed for bankruptcy protection. Net sales in support of Sears represent less than 3% of the Company's outlook for fiscal year 2019. The Company expects that the Sears bankruptcy will have a limited impact on the Company's fiscal 2019 outlook and will not have any material impact on long-term results. The Company will work closely with channel partners to mitigate sales loss due to a potential acceleration in the reduction of Sears stores. The Company recorded bad debt expense of $4.1 million for amounts due from Sears during the first quarter of fiscal year 2019.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 28, 2018 filing of the Company’s Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 28, 2018 filing of the Company’s Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 28, 2018 filing of its Annual Report on Form 10-K. As discussed in its annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for its products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom the Company competes; changes in laws and regulations, including U.S. tax reform, changes in tax rates, laws and regulations as well as related guidance; imposition of new, or change in existing, duties, tariffs and trade agreements; changes in customer and OEM demand; changes in prices of raw materials and parts that the Company purchases; changes in domestic and foreign economic conditions (including effects from the U.K.’s decision to exit the European Union); the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; the ability to realize anticipated savings from the business optimization program and restructuring actions; and other factors disclosed from time to time in the Company's SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. The Company undertakes no obligation to update forward-looking statements or other statements it may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

There have been no material changes since the August 28, 2018 filing of the Company’s Annual Report on Form 10-K.

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
In the first quarter of fiscal 2019, the Company went live with an upgraded ERP system. As a result of the ERP go-live, there was a material change to the Company's internal control framework. The Company's management believes it took the necessary steps to monitor and maintain appropriate internal controls during the cut over period of system change. The primary change to internal controls is the increase in automated controls and enhancement of role based security within the new ERP system, which will allow the Company to be more efficient and further enhance our internal controls over financial reporting.
Other than noted above, there have not been any changes in the Company’s internal control over financial reporting during the first fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of legal proceedings is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "Commitments and Contingencies" and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes since the August 28, 2018 filing of the Company’s Annual Report on Form 10-K.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 30, 2018.

2019 Fiscal Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (b)
July 2, 2018 to July 29, 2018	122,519	$17.49	122,519	$47,857,372
July 30, 2018 to August 26, 2018	212,976	18.98	119,218	45,739,975
August 27, 2018 to September 30, 2018	40,389	20.37	40,389	44,917,146
Total First Quarter	375,884	$18.64	282,126	$44,917,146
(a) During the three months ended September 30, 2018, the Company repurchased 93,00 shares that were surrendered by employees to satisfy tax withholding obligations upon vesting of restricted stock. These shares were not included in the authorized share repurchase program.
(b) On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amended and Restated Form of Officer Employment Agreement for new officers appointed on or after August 15, 2018 (Filed herewith)

10.2	Form of Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after August 15, 2018 (Filed herewith)

10.3	Form of CEO Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after August 15, 2018 (Filed herewith)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	November 6, 2018	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer