Form 10-Q
period 2018-12-30
BRIGGS & STRATTON CORP
filed 2019-02-05
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
_____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 30, 2019
COMMON STOCK, par value $0.01 per share	42,105,071 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	December 30, 2018	July 1, 2018
CURRENT ASSETS:
Cash and Cash Equivalents	$33,954	$44,923
Accounts Receivable, Net	242,232	182,801
Inventories -
Finished Products	400,669	290,108
Work in Process	154,489	111,409
Raw Materials	12,098	10,314
Total Inventories	567,256	411,831
Prepaid Expenses and Other Current Assets	38,481	39,651
Total Current Assets	881,923	679,206
OTHER ASSETS:
Goodwill	169,401	163,200
Investments	47,078	50,960
Other Intangible Assets, Net	98,619	95,864
Long-Term Deferred Income Tax Asset	30,442	12,149
Other Long-Term Assets, Net	19,852	20,507
Total Other Assets	365,392	342,680
PLANT AND EQUIPMENT:
Cost	1,197,673	1,175,165
Less - Accumulated Depreciation	784,518	753,085
Total Plant and Equipment, Net	413,155	422,080
TOTAL ASSETS	$1,660,470	$1,443,966

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 30, 2018	July 1, 2018
CURRENT LIABILITIES:
Accounts Payable	$226,536	$204,173
Short-Term Debt	314,073	48,036
Accrued Liabilities	132,179	131,897
Total Current Liabilities	672,788	384,106
OTHER LIABILITIES:
Accrued Pension Cost	182,925	189,872
Accrued Employee Benefits	20,174	20,196
Accrued Postretirement Health Care Obligation	26,763	30,186
Accrued Warranty	15,514	15,781
Other Long-Term Liabilities	40,874	33,447
Long-Term Debt	196,013	199,954
Total Other Liabilities	482,263	489,436
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	77,310	76,408
Retained Earnings	1,016,205	1,071,480
Accumulated Other Comprehensive Loss	(254,768)	(252,272)
Treasury Stock at cost, 15,772 and 14,942 shares, respectively	(333,907)	(325,771)
Total Shareholders’ Investment	505,419	570,424
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,660,470	$1,443,966

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
NET SALES	$505,462	$446,436	$784,459	$775,531
COST OF GOODS SOLD	413,005	353,570	648,248	616,400
Gross Profit	92,457	92,866	136,211	159,131
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	87,139	77,590	187,998	164,062
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	3,017	2,113	5,990	5,726
Income (Loss) from Operations	8,335	17,389	(45,797)	795
INTEREST EXPENSE	(7,482)	(5,593)	(12,643)	(10,550)
OTHER INCOME, Net	(946)	384	(603)	860
Income (Loss) Before Income Taxes	(93)	12,180	(59,043)	(8,895)
PROVISION (CREDIT) FOR INCOME TAXES	2,511	28,524	(15,452)	22,488
NET LOSS	$(2,604)	$(16,344)	$(43,591)	$(31,383)

EARNINGS (LOSS) PER SHARE
Basic	$(0.07)	$(0.39)	$(1.05)	$(0.75)
Diluted	(0.07)	(0.39)	(1.05)	(0.75)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	41,689	42,154	41,773	42,130
Diluted	41,689	42,154	41,773	42,130

DIVIDENDS PER SHARE	$0.14	$0.14	$0.28	$0.28

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net Loss	$(2,604)	$(16,344)	$(43,591)	$(31,383)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	264	(681)	(3,426)	3,247
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	(3,780)	1,579	(4,478)	1,047
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,682	2,758	5,408	5,478
Other Comprehensive Income (Loss)	(834)	3,656	(2,496)	9,772
Total Comprehensive Loss	$(3,438)	$(12,688)	$(46,087)	$(21,611)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 30, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(43,591)	$(31,383)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	32,263	28,524
Stock Compensation Expense	3,177	3,869
Loss on Disposition of Plant and Equipment	66	1,553
Provision for Deferred Income Taxes	(19,550)	18,427
Equity in Earnings of Unconsolidated Affiliates	(7,854)	(6,948)
Dividends Received from Unconsolidated Affiliates	10,510	9,810
Change in Operating Assets and Liabilities:
Accounts Receivable	(59,838)	29,900
Inventories	(157,401)	(126,075)
Other Current Assets	1,947	(3,402)
Accounts Payable, Accrued Liabilities and Income Taxes	22,382	16,808
Other, Net	1,862	(5,944)
Net Cash Used in Operating Activities	(216,027)	(64,861)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(34,234)	(45,597)
Proceeds Received on Disposition of Plant and Equipment	12	686
Cash Paid for Acquisition, Net of Cash Acquired	(8,865)	(1,800)
Net Cash Used in Investing Activities	(43,087)	(46,711)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	266,038	128,648
Repayments on Long-Term Debt	(4,875)	—
Long Term Note Payable	—	7,685
Debt Issuance Costs	—	(1,154)
Treasury Stock Purchases	(11,429)	(3,128)
Stock Option Exercise Proceeds and Tax Benefits	1,823	2,939
Cash Dividends Paid	(5,948)	(5,998)
Payments Related to Shares Withheld for Taxes for Stock Compensation	(257)	(1,147)
Net Cash Provided by Financing Activities	245,352	127,845
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(336)	1,090
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,098)	17,363
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning (1)	49,218	61,707
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Ending (2)	$35,120	$79,070
(1) Included within Beginning Cash, Cash Equivalents, and Restricted Cash is approximately $4.3 million and $0 of restricted cash as of July 1, 2018 and July 2, 2017, respectively.
(2) Included within Ending Cash, Cash Equivalents, and Restricted Cash is approximately $1.2 million and $12.7 million of restricted cash as of December 30, 2018 and December 31, 2017, respectively.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting and Hedging Activities. ASU No. 2017-12 better aligns a Company's risk management activities and financial reporting for hedging relationships, in addition to simplifying certain aspects of ASC Topic 815. The guidance is effective beginning fiscal year 2020, with early adoption permitted. The Company is currently assessing the impact of this new accounting pronouncement on its financial position.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The guidance is applied on a retrospective basis, and became effective for the Company in fiscal 2019. Accordingly, the Company adopted this ASU effective July 2, 2018. Non-service cost components of net periodic pension costs in the amount of $0.5 million and $1.0 million have been included in Other Income in the Statement of Operations for the three and six months ended December 30, 2018. Non-service cost components of net periodic pension costs in the amount of $0.3 million and $0.5 million have been included in Other Income in the Statement of Operations for the three and six months ended December 31, 2017.

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

	December 30, 2018	July 1, 2018
Cash and cash equivalents	$33,954	$44,923
Restricted cash	1,166	4,295
Cash, cash equivalents and restricted cash	$35,120	$49,218

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The guidance is effective beginning fiscal year 2020, with early adoption permitted. The Company's project plan involves identifying and implementing appropriate changes to its business processes, systems and controls as well as compiling and evaluating lease arrangements to support lease accounting and disclosures under Topic 842. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.

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

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 30, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(32,618)	$5,788	$(227,104)	$(253,934)
Other Comprehensive Income (Loss) Before Reclassification	264	(3,050)	—	(2,786)
Income Tax Benefit (Expense)	—	732	—	732
Net Other Comprehensive Income (Loss) Before Reclassifications	264	(2,318)	—	(2,054)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(1,757)	—	(1,757)
Realized (Gains) Losses - Commodity Contracts (1)	—	(6)	—	(6)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(160)	—	(160)
Amortization of Prior Service Costs (Credits) (2)	—	—	(137)	(137)
Amortization of Actuarial Losses (2)	—	—	3,671	3,671
Total Reclassifications Before Tax	—	(1,923)	3,534	1,611
Income Tax Expense (Benefit)	—	461	(852)	(391)
Net Reclassifications	—	(1,462)	2,682	1,220
Other Comprehensive Income (Loss)	264	(3,780)	2,682	(834)
Ending Balance	$(32,354)	$2,008	$(224,422)	$(254,768)
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

	Six Months Ended December 30, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(28,928)	$6,486	$(229,830)	$(252,272)
Other Comprehensive Income (Loss) Before Reclassification	(3,426)	(1,115)	—	(4,541)
Income Tax Benefit (Expense)		267	—	267
Net Other Comprehensive Income (Loss) Before Reclassifications	(3,426)	(848)	—	(4,274)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(2,708)		(2,708)
Realized (Gains) Losses - Commodity Contracts (1)	—	(4)		(4)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(216)		(216)
Amortization of Prior Service Costs (Credits) (2)	—		(275)	(275)
Amortization of Actuarial Losses (2)	—		7,399	7,399
Total Reclassifications Before Tax	—	(2,928)	7,124	4,196
Income Tax Expense (Benefit)	—	(702)	(1,716)	(2,418)
Net Reclassifications	—	(3,630)	5,408	1,778
Other Comprehensive Income (Loss)	(3,426)	(4,478)	5,408	(2,496)
Ending Balance	$(32,354)	$2,008	$(224,422)	$(254,768)
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
The Engines segment principally generates revenue by providing gasoline engines and power solutions to OEMs which serve commercial and residential markets primarily for lawn and garden equipment applications. The Company typically enters into annual purchasing plans with its engine customers. In certain cases, the Company has entered into longer supply arrangements of two to three years; however, these longer term supply agreements do not generally create unfulfilled performance obligations. The sale of products to OEMs represents a single performance obligation. Revenue is recognized at a point in time when the product is shipped as substantially all engines are not customized for each customer and there is an alternative use for such inventory. The amount of revenue recognized is adjusted for variable consideration such as tiered volume discounts and rebates. Revenue recognized is also adjusted based on an estimate of future returns.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The Products segment generates revenue through the sale of end user products through retail distribution, independent dealer networks, the US mass retail channel, and the rental channel. These channels primarily serve commercial and residential end users. The sale of products to the various distribution networks represents a single performance obligation. Revenue is recognized at a point in time when the product is shipped as the products are not typically customized for each customer; therefore, there is an alternative use for such inventory. The amount of revenue recognized is adjusted for variable consideration such as tiered volume discounts, rebates, and floor plan interest. Revenue recognized is also adjusted based on an estimate of future returns.
Both the Engines and Products segments account for variable consideration and estimated returns according to the same accounting policies. The Company offers a variable discount if certain customers reach established volume goals in the form of tiered volume discounts. The Company applies the expected value approach to estimate the value of the discount which is then applied as a reduction to the transaction price. Included in net sales for the three and six months ended December 30, 2018 were reductions for tiered volume discounts of $1.2 million and $2.4 million, respectively. The Company offers rebates in the form of promotional allowances to incentivize certain customers to make purchases. The expected value approach is used to estimate the rebate value relative to these allowances which is then applied as a reduction of the transaction price. Included in net sales for the three and six months ended December 30, 2018 were reductions for rebates of $1.1 million and $1.9 million, respectively.
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for end users to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales for the three and six months ended December 30, 2018 were financing costs, net of the related gain or loss on interest rate swaps, of $0.9 million and $1.6 million, respectively.
The Company estimates the expected number of returns based on historical return rates and reduces revenue by the amount of expected returns.
The Company requires prepayment on sales in limited circumstances, but the contract liability related to prepayments is immaterial as of December 30, 2018 and represents less than 1% of total sales.
The Company offers a standard warranty that is not sold separately on substantially all products that the Company sells which is accounted for as an assurance warranty. Accordingly, no component of the transaction price is allocated to the standard warranty. The Company records a liability for product warranty obligations at the time of sale to a customer based upon historical warranty experience.
During six month period ended December 30, 2018, the Company recorded $4.1 million of bad debt expense related to a trade customer declaring bankruptcy. This charge occurred in the first quarter and there was no additional charge in the second quarter of fiscal 2019.
Disaggregation of Revenue
In the following table, revenue is disaggregated by primary product application. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three and six months ended December 30, 2018, as follows (in thousands):

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

	Three Month Period Ended December 30, 2018
	Engines	Products	Eliminations	Total
Commercial	$58,188	$99,766	$(7,460)	$150,494
Residential	213,830	154,861	(13,723)	354,968
Total	$272,018	$254,627	$(21,183)	$505,462

	Six Month Period Ended December 30, 2018
	Engines	Products	Eliminations	Total
Commercial	$94,205	$171,349	$(8,926)	$256,628
Residential	296,903	256,321	(25,393)	527,831
Total	$391,108	$427,670	$(34,319)	$784,459

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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net Loss	$(2,604)	$(16,344)	$(43,591)	$(31,383)
Less: Allocation to Participating Securities	(154)	(150)	(305)	(301)
Net Loss Available to Common Shareholders	$(2,758)	$(16,494)	$(43,896)	$(31,684)
Average Shares of Common Stock Outstanding	41,689	42,154	41,773	42,130
Shares Used in Calculating Diluted Earnings (Loss) Per Share	41,689	42,154	41,773	42,130
Basic Loss Per Share	$(0.07)	$(0.39)	$(1.05)	$(0.75)
Diluted Loss Per Share	$(0.07)	$(0.39)	$(1.05)	$(0.75)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. No options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares.

As a result of the Company incurring a net loss for the three and six months ended December 30, 2018, potential incremental common shares of 593,587 and 668,956, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of December 30, 2018, the total remaining authorization was approximately $38.6 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the six months ended December 30, 2018, the Company repurchased 684,822 shares on the open market at an average price of $16.69 per share, as compared to 141,195 shares purchased on the open market at an average price of $22.16 per share during the six months ended December 31, 2017.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

6. Investments

Investments represent the Company’s investments in unconsolidated affiliated companies.

Financial information of the unconsolidated affiliated companies is accounted for by the equity method, generally on a lag of one month or less. The following table sets forth the unaudited results of operations of unconsolidated affiliated companies for the three and six months ended December 30, 2018 and December 31, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Results of Operations:
Sales	$75,331	$75,579	$155,170	$156,426
Cost of Goods Sold	58,567	57,699	119,680	119,681
Gross Profit	$16,764	$17,880	$35,490	$36,745
Net Income	$4,003	$4,881	$9,040	$9,897

The following table sets forth the unaudited balance sheets of unconsolidated affiliated companies as of December 30, 2018 and July 1, 2018 (in thousands):

	December 30, 2018	July 1, 2018
Financial Position:
Assets:
Current Assets	$123,683	$150,382
Noncurrent Assets	41,703	45,186
	165,386	195,568
Liabilities:
Current Liabilities	$37,368	$54,007
Noncurrent Liabilities	17,341	20,027
	54,709	74,034
Equity	$110,677	$121,534
The Company concluded that its equity method investments are integral to its business. The equity method investments provide manufacturing and distribution functions, which are important parts of its operations. Net sales to equity method investees were approximately $21.2 million and $37.0 million for the six months ended December 30, 2018 and December 31, 2017, respectively. Purchases of finished products from equity method investees were approximately $58.4 million and $57.3 million for the six months ended December 30, 2018 and December 31, 2017, respectively.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Components of Net Periodic (Income) Expense:
Service Cost (Credit)	$1,138	$(300)	$19	$25
Interest Cost on Projected Benefit Obligation	9,923	10,760	586	591
Expected Return on Plan Assets	(13,574)	(15,482)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(182)	(359)
Actuarial Loss	2,893	3,871	778	856
Net Periodic (Income) Expense	$425	$(1,106)	$1,201	$1,113

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Components of Net Periodic (Income) Expense:
Service Cost	$2,270	$1,201	$53	$67
Interest Cost on Projected Benefit Obligation	19,860	21,534	1,166	1,186
Expected Return on Plan Assets	(27,164)	(30,956)	—	—
Amortization of:
Prior Service Cost (Credit)	90	90	(365)	(717)
Actuarial Loss	5,819	7,666	1,580	1,726
Net Periodic (Income) Expense	$875	$(465)	$2,434	$2,262

The Company expects to make benefit payments of $3.4 million attributable to its non-qualified pension plans for the full year of fiscal 2019. During the first six months of fiscal 2019, the Company made payments of approximately $1.9 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $7.9 million for its other postretirement benefit plans for the full year of fiscal 2019. During the first six months of fiscal 2019, the Company made payments of $4.7 million for its other postretirement benefit plans.

During the first six months of fiscal 2019, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2019. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.0 million and $3.2 million for the three and six months ended December 30, 2018, respectively. For the three and six months ended December 31, 2017, stock based compensation expense was $1.6 million and $3.9 million, respectively.

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

The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to third party financing sources, exclusive of lender spreads, ranging from 0.98% to 2.83% for a notional principal amount of $130.0 million with expiration dates ranging from May 2019 through June 2024.

In the second quarter, the Company entered into interest rate swaps to manage a portion of its interest rate risk from anticipated floating rate, LIBOR based indebtedness, exclusive of lender spreads, ranging from 2.81% to 3.133%. The swaps are designated as cash flow hedges, in an aggregate amount of $100 million, with forward starting dates between July and December 2019 and termination dates between July 2026 and December 2029

The Company periodically enters into foreign currency contracts to hedge the risk from forecasted third party and intercompany sales or payments denominated in foreign currencies. The Company's primary foreign currency exposures are the Australian Dollar, the Brazilian Real, the Canadian Dollar, the Chinese Renminbi, the Euro, and the Japanese Yen against the U.S. Dollar. These contracts generally do not have a maturity of more than twenty-four months.

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

The Company has considered the counterparty credit risk related to all of its interest rate, foreign currency, and commodity derivative contracts and does not deem any counterparty credit risk material at this time.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

As of December 30, 2018 and July 1, 2018, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		December 30, 2018	July 1, 2018
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	230,000	110,000
Foreign Currency:
Australian Dollar	Sell	29,340	35,833
Brazilian Real	Buy	6,199	28,822
Canadian Dollar	Sell	19,030	14,430
Chinese Renminbi	Buy	113,915	62,209
Euro	Sell	14,716	32,592
Japanese Yen	Buy	1,655,000	587,500
Commodity:
Natural Gas (Therms)	Buy	9,383	10,553
The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	December 30, 2018	July 1, 2018
Interest rate contracts
Other Current Assets	$92	$161
Other Long-Term Assets	2,789	3,844
Accrued Liabilities	(2,789)	—
Foreign currency contracts
Other Current Assets	2,433	3,881
Other Long-Term Assets	10	31
Accrued Liabilities	(326)	(195)
Other Long-Term Liabilities	(49)	—
Commodity contracts
Other Current Assets	83	16
Other Long-Term Assets	25	5
Accrued Liabilities	—	(7)
Other Long-Term Liabilities	(16)	(29)
	$2,252	$7,707

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended December 30, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(58)	Net Sales	$216	$—
Foreign currency contracts - sell	(1,509)	Net Sales	1,520	—
Foreign currency contracts - buy	(2,211)	Cost of Goods Sold	237	—
Commodity contracts	(2)	Cost of Goods Sold	4	—
	$(3,780)		$1,977	$—

	Three Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$482	Net Sales	$19	$—
Foreign currency contracts - sell	592	Net Sales	(840)	—
Foreign currency contracts - buy	601	Cost of Goods Sold	(207)	—
Commodity contracts	(96)	Cost of Goods Sold	(27)	—
	$1,579		$(1,055)	$—

	Six Months Ended December 30, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$48	Net Sales	$216	$—
Foreign currency contracts - sell	(1,840)	Net Sales	2,636	—
Foreign currency contracts - buy	(2,668)	Cost of Goods Sold	72	—
Commodity contracts	(18)	Cost of Goods Sold	4	—
	$(4,478)		$2,928	$—

	Six Months Ended December 31, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$544	Net Sales	$17	$—
Foreign currency contracts - sell	116	Net Sales	(1,674)	—
Foreign currency contracts - buy	472	Cost of Goods Sold	(742)	—
Commodity contracts	(85)	Cost of Goods Sold	(32)	—
	$1,047		$(2,431)	$—

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

During the next twelve months, the estimated net amount of gain on cash flow hedges as of December 30, 2018 expected to be reclassified out of AOCI into earnings is $1.0 million.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 30, 2018 and July 1, 2018 (in thousands):

		Fair Value Measurements Using
	December 30, 2018	Level 1	Level 2	Level 3
Assets:
Derivatives	$5,432	$—	$5,432	$—
Liabilities:
Derivatives	$3,180	$—	$3,180	$—
	July 1, 2018	Level 1	Level 2	Level 3
Assets:
Derivatives	$7,938	$—	$7,938	$—
Liabilities:
Derivatives	$231	$—	$231	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 15) at December 30, 2018 and July 1, 2018 was $200.5 million and $214.0 million, respectively, compared to the carrying value of $196.6 million and $200.8 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 15) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at December 30, 2018 and July 1, 2018 due to the short-term nature of these instruments.
11. Warranty

The Company recognizes the cost associated with its standard warranty on Engines and Products at the time of sale. The general warranty period begins at the time of retail sale and typically covers two years, but may vary due, in general, to product type and geographic location. The amount recognized is based on historical failure rates and current claim cost experience. The following is a reconciliation of the changes in accrued warranty costs for the reporting period (in thousands):

	Six Months Ended
	December 30, 2018	December 31, 2017
Beginning Balance	$45,327	$43,108
Payments	(12,335)	(13,587)
Provision for Current Year Warranties	9,176	10,313
Changes in Estimates	60	509
Ending Balance	$42,228	$40,343
12. Income Taxes

On December 22, 2017 the U.S. government enacted significant tax legislation (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will impact the Company’s financial statements, including but

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

not limited to a permanent decrease in the corporate federal statutory income tax rate and a one-time charge from the inclusion of foreign earnings that the Company can elect to pay over eight years.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act. In accordance with SAB 118, the Company’s measurement period was over effective in the second quarter of fiscal 2019 and Company’s accounting for the Tax Act is complete.

In connection with the Company’s analysis of the impact of the Tax Act, a tax expense of approximately $21.1 million was recorded in fiscal 2018. This amount consists of an expense resulting from the re-measurement of deferred tax assets and liabilities for the corporate tax rate reduction of approximately $13.8 million and an expense related to the inclusion of foreign earnings of approximately $7.3 million. In the second quarter of fiscal 2019, the Company has recorded an additional income tax expense of approximately $1.1 million related to the inclusion of foreign earnings, bringing the total expense to $8.4 million. Effective in the second quarter of fiscal 2019, the Company has completed its accounting for the income tax effects of the Tax Act.

The Company has evaluated its permanent reinvestment assertions since the Tax Act can provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of December 30, 2018, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation in regards to its permanent reinvestment assertion. During fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $33 million of its foreign earnings and made distributions from its foreign earnings related to the assertion removal in the second quarter of approximately $18 million. The Company repatriated the additional $15 million of foreign earnings in the second quarter of fiscal 2019. During the second quarter of fiscal 2019, the Company has also removed its permanent reinvestment assertion on an additional approximately $21.6 million of its accumulated offshore earnings. This resulted in the previously mentioned estimated tax expense of $1.1 million. The Company has recorded the tax effects of the distributions and planned repatriations in its financial statements, including withholding taxes and currency gain and loss. For the remainder of its foreign earnings, the Company has not changed its prior assertion. Accordingly, deferred taxes attributable to its investments in its foreign subsidiaries have not yet been recorded.
When calculating the income tax provision, the Company uses an estimate of the annual effective tax rate based upon information known at each interim period. The actual effective tax rate is adjusted each quarter based upon changes to the forecast as compared to the beginning of the fiscal year and each following interim period.
The effective tax rate for the second quarter of fiscal 2019 was (2,682.4)%, compared to 234.2% for the same period last year. The effective tax rate for the first six months of fiscal 2019 was 26.2%, compared to (252.8)% for the same period of fiscal 2018. As a result of the Tax Act, the Company was subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ended July 1, 2018 and a U.S. federal statutory corporate income tax rate of 21% in the fiscal year ending June 30, 2019 and future fiscal years. The Company’s second quarter of fiscal 2019 tax rate includes the aforementioned $1.1 million discrete income tax expense related to the removal of a portion of its accumulated foreign earnings. The Company’s fiscal year 2018 tax rates reflect the estimated impact of the Tax Act at that time, including approximately $18.7 million resulting from the re-measurement of the Company’s deferred tax assets and liabilities as of the second quarter of fiscal 2018 and tax expense related to the inclusion of foreign earnings of approximately $6.2 million. The tax rates for the first six months and the second quarters of fiscal 2019 and 2018 were also impacted by the federal research and development credit.

13. Commitments and Contingencies

The Company is subject to various unresolved legal actions that arise in the normal course of its business. These actions typically relate to product liability (including asbestos-related liability), patent and trademark matters, and

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

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

The parties submitted post-trial motions and briefing related to: damages; willfulness; laches; attorney fees; enhanced damages; and prejudgment/post-judgment interest and costs.  All post-trial motions and briefing were completed on December 18, 2015. On May 11, 2016, the court ruled on those post-trial motions and entered judgment against BSPPG and in favor of Exmark in the amount of $24.3 million in compensatory damages, an additional $24.3 million in enhanced damages, and $1.5 million in pre-judgment interest along with post-judgment interest and costs to be determined. The Company strongly disagreed with the jury verdict, certain rulings made before and during trial, and the May 11, 2016 post-trial rulings. BSPPG appealed to the U.S. Court of Appeals for the Federal Circuit on several bases, including the issues of obviousness and invalidity of Exmark’s patent, the damages calculation, willfulness and laches.

Following briefing of the appeal and prior to oral argument, the United States Supreme Court overturned the SCA decision, ruling that laches is not available in a patent infringement case for damages. That ruling eliminated laches as one basis for BSPPG’s appeal of the Exmark case. The appellate court held a hearing on the remainder of BSPPG’s appeal on April 5, 2017 and issued its decision on January 12, 2018. The appellate court found that the district court erred in granting summary judgment concerning the patent’s validity and remanded that issue to the district court for reconsideration. The appellate court also vacated the jury’s damages award and the district court’s award of enhanced damages, remanding the case to the district court for a new trial on damages and reconsideration on willfulness. The appellate court affirmed the district court rulings in all other respects. In subsequent rulings, the district court reaffirmed the validity of Exmark’s patent and its original ruling on willfulness. A new trial on the issue of damages commenced on December 10, 2018, resulting in a damages assessment by the jury of $14.4 million.

On December 20, 2018, the district court entered judgment against the Company and in favor of Exmark in the amount of $14.4 million in compensatory damages, an additional $14.4 million in enhanced damages, as well as pre-judgment interest, post-judgment interest and costs to be determined. The Company strongly disagrees with the verdict and certain rulings made before and during the new trial and intends to vigorously pursue its rights through post-trial motions and, if necessary, on appeal.

In assessing whether the Company should accrue a liability in its financial statements as a result of this lawsuit, the Company considered various factors, including the legal and factual circumstances of the case, the trial records and

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

post-trial rulings of the district court, the decision of the appellate court, the current status of the proceedings, applicable law and the views of legal counsel. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of December 30, 2018.

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

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
NET SALES:
Engines	$272,018	$243,505	$391,108	$406,252
Products	254,627	222,080	427,670	408,676
Inter-Segment Eliminations	(21,183)	(19,149)	(34,319)	(39,397)
Total*	$505,462	$446,436	$784,459	$775,531
* International sales included in net sales based on product shipment destination	$148,125	$157,248	$236,651	$271,885
GROSS PROFIT:
Engines	$55,614	$55,429	$71,551	$86,648
Products	37,577	37,090	65,213	72,797
Inter-Segment Eliminations	(734)	347	(553)	(314)
Total	$92,457	$92,866	$136,211	$159,131
SEGMENT INCOME (LOSS):
Engines	$4,658	$8,722	$(39,593)	$(10,894)
Products	4,411	8,320	(5,651)	12,003
Inter-Segment Eliminations	(734)	347	(553)	(314)
Total	$8,335	$17,389	$(45,797)	$795

The following supplemental data is presented for informational purposes.

Pre-tax business optimization and litigation settlement charges included in gross profit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Engines	$665	$703	$1,088	$1,128
Products	834	754	3,713	1,522
Total	$1,499	$1,457	$4,801	$2,650

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

Pre-tax business optimization charges, bad debt expense related to a major retailer bankruptcy, litigation settlement charge, and acquisition integration activities included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Engines	$7,508	$2,016	$21,871	$4,347
Products	3,405	1,044	15,169	3,950
Total	$10,913	$3,060	$37,040	$8,297
15. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	December 30, 2018	July 1, 2018
Multicurrency Credit Agreement	$314,073	$48,036
Total Short-Term Debt	$314,073	$48,036

Note Payable (NMTC transaction)	$7,685	$7,685
Unamortized Debt Issuance Costs associated with Note Payable	927	1,009
	$6,758	$6,676

6.875% Senior Notes	$196,579	$200,888
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	566	934
	$196,013	$199,954
Total Long-Term Debt	$202,771	$206,630

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the three and six months ended December 30, 2018, the Company repurchased $4.9 million of the Senior Notes. There were no repurchases during the three and six months ended December 31, 2017.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of December 30, 2018, $314.1 million was outstanding under the Revolver. There were no borrowings under the Revolver as of July 2, 2017. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments (“QLICIs”).

In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for use on the project. Restricted cash of $1.2 million held by the Company at December 30, 2018 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

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

16. Acquisitions

On July 31, 2018 the Company completed a cash acquisition of certain assets of Hurricane Inc., a designer and manufacturer of commercial stand-on leaf and debris blowers. The purchase price is comprised of $8.7 million of cash consideration and $2.0 million of contingent cash consideration. The Company has accounted for the acquisition in accordance with ASC 805 and it has been included in the Products segment. At December 30, 2018, the Company's preliminary purchase accounting resulted in the recognition of $6.4 million of goodwill and $4.4 million of intangible assets.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, premiums on early repurchase of bonds, acquisition integration activities, and one-time charges as a result of the implementation of the Tax Cuts and Jobs Act (the “Tax Act”) for the three months ended fiscal December 2019 and 2018 (in thousands, except per share data):

	Three Months Ended Fiscal December
	2019 Reported	Adjustments(1)	2019 Adjusted(3)	2018 Reported	Adjustments(2)	2018 Adjusted(3)
Gross Profit:
Engines	$55,614	$665	$56,279	$55,429	$703	$56,132
Products	37,577	834	38,411	37,090	754	37,844
Inter-Segment Eliminations	(734)	—	(734)	347	—	347
Total	$92,457	$1,499	$93,956	$92,866	$1,457	$94,323

Engineering, Selling, General and Administrative Expenses:
Engines	$52,769	$5,915	$46,854	$47,866	$90	$47,776
Products	34,370	2,571	31,799	29,724	290	29,434
Total	$87,139	$8,487	$78,653	$77,590	$380	$77,210

Equity in Earnings of Unconsolidated Affiliates
Engines	$1,814	$927	$2,741	$1,159	$1,223	$2,382
Products	1,203	—	1,203	954	—	954
Total	$3,017	$927	$3,944	$2,113	$1,223	$3,336

Segment Income (Loss):
Engines	$4,658	$7,508	$12,166	$8,722	$2,016	$10,738
Products	4,411	3,405	7,816	8,320	1,044	9,364
Inter-Segment Eliminations	(734)	—	(734)	347	—	347
Total	$8,335	$10,913	$19,248	$17,389	$3,060	$20,449

Interest Expense	$(7,482)	$248	$(7,234)	$(5,593)	$—	$(5,593)

Income (Loss) Before Income Taxes	(93)	11,161	11,068	12,180	3,060	15,240
Provision (Credit) for Income Taxes	2,511	143	2,654	28,524	(24,010)	4,514
Net Income (Loss)	$(2,604)	$11,018	$8,414	$(16,344)	$27,070	$10,726

Earnings (Loss) Per Share
Basic	$(0.07)	$0.27	$0.20	$(0.39)	$0.64	$0.25
Diluted	(0.07)	0.27	0.20	(0.39)	0.64	0.25
(1) For the second quarter of fiscal 2019, business optimization expenses include $0.7 million ($0.6 million after tax) of non-cash charges related to accelerated depreciation, and $10.0 million ($9.0 million after tax) of cash charges related primarily to activities associated with the Company's Q1 FY19 ERP go-live, professional services, employee termination benefits, and plant rearrangement activities. Interest expense includes $0.2 million ($0.2 million after tax) related to the early repurchase of bonds. The Company recognized $0.2 million ($0.1 million after tax) related to acquisition integration activities. Tax expense includes a $1.1 million charge associated with the Tax Cuts and Jobs Act of 2017 to record the impact of the inclusion of foreign earnings.
(2) For the second quarter of fiscal 2018, business optimization expenses include $0.8 million ($0.5 million after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $2.3 million ($1.6 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. See below for discussion related to the previously announced business optimization program. Tax expense also includes a $24.9 million charge associated with the Tax Cuts and Jobs Act of 2017 comprised of $18.7 million to remeasure deferred tax assets and liabilities and $6.2 million to record a transition tax on accumulated foreign earnings.

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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the second quarter of fiscal 2019 were $505.5 million, an increase of $59.0 million, or 13.2%, from the second quarter of fiscal 2018.

Engines segment net sales in the second quarter of fiscal 2019 increased $28.5 million or 11.7% from the prior year. Engine sales unit volumes increased by 17%, or approximately 274,000 engines, in the second quarter of fiscal 2019 compared to the same period last year. The increase was primarily due to timing of residential shipments in North America, continued strength in sales to commercial engines customers, and higher pricing. The increase was partially offset by declines in Europe and Australia due to higher channel inventories following prolonged dry weather conditions, as well as declines in services parts sales primarily from lower distribution throughput.

Products segment net sales in the second quarter of fiscal 2019 increased $32.5 million, or 14.7%, from the prior year. The increase was primarily due to higher sales of pressure washers, commercial mowers and job site equipment and higher pricing. The increase was partially offset by lower mower sales in Australia due to unfavorable weather conditions and lower sales of storm generators.

GROSS PROFIT

The consolidated gross profit percentage was 18.3% in the second quarter of fiscal 2019, a decrease from 20.8% in the same period last year. Adjusted gross profit percentage was 18.6% in the second quarter this year, a decrease from 21.1% from the same period last year.

The Engines segment gross profit percentage was 20.4% in the second quarter of fiscal 2019, a decrease of 240 basis points from 22.8% in the second quarter of fiscal 2018. Adjusted gross profit percentage decreased 240 basis points due to approximately 7% lower manufacturing volume and unfavorable sales mix, which includes lower service parts sales. Higher material costs and tariffs were largely offset by pricing increases.

The Products segment gross profit percentage was 14.8% for the second quarter of fiscal 2019, down from 16.7% in the second quarter of fiscal 2018. Adjusted gross profit percentage decreased 190 bases points in the second quarter this year, primarily due to unfavorable sales mix and manufacturing inefficiencies. Higher pricing offset increases in material costs and tariff costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses (ESG&A) were $87.1 million in the second quarter of fiscal 2019, an increase of $9.5 million or 12.3% from the second quarter of fiscal 2018.

The Engines segment engineering, selling, general and administrative expenses for the second quarter of fiscal 2019 increased $4.9 million from the second quarter of fiscal 2018 due to higher investment in the upgrade to the company’s ERP system. Adjusted ESG&A decreased $0.9 million from last year due to lower employee costs.

The Products segment engineering, selling, general and administrative increased by $4.6 million and adjusted ESG&A increased by $2.4 million compared to last year due to higher compensation costs, higher commissions expense on increased sales volume and higher costs associated with investments to upgrade the company’s ERP system and growing commercial offerings.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, bad debt expense related to a major retailer bankruptcy, litigation settlement charge, premiums on early repurchase of bonds, acquisition integration activities, and one-time charges as a result of the implementation of the Tax Act for the six months ended fiscal December 2019 and 2018 (in thousands, except per share data):

	Six Months Ended Fiscal December
	2019 Reported	Adjustments(1)	2019 Adjusted(2)	2018 Reported	Adjustments	2018 Adjusted(2)
Gross Profit:
Engines	$71,551	$1,088	$72,639	$86,648	$1,128	$87,776
Products	65,213	3,713	68,926	72,797	1,522	74,319
Inter-Segment Eliminations	(553)	—	(553)	(314)	—	(314)
Total	$136,211	$4,801	$141,012	$159,131	$2,650	$161,781

Engineering, Selling, General and Administrative Expenses:
Engines	$114,697	$18,919	$95,778	$100,983	$1,996	$98,987
Products	73,302	11,456	61,846	63,079	2,428	60,651
Total	$187,998	$30,375	$157,623	$164,062	$4,424	$159,638

Equity in Earnings of Unconsolidated Affiliates
Engines	$3,553	$1,864	5,417	$3,441	$1,223	$4,664
Products	2,437	—	2,437	2,285	—	2,285
Total	$5,990	$1,864	$7,854	$5,726	$1,223	$6,949

Segment Income (Loss):
Engines	$(39,593)	$21,871	$(17,722)	$(10,894)	$4,347	$(6,547)
Products	(5,651)	15,169	9,518	12,003	3,950	15,953
Inter-Segment Eliminations	(553)	—	(553)	(314)	—	(314)
Total	$(45,797)	$37,040	$(8,757)	$795	$8,297	$9,092

Interest Expense	$(12,643)	$248	$(12,395)	$(10,550)	$—	$(10,550)

Income (Loss) Before Income Taxes	(59,043)	37,288	(21,755)	(8,895)	8,297	(598)
Provision (Credit) for Income Taxes	(15,452)	6,308	(9,144)	22,488	(22,501)	(13)
Net Income (Loss)	$(43,591)	$30,980	$(12,611)	$(31,383)	$30,798	$(585)

Earnings (Loss) Per Share
Basic	$(1.05)	$0.74	$(0.31)	$(0.75)	$0.73	$0.02
Diluted	(1.05)	0.74	(0.31)	(0.75)	0.73	0.02
(1) For the first six months of fiscal 2019, business optimization expenses include $1.4 million ($1.2 million after tax) of non-cash charges related to accelerated depreciation, and $28.6 million ($23.7 million after tax) of cash charges related primarily to activities associated with the Company's Q1 FY19 ERP go-live, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized bad debt expense of $4.1 million ($3.1 million after tax) after a major retailer announced that it had filed for bankruptcy protection. The Company recognized $2.0 million ($1.5 million after tax) for amounts accrued related to a litigation settlement and $0.2 million ($0.1 million after tax) related to acquisition integration activities. Interest expense includes $0.2 million ($0.2 million after tax) related to the early repurchase of bonds. Tax expense includes a $1.1 million charge associated with the Tax Cuts and Jobs Act of 2017 to record the impact of the inclusion of foreign earnings.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

(2) For the first six months of fiscal 2018, business optimization expenses include $3.0 million ($2.1 after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $5.3 million ($3.7 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. See below for discussion related to the previously announced business optimization program. Tax expense also includes a $24.9 million charge associated with the Tax Cuts and Jobs Act of 2017 comprised of $18.7 million to remeasure deferred tax assets and liabilities and $6.2 million to record a transition tax on accumulated foreign earnings.
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

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

NET SALES

Consolidated net sales for the first six months of fiscal 2019 were $784.5 million, an increase of $8.9 million, or 1.2%, from the second quarter of fiscal 2018.

Engines segment net sales in the first six months of fiscal 2019 decreased $15.1 million or 3.7% from the prior year. Engine sales unit volumes increased by 0.4%, or approximately 10,000 engines, in the first six months of fiscal 2019 compared to the same period last year. Sales of approximately $15 million had been accelerated into the fourth quarter of fiscal 2018 to support customers during the go-live of the Company's upgraded ERP system in early July. Sales into Europe and Australia were also lower due to unseasonably dry weather conditions. These declines were partially offset by timing of residential shipments in North America, continued growth in commercial sales and higher pricing.

Products segment net sales in the first six months of fiscal 2019 increased $19.0 million, or 4.6%, from the prior year. The increase was primarily due to higher sales of commercial riding mowers, commercial job site products and pressure washers. The increase was partially offset by declines of sales in Australia due to unfavorable weather conditions, as well as decreased storm sales compared to the prior year due to less hurricane related activity.

GROSS PROFIT

The consolidated gross profit percentage was 17.4% in the first six months of fiscal 2019, a decrease from 20.5% in the same period last year. Adjusted gross profit percentage was 18.0% in the first six months of this year compared to 20.9% for the same period in the prior year.

The Engines segment gross profit percentage was 18.3% in the first six months of fiscal 2019, a decrease of 300 basis points from 21.3% in the first six months of fiscal 2018. Adjusted gross profit percentage also decreased 300 basis points due to 11% lower manufacturing volumes, inefficiencies driven by lower service distribution throughput, and unfavorable sales mix, which includes lower service parts sales. Higher material costs and tariffs were largely offset by pricing increases.

The Products segment gross profit percentage was 15.2% for the first six months of fiscal 2019, down from 17.8% in the first six months of fiscal 2018. Adjusted gross profit percentage was 16.1% in the first six months of this year, down from 18.2% in the prior year, primarily due to the unfavorable sales mix of proportionately lower service parts sales, lower contribution margin from less hurricane related sales, and manufacturing inefficiencies. Higher pricing offset increases in material costs and tariff costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses (ESG&A) were $188.0 million in the first six months of fiscal 2019, an increase of $23.9 million, or 14.6%, from the first six months of fiscal 2018.

The Engines segment engineering, selling, general and administrative expenses for the first six months of fiscal 2019 increased $13.7 million from the second quarter of fiscal 2018 due to increased business optimization charges. Adjusted Engines Segment engineering, selling, general and administrative expenses decreased $3.2 million primarily due to reduced compensation costs.

The Products segment engineering, selling, general and administrative expenses were $73.3 million for the first six months of fiscal 2019, an increase of $10.2 million from the first six months of fiscal 2018 due to increased business optimization charges, bad debt related to a major retailer bankruptcy, and a litigation settlement. Adjusted Products Segment engineering, selling, general and administrative expenses increased $1.2 million due to higher compensation costs and higher commissions expense on increased sales volume.

INTEREST EXPENSE

Interest expense for the first six months of fiscal 2019 was $2.1 million higher than the same period last year due to higher borrowings on the revolver and higher interest rate.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

PROVISION FOR INCOME TAXES

As a result of the Tax Act, the Company was subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ended July 1, 2018 and is subject to a U.S. federal statutory corporate income tax rate of 21% in the fiscal year ending June 30, 2019 and future fiscal years. Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have a favorable impact on its future consolidated tax expense and operating cash flows.
The Company has evaluated its permanent reinvestment assertions since the Tax Act can provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of December 30, 2018, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation in regards to its permanent reinvestment assertion. During fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $33 million of its foreign earnings and made distributions from its foreign earnings related to the assertion removal in the second quarter of approximately $18 million. The Company repatriated the additional $15 million of foreign earnings in the second quarter of fiscal 2019. During the second quarter of fiscal 2019, the Company has also removed its permanent reinvestment assertion on an additional approximately $21.6 million of its foreign earnings. This resulted in the previously mentioned estimated tax expense of $1.1 million. The Company has recorded the tax effects of the distributions and planned repatriations in its financial statements, including withholding taxes and currency gain and loss. For the remainder of its foreign earnings, the Company has not changed its prior assertion. Accordingly, deferred taxes attributable to its investments in its foreign subsidiaries have not yet been recorded.

The Tax Act also establishes new tax laws that come into effect for the Company in fiscal year 2019, including the creation of a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs), a deduction of up to 50 percent to offset the income tax liability, and a deduction for foreign derived intangible income (FDII) subject to certain limitations. During fiscal year 2019, the Company is estimating a current income tax expense from the new GILTI provisions of approximately $0.7 million with an offsetting foreign tax credit of approximately $0.3 million.

Changes in corporate tax rates, the deferred tax assets and liabilities relating to our U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax legislation could have a material impact on the Company's future consolidated tax expense.
BUSINESS OPTIMIZATION PROGRAM

The Company made progress on implementing its previously announced business optimization program in the second quarter of fiscal 2019. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, expanding Ferris commercial mower production capacity into a new, modern facility which is located close to the current manufacturing facility in New York, and the implementation of an ERP upgrade. The Company successfully went live with the ERP upgrade at the beginning of the first quarter of fiscal 2019.

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

For the three and six months ended December 30, 2018 , the Company recorded business optimization charges of $10.7 million ($9.6 million after tax or $0.23 per diluted share) and $30.7 million ($24.9 million after tax or $0.59 per diluted share). Full year costs in fiscal 2019 are expected to be approximately $42 million to $46 million (previously $27 million to $32 million). Total program cost are expected to be in the range of $60 million to $70 million (previously $50 million to $55 million). The business optimization program is expected to generate pre-tax savings of $35 million to $40 million (previously $30 million to $35 million) of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates the future annual savings will be achieved over a three-year period beginning in fiscal 2019.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of fiscal 2019 were $216.0 million compared to $64.9 million in the first six months of fiscal 2018. The decrease in cash used in operating activities was primarily related to higher business optimization expenses and to changes in working capital, including lower collections of accounts receivable due to timing of sales and customer payments, as well as higher inventory balances.

Cash flows used in investing activities were $43.1 million and $46.7 million during the first six months of fiscal 2019 and fiscal 2018, respectively. The $3.6 million decrease in cash used in investing activities was primarily related to lower capital expenditures, partially offset by increased cash paid for acquisitions.

Cash flows provided by financing activities were $245.4 million and $127.8 million during the first six months of fiscal 2019 and 2018, respectively. The $117.6 million increase in cash provided by financing activities was attributable to higher borrowings on the Revolver (as defined below) in the first six months of fiscal 2019 compared to the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of December 30, 2018 and July 1, 2018, $314.1 million and $48.0 million was outstanding under the Revolver. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of December 30, 2018, the total remaining authorization was approximately $38.6 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the six months ended December 30, 2018, the Company repurchased 684,822 shares on the open market at an average price of $16.69 per share, as compared to 141,195 shares purchased on the open market at an average price of $22.16 per share during the six months ended December 31, 2017.

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

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. As of December 30, 2018, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2019.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended December 30, 2018.

2019 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
October 1, 2018 to October 28, 2018	92,912	$17.71	92,912	$43,271,837
October 29, 2018 to November 25, 2018	215,055	15.21	215,055	40,001,795
November 26, 2018 to December 30, 2018	94,729	15.10	94,729	38,570,940
Total Second Quarter	402,696	$15.76	402,696	$38,570,940
(a) On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020.

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

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) related Notes to Condensed Consolidated Financial Statements

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	February 5, 2019	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer