Form 10-Q
period 2019-03-31
BRIGGS & STRATTON CORP
filed 2019-05-07
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission file number 1-1370
________________________________________________
BRIGGS & STRATTON CORPORATION
(Exact name of registrant as specified in its charter)
____________________________________________________

Wisconsin	39-0182330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
12301 West Wirth Street, Wauwatosa, Wisconsin 53222
(Address of Principal Executive Offices) (Zip Code)
(414) 259-5333
(Registrant’s telephone number, including area code)
___________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.01 per share)	BGG	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
COMMON STOCK, par value $0.01 per share	42,057,970 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 31, 2019	July 1, 2018
CURRENT ASSETS:
Cash and Cash Equivalents	$23,863	$44,923
Accounts Receivable, Net	253,536	182,801
Inventories -
Finished Products	370,273	290,108
Work in Process	141,807	111,409
Raw Materials	13,130	10,314
Total Inventories	525,210	411,831
Prepaid Expenses and Other Current Assets	34,682	39,651
Total Current Assets	837,291	679,206
OTHER ASSETS:
Goodwill	169,693	163,200
Investments	46,937	50,960
Other Intangible Assets, Net	97,465	95,864
Long-Term Deferred Income Tax Asset	31,031	12,149
Other Long-Term Assets, Net	20,365	20,507
Total Other Assets	365,491	342,680
PLANT AND EQUIPMENT:
Cost	1,208,747	1,175,165
Less - Accumulated Depreciation	795,467	753,085
Total Plant and Equipment, Net	413,280	422,080
TOTAL ASSETS	$1,616,062	$1,443,966

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 31, 2019	July 1, 2018
CURRENT LIABILITIES:
Accounts Payable	$272,125	$204,173
Short-Term Debt	211,545	48,036
Accrued Liabilities	143,432	131,897
Total Current Liabilities	627,102	384,106
OTHER LIABILITIES:
Accrued Pension Cost	179,487	189,872
Accrued Employee Benefits	20,122	20,196
Accrued Postretirement Health Care Obligation	25,294	30,186
Accrued Warranty	15,729	15,781
Other Long-Term Liabilities	45,321	33,447
Long-Term Debt	195,464	199,954
Total Other Liabilities	481,417	489,436
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	77,523	76,408
Retained Earnings	1,018,265	1,071,480
Accumulated Other Comprehensive Loss	(255,021)	(252,272)
Treasury Stock at cost, 15,784 and 14,942 shares, respectively	(333,803)	(325,771)
Total Shareholders’ Investment	507,543	570,424
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,616,062	$1,443,966

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
NET SALES	$580,196	$604,069	$1,364,655	$1,379,599
COST OF GOODS SOLD	483,209	473,796	1,131,422	1,090,196
Gross Profit	96,987	130,273	233,233	289,403
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	79,521	80,156	267,553	245,304
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	(205)	713	5,786	6,438
Income (Loss) from Operations	17,261	50,830	(28,534)	50,537
INTEREST EXPENSE	(9,088)	(8,617)	(21,731)	(19,167)
OTHER INCOME, Net	953	1,350	391	3,297
Income (Loss) Before Income Taxes	9,126	43,563	(49,874)	34,667
PROVISION (CREDIT) FOR INCOME TAXES	1,121	11,675	(14,331)	34,163
NET INCOME (LOSS)	$8,005	$31,888	$(35,543)	$504

EARNINGS (LOSS) PER SHARE
Basic	$0.19	$0.74	$(0.86)	$0.00
Diluted	0.19	0.74	(0.86)	0.00

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	41,527	42,064	41,691	42,108
Diluted	41,527	42,307	41,691	42,362

DIVIDENDS PER SHARE	$0.14	$0.14	$0.42	$0.42

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net Income (Loss)	$8,005	$31,888	$(35,543)	$504
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	1,196	4,349	(2,230)	7,596
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	(4,157)	2,034	(8,635)	3,081
Unrecognized Pension & Postretirement Obligation, Net of Tax	2,708	3,325	8,116	8,803
Other Comprehensive Income (Loss)	(253)	9,708	(2,749)	19,480
Total Comprehensive Income (Loss)	$7,752	$41,596	$(38,292)	$19,984

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2019	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder Investment
BALANCES, DECEMBER 30, 2018	$579	$77,310	$1,016,205	$(254,768)	$(333,907)	505,419
Net Income	—	—	8,005	—	—	8,005
Total Other Comprehensive Loss, Net of Tax	—	—	—	(253)	—	(253)
Cash Dividends Declared ($0.14 per share)	—	—	(5,895)	—	—	(5,895)
Stock Option Activity, Net of Tax	—	—	—	—	—	—
Restricted Stock	—	—	—	—	(241)	(241)
Amortization of Unearned Compensation	—	490	—	—	—	490
Deferred Stock	—	—	—	—	—	—
Deferred Stock - Directors	—	(277)	(50)	—	853	526
Treasury Stock Purchases	—	—	—	—	(508)	(508)
BALANCES, MARCH 31, 2019	$579	$77,523	$1,018,265	$(255,021)	$(333,803)	$507,543

FOR THE THREE MONTHS ENDED APRIL 1, 2018	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder Investment
BALANCES, DECEMBER 31, 2017	$579	$73,635	$1,063,501	$(290,254)	$(319,252)	528,209
Net Income	—	—	31,888	—	—	31,888
Total Other Comprehensive Income Net of Tax	—	—	—	9,708	—	9,708
Cash Dividends Declared ($0.14 per share)	—	—	(6,007)	—	—	(6,007)
Stock Option Activity, Net of Tax	—	(22)	—	—	855	833
Restricted Stock	—	7	—	—	(179)	(172)
Amortization of Unearned Compensation	—	461	—	—	—	461
Deferred Stock	—	68	—	—	41	109
Deferred Stock - Directors	—	852	(18)	—	—	834
Treasury Stock Purchases	—	—	—	—	(5,581)	(5,581)
BALANCES, APRIL 1, 2018	$579	$75,001	$1,089,364	$(280,546)	$(324,116)	$560,282

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)
(Unaudited)

FOR THE NINE MONTHS ENDED MARCH 31, 2019	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder Investment
BALANCES, JULY 1, 2018	$579	$76,408	$1,071,480	$(252,272)	$(325,771)	570,424
Net Loss	—	—	(35,543)	—	—	(35,543)
Total Other Comprehensive Loss, Net of Tax	—	—	—	(2,749)	—	(2,749)
Cash Dividends Declared ($0.42 per share)	—	—	(17,492)	—	—	(17,492)
Stock Option Activity, Net of Tax	—	(43)	—	—	1,862	1,819
Restricted Stock	—	(72)	—	—	670	598
Amortization of Unearned Compensation	—	1,886	—	—	—	1,886
Deferred Stock	—	(879)	—	—	520	(359)
Deferred Stock - Directors	—	223	(180)	—	853	896
Treasury Stock Purchases	—	—	—	—	(11,937)	(11,937)
BALANCES, MARCH 31, 2019	$579	$77,523	$1,018,265	$(255,021)	$(333,803)	$507,543

FOR THE NINE MONTHS ENDED APRIL 1, 2018	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder Investment
BALANCES, JULY 2, 2017	$579	$73,562	$1,107,033	$(300,026)	$(321,814)	559,334
Net Income	—	—	504	—	—	504
Total Other Comprehensive Income, Net of Tax	—	—	—	19,480	—	19,480
Cash Dividends Declared ($0.42 per share)	—	—	(18,016)	—	—	(18,016)
Stock Option Activity, Net of Tax	—	(1,671)	—	—	3,943	2,272
Restricted Stock	—	1,404	—	—	1,816	3,220
Amortization of Unearned Compensation	—	1,851	—	—	—	1,851
Deferred Stock	—	(867)	—	—	649	(218)
Deferred Stock - Directors	—	722	(157)	—	—	565
Treasury Stock Purchases	—	—	—	—	(8,710)	(8,710)
BALANCES, APRIL 1, 2018	$579	$75,001	$1,089,364	$(280,546)	$(324,116)	$560,282

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2019	April 1, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(35,543)	$504
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	47,385	43,756
Stock Compensation Expense	5,496	5,312
Loss on Disposition of Plant and Equipment	66	1,595
Provision (Credit) for Deferred Income Taxes	(19,247)	24,744
Equity in Earnings of Unconsolidated Affiliates	(8,403)	(9,068)
Dividends Received from Unconsolidated Affiliates	10,510	9,810
Cash Contributions to Qualified Pension Plans	—	(30,000)
Change in Operating Assets and Liabilities:
Accounts Receivable	(70,876)	(25,948)
Inventories	(113,407)	(62,780)
Other Current Assets	(856)	(3,430)
Accounts Payable, Accrued Liabilities and Income Taxes	77,905	11,287
Other, Net	2,079	15,198
Net Cash Used in Operating Activities	(104,891)	(19,020)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(46,379)	(77,483)
Proceeds Received on Disposition of Plant and Equipment	31	339
Cash Paid for Acquisition, Net of Cash Acquired	(8,865)	(1,800)
Net Cash Used in Investing Activities	(55,213)	(78,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	163,509	131,556
Repayments on Long-Term Debt	(5,424)	(19,781)
Long Term Note Payable	—	7,685
Debt Issuance Costs	—	(1,154)
Treasury Stock Purchases	(11,937)	(8,710)
Stock Option Exercise Proceeds and Tax Benefits	1,823	3,943
Cash Dividends Paid	(11,891)	(12,007)
Payments Related to Shares Withheld for Taxes for Stock Compensation	(257)	(1,147)
Net Cash Provided by Financing Activities	135,823	100,385
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(239)	1,090
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,520)	3,511
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning (1)	49,218	61,707
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Ending (2)	$24,698	$65,218
(1) Included within Beginning Cash, Cash Equivalents, and Restricted Cash is approximately $4.3 million and $0 of restricted cash as of July 1, 2018 and July 2, 2017, respectively.
(2) Included within Ending Cash, Cash Equivalents, and Restricted Cash is approximately $0.8 million and $9.1 million of restricted cash as of March 31, 2019 and April 1, 2018, respectively.

The accompanying notes are an integral part of these statements.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and footnotes necessary for a fair statement of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of the Company, adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to fairly present the Company's results of operations and financial position have been included. All of these adjustments are of a normal recurring nature, except as otherwise noted.

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

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The guidance is applied on a retrospective basis, and became effective for the Company in fiscal 2019. Accordingly, the Company adopted this ASU effective July 2, 2018. Non-service cost components of net periodic pension costs in the amount of $0.5 million and $1.5 million have been included in Other Income in the Statement of Operations for the three and nine months ended March 31, 2019. Non-service cost components of net periodic pension costs in the amount of $0.3 million and $0.8 million have been included in Other Income in the Statement of Operations for the three and nine months ended April 1, 2018.

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

	March 31, 2019	July 1, 2018
Cash and cash equivalents	$23,863	$44,923
Restricted cash	835	4,295
Cash, cash equivalents, and restricted cash	$24,698	$49,218

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The guidance is effective beginning fiscal year 2020, with early adoption permitted. The Company's project plan involves identifying and implementing appropriate changes to its business processes, systems and controls as well as compiling and evaluating lease arrangements to support lease accounting and disclosures under Topic 842. The Company made further progress during the quarter ended March 31, 2019 and is in the process of updating the Company's lease accounting system to prepare for adoption. The Company is currently assessing the impact of this new accounting pronouncement on its results of operations, financial position, and cash flows.

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
3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended March 31, 2019
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(32,354)	$2,008	$(224,422)	$(254,768)
Other Comprehensive Income (Loss) Before Reclassification	1,196	(7,393)	—	(6,197)
Income Tax Benefit (Expense)	—	1,848	—	1,848
Net Other Comprehensive Income (Loss) Before Reclassifications	1,196	(5,545)	—	(4,349)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	2,190	—	2,190
Realized (Gains) Losses - Commodity Contracts (1)	—	(20)	—	(20)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(320)	—	(320)
Amortization of Prior Service Costs (Credits) (2)	—	—	(137)	(137)
Amortization of Actuarial Losses (2)	—	—	3,700	3,700
Total Reclassifications Before Tax	—	1,850	3,563	5,413
Income Tax Expense (Benefit)	—	(462)	(855)	(1,317)
Net Reclassifications	—	1,388	2,708	4,096
Other Comprehensive Income (Loss)	1,196	(4,157)	2,708	(253)
Ending Balance	$(31,158)	$(2,149)	$(221,714)	$(255,021)
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

	Three Months Ended April 1, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(21,497)	$971	$(269,728)	$(290,254)
Other Comprehensive Income (Loss) Before Reclassification	4,349	606	—	4,955
Income Tax Benefit (Expense)	—	(146)	—	(146)
Net Other Comprehensive Income (Loss) Before Reclassifications	4,349	460	—	4,809
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	2,121	—	2,121
Realized (Gains) Losses - Commodity Contracts (1)	—	33	—	33
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(80)	—	(80)
Amortization of Prior Service Costs (Credits) (2)	—	—	(314)	(314)
Amortization of Actuarial Losses (2)	—	—	4,696	4,696
Total Reclassifications Before Tax	—	2,074	4,382	6,456
Income Tax Expense (Benefit)	—	(500)	(1,057)	(1,557)
Net Reclassifications	—	1,574	3,325	4,899
Other Comprehensive Income (Loss)	4,349	2,034	3,325	9,708
Ending Balance	$(17,148)	$3,005	$(266,403)	$(280,546)
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

	Nine Months Ended March 31, 2019
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(28,928)	$6,486	$(229,830)	$(252,272)
Other Comprehensive Income (Loss) Before Reclassification	(2,230)	(10,201)	—	(12,431)
Income Tax Benefit (Expense)	—	2,550	—	2,550
Net Other Comprehensive Income (Loss) Before Reclassifications	(2,230)	(7,651)	—	(9,881)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(353)		(353)
Realized (Gains) Losses - Commodity Contracts (1)	—	(160)		(160)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(798)		(798)
Amortization of Prior Service Costs (Credits) (2)	—		(413)	(413)
Amortization of Actuarial Losses (2)	—		11,099	11,099
Total Reclassifications Before Tax	—	(1,311)	10,686	9,375
Income Tax Expense (Benefit)	—	327	(2,570)	(2,243)
Net Reclassifications	—	(984)	8,116	7,132
Other Comprehensive Income (Loss)	(2,230)	(8,635)	8,116	(2,749)
Ending Balance	$(31,158)	$(2,149)	$(221,714)	$(255,021)
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

	Nine Months Ended April 1, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(24,744)	$(76)	$(275,206)	$(300,026)
Other Comprehensive Income (Loss) Before Reclassification	7,596	(149)	—	7,447
Income Tax Benefit (Expense)	—	137	—	137
Net Other Comprehensive Income (Loss) Before Reclassifications	7,596	(12)	—	7,584
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	4,537	—	4,537
Realized (Gains) Losses - Commodity Contracts (1)	—	65	—	65
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(97)	—	(97)
Amortization of Prior Service Costs (Credits) (2)	—	—	(942)	(942)
Amortization of Actuarial Losses (2)	—	—	14,089	14,089
Total Reclassifications Before Tax	—	4,505	13,147	17,652
Income Tax Expense (Benefit)	—	(1,412)	(4,344)	(5,756)
Net Reclassifications	—	3,093	8,803	11,896
Other Comprehensive Income (Loss)	7,596	3,081	8,803	19,480
Ending Balance	$(17,148)	$3,005	$(266,403)	$(280,546)
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

The Products segment generates revenue through the sale of end user products through retail distribution, independent dealer networks, the mass retail channel, and the rental channel. These channels primarily serve commercial and residential end users. The sale of products to the various distribution networks represents a single performance obligation. Revenue is recognized at a point in time when the product is shipped as the products are not typically customized for each customer; therefore, there is an alternative use for such inventory. The amount of revenue recognized is adjusted for variable consideration such as tiered volume discounts, rebates, and floor plan interest. Revenue recognized is also adjusted based on an estimate of future returns.
Both the Engines and Products segments account for variable consideration and estimated returns according to the same accounting policies. The Company offers a variable discount if certain customers reach established volume goals in the form of tiered volume discounts. The Company applies the expected value approach to estimate the value of the discount which is then applied as a reduction to the transaction price. Included in net sales for the three and nine months ended March 31, 2019 were reductions for tiered volume discounts of $7.1 million and $9.5 million, respectively. The Company offers rebates in the form of promotional allowances to incentivize certain customers to make purchases. The expected value approach is used to estimate the rebate value relative to these allowances which is then applied as a reduction of the transaction price. Included in net sales for the three and nine months ended March 31, 2019 were reductions for rebates of $2.6 million and $4.5 million, respectively.
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for end users to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales for the three and nine months ended March 31, 2019 were financing costs, net of the related gain or loss on interest rate swaps, of $7.9 million and $9.5 million, respectively.
The Company estimates the expected number of returns based on historical return rates and reduces revenue by the amount of expected returns.
The Company requires prepayment on sales in limited circumstances, but the contract liability related to prepayments is immaterial as of March 31, 2019 and represents less than 1% of total sales.
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
During nine month period ended March 31, 2019, the Company recorded $4.1 million of bad debt expense related to a trade customer declaring bankruptcy. This charge occurred in the first quarter and there was no additional charge in the second or third quarter of fiscal 2019.
Disaggregation of Revenue
In the following table, revenue is disaggregated by primary product application. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three and nine months ended March 31, 2019, as follows (in thousands):

	Three Month Period Ended March 31, 2019
	Engines	Products	Eliminations	Total
Commercial	$56,898	$110,533	$(6,464)	$160,967
Residential	279,345	160,676	(20,792)	419,229
Total	$336,243	$271,209	$(27,256)	$580,196

	Nine Month Period Ended March 31, 2019
	Engines	Products	Eliminations	Total
Commercial	$151,103	$281,882	$(15,390)	$417,595
Residential	576,248	416,997	(46,185)	947,060
Total	$727,351	$698,879	$(61,575)	$1,364,655

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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Net Income (Loss)	$8,005	$31,888	$(35,543)	$504
Less: Allocation to Participating Securities	(196)	(626)	(455)	(301)
Net Income (Loss) Available to Common Shareholders	$7,809	$31,262	$(35,998)	$203
Average Shares of Common Stock Outstanding	41,527	42,064	41,691	42,108
Shares Used in Calculating Diluted Earnings (Loss) Per Share	41,527	42,307	41,691	42,362
Basic Earnings (Loss) Per Share	$0.19	$0.74	$(0.86)	$0.00
Diluted Earnings (Loss) Per Share	$0.19	$0.74	$(0.86)	$0.00

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method. No options to purchase shares of common stock were excluded from the calculation of diluted earnings (loss) per share as the exercise prices were greater than the average market price of the common shares.

As a result of the Company incurring a net loss for the nine months ended March 31, 2019, potential incremental common shares of 529,644, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of March 31, 2019, the total remaining authorization was approximately $38.1 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the nine months ended March 31, 2019, the Company repurchased 725,321 shares on the open market at an average price of $16.46 per share, as compared to 382,806 shares purchased on the open market at an average price of $22.76 per share during the nine months ended April 1, 2018.
6. Investments

Investments represent the Company’s investments in unconsolidated affiliated companies.

Financial information of the unconsolidated affiliated companies is accounted for by the equity method, generally on a lag of one month or less. The following table sets forth the unaudited results of operations of unconsolidated affiliated companies for the three and nine months ended March 31, 2019 and April 1, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Results of Operations:
Sales	$71,593	$78,271	$227,639	$234,664
Cost of Goods Sold	55,048	59,992	178,125	179,794
Gross Profit	$16,545	$18,279	$49,514	$54,870
Net Income	$3,884	$4,444	$11,799	$14,202

The following table sets forth the unaudited balance sheets of unconsolidated affiliated companies as of March 31, 2019 and July 1, 2018 (in thousands):

	March 31, 2019	July 1, 2018
Financial Position:
Assets:
Current Assets	$142,352	$150,382
Noncurrent Assets	40,210	45,186
	182,562	195,568
Liabilities:
Current Liabilities	$55,083	$54,007
Noncurrent Liabilities	15,969	20,027
	71,052	74,034
Equity	$111,510	$121,534
The Company concluded that its equity method investments are integral to its business. The equity method investments provide manufacturing and distribution functions, which are important parts of its operations. Net sales to equity method investees were approximately $48.2 million and $65.1 million for the nine months ended March 31, 2019 and April 1, 2018, respectively. Purchases of finished products from equity method investees were approximately $94.1 million and $86.8 million for the nine months ended March 31, 2019 and April 1, 2018, respectively.

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Components of Net Periodic (Income) Expense:
Service Cost (Credit)	$1,157	$601	$26	$34
Interest Cost on Projected Benefit Obligation	9,930	10,767	583	593
Expected Return on Plan Assets	(13,582)	(15,478)	—	—
Amortization of:
Prior Service Cost (Credit)	45	45	(182)	(359)
Actuarial Loss	2,910	3,833	790	863
Net Periodic (Income) Expense	$460	$(232)	$1,217	$1,131

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Components of Net Periodic (Income) Expense:
Service Cost	$3,427	$1,802	$79	$101
Interest Cost on Projected Benefit Obligation	29,790	32,301	1,749	1,779
Expected Return on Plan Assets	(40,745)	(46,434)	—	—
Amortization of:
Prior Service Cost (Credit)	134	134	(547)	(1,076)
Actuarial Loss	8,729	11,499	2,370	2,590
Net Periodic (Income) Expense	$1,335	$(698)	$3,651	$3,394

The Company expects to make benefit payments of $3.4 million attributable to its non-qualified pension plans for the full year of fiscal 2019. During the first nine months of fiscal 2019, the Company made payments of approximately $2.8 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $7.9 million for its other postretirement benefit plans for the full year of fiscal 2019. During the first nine months of fiscal 2019, the Company made payments of $6.8 million for its other postretirement benefit plans.

During the first nine months of fiscal 2019, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2019. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.

8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $2.3 million and $5.5 million for the three and nine months ended March 31, 2019, respectively. For the three and nine months ended April 1, 2018, stock based compensation expense was $1.4 million and $5.3 million, respectively.

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

In the second quarter of fiscal 2019, the Company entered into interest rate swaps to manage a portion of its interest rate risk from anticipated floating rate, LIBOR based indebtedness, exclusive of lender spreads, ranging from 2.47% to 3.13%. The swaps are designated as cash flow hedges, in an aggregate amount of $120 million, with forward starting dates between June and December 2019 and termination dates between June 2023 and December 2029.

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

As of March 31, 2019 and July 1, 2018, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		March 31, 2019	July 1, 2018
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	250,000	110,000
Foreign Currency:
Australian Dollar	Sell	24,946	35,833
Brazilian Real	Sell	14,233	28,822
Canadian Dollar	Sell	17,240	14,430
Chinese Renminbi	Buy	98,160	62,209
Euro	Sell	7,060	32,592
Japanese Yen	Buy	450,000	587,500
Commodity:
Natural Gas (Therms)	Buy	7,648	10,553
The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	March 31, 2019	July 1, 2018
Interest rate contracts
Other Current Assets	$43	$161
Other Long-Term Assets	2,015	3,844
Accrued Liabilities	(6,815)	—
Foreign currency contracts
Other Current Assets	1,784	3,881
Other Long-Term Assets	126	31
Accrued Liabilities	(87)	(195)
Other Long-Term Liabilities	—	—
Commodity contracts
Other Current Assets	27	16
Other Long-Term Assets	5	5
Accrued Liabilities	(3)	(7)
Other Long-Term Liabilities	(6)	(29)
	$(2,911)	$7,707

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1,125)	Net Sales	$320	$—
Foreign currency contracts - sell	(409)	Net Sales	(2,674)	—
Foreign currency contracts - buy	2,036	Cost of Goods Sold	484	—
Commodity contracts	47	Cost of Goods Sold	20	—
Interest rate contracts	(4,706)	Interest Expense	—	—
	$(4,157)		$(1,850)	$—

	Three Months Ended April 1, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,151	Net Sales	$80	$—
Foreign currency contracts - sell	289	Net Sales	(2,261)	—
Foreign currency contracts - buy	566	Cost of Goods Sold	140	—
Commodity contracts	28	Cost of Goods Sold	(33)	—
	$2,034		$(2,074)	$—

	Nine Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1,944)	Net Sales	$798	$—
Foreign currency contracts - sell	(1,384)	Net Sales	(37)	—
Foreign currency contracts - buy	(632)	Cost of Goods Sold	390	—
Commodity contracts	29	Cost of Goods Sold	160	—
Interest rate contracts	(4,706)	Interest Expense	—	—
	$(8,637)		$1,311	$—

	Nine Months Ended April 1, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,695	Net Sales	$97	$—
Foreign currency contracts - sell	405	Net Sales	(3,935)	—
Foreign currency contracts - buy	1,038	Cost of Goods Sold	(602)	—
Commodity contracts	(57)	Cost of Goods Sold	(65)	—
	$3,081		$(4,505)	$—

During the next twelve months, the estimated net amount of gain on cash flow hedges as of March 31, 2019 expected to be reclassified out of AOCI into earnings is $1.4 million.

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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and July 1, 2018 (in thousands):

		Fair Value Measurements Using
	March 31, 2019	Level 1	Level 2	Level 3
Assets:
Derivatives	$4,000	$—	$4,000	$—
Liabilities:
Derivatives	$6,911	$—	$6,911	$—
	July 1, 2018	Level 1	Level 2	Level 3
Assets:
Derivatives	$7,938	$—	$7,938	$—
Liabilities:
Derivatives	$231	$—	$231	$—

The fair values for Level 2 measurements are based upon the respective quoted market prices for comparable instruments in active markets, which include current market pricing for forward purchases of commodities, foreign currency forwards, and current interest rates.

The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with accounting principles generally accepted in the United States.

The estimated fair value of the Company's Senior Notes (as defined in Note 15) at March 31, 2019 and July 1, 2018 was $201.9 million and $214.0 million, respectively, compared to the carrying value of $195.5 million and $200.0 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the Revolver (as defined in Note 15) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at March 31, 2019 and July 1, 2018 due to the short-term nature of these instruments.

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

	Nine Months Ended
	March 31, 2019	April 1, 2018
Beginning Balance	$45,327	$43,109
Payments	(18,169)	(17,941)
Provision for Current Year Warranties	17,964	18,633
Changes in Estimates	232	961
Ending Balance	$45,354	$44,762
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

In connection with the Company’s analysis of the impact of the Tax Act, a tax expense of approximately $21.1 million was recorded in fiscal 2018. This amount consists of an expense resulting from the re-measurement of deferred tax assets and liabilities for the corporate tax rate reduction of approximately $13.8 million and an expense related to the inclusion of foreign earnings of approximately $7.3 million. In the second quarter of fiscal 2019, the Company recorded an additional income tax expense of approximately $1.1 million related to the inclusion of foreign earnings, bringing the total expense to $8.4 million. Effective in the second quarter of fiscal 2019, the Company completed its accounting for the income tax effects of the Tax Act.

The Company has evaluated its permanent reinvestment assertions since the Tax Act can provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of March 31, 2019, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation in regards to its permanent reinvestment assertion. During fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $33 million of its foreign earnings and made distributions from its foreign earnings related to the assertion removal in the second quarter of approximately $18 million. The Company repatriated the additional $15 million of foreign earnings in the second quarter of fiscal 2019. During the second quarter of fiscal 2019, the Company also removed its permanent reinvestment assertion on an additional approximately $21.6 million of its accumulated offshore earnings. This resulted in the previously mentioned estimated tax expense of $1.1 million. The Company has recorded the tax effects of the distributions and planned repatriations in its financial statements, including withholding taxes and currency gain and loss. For the remainder of its foreign earnings, the Company has not changed its prior assertion. Accordingly, deferred taxes attributable to its investments in its foreign subsidiaries have not yet been recorded.

When calculating the income tax provision, the Company used an actual effective tax rate calculation for the third quarter of fiscal year 2019. The effective tax rate for the third quarter of fiscal 2019 was 12.3%, compared to 26.8% for the same period last year. The effective tax rate for the first nine months of fiscal 2019 was 28.7%, compared to 98.5% for the same period last year. As a result of the Tax Act, the Company is subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and a U.S. federal statutory corporate income tax rate of 21% in the fiscal year ending June 30, 2019 and future fiscal years. The Company’s fiscal 2019 tax rate includes the aforementioned $1.1 million discrete income tax expense related to the removal of a portion of its accumulated foreign earnings. The Company’s fiscal year 2018 tax rates reflect the estimated impact of the Tax Act at that time, including approximately $18.7 million resulting from the re-measurement of the Company’s deferred tax assets and liabilities as of the second quarter of fiscal 2018 and tax expense related to the inclusion of foreign earnings of approximately $6.2 million. The tax rates for the first nine months and the third quarters of fiscal 2019 and 2018 were also impacted by the federal research and development credit.

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

On December 20, 2018, the district court entered judgment against the Company and in favor of Exmark in the amount of $14.4 million in compensatory damages, an additional $14.4 million in enhanced damages, as well as pre-judgment interest, post-judgment interest and costs to be determined. On April 15, 2019, the district court entered an order denying the Company’s post-trial motions related to modification of the jury’s damages award, as well as seeking a new trial in light of certain evidentiary rulings. The district court awarded $6.0 million in pre-judgment interest, as well as post-judgment interest after December 19, 2018 and costs to be determined.

The Company strongly disagrees with the verdict and certain rulings made before, during and after the new trial and intends to vigorously pursue its rights on appeal. In assessing whether the Company should accrue a liability in its financial statements as a result of this lawsuit, the Company considered various factors, including the legal and factual circumstances of the case, the trial records and post-trial rulings of the district court, the decision of the appellate court, the current status of the proceedings, applicable law and the views of legal counsel. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of March 31, 2019.

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

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
NET SALES:
Engines	$336,243	$384,292	$727,351	$790,543
Products	271,209	245,169	698,879	653,845
Inter-Segment Eliminations	(27,256)	(25,392)	(61,575)	(64,789)
Total*	$580,196	$604,069	$1,364,655	$1,379,599
* International sales included in net sales based on product shipment destination	$142,817	$160,653	$379,468	$432,538
GROSS PROFIT:
Engines	$72,529	$96,780	$144,272	$183,428
Products	24,348	32,773	89,402	105,570
Inter-Segment Eliminations	110	720	(441)	405
Total	$96,987	$130,273	$233,233	$289,403
SEGMENT INCOME (LOSS):
Engines	$22,833	$47,718	$(16,579)	$35,776
Products	(5,682)	2,392	(11,514)	14,356
Inter-Segment Eliminations	110	720	(441)	405
Total	$17,261	$50,830	$(28,534)	$50,537

The following supplemental data is presented for informational purposes.

Pre-tax business optimization and litigation settlement charges included in gross profit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Engines	$623	$903	$1,712	$2,031
Products	3,267	971	6,978	2,493
Total	$3,890	$1,874	$8,690	$4,524

Pre-tax business optimization charges, bad debt expense related to a major retailer bankruptcy, litigation settlement charge, and acquisition integration activities included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 31, 2019	April 1, 2018	March 31, 2019	April 1, 2018
Engines	$5,211	$2,896	$27,083	$7,243
Products	4,694	1,309	19,862	5,259
Total	$9,905	$4,205	$46,945	$12,502
15. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	March 31, 2019	July 1, 2018
Multicurrency Credit Agreement	$211,545	$48,036
Total Short-Term Debt	$211,545	$48,036

Note Payable (NMTC transaction)	$7,685	$7,685
Unamortized Debt Issuance Costs associated with Note Payable	885	1,009
	$6,800	$6,676

6.875% Senior Notes	$195,464	$200,888
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	530	934
	$194,934	$199,954
Total Long-Term Debt	$201,734	$206,630

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the three and nine months ended March 31, 2019, the Company repurchased $0.5 million and $5.4 million of the Senior Notes, respectively. During the three and nine months ended April 1, 2018, the Company repurchased $19.8 million of the Senior Notes.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of March 31, 2019, $211.5 million was outstanding under the Revolver. There were outstanding borrowings of $48.0 million under the Revolver as of July 1, 2018. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio and impose on the Company a maximum average leverage ratio. The Senior Notes contain a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio.

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

In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for use on the project. Restricted cash of $0.8 million held by the Company at March 31, 2019 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

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

16. Acquisitions

On July 31, 2018 the Company completed a cash acquisition of certain assets of Hurricane Inc., a designer and manufacturer of commercial stand-on leaf and debris blowers. The purchase price is comprised of $8.7 million of cash consideration and $2.0 million of contingent cash consideration. The Company has accounted for the acquisition in accordance with ASC 805 and it has been included in the Products segment. At March 31, 2019, the Company's preliminary purchase accounting resulted in the recognition of $6.4 million of goodwill and $4.4 million of intangible assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, premiums on early repurchase of bonds, acquisition integration activities, and one-time charges as a result of the implementation of the Tax Cuts and Jobs Act (the “Tax Act”) for the three months ended fiscal March 2019 and 2018 (in thousands, except per share data):

	Three Months Ended Fiscal March
	2019 Reported	Adjustments(1)	2019 Adjusted(3)	2018 Reported	Adjustments(2)	2018 Adjusted(3)
Gross Profit:
Engines	$72,529	$623	$73,151	$96,780	$903	$97,683
Products	24,348	3,267	27,615	32,773	971	33,744
Inter-Segment Eliminations	110	—	110	720	—	720
Total	$96,987	$3,890	$100,876	$130,273	$1,874	$132,147

Engineering, Selling, General and Administrative Expenses:
Engines	$49,287	$3,835	$45,452	$49,124	$587	$48,537
Products	30,234	1,428	28,806	31,032	338	30,694
Total	$79,521	$5,264	$74,258	$80,156	$925	$79,231

Equity in Earnings of Unconsolidated Affiliates
Engines	$(408)	$753	$345	$62	$1,406	$1,468
Products	203	—	203	651	—	651
Total	$(205)	$753	$548	$713	$1,406	$2,119

Segment Income (Loss):
Engines	$22,833	$5,211	$28,044	$47,718	$2,896	$50,614
Products	(5,682)	4,694	(988)	2,392	1,309	3,701
Inter-Segment Eliminations	110	—	110	720	—	720
Total	$17,261	$9,905	$27,166	$50,830	$4,205	$55,035

Interest Expense	$(9,088)	$15	$(9,073)	$(8,617)	$2,017	$(6,600)

Income Before Income Taxes	9,126	9,920	19,046	43,563	6,222	49,785
Provision for Income Taxes	1,121	3,288	4,409	11,675	1,876	13,551
Net Income	$8,005	$6,632	$14,637	$31,888	$4,346	$36,234

Earnings Per Share
Basic	$0.19	$0.15	$0.34	$0.74	$0.10	$0.84
Diluted	0.19	0.15	0.34	0.74	0.10	0.84
(1) For the third quarter of fiscal 2019, business optimization expenses include $1.4 million ($0.9 million after tax) of non-cash charges related to accelerated depreciation, and $8.4 million ($5.6 million after tax) of cash charges related primarily to activities associated with the upgrade to the Company's ERP system, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized $0.2 million ($0.1 million after tax) related to acquisition integration activities.

(2)  For the third quarter of fiscal 2018, business optimization expenses include $0.9 million ($0.6 million after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $3.3 million ($2.9 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. Tax expense also includes a $0.7 million benefit to revalue deferred tax assets and liabilities under the Tax Cuts and Jobs Act of 2017. The Company recognized in interest expense $2.0 million ($1.5 million after tax) for premiums paid to repurchase senior notes after receiving unsolicited offers from bondholders.
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

NET SALES

Consolidated net sales for the third quarter of fiscal 2019 were $580.2 million, a decrease of $23.8 million, or 3.95%, from the third quarter of fiscal 2018.

Engines segment net sales in the third quarter of fiscal 2019 decreased $48.0 million or 12.5% from the prior year. Engine sales unit volumes decreased by 18%, or approximately 456,000 engines, in the third quarter of fiscal 2019 compared to the same period last year. Domestically, as anticipated, consumer engine sales decreased due to the Sears bankruptcy and the pull forward of shipments to the second quarter to enable channel partners to restock inventory and facilitate brand transitions this year. Sales into Australia and Europe declined by over 25% in the third quarter due to prolonged historic drought conditions in Australia and elevated channel inventories in Europe following last summer’s drought. Domestic service parts sales declined slightly year over year. The decrease in segment sales was mitigated by a nearly 10% increase in commercial Vanguard engine sales and higher pricing to offset cost inflation and tariffs.

Products segment net sales in the third quarter of fiscal 2019 increased $26.0 million, or 10.6%, from the prior year. The increase was primarily due to 16% growth in commercial products on higher sales of Ferris mowers and growth of commercial stand-on blowers from the Hurricane acquisition in fiscal 2019. Residential sales grew slightly on higher volumes of standby generators and pressure washers, partially offset by lower sales of portable generators and riding mowers following cool spring temperatures in the U.S. Sales also benefitted from higher prices to offset cost inflation.

GROSS PROFIT

The consolidated gross profit percentage was 16.7% in the third quarter of fiscal 2019, a decrease from 21.6% in the same period last year. Adjusted gross profit percentage was 17.4% in the third quarter this year, a decrease from 21.9% in the same period last year.

The Engines segment gross profit percentage was 21.6% in the third quarter of fiscal 2019, a decrease of 360 basis points from 25.2% in the third quarter of fiscal 2018. Adjusted gross profit percentage also decreased 360 basis points due to unfavorable sales mix, a 14% reduction in manufacturing volume as planned and inefficiencies. Unfavorable sales mix was caused by proportionately less sales outside the U.S. and slightly lower service parts sales. Inefficiencies from start-up activities related to the Company's ERP upgrade and the on-shoring of Vanguard engines led to temporarily elevated supply chain and labor costs to ensure timely delivery on the robust growth of Vanguard engines and improve the throughput of service parts sales. Higher prices offset higher commodity costs and tariffs. Foreign exchange was slightly favorable to margins in the quarter.

The Products segment gross profit percentage was 9.0% for the third quarter of fiscal 2019, down from 13.4% in the third quarter of fiscal 2018. Adjusted gross profit percentage was 10.2% for the third quarter of fiscal 2019, down from 13.8% in the third quarter of fiscal 2018. The decrease in the adjusted gross profit percentage is largely attributed to inefficiencies and unfavorable sales mix. Inefficiencies from start-up activities related to the ERP upgrade, elevated international container shipping rates and higher supply chain and labor costs to ensure the Company's ability to meet delivery commitments on the robust growth of Ferris mowers. The Company also incurred higher labor costs to improve the throughput of service parts to support increased shipments during the peak season. Unfavorable sales mix was driven by lower sales of portable generators due to less spring storms, as well as lower sales of riding mowers through the dealer channel. Strong sales of pressure washers were driven by elevated pollen levels this spring and brand transitions at retail. Partially offsetting the unfavorable sales mix was the favorable impact of higher commercial sales. Increases in pricing largely offset higher material and tariff costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses (ESG&A) were $79.5 million in the third quarter of fiscal 2019, a decrease of $0.6 million or 0.8% from the third quarter of fiscal 2018.

The Engines segment ESG&A expenses for the third quarter of fiscal 2019 increased $0.2 million from the third quarter of fiscal 2018. Adjusted ESG&A expenses decreased $3.0 million from last year due to lower employee compensation costs.

The Products segment ESG&A decreased by $0.8 million and adjusted ESG&A expenses decreased by $1.9 million compared with the previous year from lower employee compensation costs.

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, bad debt expense related to a major retailer bankruptcy, litigation settlement charge, premiums on early repurchase of bonds, acquisition integration activities, and one-time charges as a result of the implementation of the Tax Act for the nine months ended fiscal March 2019 and 2018 (in thousands, except per share data):

	Nine Months Ended Fiscal March
	2019 Reported	Adjustments(1)	2019 Adjusted(3)	2018 Reported	Adjustments(2)	2018 Adjusted(3)
Gross Profit:
Engines	$144,272	$1,712	$145,984	$183,428	$2,031	$185,459
Products	89,402	6,978	96,380	105,570	2,493	108,063
Inter-Segment Eliminations	(441)	—	(441)	405	—	405
Total	$233,233	$8,690	$241,923	$289,403	$4,524	$293,927

Engineering, Selling, General and Administrative Expenses:
Engines	$163,997	$22,754	$141,243	$151,154	$2,582	$148,572
Products	103,556	12,884	90,672	94,150	2,766	91,384
Total	$267,552	$35,638	$231,915	$245,304	$5,348	$239,956

Equity in Earnings of Unconsolidated Affiliates
Engines	$3,146	$2,617	5,763	$3,502	$2,630	$6,132
Products	2,640	—	2,640	2,936	—	2,936
Total	$5,786	$2,617	$8,403	$6,438	$2,630	$9,068

Segment Income (Loss):
Engines	$(16,579)	$27,083	$10,504	$35,776	$7,243	$43,019
Products	(11,514)	19,862	8,348	14,356	5,259	19,615
Inter-Segment Eliminations	(441)	—	(441)	405	—	405
Total	$(28,534)	$46,945	$18,411	$50,537	$12,502	$63,039

Interest Expense	$(21,731)	$263	$(21,468)	$(19,167)	$2,017	$(17,150)

Income (Loss) Before Income Taxes	(49,874)	47,208	(2,666)	34,667	14,519	49,186
Provision (Credit) for Income Taxes	(14,331)	9,602	(4,729)	34,163	(21,104)	13,059
Net Income (Loss)	$(35,543)	$37,606	$2,063	$504	$35,623	$36,127

Earnings (Loss) Per Share
Basic	$(0.86)	$0.90	$0.04	$—	$0.84	$0.84
Diluted	(0.86)	0.90	0.04	—	0.83	0.83
(1) For the first nine months of fiscal 2019, business optimization expenses include $2.9 million ($2.3 million after tax) of non-cash charges related to accelerated depreciation, and $37.3 million ($29.0 million after tax) of cash charges related primarily to activities associated with the upgrade to the Company's ERP system, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized bad debt expense of $4.1 million ($3.1 million after tax) after a major retailer announced that it had filed for bankruptcy protection. The Company recognized $2.0 million ($1.5 million after tax) for amounts accrued related to a litigation settlement and $0.5 million ($0.3 million after tax) related to acquisition integration activities. Interest expense includes $0.2 million ($0.2 million after tax) for premiums paid to repurchase senior notes. Tax expense includes a $1.1 million charge associated with the Tax Cuts and Jobs Act of 2017 to record the impact of the inclusion of foreign earnings.

(2) For the first nine months of fiscal 2018, business optimization expenses include $3.8 million ($2.8 million after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $8.6 million ($7.1 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. Tax expense also includes a $24.2 million charge associated with the Tax Cuts and Jobs Act of 2017 comprised of $17.7 million to revalue deferred tax assets and liabilities and $6.5 million to record the impact of the inclusion of foreign earnings. The company recognized in interest expense $2.0 million ($1.5 million after tax) for premiums paid to repurchase senior notes after receiving unsolicited offers from bondholders.
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

NET SALES

Consolidated net sales for the first nine months of fiscal 2019 were $1,364.7 million, a decrease of $14.9 million, or 3.9%, from the first nine months of fiscal 2018.

Engines segment net sales in the first nine months of fiscal 2019 decreased $63.1 million or 8.0% from the prior year. Engine sales unit volumes increased by 8.3%, or approximately 427,000 engines, in the first nine months of fiscal 2019 compared to the same period last year. Sales of approximately $15 million had been accelerated into the fourth quarter of fiscal 2018 to support customers during the go-live of the Company's upgraded ERP system in early July. Sales into Europe and Australia were also lower due to the effects of prolonged drought conditions. The decrease in sales was mitigated by growth in commercial Vanguard engine sales and higher pricing to offset cost inflation and tariffs.

Products segment net sales in the first nine months of fiscal 2019 increased $45.0 million, or 6.7%, from the prior year. The increase was primarily due to higher sales of commercial riding mowers, commercial job site products and pressure washers. Sales also benefited from higher prices to offset cost inflation. The increase was partially offset due to decreased storm sales compared to the prior year due to less hurricane related activity.

GROSS PROFIT

The consolidated gross profit percentage was 17.1% in the first nine months of fiscal 2019, a decrease from 21.0% in the same period last year. Adjusted gross profit percentage was 17.7% in the first nine months of this year compared to 21.3% for the same period in the prior year.

The Engines segment gross profit percentage was 19.8% in the first nine months of fiscal 2019, a decrease of 340 basis points from 23.2% in the first nine months of fiscal 2018. Adjusted gross profit percentage also decreased 340 basis points due to 12% lower manufacturing volumes, inefficiencies driven by lower service distribution throughput, and unfavorable sales mix, which included lower service parts sales. Higher material costs and tariffs were largely offset by pricing increases.

The Products segment gross profit percentage was 12.8% for the first nine months of fiscal 2019, down from 16.1% in the first nine months of fiscal 2018. Adjusted gross profit percentage was 13.8% in the first nine months of this year, down from 16.5% in the prior year, primarily due to the unfavorable sales mix of proportionately lower service parts sales, lower contribution margin from less hurricane related sales, and manufacturing inefficiencies. Higher pricing offset increases in material costs and tariff costs.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses (ESG&A) were $267.6 million in the first nine months of fiscal 2019, an increase of $22.2 million, or 9.1%, from the first nine months of fiscal 2018.

The Engines segment ESG&A expenses for the first nine months of fiscal 2019 increased $12.8 million from the first nine months of fiscal 2018 due to increased business optimization charges. Adjusted Engines segment ESG&A expenses decreased $7.3 million primarily due to reduced compensation costs.

The Products segment ESG&A expenses were $103.5 million for the first nine months of fiscal 2019, an increase of $9.4 million from the first nine months of fiscal 2018 due to increased business optimization charges, bad debt related to a major retailer bankruptcy, and a litigation settlement. Adjusted Products segment ESG&A expenses decreased $0.7 million due to lower compensation costs.

INTEREST EXPENSE

Interest expense for the first nine months of fiscal 2019 was $2.6 million higher than the same period last year due to higher borrowings on the revolver and higher interest rates.

PROVISION FOR INCOME TAXES

As a result of the Tax Act, the Company was subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and is subject to a U.S. federal statutory corporate income tax rate of 21% in the fiscal year ending June 30, 2019 and future fiscal years. Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have favorable impact on the Company's future consolidated tax expense and operating cash flows.
The Company has evaluated its permanent reinvestment assertions since the Tax Act can provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of March 31, 2019, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation in regards to its permanent reinvestment assertion. During fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $33 million of its foreign earnings and made distributions from its foreign earnings related to the assertion removal in the second quarter of approximately $18 million. The Company repatriated the additional $15 million of foreign earnings in the second quarter of fiscal 2019. During the second quarter of fiscal 2019, the Company also removed its permanent reinvestment assertion on an additional approximately $21.6 million of its accumulated offshore earnings. This resulted in the previously mentioned estimated tax expense of $1.1 million. The Company has recorded the tax effects of the distributions and planned repatriations in its financial statements, including withholding taxes and currency gain and loss. For the remainder of its foreign earnings, the Company has not changed its prior assertion. Accordingly, deferred taxes attributable to its investments in its foreign subsidiaries have not yet been recorded.

The Tax Act also establishes new tax laws that come into effect for the Company in the current fiscal year, including the creation of a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs), a deduction of up to 50 percent to offset the income tax liability, and a deduction for foreign derived intangible income (FDII) subject to certain limitations. During fiscal year 2019, the Company is estimating no current income tax expense from the new GILTI.

Changes in corporate tax rates, the deferred tax assets and liabilities relating to the Company's U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax legislation could have a material impact on the Company's future consolidated tax expense.
BUSINESS OPTIMIZATION PROGRAM

The Company made progress on implementing its previously announced business optimization program in the third quarter of fiscal 2019. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, expanding Ferris commercial mower production capacity into a new, modern facility which is located close to the current manufacturing facility in New York, and the implementation of an ERP upgrade. The Company successfully went live with the ERP upgrade at the beginning of the first quarter of fiscal 2019.

Production of Vanguard engines in the Company’s U.S. plants began in the fourth quarter of fiscal 2018 and additional lines were phased in by the end of the third quarter of fiscal 2019. Previously, the majority of Vanguard engines were sourced from overseas. Production of Ferris commercial mowers began in the new facility in the fourth quarter of fiscal 2018 and all remaining production was transitioned in the third quarter.

For the three and nine months ended March 31, 2019, the Company recorded business optimization charges of $9.8 million ($6.4 million after tax or $0.14 per diluted share) and $40.2 million ($31.3 million after tax or $0.75 per diluted share). Full year costs in fiscal 2019 are expected to be approximately $42 million to $46 million. Total program cost are expected to be in the range of $60 million to $70 million. The business optimization program is expected to generate pre-tax savings of $35 million to $40 million of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates the future annual savings will be achieved over a three-year period beginning in fiscal 2019.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first nine months of fiscal 2019 were $104.9 million compared to $19.0 million in the first nine months of fiscal 2018. The increase in cash used in operating activities was primarily related to higher business optimization expenses and changes in working capital, including lower collections of accounts receivable due to timing of sales and customer payments, as well as higher inventory balances, partially offset by lower pension contributions.

Cash flows used in investing activities were $55.2 million and $78.9 million during the first nine months of fiscal 2019 and fiscal 2018, respectively. The $23.7 million decrease in cash used in investing activities was primarily related to lower capital expenditures, partially offset by increased cash paid for acquisitions.

Cash flows provided by financing activities were $135.8 million and $100.4 million during the first nine months of fiscal 2019 and 2018, respectively. The $35.4 million increase in cash provided by financing activities was attributable to higher borrowings on the Revolver (as defined below) in the first nine months of fiscal 2019 compared to the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company’s $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. As of March 31, 2019 and July 1, 2018, $211.5 million and $48.0 million was outstanding under the Revolver. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of March 31, 2019, the total remaining authorization was approximately $38.1 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the nine months ended March 31, 2019, the Company repurchased 725,321 shares on the open market at an average price of $16.46 per share, as compared to 382,806 shares purchased on the open market at an average price of $22.76 per share during the nine months ended April 1, 2018.

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

The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio of 3.0 to 1.0 and impose on the Company a maximum average leverage ratio of 3.5 to 1.0. The Senior Notes contain a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 2.0 to 1.0, as defined by the indenture. As of March 31, 2019, the Company was in compliance with these covenants, and expects to be in compliance with all covenants during the remainder of fiscal 2019. As of March 31, 2019, the Company's interest coverage ratio, average leverage ratio, and fixed charge coverage ratio were 4.70, 3.06, and 3.17, respectively.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 31, 2019.

2019 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
December 31, 2018 to January 27, 2019	—	$—	—	$38,570,940
January 28, 2019 to February 24, 2019	40,499	12.54	40,499	38,062,939
February 25, 2019 to March 31, 2019	—	—	—	38,062,939
Total Third Quarter	40,499	$12.54	40,499	$38,062,939
(a) On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment to the Briggs & Stratton Corporation Supplemental Executive Retirement Plan

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Shareholders' Investment, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) related Notes to Condensed Consolidated Financial Statements

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	May 7, 2019	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer