Form 10-K
period 2019-06-30
BRIGGS & STRATTON CORP
filed 2019-08-27
CIK 14195

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2019
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No   ☒
The aggregate market value of Common Stock held by nonaffiliates of the registrant was approximately $561.6 million based on the last reported sale price of such securities as of December 30, 2018, the last business day of the most recently completed second fiscal quarter.
Number of Shares of Common Stock Outstanding at August 16, 2019: 42,055,973.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting to be held on October 31, 2019.

BRIGGS & STRATTON CORPORATION
FISCAL 2019 FORM 10-K
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
Briggs & Stratton Corporation ("Briggs & Stratton" or the “Company”) is focused on providing power to get work done and make people's lives better. Briggs & Stratton is the world’s largest producer of gasoline engines for outdoor power equipment, and is a leading designer, manufacturer and marketer of power generation, pressure washer, lawn and garden, turf care and job site products through its Briggs & Stratton®, Simplicity®, Snapper®, Ferris®, Vanguard®, Allmand®, Billy Goat®, Hurricane®, Murray®, Branco® and Victa® brands. Briggs & Stratton products are designed, manufactured, marketed and serviced in over 100 countries on six continents.
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
Engines Segment
General
Briggs & Stratton manufactures four-cycle aluminum alloy gasoline engines with gross horsepower ranging from 2.5hp up to 40hp and torque ranging from 4.50 ft-lbs gross torque to 21.00 ft-lbs gross torque. The Company’s engines are used primarily by the lawn and garden equipment industry, which accounted for 89% of the Engines segment's fiscal 2019 engine sales to OEMs. Major lawn and garden equipment applications include walk-behind lawn mowers, riding lawn mowers, garden tillers and snow throwers. The remaining 11% of engine sales to OEMs in fiscal 2019 was for use on products for industrial, construction, agricultural and other commercial and consumer applications that include portable and standby generators, pumps and pressure washers. Many retailers specify the Company's engines on the power equipment they sell and the Briggs & Stratton logo is often featured prominently on a product because of the appeal and reputation of the brand. The Company mainly sells commercial engines under the Vanguard® name.
In fiscal 2019, approximately 30% of the Engines segment net sales was derived from sales in international markets, primarily to customers in Europe. The Company serves its key international markets through its European regional office in Switzerland, its distribution center in the Netherlands and sales and service subsidiaries in Australia, Austria, Brazil, Canada, China, the Czech Republic, England, France, Germany, India, Italy, Japan, Malaysia, Mexico, New Zealand, Russia, South Africa, Spain, and Sweden. Briggs & Stratton is a leading supplier of gasoline engines in developed countries where there is an established lawn and garden equipment market. Briggs & Stratton also exports engines to developing nations where its engines are used in agricultural, marine, construction and other applications. More information about its foreign operations is in Note 9 of the Notes to Consolidated Financial Statements.
The Company's engines are sold primarily by its worldwide sales force through direct interaction with customers. The Company’s marketing staff and engineers provide support and technical assistance to its sales force.
The Engines segment also manufactures replacement engines and service parts and sells them to sales and service distributors. The Company owns 38% of Power Distributors LLC, a joint venture with a national distribution network of service parts in the United States. The Company's remaining domestic distributors are independently owned and operated.
The Company owns its principal international distribution centers, but also uses independently owned and operated distributors. These distributors supply service parts and replacement engines directly to independently owned, authorized service dealers throughout the world. These distributors and service dealers incorporate the Company’s commitment to reliability and service.
Customers
The Company's engine sales are primarily to OEMs. The Company's major external engine customers in fiscal years 2019, 2018 and 2017 were MTD Products Inc. (MTD), Husqvarna Outdoor Products Group (HOP), Deere & Company, and Power Distributors, LLC. Engines segment sales to the top three customers combined were 44%, 42% and 47% of Engines segment sales in fiscal 2019, 2018 and 2017, respectively. Under purchasing plans available to all of its gasoline engine customers, Briggs & Stratton typically enters into annual engine supply arrangements. In certain cases, the Company has entered into longer supply arrangements of two to three years.
The Company believes that in fiscal 2019 approximately 71% of all residential lawn and garden powered equipment sold in the United States was sold through mass merchandisers such as The Home Depot, Inc. (The Home Depot), Lowe’s Companies, Inc. (Lowe’s), Sears Holdings Corporation (Sears) and Wal-Mart Stores, Inc. (Wal-Mart). Given the buying power of the mass merchandisers, Briggs & Stratton, through its customers, has continued to experience pricing pressure; however, the development of new and innovative products may assist the Company and its customers in realizing higher margins. The Company believes commercial engines are mainly sold through independent dealer networks.
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
The Company believes it has a significant share of the worldwide market for engines that power residential outdoor equipment.
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
The Company has joint ventures with Daihatsu Motor Company for the manufacture of engines in Japan, and with Starting Industrial of Japan for the production of rewind starters and punch pressed components in the United States. During fiscal 2018, the Company announced its business optimization program. The program included, among other things, moving production of larger commercial engines, which were sourced from the joint venture with Daihatsu Motor Company, to two of its existing U.S. plants. Production of Vanguard engines in the Company’s U.S. plants began in the fourth quarter of fiscal 2018 and additional lines were phased in by the end of the fiscal 2019.
On August 15, 2019, the Company announced a plan to consolidate the Company’s production of small vertical shaft engines into its Poplar Bluff, Missouri facility. This decision was made after a comprehensive evaluation of the Company’s manufacturing operations. The Company’s Murray, Kentucky facility currently manufactures small vertical shaft engines and will be closed as a result of this consolidation.

Products Segment
General
The Products segment’s principal product lines include lawn and garden power equipment, turf care products, portable and standby generators, pressure washers, snow throwers, and job site products. The Products segment sells its products primarily through multiple channels of retail distribution, including consumer home centers, warehouse clubs, mass merchants, independent dealers and distributors, and on-line merchants. The Company sells its lawn and garden products, turf care products, snow throwers, and standby generators primarily through an independent dealer network and sells its pressure washers and portable generators primarily through the U.S. mass retail channel. To support its international business, the Products segment has leveraged the existing Briggs & Stratton worldwide distribution network and regional sales offices. The Company sells its job site products primarily into the rental channel to the construction and infrastructure, mining and oil & gas industries.
Beginning in fiscal 2014, the Company joined with one of its independent distributors to form Power Distributors, LLC to distribute certain service parts in the United States. During fiscal years 2014 through 2016, the venture acquired other independent distributors. In fiscal 2016, the venture achieved a national distribution network.
The Products segment product lines are marketed under its own brands such as Briggs & Stratton®, Simplicity®, Snapper®, Snapper Pro®, Ferris®, Allmand®, Billy Goat®, Hurricane®, Murray®, Branco® and Victa®, as well as other brands such as Craftsman and Troy-Bilt.
Customers
Historically, the Products’ segment major customers have included Lowe’s, Sears, PACE Inc., The Home Depot, Bunnings Warehouse, as well as numerous other distributors and dealers. Sales to the top three customers combined were 29%, 24% and 25% of Products segment net sales in fiscal 2019, 2018 and 2017, respectively. Commercial mowers are primarily sold through independent dealers.

Competition
The principal competitive factors in the outdoor power products industry include price, service, product performance, brand, innovation and delivery. The Products segment has various competitors, depending on the type of equipment. Primary competitors include: Honda (portable generators, pressure washers and lawn and garden equipment), Generac Power Systems, Inc. (portable and standby generators and job site products), Alfred Karcher GmbH & Co. (pressure washers), Techtronic Industries (pressure washers and portable generators), Deere & Company (commercial and consumer lawn mowers), MTD (consumer lawn mowers), The Toro Company (commercial and consumer lawn mowers), Scag Power Equipment, a Division of Metalcraft of Mayville, Inc. (commercial lawn mowers), and HOP (commercial and consumer lawn mowers).
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
Manufacturing
The Products segment's manufacturing facilities are located in Sherrill, New York; Munnsville, New York; Wauwatosa, Wisconsin; Holdrege, Nebraska; Lee's Summit, Missouri; and Kemps Creek, Australia. The Products segment also purchases certain powered equipment under contract manufacturing agreements.
The Products segment manufactures core components for its products, where such integration improves operating profitability by providing lower costs.
The Products segment purchases engines from the Engines segment, as well as from Honda, Kawasaki and Kohler. The Products segment has not typically experienced any difficulty obtaining necessary engines or other purchased components.
The Products segment assembles products for the international markets at its U.S. and Australian locations and through contract manufacturing agreements with other OEMs and suppliers.
During fiscal 2018, the Company announced its business optimization program. The program included, among other things, expanding capacity and moving the commercial turf equipment operation into a larger, more efficient facility in Sherrill, New York close to the facility in Munnsville, New York. Production of Ferris commercial mowers began in the new facility in the fourth quarter of fiscal 2018 and all remaining production was transitioned in the third quarter of fiscal 2019.
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
For the fiscal years ended June 30, 2019, July 1, 2018 and July 2, 2017, the Company spent approximately $22.8 million, $23.6 million and $23.0 million, respectively, on research activities relating to the development of new products or the improvement of existing products.
The average number of persons employed by the Company during fiscal 2019 and fiscal 2018 was 5,251 and 5,258, respectively. Employment in fiscal 2019 ranged from a high of 5,341 in December 2019 to a low of 5,152 in August 2018.

Export Sales
Export sales for fiscal 2019, 2018 and 2017 were $316.1 million (17% of net sales), $324.4 million (17% of net sales), and $337.1 million (19% of net sales), respectively. These sales were principally to customers in Europe, Asia, Australia, and Canada.
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
In fiscal 2019, our three largest customers accounted for 27% of our consolidated net sales. The loss of any of these customers or a significant portion of the business from one or more of our key customers would significantly impact our net sales and profitability.
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
In fiscal 2019, we derived approximately 26% of our consolidated net sales from international markets, primarily Europe. Our international operations are subject to various economic, political, and other risks and uncertainties that could adversely affect our business and operating results, including, but not limited to, regional or country specific economic downturns, fluctuations in currency exchange rates, trade protection measures, tariffs, and other border taxes, labor practices, complications in complying with, or exposure to liability under, a variety of laws and regulations, including anti-corruption and export control laws and regulations, political instability and significant natural disasters and other events or factors impacting local infrastructure.
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
On August 13, 2019, we entered into a consent memorandum pursuant to our revolving multicurrency credit agreement. Pursuant to the consent memorandum, the average leverage ratio covenant will not be tested for the computation period ended June 30, 2019 and no failure (or anticipated failure) by us to comply with associated restrictions for the specified computation period will constitute (or be deemed to have constituted) a default or an event of default under the credit agreement.  Additionally, no default shall be deemed to exist under the credit agreement for any anticipated failure by us to comply with such restrictions for the computation period ending on or about September 30, 2019. The Company was in compliance with all other financial covenants of the credit agreement as of June 30, 2019, and the failure or anticipated failure to comply with the average leverage ratio under the Credit Agreement is not considered to be a cross default for purposes of the Company’s Senior Notes.

Although we are in the process of refinancing our revolving credit agreement which, among other things, reduces the risk of potential violations of the covenant in the future, we cannot be sure we will not breach this or any other covenant in the future and we cannot guarantee that we will be able to refinance the revolving credit agreement with terms acceptable to us. In addition, if we borrow additional funds under the credit agreement, we may be required to increase the borrowing limit under the credit agreement or seek additional sources of borrowing. Given current credit and debt markets, there is no assurance that if we were to seek additional credit or debt, it would be available when needed or if it is available, the cost or terms and conditions would be acceptable.
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
We expect to obtain the money to pay our expenses and to pay the principal and interest on the outstanding Senior Notes, the credit facilities and other debt primarily from our operations or by refinancing some or all of our existing debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us. In addition, the terms of existing or future debt agreements, including the revolving credit facilities and our indentures, may restrict us from adopting certain of these alternatives.
Disruptions caused by labor disputes or organized labor activities or an inability to acquire and retain skill sets needed could harm our business and reputation.
The Company has collective bargaining agreements with its unions. These collective bargaining agreements cover approximately 10% of the total employees as of June 30, 2019. The Labor Agreement with United Steelworkers Local 2-232 expired on July 31, 2017. The Company and the union have met and the Company implemented its final offer to the Union on June 14, 2018, but remains hopeful that the parties will continue to work together to reach a new agreement. This agreement covers 557 hourly employees in the Wauwatosa, Germantown and Menomonee Falls, Wisconsin facilities. The Company has another collective bargaining agreement with its remaining union workforce in Georgia, which expires during calendar 2020, however, it is anticipated that location will be closing in December 2019. At the present time the Company does not anticipate a work stoppage.
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
At June 30, 2019, goodwill and other intangible assets represented approximately 17.2% of our total assets. Goodwill represents the excess of cost over the fair market value of net assets acquired in business combinations. We are required to evaluate whether our goodwill and indefinite-lived intangible assets have been impaired on an annual basis, or more frequently if indicators of impairment exist. In fiscal 2019, 2018 and fiscal 2017, there was no impairment of goodwill or other intangible assets. Estimating the fair value of individual reporting units and indefinite-lived intangible assets requires us to make assumptions and estimates regarding our future plans, as well as industry and economic conditions. These assumptions and estimates include projected net sales, operating income margin, working capital, market-based discount rates, and other market factors.
At June 30, 2019, the Job Site reporting unit had $12.0 million of goodwill, the Turf & Consumer reporting unit had $20.1 million of goodwill, and the Engines reporting unit had $137.1 million of goodwill. The Jobsite reporting unit fair value exceeded the carrying value by less than 10% as of the latest 2019 impairment testing date. The discount rate the Company used to determine the fair value was 14.3%. The Turf & Consumer reporting unit fair value exceeded the carrying value by more than 10% but less than 20% as of the latest 2019 impairment testing date. The discount rate the Company used to determine the fair value was 14.2%.The Engines reporting unit fair value exceeded the carrying value by more than 20% as of the latest 2019 impairment testing date. The discount rate the Company used to determine the fair value was 14.9%. If current expectations of future growth rates are not met or market factors outside of our control, such as discount rates, change significantly, then one or more reporting units or intangible assets might become impaired in the future. Any additional write-down of our goodwill or intangible assets could adversely affect our results of operations.

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
We have unfunded obligations under our domestic and foreign pension and postretirement benefit plans. As of June 30, 2019, our pension plans were underfunded by approximately $225 million. The funded status of our pension plans is dependent upon many factors, including returns on invested assets, the level of certain market interest rates, the mortality tables used, and the discount rate used to determine pension obligations. Unfavorable returns on the plan assets or unfavorable changes in applicable laws or regulations could materially change the timing and amount of required plan funding, which would reduce the cash available for our businesses. In addition, a decrease in the discount rate used to determine pension obligations could result in an increase in the valuation of pension obligations, which could affect the reported funding status of our pension plans and future contributions, as well as the periodic pension cost in subsequent fiscal years.
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
We conduct business in many countries, which requires us to interpret the tax laws and rulings in each of those taxing jurisdictions. Due to the subjectivity of tax laws between those jurisdictions as well as the subjectivity of factual interpretations, our estimates of tax liabilities may differ from actual payments or assessments. Claims from taxing authorities related to these differences could have an adverse impact on our operating results and financial position.
If we fail to remain current with changes in gasoline engine technology or if the technology becomes less important to customers in our markets due to the impact of alternative fuels or power sources, our results may be negatively affected. In addition, if we are unable to continue to enhance existing products, as well as develop and market new products, that respond to customer needs and preferences and achieve market acceptance, our results may be negatively impacted.
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
The loss of certain of our suppliers or interruption of production at certain suppliers from adverse financial conditions, work stoppages, equipment failures or other unfavorable events could adversely affect our ability to obtain raw materials and other inputs used in the manufacturing process. Our cost of purchasing raw materials and other inputs used in the manufacturing process could be higher and could temporarily affect our ability to produce sufficient quantities of our products, which could harm our financial condition, results of operations and competitive position.
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
An inability to successfully manage our global enterprise resource planning ("ERP") system could adversely affect our operations and operating results.

We went live with an upgrade to our global ERP system on July 9, 2018. This upgrade affected many of our existing operating and financial systems. This is a major undertaking both financially and from a management and personnel perspective. Should the organization not achieve the expected operational efficiencies and value realization associated with the ERP implementation it could adversely affect our operations and results of operations.
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
The Company maintains leased and owned manufacturing, office, warehouse, distribution and testing facilities throughout the world. The Company believes that its owned and leased facilities are adequate to perform its operations in a reasonable manner. As the Company’s business is seasonal, additional warehouse space may be leased when inventory levels are at their peak. Facilities in the United States occupy approximately 5.6 million square feet, of which 55% is owned. Facilities outside of the United States occupy approximately 1.0 million square feet, of which 27% is owned. Certain of the Company’s facilities are leased through operating lease agreements. See Note 10 to the Consolidated Financial Statements for information on the Company’s operating leases.

The following table provides information about each of the Company’s facilities (exceeding 25,000 square feet) as of June 30, 2019:

Location	Type of Property	Owned/Leased	Segment
U.S. Locations:
Auburn, Alabama	Manufacturing, office and warehouse	Owned and Leased	Engines
McDonough, Georgia	Warehouse	Leased	Products
Statesboro, Georgia	Manufacturing, office and warehouse	Owned and Leased	Engines
Murray, Kentucky	Manufacturing, office and warehouse	Owned and Leased	Engines
Lee's Summit, Missouri	Manufacturing, office and warehouse	Leased	Products
Poplar Bluff, Missouri	Manufacturing, office and warehouse	Owned and Leased	Engines
Holdrege, Nebraska	Manufacturing, office and warehouse	Owned	Products
Munnsville, New York	Manufacturing and office	Owned	Products
Sherrill, New York	Manufacturing, office and warehouse	Leased	Products
Orangeburg, South Carolina	Distribution	Leased	Engines
Menomonee Falls, Wisconsin	Distribution and office	Leased	Engines, Products
Milwaukee, Wisconsin	Distribution	Leased	Engines, Products
Wauwatosa, Wisconsin	Manufacturing, office and warehouse	Owned	Engines, Products, Corporate
Germantown, Wisconsin	Distribution	Leased	Engines, Products

Non-U.S. Locations:
Melbourne, Australia	Office and warehouse	Leased	Engines, Products
Sydney, Australia	Manufacturing, office and warehouse	Leased	Products
Curitiba, Brazil	Office and warehouse	Leased	Engines, Products
Chongqing, China	Manufacturing, office and warehouse	Owned	Engines
Shanghai, China	Office and warehouse	Leased	Engines, Products
Queretaro, Mexico	Office and warehouse	Leased	Engines, Products
Wijchen, Netherlands	Distribution and office	Leased	Engines, Products

On August 15, 2019, the Company announced a plan to consolidate the Company’s production of small vertical shaft engines into its Poplar Bluff, Missouri facility. This decision was made after a comprehensive evaluation of the Company’s manufacturing operations. The Company’s Murray, Kentucky facility currently manufactures small vertical shaft engines and will be closed as a result of this consolidation.

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

The Company strongly disagrees with the verdict and certain rulings made before, during and after the new trial and intends to vigorously pursue its rights on appeal. The Company filed its notice of appeal on May 14, 2019, and has appealed errors made by the district court in construing certain claims of Exmark’s patent, granting summary judgment motions filed by Exmark, and altering the prejudgment interest rate following the second trial. The parties are in the process of briefing the issues raised on appeal.

In assessing whether the Company should accrue a liability in its financial statements as a result of this lawsuit, the Company considered various factors, including the legal and factual circumstances of the case, the trial records and post-trial rulings of the district court, the decision of the appellate court, the current status of the proceedings, applicable law and the views of legal counsel. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of June 30, 2019.

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
TODD J. TESKE, 54 Chairman, President & Chief Executive Officer (1)(2)
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

KATHRYN M. BUONO, 57 Vice President, General Counsel & Corporate Secretary (3)
Ms. Buono was elected to her position effective April 2015 (initially with the title Vice President, General Counsel & Secretary).  Prior to joining Briggs & Stratton, she held the position of Managing Partner of the Milwaukee, Wisconsin office of the Quarles & Brady LLP law firm from March 2014 through December 2014 and was a partner practicing in its Business Law Group from 1996 through 2014.

RANDALL R. CARPENTER, 62 Vice President Corporate Marketing
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

ANDREA L. GOLVACH, 48 Vice President & Treasurer
Ms. Golvach was elected to her current position effective November 2011 after serving as Vice President of Treasury from May 2011 to November 2011. Prior to joining Briggs & Stratton, she held the position of Director of Finance & Cash Management at Harley-Davidson, Inc., a global motorcycle manufacturer, from 2007 to 2011.

RACHELE M. LEHR, 42 Vice President Human Resources
Ms. Lehr was elected to her current position effective September 2018. She previously served as Vice President Human Resources (an appointed position) from July 2015 through August 2018. Prior to then, she served as Human Resources Senior Director from March 2015 through June 2015, as Human Resources Director from June 2013 through February 2015, and as Controller from April 2010 through May 2013.

HAROLD L. REDMAN, 54 Senior Vice President & President – Turf & Consumer Products
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
WILLIAM H. REITMAN, 63 Senior Vice President & President – Support
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

DAVID J. RODGERS, 48 Senior Vice President & President – Engines & Power
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

MARK A. SCHWERTFEGER, 42 Senior Vice President & Chief Financial Officer (4)
Mr. Schwertfeger was elected to his current position effective August 2015. He previously served as Vice President & Controller (an executive officer position) from 2014 to 2015; as Corporate Controller from 2010 to 2014; and as International Controller from 2008 to 2010. Prior to joining Briggs & Stratton, he held the position of Director with KPMG LLP., a public accounting firm.

JEFFREY M. ZEILER, 50 Vice President Product Innovation
Mr. Zeiler was elected to his current position effective September 2018. He previously served as Vice President Product Innovation (an appointed position) from January 2013 through August 2018. Prior to joining Briggs & Stratton, he held the position of Senior Vice President of Business Development at Milwaukee Electric Tool Corp., a manufacturer of heavy-duty power tools, accessories and hand tools for professional users.

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
Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended June 30, 2019.

2019 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2019 to April 28, 2019	—	$—	—	$38,062,939
April 29, 2019 to May 26, 2019	—	—	—	38,062,939
May 27, 2019 to June 30, 2019	—	—	—	38,062,939
Total Fourth Quarter	—	$—	—	$38,062,939
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
Five-year Stock Performance Graph
The graph below shows the cumulative total stockholder return of an investment of $100 (and the reinvestment of any dividends thereafter) at the close of business on June 30, 2014 in each of Briggs & Stratton common stock, the Standard & Poor’s (S&P) Smallcap 600 Index and the S&P Machinery Index.

ITEM 6.	SELECTED FINANCIAL DATA

Fiscal Year	2019(1)	2018(2)	2017	2016(3)	2015(4)
(dollars in thousands, except per share data)
SUMMARY OF OPERATIONS
NET SALES	$1,836,605	$1,881,294	$1,786,103	$1,808,778	$1,894,750
GROSS PROFIT	301,051	398,082	383,829	362,455	359,099
PROVISION (BENEFIT) FOR INCOME TAXES	(14,015)	22,421	23,011	8,795	11,271
NET INCOME (LOSS)	(54,083)	(11,320)	56,650	26,561	45,687
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
Basic	(1.31)	(0.28)	1.31	0.61	1.00
Diluted	(1.31)	(0.28)	1.31	0.60	1.00
PER SHARE OF COMMON STOCK:
Cash Dividends	0.42	0.56	0.56	0.54	0.50
Shareholders’ Investment	$10.73	$13.56	$13.26	$11.47	$12.94
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	41,647	42,068	42,178	43,019	44,392
DILUTED NUMBER OF SHARES OF COMMON STOCK OUTSTANDING (in 000’s)	41,647	42,068	42,263	43,200	44,442
OTHER DATA
SHAREHOLDERS’ INVESTMENT	$446,720	$570,424	$559,334	$493,626	$574,250
LONG-TERM DEBT	194,969	199,954	221,793	221,339	222,685
TOTAL ASSETS (5)	1,551,431	1,443,966	1,450,979	1,456,667	1,456,424
PLANT AND EQUIPMENT	1,220,339	1,175,165	1,104,583	1,056,893	1,035,326
PLANT AND EQUIPMENT, NET OF ACCUMULATED DEPRECIATION	411,045	422,080	364,880	326,273	314,838
PROVISION FOR DEPRECIATION	59,820	53,783	51,855	49,973	48,496
EXPENDITURES FOR PLANT AND EQUIPMENT	52,454	103,203	83,141	64,161	71,710
WORKING CAPITAL (5)	$184,732	$295,100	$359,063	$377,700	$414,256
Current Ratio (5)	1.3 to 1	1.8 to 1	2.1 to 1	2.2 to 1	2.2 to 1
NUMBER OF EMPLOYEES AT YEAR-END	5,200	5,185	5,300	5,445	5,480
NUMBER OF SHAREHOLDERS AT YEAR-END	2,190	2,306	2,431	2,558	2,681
QUOTED MARKET PRICE:
High	$21.40	$27.34	$25.92	$24.48	$21.09
Low	$9.35	$17.11	$17.90	$15.47	$17.14

(1)
In fical 2019, business optimization expenses include $2.5 million after tax or $0.04 per diluted share of non-cash charges related to accelerated depreciation, and $32.1 million after tax or $0.77 per diluted share of cash charges related primarily to activities associated with the upgrade to the Company's ERP system, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized bad debt expense of $3.1 million after tax or $0.08 per diluted share after a major retailer announced that it had filed for bankruptcy protection. The Company recognized $1.5 million after tax or $0.04 per diluted share for amounts accrued related to a litigation settlement and $0.4 million after tax or $0.01 per diluted share related to acquisition integration activities. Interest expense includes $0.2 million after tax or $0.01 per diluted share for premiums paid to repurchase senior notes. Other income includes a $0.3 million after tax or $0.01 per diluted share pension settlement charge. Tax expense includes a $1.0 million charge or $0.03 per diluted share associated with the Tax Cuts and Jobs Act of 2017 to record the impact of the inclusion of foreign earnings.

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

(3)
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

(4)	In fiscal 2015, the Company had restructuring charges of $17.7 million after-tax or $0.40 per diluted share and acquisition-related charges of $1.4 million after-tax or $0.03 per diluted share.

(5)
The Company adopted Accounting Standards Update No. 2015-17, and retrospectively reclassified current “Deferred Income Tax Assets" to "Long-term Deferred Income Tax Assets” in the Selected Financial Data table.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
FISCAL 2019 COMPARED TO FISCAL 2018
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, pension settlement charges, product liability litigation charges, major retailer bankruptcy bad debt expense, charges as a result of the implementation of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and senior note repurchase premiums (in thousands, except per share data):

	For the fiscal year ended June
	2019 Reported	Adjustments(1)	2019 Adjusted(3)	2018 Reported	Adjustments(2)	2018 Adjusted(3)
Gross Profit:
Engines	$193,069	$2,662	$195,731	$252,645	$2,854	$255,499
Products	108,984	9,207	118,191	144,933	3,775	148,708
Inter-Segment Eliminations	(1,002)	—	(1,002)	504	—	504
Total	$301,051	$11,869	$312,920	$398,082	$6,628	$404,710

Engineering, Selling, General and Administrative Expenses:
Engines	$213,589	$23,374	$190,215	$248,286	$48,096	$200,190
Products	135,687	13,441	122,246	126,944	4,339	122,605
Total	$349,276	$36,815	$312,461	$375,230	$52,435	$322,796

Equity in Earnings of Unconsolidated Affiliates
Engines	$5,001	$3,113	$8,114	$5,234	$2,964	$8,198
Products	4,028	—	4,028	4,023	—	4,023
Total	$9,029	$3,113	$12,142	$9,257	$2,964	$12,221

Segment Income (Loss) (4):
Engines	$(15,519)	$29,149	$13,630	$9,593	$53,913	$63,506
Products	(22,675)	22,648	(27)	22,012	8,113	30,125
Inter-Segment Eliminations	(1,002)	—	(1,002)	504	—	504
Total	$(39,196)	$51,797	$12,601	$32,109	$62,026	$94,135

Interest Expense	$(29,242)	$263	$(28,979)	$(25,320)	$2,228	$(23,092)
Other Income	$340	$521	$861	$4,312	$—	$4,312

Income (Loss) Before Income Taxes	(68,098)	52,581	(15,517)	11,101	64,254	75,355
Provision (Credit) for Income Taxes	(14,015)	11,362	(2,653)	22,421	(2,836)	19,585
Net Income (Loss)	$(54,083)	$41,219	$(12,864)	$(11,320)	$67,090	$55,770

Earnings (Loss) Per Share
Basic	$(1.31)	$0.99	$(0.32)	$(0.28)	$1.57	$1.29
Diluted	(1.31)	0.99	(0.32)	(0.28)	1.57	1.29

(1) For the twelve months of fiscal 2019, business optimization expenses include $3.2 million ($2.5 million after tax) of non-cash charges related to accelerated depreciation, and $41.9 million ($32.1 million after tax) of cash charges related primarily to activities associated with the upgrade to the Company's ERP system, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized bad debt expense of $4.1 million ($3.1 million after tax) after a major retailer announced that it had filed for bankruptcy protection. The Company recognized $2.0 million ($1.5 million after tax) for amounts accrued related to a litigation settlement and $0.6 million ($0.4 million after tax) related to acquisition integration activities. Interest expense includes $0.2 million ($0.2 million after tax) for premiums paid to repurchase senior notes. Other income includes a $0.5 million ($0.3 million after tax) pension settlement charge. Tax expense includes a $1.0 million charge associated with the Tax Cuts and Jobs Act of 2017 to record the impact of the inclusion of foreign earnings.
(2) For the twelve months of fiscal 2018, business optimization expenses include $4.8 million ($3.4 million after tax) of non-cash charges related primarily to plant & equipment impairment and accelerated depreciation, and $16.1 million ($11.4 million after tax) of cash charges related primarily to employee termination benefits, lease terminations, professional services and plant rearrangement activities. ESG&A includes $41.2 million ($29.6 million after tax) of non-cash charges related to the pension settlement. Tax expense also includes a $21.1 million charge associated with the Tax Cuts and Jobs Act of 2017 comprised of $13.8 million to revalue deferred tax assets and liabilities and $7.3 million to record the impact of the inclusion of foreign earnings. The company recognized in interest expense $2.2 million ($1.6 million after tax) for premiums paid to repurchase senior notes after receiving unsolicited offers from bondholders.
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
(4) The Company defines segment income (loss) as income from operations plus equity in earnings of unconsolidated affiliates. For all periods presented, equity in earnings of unconsolidated affiliates is included in segment income (loss).
Net Sales

Fiscal 2019 net sales were $1.84 billion, down $44.7 million or 2.4% from $1.88 billion for fiscal 2018 primarily due to unusually dry weather conditions in Australia and Europe, lower storm generator sales and lower service parts sales, and near-term disruption caused by channel partner transitions, including the bankruptcy of a major North American retailer. Sales of commercial engines and products increased approximately 13% for the fiscal year.
Engines segment net sales for fiscal 2019 were $988.7 million, which was $77.6 million or 7.3% lower than the prior year. Sales in fiscal 2019 were lower than in the prior year primarily due to lower shipments of consumer engines in Europe and Australia due to unfavorable weather conditions. Service parts sales declined year over year, both in North America and Europe, largely due to throughput inefficiencies. Partially offsetting the decrease were higher sales of Vanguard commercial engines.
Products segment net sales for fiscal 2019 were $932.1 million, an increase of $28.1 million or 3.1% from the prior year. Net sales increased primarily due to higher sales of commercial lawn and garden and job site equipment, as well as increased sales of pressure washers. Partially offsetting the increase was a decrease in shipments related to less hurricane activity in fiscal 2019 compared to fiscal 2018.
Gross Profit Percentage

The consolidated gross profit percentage was 16.4% in fiscal 2019, a decrease of 480 basis points from fiscal 2018.

Included in consolidated gross profit for fiscal 2019 were pre-tax charges of $9.9 million related to the business optimization program and $2.0 million related to a product liability ligation settlement. Of these charges, $9.2 million was recorded in the Products segment, and $2.7 million was recorded in the Engines segment.
The Engines segment gross profit percentage for fiscal 2019 was 19.5%, which was lower than the 23.7% in fiscal 2018. Adjusted gross profit percentage decreased 420 basis points compared to last year due to inefficiencies, a reduction in manufacturing volume, and unfavorable sales mix. Inefficiencies from start-up activities related to the Company’s ERP upgrade and the on-shoring of Vanguard engines which led to elevated supply chain and labor costs to ensure timely delivery of Vanguard engines and to improve the throughput of service parts.
The Products segment gross profit percentage for fiscal 2019 was 14.6%, which was lower than the 16.0% in fiscal 2018. Adjusted gross profit percentage decreased 380 basis points year over year due to unfavorable sales mix, manufacturing inefficiencies and increased material and tariff costs net of price increases. Sales mix was predominantly driven by lower sales of storm generators and shifts within the pressure washer and lawn tractor categories towards more entry level models. Improvements to inefficiencies from start-up activities related to the business optimization program were hampered by labor availability challenges.
Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses were $349.3 million in fiscal 2019, a decrease of $25.9 million or 6.9% from fiscal 2018.

Included in engineering, selling, general and administrative expenses for fiscal 2019 were pre-tax charges of $36.8 million related to the business optimization program, bad debt expense due to a major retailer bankruptcy, and pension settlement charges. Of these charges, $13.4 million was recorded in the Products segment, and $23.4 million was recorded in the Engines segment.

Included in engineering, selling, general and administrative expenses for fiscal 2018 were pre-tax charges of $52.4 million related to the business optimization program and pension settlement charges. Of these charges, $4.3 million was recorded in the Products segment for the business optimization program, and $48.1 million was recorded in the Engines segment for the business optimization program and pension settlement.

The Engines segment engineering, selling, general and administrative expenses were $213.6 million in fiscal 2019, or $34.7 million lower compared to fiscal 2018, primarily due to a $41.2 million pension settlement charge in the prior year. Adjusted engineering, selling, general and administrative expenses were $10.0 million lower than fiscal 2018, primarily due to reduced employee compensation costs.
The Products segment engineering, selling, general and administrative expenses were $135.7 million in fiscal 2019, an increase of $8.7 million from fiscal 2018. Adjusted engineering, selling, general and administrative expenses were $0.4 million lower than fiscal 2018.
Interest Expense
Interest expense for fiscal 2018 was $29.2 million, which was $3.9 million higher than fiscal 2018 due to increased average net borrowings and higher interest rates.
Provision for Income Taxes
On December 22, 2017, the U.S. government enacted significant tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). As a result of the Tax Act, the Company was subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and is subject to a U.S. federal statutory corporate income tax rate of 21% in the fiscal year ending June 30, 2019 and future fiscal years. Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have favorable impact on its future consolidated tax expense and operating cash flows.
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

As of June 30, 2019, the Company has analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation in regards to its permanent reinvestment assertion. During fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $33 million of its foreign earnings and made distributions from its foreign earnings related to the assertion removal of approximately $18 million. The Company repatriated the additional $15 million of foreign earnings in the second quarter of fiscal 2019. During the second quarter of fiscal 2019, the Company has also removed its permanent reinvestment assertion on an additional approximately $21.6 million of its accumulated offshore earnings. This resulted in an estimated tax expense of $1.0 million. The Company has recorded the tax effects of the distributions and planned repatriations in its financial statements, including withholding taxes and currency gain and loss. For the remainder of its foreign earnings, the Company has not changed its prior assertion. Accordingly, deferred taxes attributable to its investments in its foreign subsidiaries have not yet been recorded.
The Tax Act also established new tax laws that came into effect for the Company in fiscal year 2019, including the creation of a new provision designed to tax global intangible low-taxed income (GILTI), which allows for the possibility of using foreign tax credits (FTCs), a deduction of up to 50 percent to offset the income tax liability, and a deduction for foreign derived intangible income (FDII) subject to certain limitations, along with the base erosion anti-abuse tax (BEAT) and the limitation on deductibility of interest expense in the US. For fiscal year 2019, the Company is estimating no current income tax impact from the new GILTI, FDII, or BEAT provisions. The Company incurred approximately $40 million in nondeductible interest expense during fiscal year 2019, resulting in a deferred tax asset of approximately $9.8 million with an unlimited carryforward period. Realization of the deferred tax asset is contingent upon generating sufficient taxable income.
Business Optimization Program
The Company made significant progress on implementing its previously announced business optimization program in fiscal 2019. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, expanding Ferris commercial mower production capacity into a new, modern facility which is located close to the current manufacturing facility in New York, and the implementation of an ERP upgrade. The Company went live with the ERP upgrade at the beginning of the first quarter of fiscal 2019.
Production of Vanguard engines in the Company’s U.S. plants began in the fourth quarter of fiscal 2018 and additional lines were phased in by the end of the fourth quarter of fiscal 2019. Previously, the majority of Vanguard engines were sourced from overseas. Production of Ferris commercial mowers began in the new facility in the fourth quarter of fiscal 2018 and all remaining production was transitioned in the third quarter of fiscal 2019.
During fiscal 2019, the Company recorded business optimization charges of $45.0 million ($34.5 million after tax or $0.81 per diluted share). Remaining program costs to be incurred in fiscal 2020 are expected to be $5 million. The business optimization program is expected to generate pre-tax savings of $35 million to $40 million of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates the future annual savings will be achieved by fiscal 2022.

FISCAL 2018 COMPARED TO FISCAL 2017
The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization charges, pension settlement charges, charges as a result of the implementation of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), and senior note repurchase premiums (in thousands, except per share data):

	For the fiscal year ended June
	2018 Reported	Adjustments(1)	2018 Adjusted(2)	2017 Reported	Adjustments(1)	2017 Adjusted(2)
Gross Profit:
Engines	$252,645	$2,854	$255,499	$262,036	$—	$262,036
Products	144,933	3,775	148,708	121,141	—	121,141
Inter-Segment Eliminations	504	—	504	652	—	652
Total	$398,082	$6,628	$404,710	$383,829	$—	$383,829

Engineering, Selling, General and Administrative Expenses:
Engines	$248,286	$48,096	$200,190	$187,020	$—	$187,020
Products	126,944	4,339	122,605	113,042	—	113,042
Total	$375,230	$52,435	$322,796	$300,062	$—	$300,062

Equity in Earnings of Unconsolidated Affiliates
Engines	$5,234	$2,964	$8,198	$6,625	$—	$6,625
Products	4,023	—	4,023	4,431	—	4,431
Total	$9,257	$2,964	$12,221	$11,056	$—	$11,056

Segment Income (3):
Engines	$9,593	$53,913	$63,506	$81,641	$—	$81,641
Products	22,012	8,113	30,125	12,530	—	12,530
Inter-Segment Eliminations	504	—	504	652	—	652
Total	$32,109	$62,026	$94,135	$94,823	$—	$94,823

Interest Expense	$(25,320)	$2,228	$(23,092)	$(20,293)	$—	$(20,293)

Income Before Income Taxes	11,101	64,254	75,355	79,661	—	79,661
Provision (Credit) for Income Taxes	22,421	(2,836)	19,585	23,011	—	23,011
Net Income (Loss)	$(11,320)	$67,090	$55,770	$56,650	$—	$56,650

Earnings (Loss) Per Share
Basic	$(0.28)	$1.57	$1.29	$1.31	$—	$1.31
Diluted	(0.28)	1.57	1.29	1.31	—	1.31

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

Engineering, Selling, General and Administrative Expenses
Engineering, selling, general and administrative expenses were $375.2 million in fiscal 2018, an increase of $75.2 million or 25.1% from fiscal 2017.

Included in engineering, selling, general and administrative expenses for fiscal 2018 were pre-tax charges of $52.4 million related to the business optimization program and pension settlement charges. Of these charges, $4.3 million was recorded in the Products segment for the business optimization program, and $48.1 million was recorded in the Engines segment for the business optimization program and pension settlement.

The Engines segment engineering, selling, general and administrative expenses were $248.3 million in fiscal 2018, or $61.3 million higher compared to fiscal 2017, primarily due to a $41.2 million pension settlement charge and $6.9 million of business optimization program charges in fiscal 2018. Adjusted engineering, selling, general and administrative expenses (which only included adjustments in the current year) were $14.6 million higher than fiscal 2017, primarily due to $2.9 million of higher spending related to the ERP upgrade, higher marketing costs, and funding growth initiatives.
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
Provision for Income Taxes
On December 22, 2017, the U.S. government enacted significant tax legislation commonly referred to as the Tax Act. As a result of the Tax Act, the Company was subject to a U.S. federal statutory corporate income tax rate of 28% for the fiscal year ending July 1, 2018 and a U.S. federal statutory corporate income tax rate of 21% in future fiscal years. Overall, the Company anticipates the decrease in the U.S. federal statutory rate resulting from the enactment of the Tax Act will have favorable impact on its future consolidated tax expense and operating cash flows.
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
The Company was also in the process of evaluating its permanent reinvestment assertions since the Tax Act may provide opportunity to repatriate overseas cash to the U.S. at a lower tax cost. There is a dividends received deduction available for certain foreign distributions under the Tax Act, but certain foreign earnings remain subject to withholding taxes upon repatriation. As of July 1, 2018, the Company had analyzed its global working capital and cash requirements and the potential tax liabilities attributable to repatriation of its foreign earnings. In the second quarter of fiscal 2018, the Company removed its permanent reinvestment assertion on approximately $25 million of its foreign earnings. During the third quarter of fiscal 2018, the Company made distributions from its foreign earnings related to the assertion removal in the second quarter of approximately $18 million. The Company recorded the estimated tax impact in its financial statements and continues to evaluate its cash needs and strategic opportunities to repatriate cash.
Business Optimization Program

For fiscal 2018, the Company recorded business optimization charges of $20.9 million ($14.8 million after tax or $0.34 per diluted share).
Liquidity and Capital Resources
FISCAL YEARS 2019, 2018 AND 2017
Cash flows provided by (used in) operating activities for fiscal 2019 were ($35) million compared to $93 million in fiscal 2018. The decrease in cash provided by operating activities was primarily related to elevated inventory balances and the increased net loss as compared to prior year. Partially offsetting the decrease is elevated accounts payable balances and lower pension plan contributions.
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
Net cash used in investing activities was $61 million, $104 million, and $79 million in fiscal 2019, 2018 and 2017, respectively. These cash flows include capital expenditures of $53 million, $103 million, and $83 million in fiscal 2019, 2018 and 2017, respectively. The capital expenditures in fiscal 2018 related primarily to investment in the business optimization program, and the decrease in fiscal 2019 represents a return to normalized levels.
Net cash provided by (used in) financing activities was $78 million, $0.4 million, and ($39) million, in fiscal 2019, 2018 and 2017, respectively. In fiscal 2019, the Company repurchased treasury stock at a total cost of $12 million compared to $10 million and $20 million of stock repurchases in fiscal 2018 and 2017, respectively. The Company paid cash dividends on its common stock of $18 million in fiscal 2019, and $24 million in each of fiscal 2018 and 2017. In fiscal 2019, cash used for financing activities was offset by cash provided by net revolver borrowings of $160 million, compared to $48 million in 2018 and $0 million in 2017.
As of June 30, 2019, approximately $27 million of the Company's $30 million of cash and cash equivalents was held in non-U.S. subsidiaries.
Future Liquidity and Capital Resources
On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2019 and 2018, the Company repurchased $5 million and $22 million, respectively, of the Senior Notes after receiving unsolicited offers from bondholders. There were no repurchases in fiscal 2017.
On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company's $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. There were $160 million of borrowings under the Revolver as of June, 30 2019 and $48 million of borrowings as of July 1, 2018.
The Senior Notes and the Revolver contain restrictive covenants. These covenants include restrictions on the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, incur indebtedness, create liens, consolidate, merge and dispose of assets, and enter into transactions with affiliates. The Revolver contains financial covenants that require the Company to maintain a minimum interest coverage ratio of 3.0 to 1.0 and impose on the Company a maximum average leverage ratio of 3.5 to 1.0. The Senior Notes contain a financial covenant that requires the Company to maintain a minimum fixed charge coverage ratio of 2.0 to 1.0, as defined by the indenture. As of June 30, 2019, the Company's interest coverage ratio, average leverage ratio, and fixed charge coverage ratio were 3.57, 4.10, and 2.19, respectively.

On August 13, 2019, the Company entered into a consent memorandum pursuant to its revolving multicurrency credit agreement. Pursuant to the consent memorandum, the average leverage ratio covenant will not be tested for the computation period ended June 30, 2019 (the “Specified Computation Period”) and no failure (or anticipated failure) by the Company to comply with associated restrictions for the specified computation period will constitute (or be deemed to have constituted) a default or an event of default under the credit agreement.  Additionally, no default shall be deemed to exist under the Credit Agreement for any anticipated failure by the Company to comply with such restrictions for the computation period ending on or about September 30, 2019. The Company was in compliance with all other financial covenants of the credit agreement as of June 30, 2019, and the failure or anticipated failure to comply with the average leverage ratio under the Credit Agreement is not considered to be a cross default for purposes of the Company’s Senior Notes.
The Company is in the process of refinancing its revolving credit agreement. The new revolving credit facility, which would be secured by certain of the Company's working capital and other assets, is planned to have a larger borrowing capacity that would allow the Company to retire the outstanding Senior Notes.
Although the Company is in the process of refinancing the revolving credit agreement which, among other things, reduces the risk of potential violations of the covenant in the future, the Company cannot guarantee that it will be able to refinance the revolving credit agreement with acceptable terms.
On April 21, 2016, the Board of Directors authorized $50 million in funds for use in the common share repurchase program which expired on June 29, 2018. On April 25, 2018, the Board of Directors authorized an additional $50 million in funds for use in the common share repurchase program expiring June 30, 2020. As of June 30, 2019, the total remaining authorization was $38 million. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2019, the Company repurchased 725,321 shares on the open market at a total cost of $11.9 million, or $16.46 per share. There were 467,183 shares repurchased in fiscal 2018 at a total cost of $10.3 million, or $22.07 per share.
On August 15, 2019, the first quarter fiscal 2020 dividend of $0.05 per share was announced, which is reduced compared to $0.14 per share paid in the past several quarters.
The Company expects capital expenditures to be approximately $55 million in fiscal 2020. These anticipated expenditures reflect the continued reinvestment in efficient equipment and innovative new products.
During fiscal 2018, the Company made $30 million in voluntary cash contributions to the qualified pension plan. The Company made no contributions in fiscal 2019 to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2020, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
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
Contractual Obligations
A summary of the Company’s expected payments for significant contractual obligations as of June 30, 2019 is as follows (in thousands):

	Total	Fiscal 2020	Fiscal 2021-2022	Fiscal 2023-2024	Thereafter
Long-Term Debt	$195,464	$—	$195,464	$—	$—
Interest on Long-Term Debt	20,157	13,438	6,719	—	—
Revolving Credit Facility	160,540	—	160,540	—	—
Operating Leases	146,915	20,453	32,963	19,860	73,639
Purchase Obligations	57,869	57,869		—	—
Other Liabilities (a)	128,000	—	34,000	53,000	41,000
	$708,945	$91,760	$429,686	$72,860	$114,639
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
The Company performed the annual impairment test on all of its reporting units as of June 30, 2019. A quantitative test indicated that the estimated fair value of the Engines reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed. At June 30, 2019, the Engines reporting unit had $137.1 million of goodwill. The Company also performed a quantitative impairment test over its Products reportable segment, which consists of three reporting units, specifically Turf & Consumer, Standby Generators, and Job Site reporting units. The Standby Generators reporting unit does not have goodwill. The impairment testing performed by the Company at June 30, 2019 indicated that the estimated fair value of the Turf & Consumer reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed. At June 30, 2019, the Turf & Consumer reporting unit had $20.1 million of goodwill. The impairment testing performed by the Company at June 30, 2019 indicated that the estimated fair value of the Job Site reporting unit exceeded its corresponding carrying amount, including recorded goodwill, and as such, no impairment existed. At June 30, 2019, the Job Site reporting unit had $12.0 million of goodwill.
The Company utilizes the discounted cash flow method under the income approach to estimate the fair value of our reporting units. Some of the significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each reporting unit (including net sales, operating income margin, and working capital) and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. The Company selected assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, management’s plans, and guideline companies. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation.
The Jobsite reporting unit fair value exceeded the carrying value by less than 10% as of the latest 2019 impairment testing date. The discount rate the Company used to determine the fair value was 14.3%. The Turf & Consumer reporting unit fair value exceeded the carrying value by more than 10% but less than 20% as of the latest 2019 impairment testing date. The discount rate the Company used to determine the fair value was 14.2%.The Engines reporting unit fair value exceeded the carrying value by more than 20% as of the latest 2019 impairment testing date. The discount rate the Company used to determine the fair value was 14.9%.
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
As discussed in Note 7 to the consolidated financial statements, the Company performed the annual impairment test on its indefinite-lived intangible assets as of June 30, 2019 and determined that no indefinite-lived intangible asset impairment existed. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation.
Definite-lived intangible assets consist primarily of customer relationships and patents. These definite-lived intangible assets are amortized over their estimated useful lives and are subject to impairment testing if events or changes in circumstances indicate that an asset may be impaired.
Pension and Other Postretirement Plans
The pension benefit obligation and related pension expense or income are impacted by certain actuarial assumptions, including the discount rate, mortality tables, and the expected rate of return on plan assets. These rates are evaluated on an annual basis considering such factors as market interest rates and historical asset performance. Actuarial valuations at June 30, 2019 used a discount rate of 3.60% and the determination of fiscal 2019 expense used an expected rate of return on plan assets of 7.05%. The discount rate was selected using a methodology that matches plan cash flows with a selection of Standard and Poor’s AA or higher rated bonds, resulting in a discount rate that better matches a bond yield curve with comparable cash flows. A 0.25% decrease in the discount rate would decrease annual pension service and interest costs by approximately $1.6 million. A 0.25% decrease in the expected return on plan assets would increase annual pension service and interest costs by approximately $2.2 million. In estimating the expected return on plan assets, the Company considers the historical returns on plan assets, adjusted for forward looking considerations, including inflation assumptions and active management of the plan’s invested assets, knowing that investment performance has been in the top decile compared to other plans. Changes in the discount rate, mortality tables, and return on assets can have a significant effect on the funded status of the pension plans, shareholders' investment and related expense. The Company cannot predict these changes in discount rates or investment returns and, therefore, cannot reasonably estimate whether the impact in subsequent years will be significant.
The funded status of the Company’s pension plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits expected to be earned by the employees’ service adjusted for future potential wage increases. At June 30, 2019 and July 1, 2018, the fair value of plan assets was less than the projected benefit obligation by approximately $225 million and $193 million, respectively.
During fiscal 2019, the Company made no voluntary cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2020, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
During the fourth quarter of fiscal 2018, the Company annuitized a portion of the qualified pension plan obligation which removed approximately $100 million of pension benefit obligation and offsetting assets. This transaction resulted in a non-cash pre-tax charge of $41.2 million ($29.6 million after tax) during 2018.
In 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S. non-bargaining employees. The amendment froze accruals for all non-bargaining employees effective December 31, 2013.

The other postretirement benefits obligation and related expense or income are impacted by certain actuarial assumptions, including the health care trend rate. An increase of one percentage point in health care costs would increase the accumulated postretirement benefit obligation by $0.8 million and would increase the service and interest cost by $41 thousand. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $0.8 million and decrease the service and interest cost by $46 thousand.
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
New Accounting Pronouncements
Refer to Note 3 of the Notes to the Consolidated Financial Statements.
Other Matters
Labor Agreements
The Company has collective bargaining agreements with its unions. These collective bargaining agreements cover approximately 10% of the total employees as of June 30, 2019. The Labor Agreement with United Steelworkers Local 2-232 expired on July 31, 2017. The Company and the union have met and the Company implemented its final offer to the Union on June 14, 2018, but remains hopeful that the parties will continue to work together to reach a new agreement. This agreement covers 557 hourly employees in the Wauwatosa, Germantown and Menomonee Falls, Wisconsin facilities. The Company has another collective bargaining agreement with its remaining union workforce in Georgia, which expires during calendar 2020, however, it is anticipated that location will be closing in December 2019. At the present time the Company does not anticipate a work stoppage.
Emissions
The United States Environmental Protection Agency (EPA) has adopted multiple stages of emission regulations for small air cooled engines. The Company currently has a full product offering that complies with the standards in those regulations.

Canada has adopted updated regulations aligning its requirements to US EPA Phase 3, fully taking effect January 1, 2019 for Briggs & Stratton. The Company does not anticipate that compliance with these revisions will have a material adverse effect on its financial position or operations, as they are substantially similar to the existing EPA standards.

The California Air Resources Board (CARB) made revisions to its existing evaporative emission regulations for small off road engines. The Company does not anticipate that compliance with these revisions will have a material adverse effect on its financial position or operations. CARB has also announced that it will develop a Tier IV plan which contemplates changing the emission regulations for all mobile sources, however no date of implementation or expectation of emission reductions has been formally announced.

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

Australia adopted emission regulations aligning requirements with EU Stage II, EU Stage V and EPA Phase 3 requirements beginning July 1, 2018.The Company does not anticipate that compliance with these regulations will have a material adverse effect on its financial position or operations as they are substantially similar to EPA standards.

China announced that it will be adopting exhaust and evaporative emission regulations for small air cooled engines that align with the EPA's Phase 3 standards to be effective in 2020. The Company does not anticipate that compliance with these standards will have a material adverse effect on its financial position or operations as they are expected to be substantially similar to the EU Stage V standards.

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
At June 30, 2019, the Company had the following forward foreign exchange contracts outstanding with the notional value shown in local currency and the fair value and fair value (gains) losses shown in U.S. dollars (in thousands):

Hedge Currency	Notional Value	Fair Value	Conversion Currency	(Gain) Loss at Fair Value
Australian Dollar	17,611	$12,329	U.S.	$(331)
Brazilian Real	13,436	$3,461	U.S.	$30
Canadian Dollar	14,610	$11,171	U.S.	$88
Chinese Renminbi	70,555	$10,267	U.S.	$(113)
Euro	2,750	$3,161	U.S.	$(151)
Amounts invested in the Company's non-U.S. subsidiaries and joint ventures are translated into U.S. dollars at the exchange rates in effect at fiscal year-end. The resulting cumulative translation adjustments are recorded in Shareholders’ Investment as Accumulated Other Comprehensive Income (Loss). The cumulative translation adjustments component of Shareholders’ Investment increased by $2.8 million during fiscal 2019. Using the year-end exchange rates, the total amount invested in non-U.S. subsidiaries on June 30, 2019 was approximately $261.3 million.
Commodity Prices
The Company is exposed to fluctuating market prices for commodities, including steel, natural gas, and aluminum. The Company has established programs to manage commodity price fluctuations through financial and physical contracts. The maturities of these contracts coincide with the expected usage of the commodities for periods up to the next thirty-six months.

At June 30, 2019 the Company had the following outstanding commodity derivative contracts with the fair value (gains) losses shown (in thousands):

Hedge Commodity	Notional Value	Fair Value	(Gain) Loss at Fair Value
Natural Gas (Therms)	7,627	$2,121	$191
Interest Rates
The Company is exposed to interest rate fluctuations on its borrowings, depending on general economic conditions. On June 30, 2019, long-term loans consisted of the following (in thousands):

Description	Amount	Maturity	Interest Rate
6.875% Senior Notes	$195,464	December 2020	6.875%
The Senior Notes carry a fixed rate of interest and are therefore not subject to market fluctuation.
The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through third party financing sources. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 2.83% for a notional principal amount of $110 million with expiration dates ranging from July 2021 to June 2024.
In the second quarter of fiscal 2019, the Company began entering into interest rate swaps to manage a portion of its interest rate risk from anticipated floating rate, LIBOR based indebtedness, exclusive of lender spreads, ranging from 2.47% to 3.13%. The swaps are designated as cash flow hedges, in an aggregate amount of $120 million, with termination dates between June 2023 and December 2029.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets

AS OF JUNE 30, 2019 AND JULY 1, 2018
(in thousands)

ASSETS	2019	2018
CURRENT ASSETS:
Cash and Cash Equivalents	$29,569	$44,923
Receivables, Less Reserves of $7,043 and $2,608, Respectively	198,498	182,801
Inventories:
Finished Products	344,277	290,108
Work in Process	145,182	111,409
Raw Materials	12,547	10,314
Total Inventories	502,006	411,831
Prepaid Expenses and Other Current Assets	32,404	39,651
Total Current Assets	762,477	679,206
GOODWILL	169,682	163,200
INVESTMENTS	49,641	50,960
OTHER INTANGIBLE ASSETS, Net	96,738	95,864
LONG-TERM DEFERRED INCOME TAX ASSET	43,172	12,149
OTHER LONG-TERM ASSETS, Net	18,676	20,507
PLANT AND EQUIPMENT:
Land and Land Improvements	15,210	15,188
Buildings	137,704	134,896
Machinery and Equipment	1,031,523	879,535
Construction in Progress	35,902	145,546
	1,220,339	1,175,165
Less - Accumulated Depreciation	809,294	753,085
Total Plant and Equipment, Net	411,045	422,080
	$1,551,431	$1,443,966

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

AS OF JUNE 30, 2019 AND JULY 1, 2018
(in thousands, except per share data)

LIABILITIES AND SHAREHOLDERS’ INVESTMENT	2019	2018
CURRENT LIABILITIES:
Accounts Payable	$287,620	$204,173
Short-Term Debt	160,540	48,036
Accrued Liabilities:
Wages and Salaries	24,781	41,136
Warranty	28,030	29,546
Accrued Postretirement Health Care Obligation	6,760	8,418
Other	70,014	52,797
Total Accrued Liabilities	129,585	131,897
Total Current Liabilities	577,745	384,106
ACCRUED PENSION COST	221,033	189,872
ACCRUED EMPLOYEE BENEFITS	21,311	20,196
ACCRUED POSTRETIREMENT HEALTH CARE OBLIGATION	25,929	30,186
ACCRUED WARRANTY	19,572	15,781
OTHER LONG-TERM LIABILITIES	44,152	33,447
LONG-TERM DEBT	194,969	199,954
COMMITMENTS AND CONTINGENCIES (Note 13)
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 Shares $.01 Par Value, Issued 57,854 Shares	579	579
Additional Paid-In Capital	78,902	76,408
Retained Earnings	993,873	1,071,480
Accumulated Other Comprehensive Loss	(292,550)	(252,272)
Treasury Stock at Cost, 15,796 and 15,237 Shares, Respectively	(334,084)	(325,771)
Total Shareholders’ Investment	446,720	570,424
	$1,551,431	$1,443,966

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Operations

FOR THE FISCAL YEARS ENDED JUNE 30, 2019, JULY 1, 2018 AND JULY 2, 2017
(in thousands, except per share data)

	2019	2018	2017
NET SALES	$1,836,605	$1,881,294	$1,786,103
COST OF GOODS SOLD	1,535,554	1,483,212	1,402,274
Gross Profit	301,051	398,082	383,829
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	349,276	375,230	300,062
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	9,029	9,257	11,056
Income (Loss) from Operations	(39,196)	32,109	94,823
INTEREST EXPENSE	(29,242)	(25,320)	(20,293)
OTHER INCOME, Net	340	4,312	5,131
Income (Loss) Before Income Taxes	(68,098)	11,101	79,661
PROVISION (CREDIT) FOR INCOME TAXES	(14,015)	22,421	23,011
NET INCOME (LOSS)	$(54,083)	$(11,320)	$56,650

EARNINGS (LOSS) PER SHARE
Basic	$(1.31)	$(0.28)	$1.31
Diluted	$(1.31)	$(0.28)	$1.31

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	41,647	42,068	42,178
Diluted	41,647	42,068	42,263

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Comprehensive Income (Loss)

FOR THE FISCAL YEARS ENDED JUNE 30, 2019, JULY 1, 2018 AND JULY 2, 2017
(in thousands)

	2019	2018	2017
Net Income (Loss)	$(54,083)	$(11,320)	$56,650
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(2,839)	(4,184)	(881)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax Provision (Benefit) of ($4,279), $2,552, and $886, respectively	(13,552)	6,562	1,476
Unrecognized Pension & Postretirement Obligation, Net of Tax Provision (Benefit) of ($7,543), $17,646, and $22,697, respectively	(23,887)	45,376	37,829
Other Comprehensive Income (Loss)	(40,278)	47,754	38,424
Total Comprehensive Income (Loss)	$(94,361)	$36,434	$95,074

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Shareholders’ Investment

FOR THE FISCAL YEARS ENDED JUNE 30, 2019, JULY 1, 2018 AND JULY 2, 2017
(in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Com- prehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JULY 3, 2016	$579	$72,020	$1,074,437	$(338,450)	$(314,960)	493,626
Net Income	—	—	56,650	—	—	56,650
Total Other Comprehensive Income, Net of Tax	—	—	—	38,424	—	38,424
Cash Dividends Paid ($0.54 per share)	—	—	(24,054)	—	—	(24,054)
Stock Option Activity, Net of Tax	—	(1,628)	—	—	8,551	6,923
Restricted Stock	—	(3,439)	—	—	2,506	(933)
Amortization of Unearned Compensation	—	3,336	—	—	—	3,336
Deferred Stock	—	(655)	—	—	1,675	1,020
Deferred Stock - Directors (1)	—	3,928	—	—	94	4,022
Treasury Stock Purchases	—	—	—	—	(19,680)	(19,680)
BALANCES, JULY 2, 2017	$579	$73,562	$1,107,033	$(300,026)	$(321,814)	$559,334
Net Loss	—	—	(11,320)	—	—	(11,320)
Total Other Comprehensive Income, Net of Tax	—	—		47,754	—	47,754
Cash Dividends Paid ($0.56 per share)	—	—	(23,951)	—	—	(23,951)
Stock Option Activity, Net of Tax	—	1,889	—	—	3,943	5,832
Restricted Stock	—	(3,119)	—	—	1,763	(1,356)
Amortization of Unearned Compensation	—	3,770	—	—	—	3,770
Deferred Stock	—	(489)	—	—	649	160
Deferred Stock - Directors	—	795	(282)	—	—	513
Treasury Stock Purchases	—	—		—	(10,312)	(10,312)
BALANCES, JULY 1, 2018	$579	$76,408	$1,071,480	$(252,272)	$(325,771)	$570,424
Net Loss	—	—	(54,083)		—	(54,083)
Total Other Comprehensive Loss, Net of Tax	—	—		(40,278)	—	(40,278)
Cash Dividends Declared ($0.56 per share)	—	—	(23,304)	—	—	(23,304)
Stock Option Activity, Net of Tax	—	1,932	—	—	1,862	3,794
Restricted Stock	—	(2,871)	—	—	389	(2,482)
Amortization of Unearned Compensation	—	3,029	—	—	—	3,029
Deferred Stock	—	(403)	—	—	520	117
Deferred Stock - Directors	—	807	(220)	—	853	1,440
Treasury Stock Purchases	—	—		—	(11,937)	(11,937)
BALANCES, JUNE 30, 2019	$579	$78,902	$993,873	$(292,550)	$(334,084)	$446,720
(1) See Note 14 for additional discussion.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Consolidated Statements of Cash Flows

FOR THE FISCAL YEARS ENDED JUNE 30, 2019, JULY 1, 2018 AND JULY 2, 2017
(in thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(54,083)	$(11,320)	$56,650
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	64,200	58,258	56,183
Stock Compensation Expense	7,180	6,675	4,923
Pension Settlement Expense	521	41,157	—
Equity in Earnings of Unconsolidated Affiliates	(12,142)	(12,230)	(11,056)
Dividends Received from Unconsolidated Affiliates	11,359	10,911	9,067
Loss on Disposition of Plant and Equipment	551	1,915	857
Provision for Deferred Income Taxes	(17,949)	35,351	10,316
Cash Contributions to Qualified Pension Plans	—	(30,000)	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(15,910)	47,180	(41,655)
Inventories	(91,171)	(37,446)	11,204
Other Current Assets	(1,304)	(4,759)	(1,759)
Accounts Payable, Accrued Liabilities and Income Taxes	80,717	(10,345)	8,152
Other, Net	(7,304)	(2,624)	(12,538)
Net Cash Provided by (Used in) Operating Activities	(35,335)	92,723	90,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(52,454)	(103,203)	(83,141)
Cash Paid for Acquisitions, Net of Cash Acquired	(8,866)	(1,800)	—
Proceeds Received on Disposition of Plant and Equipment	69	339	1,027
Proceeds on Sale of Investment in Marketable Securities	—	—	3,343
Net Cash Used in Investing Activities	(61,251)	(104,664)	(78,771)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Revolver	112,504	48,036	—
Long Term Note Payable	—	7,685	—
Repayments on Long-Term Debt	(5,424)	(22,261)	—
Debt Issuance Costs	—	(1,154)	—
Cash Dividends Paid	(17,781)	(23,951)	(24,054)
Stock Option Exercise Proceeds	1,823	3,772	7,770
Payment of Acquisition Contingent Liability	(925)	—	(1,625)
Payments Related to Shares Withheld for Taxes for Stock Compensation	(257)	(1,396)	(1,750)
Treasury Stock Purchases	(11,937)	(10,312)	(19,680)
Net Cash Provided by (Used in) Financing Activities	78,003	419	(39,339)
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(293)	(967)	(366)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,876)	(12,489)	(28,132)
CASH AND CASH EQUIVALENTS BEGINNING OF YEAR (1)	49,218	61,707	89,839
CASH AND CASH EQUIVALENTS END OF YEAR (2)	$30,342	$49,218	$61,707
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	$27,161	$24,075	$19,422
Income Taxes Paid	$3,309	$606	$4,683
(1) 1 Included within Beginning Cash, Cash Equivalents, and Restricted Cash is approximately $4.3 million and $0 of restricted cash as of July 1, 2018 and July 2, 2017, respectively.
(2) Included within Ending Cash, Cash Equivalents, and Restricted Cash is approximately $0.8 million and $4.3 million of restricted cash as of June 30, 2019 and July 1, 2018, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

Notes to Consolidated Financial Statements

 FOR THE FISCAL YEARS ENDED JUNE 30, 2019, JULY 1, 2018 AND JULY 2, 2017
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
(2) Summary of Significant Accounting Policies:
Fiscal Year: The Company’s fiscal year consists of 52 or 53 weeks, ending on the Sunday nearest the last day of June in each year. The 2019, 2018 and 2017 fiscal years were each 52 weeks long. All references to years relate to fiscal years rather than calendar years.
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
Inventories: Inventories are stated at cost, which does not exceed market. The last-in, first-out (LIFO) method was used for determining the cost of approximately 50% of total inventories at June 30, 2019 and 50% at July 1, 2018. The cost for the remaining inventories was determined using the first-in, first-out (FIFO) method. If the FIFO inventory valuation method had been used exclusively, inventories would have been $70.1 million and $65.4 million higher at the end of fiscal 2019 and 2018, respectively. The LIFO inventory adjustment was determined on an overall basis, and accordingly, each class of inventory reflects an allocation based on the FIFO amounts.
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
The Company performed the required impairment tests in fiscal 2019, 2018 and 2017. There were no goodwill impairment charges or other intangible asset impairment charges recorded in fiscal 2019, fiscal 2018 or fiscal 2017.

Investments: Investments represent the Company’s investments in unconsolidated affiliated companies.
Financial information of the unconsolidated affiliated companies are accounted for by the equity method, generally on a lag of one month or less. Combined results of operations of unconsolidated affiliated companies for the fiscal year (in thousands):

	2019	2018	2017
Results of Operations:
Sales	$311,373	$324,931	$321,938
Cost of Goods Sold	243,374	248,585	244,346
Gross Profit	$67,999	$76,346	$77,592
Net Income	$17,782	$22,158	$22,217

Combined balance sheets of unconsolidated affiliated companies as of fiscal year-end (in thousands):

	2019	2018
Financial Position:
Assets:
Current Assets	$147,702	$150,382
Noncurrent Assets	38,496	45,186
	186,198	195,568
Liabilities:
Current Liabilities	$55,533	$54,007
Noncurrent Liabilities	14,599	20,027
	70,132	74,034
Equity	$116,066	$121,534

Net sales to equity method investees were approximately $87.7 million, $107.2 million and $113.6 million in 2019, 2018 and 2017, respectively. Purchases of finished products from equity method investees were approximately $122.5 million, $115.5 million and $94.9 million in 2019, 2018 and 2017, respectively.

The Company uses the equity method to account for this investment, and the earnings of the unconsolidated affiliate are allocated between the Engines and Products segments. As of June 30, 2019 and July 1, 2018, the Company's total investment in the venture was $25.7 million and $25.2 million, respectively, and its ownership percentage was 38.0%. The Company's equity method investments also include entities that are suppliers for the Engines segment.

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

Approximately $0.8 million, $0.9 million, and $0.9 million of debt issuance costs and original issue discounts were amortized to interest expense in each of fiscal years 2019, 2018 and 2017, respectively.
Plant and Equipment and Depreciation: Plant and equipment are stated at historical cost. For financial reporting purposes, plant and equipment are depreciated primarily by the straight line method over the estimated useful lives of the assets which generally range from 3 to 15 years for software, from 20 to 40 years for land improvements, from 20 to 50 years for buildings, and 3 to 20 years for machinery and equipment. Expenditures for repairs and maintenance are charged to expense as incurred. Expenditures for major renewals and betterments, which significantly extend the useful lives of existing plant and equipment, are capitalized and depreciated. Upon retirement or disposition of plant and equipment, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in cost of goods sold or engineering, selling, general and administrative expenses.
Depreciation expense was approximately $59.8 million, $53.8 million and $51.9 million during fiscal years 2019, 2018 and 2017, respectively.
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

	2019	2018
Balance, Beginning of Period	$45,327	$43,108
Payments	(23,939)	(23,704)
Provision for Current Year Warranties	24,454	24,436
Changes in Estimates	1,760	1,487
Balance, End of Period	$47,602	$45,327

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
Research and Development Costs: Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred and recorded in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations. The amounts charged against income were $22.8 million, $23.6 million and $23.0 million in fiscal 2019, 2018 and 2017, respectively.
Advertising Costs: Advertising costs, included in engineering, selling, general and administrative expenses within the Consolidated Statements of Operations, are expensed as incurred. These expenses totaled $21.6 million in fiscal 2019, $19.8 million in fiscal 2018 and $19.0 million in fiscal 2017.

Shipping and Handling Fees: Revenue received from shipping and handling fees is reflected in net sales and related shipping costs are recorded in cost of goods sold. Shipping fee revenue for fiscal 2019, 2018 and 2017 was $5.6 million, $5.6 million and $5.0 million, respectively.
Foreign Currency Translation: Foreign currency balance sheet accounts are translated into dollars at the rates of exchange in effect at fiscal year-end. Income and expenses incurred in a foreign currency are translated at the average rates of exchange in effect during the year. The related translation adjustments are made directly to a separate component of Shareholders’ Investment. Foreign currency transaction gains and losses are included in the results of operations in the period incurred. The Company recorded pre-tax foreign currency transaction gains of $0.9 million, $0.6 million, and $0.8 million during fiscal 2019, 2018, and 2017, respectively.
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
Information on earnings (loss) per share is as follows (in thousands except per share data):

	Fiscal Year Ended
	June 30, 2019	July 1, 2018	July 2, 2017
Net Income (Loss)	$(54,083)	$(11,320)	$56,650
Less: Earnings Allocated to Participating Securities	(576)	(301)	(1,274)
Net Income (Loss) available to Common Shareholders	$(54,659)	$(11,621)	$55,376
Average Shares of Common Stock Outstanding	41,647	42,068	42,178
Incremental Common Shares Applicable to Common Stock Options and Performance Shares Based on the Common Stock Average Market Price During the Period	—	—	85
Shares Used in Calculating Diluted Earnings Per Share	41,647	42,068	42,263
Adjustment for Participating Securities	—	—	792
Diluted Average Shares, Including Participating Securities	41,647	42,068	43,055
Basic Earnings (Loss) Per Share	$(1.31)	$(0.28)	$1.31
Diluted Earnings (Loss) Per Share	$(1.31)	$(0.28)	$1.31

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

(3) New Accounting Pronouncements:

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective beginning fiscal year 2020. The Company has assessed the ASU and has determined that the Company will not make the permitted reclassification.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting and Hedging Activities. ASU No. 2017-12 better aligns a Company's risk management activities and financial reporting for hedging relationships, in addition to simplifying certain aspects of ASC Topic 815. The guidance is effective beginning fiscal year 2020, with early adoption permitted. The Company adopted this ASU prospectively effective July 1, 2019 and this standard will not have a material impact on the Company's Condensed Consolidated Financial Statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires an employer to disaggregate the service cost component from the other components of net periodic pension costs within the statement of income. The guidance is applied on a retrospective basis, and became effective for the Company in fiscal 2019.  Accordingly, the Company adopted this ASU effective July 2, 2018. Non-service cost components of net periodic pension costs in the amount of $2.0 million have been included in Other Income in the Statement of Operations for the twelve months ended June 30, 2019. Non-service cost components of net periodic pension costs in the amount of $1.1 million have been included in Other Income in the Statement of Operations for the twelve months ended July 1, 2018.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2021. Early adoption is permitted. The Company adopted this ASU prospectively effective July 1, 2019 and this standard will not have a material impact on the Company's Condensed Consolidated Financial Statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The guidance is effective beginning fiscal year 2020, with early adoption permitted. The Company's project plan involves identifying and implementing appropriate changes to its business processes, systems and controls as well as compiling and evaluating lease arrangements to support lease accounting and disclosures under Topic 842. As of June 30, 2019, and subject to the company’s ongoing evaluation of new lease contracts, the Company anticipates the adoption of this new standard will result in recognizing approximately $70 million to $85 million of right of use assets and lease obligation liabilities on the consolidated balance sheet. The standard will not have a significant impact on the Company's consolidated statements of income or the consolidated statements of cash flows. There will also be no impact on existing debt covenants.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to fulfill a contract. This guidance was effective beginning fiscal year 2019. The Company has adopted this ASU effective July 2, 2018 using the modified retrospective approach and this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements. Additional disclosures related to adoption of this ASU have been included at Note 4.

(4) Accumulated Other Comprehensive Income (Loss):
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Fiscal Year Ended June 30, 2019
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(28,928)	$6,486	$(229,830)	$(252,272)
Other Comprehensive Loss Before Reclassification	(2,839)	(14,842)	(45,678)	(63,359)
Income Tax Benefit	—	3,562	10,963	14,525
Net Other Comprehensive Loss Before Reclassifications	(2,839)	(11,280)	(34,715)	(48,834)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(1,713)	—	(1,713)
Realized (Gains) Losses - Commodity Contracts (1)	—	(149)	—	(149)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(1,127)	—	(1,127)
Amortization of Prior Service Costs (Credits) (2)	—	—	(550)	(550)
Amortization of Actuarial Losses (2)	—	—	14,797	14,797
Total Reclassifications Before Tax	—	(2,989)	14,247	11,258
Income Tax Expense (Benefit)	—	717	(3,419)	(2,702)
Net Reclassifications	—	(2,272)	10,828	8,556
Other Comprehensive Loss	(2,839)	(13,552)	(23,887)	(40,278)
Ending Balance	$(31,767)	$(7,066)	$(253,717)	$(292,550)
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

	Fiscal Year Ended July 2, 2017
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(23,863)	$(1,552)	$(313,035)	$(338,450)
Other Comprehensive Income (Loss) Before Reclassification	(881)	1,003	43,947	44,069
Income Tax Benefit (Expense)	—	(376)	(16,480)	(16,856)
Net Other Comprehensive Income (Loss) Before Reclassifications	(881)	627	27,467	27,213
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	357	—	357
Realized (Gains) Losses - Commodity Contracts (1)	—	258	—	258
Realized (Gains) Losses - Interest Rate Swaps (1)	—	743	—	743
Amortization of Prior Service Costs (Credits) (2)	—	—	(2,474)	(2,474)
Amortization of Actuarial Losses (2)	—	—	19,053	19,053
Plan Settlement (2)	—	—	—	—
Total Reclassifications Before Tax	—	1,358	16,579	17,937
Income Tax Expense (Benefit)	—	(509)	(6,217)	(6,726)
Net Reclassifications	—	849	10,362	11,211
Other Comprehensive Income (Loss)	(881)	1,476	37,829	38,424
Ending Balance	$(24,744)	$(76)	$(275,206)	$(300,026)
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

(5) Revenue

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
Nature of Revenue
The Company’s revenues primarily consist of sales of engines and products to its customers. The Company considers the purchase orders, which may also be governed by purchasing agreements, to be the contracts with customers. For each contract, the Company considers delivery of the engines and products to be the identified performance obligations. The following is a description of principal activities, separated by reportable segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 9.
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
The Products segment generates revenue through the sale of end user products through retail distribution, independent distributor and dealer networks, the mass retail channel, and the rental channel. These channels primarily serve commercial and residential end users. The sale of products to the various distribution networks represents a single performance obligation. Revenue is recognized at a point in time when the product is shipped as the products are not typically customized for each customer; therefore, there is an alternative use for such inventory. The amount of revenue recognized is adjusted for variable consideration such as tiered volume discounts, rebates, and floor plan interest. Revenue recognized is also adjusted based on an estimate of future returns.
Both the Engines and Products segments account for variable consideration and estimated returns according to the same accounting policies. The Company offers a variable discount if certain customers reach established volume goals in the form of tiered volume discounts. The Company applies the expected value approach to estimate the value of the discount which is then applied as a reduction to the transaction price. Included in net sales for the year ended June 30, 2019 were reductions for tiered volume discounts of $12.8 million. The Company offers rebates in the form of promotional allowances to incentivize certain customers to make purchases. The expected value approach is used to estimate the rebate value relative to these allowances which is then applied as a reduction of the transaction price. Included in net sales for the year ended June 30, 2019 were reductions for rebates of $7.7 million.
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for end users to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales for the year ended June 30, 2019 were financing costs, net of the related gain or loss on interest rate swaps, of $11.0 million.
The Company estimates the expected number of returns based on historical return rates and reduces revenue by the amount of expected returns.
The Company requires prepayment on sales in limited circumstances, but the contract liability related to prepayments is immaterial as of June 30, 2019 and represents less than 1% of total sales.
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
During year ended June 30, 2019, the Company recorded $4.1 million of bad debt expense related to a trade customer declaring bankruptcy.
Disaggregation of Revenue
In the following table, revenue is disaggregated by primary product application. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the year ended June 30, 2019, as follows (in thousands):

	Year Ended June 30, 2019
	Engines	Products	Eliminations	Total
Commercial	$206,992	$388,445	$(23,908)	$571,529
Residential	781,715	543,692	(60,331)	1,265,076
Total	$988,707	$932,137	$(84,239)	$1,836,605

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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and July 1, 2018 (in thousands):

		Fair Value Measurement Using
	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,564	$—	$1,564	$—
Liabilities:
Derivatives	$12,014	$—	$12,014	$—

		Fair Value Measurement Using
	July 1, 2018	Level 1	Level 2	Level 3
Assets:
Derivatives	$7,938	$—	$7,938	$—
Liabilities:
Derivatives	$231	$—	$231	$—

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
Fair Value of Financial Instruments:
The Company believes that the carrying values of cash and cash equivalents, trade receivables and accounts payable are reasonable estimates of their fair values at June 30, 2019 and July 1, 2018 due to the short-term nature of these instruments. The estimated fair value of the 6.875% Senior Notes due December 2020 is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy.
The estimated fair market values of the Company’s indebtedness is (in thousands):

	2019		2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
6.875% Senior Notes	$195,464	$203,593	$200,888	$214,000
Borrowings on Revolver	$160,540	$160,540	$48,036	$48,036

(7) Goodwill and Other Intangible Assets:
The changes in the carrying amount of goodwill by reportable segment for the fiscal years ended June 30, 2019 and July 1, 2018 are as follows (in thousands):

	Engines	Products	Total
Goodwill Balance at July 2, 2017	$138,074	$23,575	$161,649
Acquisitions	—	2,573	2,573
Effect of Translation	(682)	(340)	(1,022)
Goodwill Balance at July 1, 2018	$137,392	$25,808	$163,200
Acquisitions	—	6,786	6,786
Effect of Translation	(297)	(7)	(304)
Goodwill Balance at June 30, 2019	$137,095	$32,587	$169,682

At June 30, 2019, July 1, 2018 and July 2, 2017, accumulated goodwill impairment losses, as recorded in the Products segment, were $131.4 million respectively.
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
Some of the significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each reporting unit (including net sales, operating income margin, and working capital) and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. The Company selected assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, management’s plans, and guideline companies. The assumptions included in the impairment test require judgment, and changes to these inputs could impact the results of the calculation.
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

The Jobsite reporting unit fair value exceeded the carrying value by less than 10% as of the latest 2019 impairment testing date. The discount rate the Company used to determine the fair value was 14.3%. The Turf & Consumer reporting unit fair value exceeded the carrying value by more than 10% but less than 20% as of the latest 2019 impairment testing date. The discount rate the Company used to determine the fair value was 14.2%.The Engines reporting unit fair value exceeded the carrying value by more than 20% as of the latest 2019 impairment testing date. The discount rate the Company used to determine the fair value was 14.9%.
The Company’s other intangible assets as of June 30, 2019 and July 1, 2018 are as follows (in thousands) in the table below. After an intangible asset has been fully amortized, it is removed from the table in the subsequent year.

	2019			2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized Intangible Assets:
Patents	$9,600	$(7,410)	$2,190	$7,300	$(6,813)	$487
Customer Relationships	61,381	(21,634)	39,747	60,182	(18,995)	41,187
Other Intangible Assets	854	(513)	341	839	(774)	65
Effect of Translation	(6,862)	790	(6,072)	(6,887)	1,065	(5,822)
Total Amortized Intangible Assets	64,973	(28,767)	36,206	61,434	(25,517)	35,917
Unamortized Intangible Assets:
Tradenames	64,667	—	64,667	63,967	—	63,967
Effect of Translation	(4,135)	—	(4,135)	(4,020)	—	(4,020)
Total Unamortized Intangible Assets	60,532	—	60,532	59,947	—	59,947
Total Intangible Assets	$125,505	$(28,767)	$96,738	$121,381	$(25,517)	$95,864

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
Amortization expense of other intangible assets amounted to approximately $3.3 million in 2019, $3.4 million in 2018, and $3.5 million in 2017.
The estimated amortization expense of other intangible assets for the next five years is (in thousands):

2020	$2,790
2021	2,790
2022	2,790
2023	2,790
2024	2,790

$13,950

(8) Income Taxes and Tax Reform:
Components of income (loss) before income taxes consists of the following (in thousands):

	2019	2018	2017
U.S.	$(73,878)	$(5,350)	$66,555
Foreign	5,780	16,451	13,106
Total	$(68,098)	$11,101	$79,661

The provision (credit) for income taxes consists of the following (in thousands):

	2019	2018	2017
Current
Federal	$(1,488)	$(12,072)	$7,333
State	1,473	(4,413)	933
Foreign	4,469	3,556	4,429
	4,454	(12,929)	12,695
Deferred
Federal	$(16,855)	$31,235	$8,156
State	(2,653)	4,462	583
Foreign	1,039	(347)	1,577
	(18,469)	35,350	10,316
Total	$(14,015)	$22,421	$23,011

A reconciliation of the U.S. statutory tax rates to the effective tax rates on income follows:

	2019	2018	2017
U.S. Statutory Rate	21.0%	28.0%	35.0%
State Taxes, Net of Federal Tax Benefit	4.0%	3.7%	1.5%
Impact of Foreign Operations and Tax Rates	0.2%	(2.5)%	(2.1)%
Valuation Allowance	(8.6)%	6.7%	5.3%
Changes to Unrecognized Tax Benefits	(2.8)%	1.3%	(4.5)%
U.S. Manufacturers Deduction	—%	—%	(2.4)%
Research & Development Credit (1)	9.9%	(25.2)%	(3.1)%
Return to Provision Adjustment	(0.3)%	15.6%	(0.4)%
U.S. Tax Reform (2)	(1.4)%	189.9%	—%
Impact of Joint Venture Business Optimization	(0.6)%	4.5%	—%
Worthless Stock Loss	—%	(10.8)%	—%
Warehouse Charitable Contribution	—%	(9.5)%	—%
Other, Net	(0.8)%	0.2%	(0.4)%
Effective Tax Rate	20.6%	201.9%	28.9%

(1) "Research & Development Credit” in fiscal 2019 includes incremental credit of $4.0 million for qualified costs associated with the Company's business optimization projects.
(2) This amount consists of impacts from the Tax Act including an expense in 2018 resulting from the re-measurement of deferred tax assets and liabilities for the US corporate tax rate reduction of approximately $13.8 million and an expense related to the inclusion of foreign earnings of approximately $7.3 million in 2018 and $1.0 million in 2019.

The components of deferred income taxes were as follows (in thousands):

Long-Term Asset (Liability):	2019	2018
Difference Between Book and Tax Related to:
Pension Cost	$22,425	$14,570
Accumulated Depreciation	(57,073)	(53,103)
Intangibles	(34,883)	(34,166)
Accrued Employee Benefits	34,982	34,108
Postretirement Health Care Obligation	6,300	7,275
Inventory	11,396	10,710
Warranty	11,351	10,842
Payroll & Workers Compensation Accruals	4,828	6,474
Valuation Allowance	(35,271)	(28,537)
Net Operating Loss/Credit Carryforwards	70,953	39,849
Other Accrued Liabilities	7,414	6,205
Miscellaneous	548	(2,359)
Deferred Income Tax Asset (Liability)	$42,970	$11,868

Total deferred tax assets were $170.2 million and $130.1 million as of June 30, 2019 and July 1, 2018, respectively. Total deferred tax liabilities were $127.2 million and $118.0 million as of June 30, 2019 and July 1, 2018, respectively. During fiscal 2019, the total valuation allowance increased by $6.7 million.
Deferred tax assets were generated during the current year as a result of foreign income tax loss carryforwards in the amount of $4.6 million. At June 30, 2019, there are $11.4 million of foreign income tax loss carryforwards, consisting of $9.1 million that have no expiration date, and $2.3 million that will expire within the next 5 to 10 years. A deferred tax asset of $59.5 million exists at June 30, 2019 related to federal and state income tax losses and federal and state tax credit carryforwards, consisting of $19.2 million that have no expiration date, and $40.3 million that will expire between 2019 and 2039. Realization of the deferred tax assets are contingent upon generating sufficient taxable income prior to expiration of these carryforwards. At June 30, 2019, a valuation allowance of $12.4 million is recorded for the foreign deferred tax assets which the Company believes are unlikely to be realized in the future. In addition, a valuation allowance of $22.8 million is recorded related to state tax credits that are unlikely to be realized.
The change to the gross unrecognized tax benefits of the Company during the fiscal years ended June 30, 2019, July 1, 2018, and July 3, 2016 is reconciled as follows:
Unrecognized Tax Benefits (in thousands):

	2019	2018	2017
Beginning Balance	$5,899	$5,986	$10,922
Changes based on tax positions related to prior year	—	—	(861)
Additions based on tax positions related to current year	2,382	981	461
Settlements with taxing authorities	—	—	(4,437)
Lapse of statute of limitations	(1,306)	(1,068)	(99)
Ending Balance	$6,975	$5,899	$5,986

As of June 30, 2019, gross unrecognized tax benefits that, if recognized, would impact the effective tax rate were $6.7 million. There is a reasonable possibility that approximately $0.4 million of the liability for uncertain tax positions may be settled within the next twelve months due to the resolution of audits or expiration of statutes of limitations.
The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. The total expense (income) recognized for fiscal years 2019, 2018 and 2017 was $0.1 million, $(0.2) million, and $(0.2) million, respectively.

As of June 30, 2019 and July 1, 2018, the Company had $0.9 million and $0.8 million, respectively, accrued for the payment of interest and penalties.
At June 30, 2019 and July 1, 2018, the liability for uncertain tax positions, inclusive of interest and penalties, was $7.8 million and $6.7 million, respectively, which is recorded as an other long-term liability within the Consolidated Balance Sheets.
Income tax returns are filed in the U.S., state, and foreign jurisdictions and related audits occur on a regular basis. In the U.S., the Company is no longer subject to U.S. federal income tax examinations before fiscal 2015. The Company is also currently under audit by the IRS, and various state and foreign jurisdictions. The Company is no longer subject to tax examinations before fiscal 2009 in its major foreign jurisdictions.

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

	2019	2018	2017
NET SALES:
Engines	$988,707	$1,066,318	$1,098,809
Products	932,137	904,007	778,378
Eliminations	(84,239)	(89,031)	(91,084)
	$1,836,605	$1,881,294	$1,786,103
GROSS PROFIT:
Engines	$193,069	$252,645	$262,036
Products	108,984	144,933	121,141
Eliminations	(1,002)	504	652
	$301,051	$398,082	$383,829
SEGMENT INCOME (LOSS) (1)
Engines	$(15,519)	$9,593	$81,641
Products	(22,675)	22,012	12,530
Eliminations	(1,002)	504	652
	$(39,196)	$32,109	$94,823

INTEREST EXPENSE	(29,242)	(25,320)	(20,293)
OTHER INCOME, Net	340	4,312	5,131
Income (Loss) Before Income Taxes	(68,098)	11,101	79,661
PROVISION (CREDIT) FOR INCOME TAXES	(14,015)	22,421	23,011
Net Income (Loss)	$(54,083)	$(11,320)	$56,650

ASSETS:
Engines	$952,820	$965,677	$987,943
Products	646,417	547,540	551,207
Eliminations	(47,806)	(69,251)	(88,171)
	$1,551,431	$1,443,966	$1,450,979
CAPITAL EXPENDITURES:
Engines	$31,680	$79,724	$67,218
Products	20,774	23,479	15,923
	$52,454	$103,203	$83,141
DEPRECIATION & AMORTIZATION:
Engines	$48,932	$44,361	$44,384
Products	15,268	13,897	11,799
	$64,200	$58,258	$56,183

Pre-tax business optimization and litigation settlement charges impact on gross profit (in thousands):

	2019	2018	2017
Engines	$2,662	$2,854	$—
Products	9,207	3,775	—
Total	$11,869	$6,629	$—

Pre-tax business optimization charges, acquisition-related charges, bad debt charges related to major retailer bankruptcy, pension settlement charges, and litigation charges impact on segment income (loss) is as follows (in thousands):

	2019	2018	2017
Engines	$29,149	$53,913	$—
Products	22,648	8,113	—
Total	$51,797	$62,026	$—

Information regarding the Company’s geographic sales based on product shipment destination (in thousands):

	2019	2018	2017
United States	$1,354,635	$1,346,687	$1,246,015
All Other Countries	481,970	534,607	540,088
Total	$1,836,605	$1,881,294	$1,786,103

Information regarding the Company’s net plant and equipment based on geographic location (in thousands):

	2019	2018	2017
United States	$392,146	$405,808	$347,664
All Other Countries	18,899	16,272	17,216
Total	$411,045	$422,080	$364,880

Sales to the following customers in the Company’s Engines segment amount to greater than or equal to 10% of consolidated net sales (in thousands):

	2019		2018		2017
Customer:	Net Sales	%	Net Sales	%	Net Sales	%
MTD	$220,714	12%	$192,402	10%	$205,339	11%
HOP	139,920	8%	184,008	10%	207,882	12%
	$360,634	20%	$376,410	20%	$413,221	23%

(10) Leases:
The Company leases certain facilities, vehicles, and equipment under operating leases. Operating leases are not capitalized and lease payments are expensed over the life of the lease. Terms of the leases, including purchase options, renewals, and maintenance costs, vary by lease. Rental expense for fiscal 2019, 2018 and 2017 was $20.1 million, $20.0 million and $19.3 million, respectively.
Future minimum lease commitments for all non-cancelable operating leases as of June 30, 2019 are as follows (in thousands):

Fiscal Year	Commitments
2020	$20,453
2021	18,179
2022	14,784
2023	10,345
2024	9,515
Thereafter	73,639
Total future minimum lease commitments	$146,915

(11) Indebtedness:
The following is a summary of the Company’s indebtedness (in thousands):

	2019	2018
Multicurrency Credit Agreement	$160,540	$48,025
Total Short-Term Debt	$160,540	$48,025

Note Payable (NMTC transaction)	7,685	7,685
Unamortized Debt Issuance Costs associated with Note Payable	820	1,009
	8,505	8,694

6.875% Senior Notes	$195,464	$200,888
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	495	934
Total Long-Term Debt	$194,969	$199,954

6.875% Senior Notes
On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During fiscal 2019 and 2018, the Company repurchased $5 million and $22 million, respectively, of the Senior Notes. There were no repurchases in fiscal 2017.
Multicurrency Credit Agreement
On March 25, 2016, the Company entered into a $500 million amended and restated multicurrency credit agreement (the “Revolver”) that matures on March 25, 2021. The Revolver amended and restated the Company's $500 million multicurrency credit agreement dated as of October 13, 2011 (as previously amended), which would have matured on October 21, 2018. The initial maximum availability under the Revolver is $500 million. Availability under the Revolver is reduced by outstanding letters of credit. The Company may from time to time increase the maximum availability under the revolving credit facility by up to $250 million if certain conditions are satisfied. In connection with the amendment to the Revolver in fiscal 2016, the Company incurred approximately $0.9 million in new debt issuance costs, which are being amortized over the life of the Revolver using the straight-line method. The Company classifies debt issuance costs related to the Revolver as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. There were $161 million of borrowings under the Revolver as of June 30, 2019. There were $48 million borrowings under the Revolver as of July 1, 2018.

Borrowings under the Revolver by the Company bear interest at a rate per annum equal to, at its option, either:
(1) a 1, 2, 3 or 6 month LIBOR rate plus a margin varying from 1.25% to 2.25%, depending on the Company’s average net leverage ratio; or
(2) the higher of (a) the federal funds rate plus 0.50%; (b) the bank's prime rate; or (c) the adjusted LIBOR rate for a one-month interest period plus 1.00% plus a margin varying from 0.25% to 1.25%. In addition, the Company is subject to a 0.18% to 0.35% commitment fee and a 1.25% to 2.25% letter of credit fee, depending on the Company’s average net leverage ratio.
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
On August 13, 2019, the Company entered into a consent memorandum pursuant to our revolving multicurrency credit agreement. Pursuant to the consent memorandum, the Average Leverage Ratio covenant will not be tested for the computation period ended June 30, 2019 (the “Specified Computation Period”) and no failure (or anticipated failure) by the Company to comply with associated restrictions for the specified computation period will constitute (or be deemed to have constituted) a default or an event of default under the credit agreement.  Additionally, no default shall be deemed to exist under the Credit Agreement for any anticipated failure by the Company to comply with such restrictions for the computation period ending on or about September 30, 2019. The Company was in compliance with all other financial covenants of the credit agreement as of June 30, 2019 and the failure or anticipated failure to comply with the Average Leverage Ratio under the Credit Agreement is not considered to be a cross default for purposes of the Company’s Senior Notes.
The Company is in the process of refinancing the revolving credit agreement. The new revolving credit facility, which would be secured by certain of the Company's working capital and other assets, is planned to have a larger borrowing capacity that would allow the Company to retire the outstanding Senior Notes.
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
In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for use on the project. Restricted cash of $0.8 million held by the Company at June 30, 2019 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

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
(12) Other Income, Net:
The components of Other Income, Net are as follows (in thousands):

	2019	2018	2017
Interest Income	$520	$1,526	$1,203
Other Items	(180)	2,786	3,928
Total	$340	$4,312	$5,131

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

The Company strongly disagrees with the verdict and certain rulings made before, during and after the new trial and intends to vigorously pursue its rights on appeal. The Company filed its notice of appeal on May 14, 2019, and has appealed errors made by the district court in construing certain claims of Exmark’s patent, granting summary judgment motions filed by Exmark, and altering the prejudgment interest rate following the second trial. The parties are in the process of briefing the issues raised on appeal.

In assessing whether the Company should accrue a liability in its financial statements as a result of this lawsuit, the Company considered various factors, including the legal and factual circumstances of the case, the trial records and post-trial rulings of the district court, the decision of the appellate court, the current status of the proceedings, applicable law and the views of legal counsel. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of June 30, 2019.

Although it is not possible to predict with certainty the outcome of this and other unresolved legal actions or the range of possible loss, the Company believes the unresolved legal actions will not have a material adverse effect on its results of operations, financial position or cash flows.
(14) Stock Incentives:
Effective October 20, 2004, a total of 8,000,000 shares of common stock (as adjusted for the fiscal 2005 2-for-1 stock split) was reserved for future issuance pursuant to the Company's Incentive Compensation Plan, and as a result of an amendment approved by shareholders on October 21, 2009 an additional 2,481,494 shares were reserved. On October 15, 2014, the Company's shareholders approved the 2014 Omnibus Incentive Plan, which constituted a complete amendment and restatement of the Company's Incentive Compensation Plan and under which 3,760,000 shares of common stock were reserved for future issuance (plus any shares remaining available for issuance under the Incentive Compensation Plan as of that date). On October 25, 2017 the Company's shareholders approved the 2017 Omnibus Incentive Plan which constituted a complete amendment and restatement of the Company's 2014 Omnibus Incentive Plan and under which 4,700,000 shares of common stock were reserved for future issuance (plus 494,315 shares remaining available for future issuance under the 2014 Omnibus Incentive Plan as of August 22, 2017, along with any other shares under the 2014 Omnibus Incentive Plan that become available for future issuance). Similar to the Incentive Compensation Plan and the 2014 Omnibus Incentive Plan, in accordance with the 2017 Omnibus Incentive Plan, the Company can issue to eligible participants stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units and other stock-based and cash bonus awards subject to certain annual limitations. The plan also allows participants to defer the payment of awards and the Company to issue directors’ fees in stock. Stock-based compensation vests in accordance with the applicable plan and award agreements but can be accelerated under certain circumstances by the Compensation Committee in the case of death, disability, retirement or a change in control.
Stock-based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards’ vesting periods. During fiscal 2019, 2018 and 2017, the Company recognized stock-based compensation expense of approximately $7.2 million, $6.7 million and $4.9 million, respectively.
The fair value of each option is estimated using the Black-Scholes option pricing model, and the assumptions are based on historical data and industry valuation practices and methodology. The exercise price of each stock option is equal to the market value of the stock on the grant date. The assumptions used to determine fair value are as follows:

Options Granted During	2019	2018	2017
Grant Date Fair Value	$5.46	$4.64	$3.84
(Since options are only granted once per year, the grant date fair value equals the weighted average grant date fair value.)
Assumptions:
Risk-free Interest Rate	2.7%	1.8%	1.2%
Expected Volatility	32.9%	30.7%	29.3%
Expected Dividend Yield	2.7%	2.7%	2.9%
Expected Term (in Years)	5.5	5.5	5.5

Information on the options outstanding is as follows:

	Options	Wtd. Avg. Exercise Price	Wtd. Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance, July 3, 2016	1,844,543	$19.48
Granted During the Year	496,880	19.15
Exercised During the Year	(414,176)	18.76
Balance, July 2, 2017	1,927,247	$19.55
Granted During the Year	416,210	20.47
Exercised During the Year	(184,530)	20.44
Balance, July 1, 2018	2,158,927	$19.64
Granted During the Year	367,870	20.96
Exercised During the Year	(87,398)	20.82
Forfeited During the Year	(58,390)	18.93
Expired During the Year	(112,929)	20.82
Balance, June 30, 2019	2,268,080	$19.78	7.03	$—
Exercisable, June 30, 2019	1,005,090	$19.36	5.73	$—

The total intrinsic value of options exercised during fiscal year 2019 was $0.1 million. The exercise of options resulted in cash receipts of $1.8 million in fiscal 2019. The total intrinsic value of options exercised during fiscal 2018 was $0.5 million. The exercise of options resulted in cash receipts of $3.8 million in fiscal 2018. The total intrinsic value of options exercised during fiscal 2017 was $1.5 million. The exercise of options resulted in cash receipts of $7.8 million in fiscal 2017.

Options Outstanding (as of June 30, 2019)
Fiscal Year	Grant Date	Date Exercisable	Expiration Date	Exercise Price	Options Outstanding
2015	10/21/2014	10/21/2017	10/21/2024	$18.83	543,520
2016	8/18/2015	8/18/2018	8/18/2025	$19.90	501,990
2017	8/22/2016	8/22/2019	8/22/2026	$19.15	496,880
2018	8/21/2017	8/21/2020	8/21/2027	$20.47	416,210
2019	8/20/2018	8/20/2021	2/20/2028	$20.96	367,870

Below is a summary of the status of the Company’s nonvested shares as of June 30, 2019, and changes during the year then ended:

	Deferred Stock / RSU		Restricted Stock		Stock Options		Performance Shares
	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value	Shares	Wtd. Avg. Grant Date Fair Value
Nonvested shares/units, July 1, 2018	78,821	$19.52	695,255	$19.87	1,415,080	$4.03	106,440	$19.90
Granted	10,902	20.03	138,550	20.73	367,870	5.46	—	—
Cancelled	—	—	(26,940)	20.77	(17,970)	3.84	—	—
Vested	(36,442)	19.13	(265,255)	19.54	(501,990)	3.72	(106,440)	19.90
Nonvested shares/units, June 30, 2019	53,281	$19.89	541,610	$20.20	1,262,990	$4.58	—	$—

As of June 30, 2019, there was $5.1 million of total unrecognized compensation cost related to nonvested stock-based compensation. That cost is expected to be recognized over a weighted average period of 1.4 years. The total fair value of shares vested during fiscal 2019 and 2018 was $9.9 million and $7.7 million, respectively.
During fiscal years 2019, 2018 and 2017, the Company issued 138,550, 148,930 and 160,130 shares of restricted stock, respectively. For restricted stock issued prior to October 15, 2014, the restricted stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. For restricted stock issued after October 15, 2014, the restricted stock vests on the third anniversary date of the grant provided the recipient is still employed by the Company. The aggregate market value on the date of issue was approximately $2.9 million, $3.1 million and $3.1 million in fiscal 2019, 2018 and 2017, respectively, and has been recorded within the Shareholders’ Investment section of the Consolidated Balance Sheets, and is being amortized over the five-year vesting period (issuances prior to October 15, 2014) or the three-year vesting period (issuances after October 15, 2014).
The Company issued 55,877, 46,120 and 45,307 deferred shares to its directors in lieu of directors' fees in fiscal 2019, 2018 and 2017, respectively, under this provision of the plans. Prior to January 1, 2017, the Company accounted for certain deferred shares issued to directors as liability classified awards, rather than equity classified awards. At January 1, 2017, the liability balance was $4.8 million. During the third quarter of fiscal 2017, the Company determined that equity classification is appropriate and recorded correcting entries to adjust the deferred shares balance and reclassify it from Accrued Liabilities to Additional Paid-In Capital. The correcting entries did not have a material impact on the Consolidated Financial Statements.
The Company issued 10,902, 13,476 and 15,131 shares of deferred shares / RSU's to its officers and key employees in fiscal 2019, 2018 and 2017, respectively. The aggregate market value on the date of grant was approximately $0.2 million, $0.3 million and $0.3 million, respectively. For deferred stock issued prior to October 15, 2014, the deferred stock vests on the fifth anniversary date of the grant provided the recipient is still employed by the Company. For restricted stock units (RSU) issued after October 15, 2014, the restricted stock units vest on the third anniversary date of the grant provided the recipient is still employed by the Company.

The Company granted no performance share units in 2019, 2018 and 2017.

The following table summarizes the components of the Company’s stock-based compensation programs recorded as expense:

	2019	2018	2017
Stock Options:
Pretax compensation expense	$2,275	$2,060	$1,862
Tax benefit	(553)	(576)	(698)
Stock option expense, net of tax	$1,722	$1,484	$1,164
Restricted Stock:
Pretax compensation expense	$3,697	$3,302	$3,291
Tax benefit	(848)	(924)	(1,234)
Restricted stock expense, net of tax	$2,849	$2,378	$2,057
Deferred Stock:
Pretax compensation expense	$1,208	$1,046	$585
Tax benefit	(338)	(292)	(220)
Deferred stock expense, net of tax	$870	$754	$365
Performance Shares:
Pretax compensation expense	$—	$267	$(815)
Tax expense (benefit)	—	(75)	306
Performance Share expense, net of tax	$—	$192	$(509)
Total Stock-Based Compensation:
Pretax compensation expense	$7,180	$6,675	$4,923
Tax benefit	(1,739)	(1,867)	(1,846)
Total stock-based compensation, net of tax	$5,441	$4,808	$3,077

(15) Derivative Instruments & Hedging Activities:
The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through third party financing sources. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to a third party financing source, exclusive of lender spreads, ranging from 0.98% to 2.83% for a notional principal amount of $110 million with expiration dates ranging from July 2021 to June 2024.
In the second quarter of fiscal 2019, the Company began entering into interest rate swaps to manage a portion of its interest rate risk from anticipated floating rate, LIBOR based indebtedness, exclusive of lender spreads, ranging from 2.47% to 3.13%. The swaps are designated as cash flow hedges, in an aggregate amount of $120 million, with termination dates between June 2023 and December 2029.
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
The notional amount of derivative contracts outstanding at the end of the period is indicative of the level of the Company’s derivative activity during the period. As of June 30, 2019 and July 1, 2018, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		June 30, 2019	July 1, 2018
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	230,000	110,000
Foreign Currency:
Australian Dollar	Sell	17,611	35,833
Brazilian Real	Sell	13,436	28,822
Canadian Dollar	Sell	14,610	14,430
Chinese Renminbi	Buy	70,555	62,209
Euro	Sell	2,750	32,592
Japanese Yen	Buy	0	587,500
Commodity:
Natural Gas (Therms)	Buy	7,627	10,553

The location and fair value of derivative instruments reported in the Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	June 30, 2019	July 1, 2018
Interest rate contracts:
Other Current Assets	$—	$161
Other Long-Term Assets, Net	876	3,844
Other Long-Term Liabilities	(11,634)	—
Foreign currency contracts:
Other Current Assets	672	3,881
Other Long-Term Assets, Net	16	31
Accrued Liabilities	(179)	(195)
Other Long-Term Liabilities	(11)	—
Commodity contracts:
Other Current Assets	—	16
Other Long-Term Assets, Net	—	5
Accrued Liabilities	(176)	(7)
Other Long-Term Liabilities	(15)	(29)
	$(10,451)	$7,707

The effect of derivatives designated as hedging instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows (in thousands):

	Twelve months ended June 30, 2019
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(3,307)	Net Sales	$1,127	$—
Foreign currency contracts – sell	(1,604)	Net Sales	1,139	—
Foreign currency contracts – buy	(1,039)	Cost of Goods Sold	574	—
Commodity contracts	(133)	Cost of Goods Sold	149	—
Interest rate contracts	$(7,469)	Interest Expense	$—	$—
	$(13,552)		$2,989	$—

	Twelve months ended July 1, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,921	Net Sales	$251	$—
Foreign currency contracts – sell	2,925	Net Sales	(4,116)	—
Foreign currency contracts – buy	1,731	Cost of Goods Sold	(679)	—
Commodity contracts	(17)	Cost of Goods Sold	(96)	—
	$6,560		$(4,640)	$—

	Twelve months ended July 2, 2017
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$1,973	Net Sales	$(743)	$—
Foreign currency contracts – sell	(887)	Net Sales	1,785	—
Foreign currency contracts – buy	297	Cost of Goods Sold	(2,142)	—
Commodity contracts	93	Cost of Goods Sold	(258)	—
	$1,476		$(1,358)	$—

During the next twelve months, the amount of the June 30, 2019 Accumulated Other Comprehensive Income (Loss) balance that is expected to be reclassified into gains is $0.8 million.

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

The Company had the following forward currency contracts outstanding at the end of fiscal 2019 with the notional value shown in local currency and the contract value, fair value, and (gain) loss at fair value shown in U.S. dollars:

Hedge		In Thousands
		Notional Value	Contract Value	Fair Value	(Gain) Loss at Fair Value	Conversion Currency	Latest Expiration Date
Currency	Contract
Australian Dollar	Sell	17,611	12,660	12,329	(331)	U.S.	February 2020
Brazilian Real	Sell	13,436	3,455	3,461	30	U.S.	December 2019
Canadian Dollar	Sell	14,610	9,968	11,171	88	U.S.	August 2020
Chinese Renminbi	Buy	70,555	10,154	10,267	(113)	U.S.	October 2020
Euro	Sell	2,750	3,313	3,161	(151)	U.S.	March 2020
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

The Company continuously evaluates the effectiveness of its hedging program by evaluating its foreign exchange contracts compared to the anticipated underlying transactions. The Company did not have any ineffective currency hedges in fiscal 2019, 2018, or 2017.

(16) Employee Benefit Costs:
Retirement Plan and Other Postretirement Benefits
The Company has noncontributory, defined benefit retirement plans and other postretirement benefit plans covering certain employees. In October 2012, the Board of Directors of the Company authorized an amendment to the Company's defined benefit retirement plans for U.S. non-bargaining employees. The amendment freezes accruals for all non-bargaining employees within the pension plan effective December 31, 2013. The Company uses a June 30 measurement date for all of its plans. The following provides a reconciliation of obligations, plan assets and funded status of the plans for the two years indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
Actuarial Assumptions:	2019	2018	2019	2018
Discounted Rate Used to Determine Present Value of Projected Benefit Obligation	3.60%	4.30%	3.55%	4.25%
Weighted Average Expected Long-Term Rate of Return on Plan Assets	6.90%	7.00%	n/a	n/a
Change in Benefit Obligations:
Projected Benefit Obligation at Beginning of Year	$959,010	$1,116,705	$58,801	$66,693
Service Cost	4,541	2,402	106	135
Interest Cost	39,720	43,068	2,332	2,372
Plan Settlements	(1,720)	(101,553)	—	—
Plan Participant Contributions	—	—	2,212	2,346
Actuarial (Gain) Loss	59,362	(27,541)	1,364	(146)
Benefits Paid	(63,228)	(74,071)	(10,815)	(12,599)
Projected Benefit Obligation at End of Year	$997,685	$959,010	$54,000	$58,801
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Year	$765,644	$870,606	$—	$—
Actual Return on Plan Assets	68,745	36,914	—	—
Plan Participant Contributions	—	—	2,212	2,346
Employer Contributions	3,734	33,748	8,603	10,253
Benefits Paid	(63,228)	(74,071)	(10,815)	(12,599)
Plan Settlements	(1,720)	(101,553)	—	—
Fair Value of Plan Assets at End of Year	$773,175	$765,644	$—	$—
Funded Status:
Plan Assets (Less Than) in Excess of Projected Benefit Obligation	$(224,510)	$(193,366)	$(54,000)	$(58,801)
Amounts Recognized on the Balance Sheets:
Accrued Pension Cost	$(221,033)	$(189,872)	$—	$—
Accrued Wages and Salaries	(3,477)	(3,494)	—	—
Accrued Postretirement Health Care Obligation	—	—	(25,929)	(30,186)
Accrued Liabilities	—	—	(6,760)	(8,418)
Accrued Employee Benefits	—	—	(21,311)	(20,197)
Net Amount Recognized at End of Year	$(224,510)	$(193,366)	$(54,000)	$(58,801)
Amounts Recognized in Accumulated Other Comprehensive Income (Loss), Net of Tax:
Net Actuarial Loss	$(242,565)	$(218,066)	$(10,571)	$(11,815)
Prior Service Credit (Cost)	(3)	(125)	—	433
Net Amount Recognized at End of Year	$(242,568)	$(218,191)	$(10,571)	$(11,382)

The accumulated benefit obligation for all defined benefit pension plans was $998 million and $959 million at June 30, 2019 and July 1, 2018, respectively.

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
The following table summarizes the plans’ income and expense for the three years indicated (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Components of Net Periodic (Income) Expense:
Service Cost-Benefits Earned During the Year	$4,541	$2,402	$6,757	$106	$135	$191
Interest Cost on Projected Benefit Obligation	39,720	43,068	43,357	2,332	2,372	2,382
Expected Return on Plan Assets	(54,327)	(61,912)	(64,427)	—	—	—
Amortization of:
Prior Service Cost (Credit)	179	179	180	(729)	(1,434)	(2,654)
Actuarial Loss	11,638	15,332	16,957	3,159	3,453	2,796
Plan Settlements	521	41,157	—	—	—	—
Net Periodic Expense	$2,272	$40,226	$2,824	$4,868	$4,526	$2,715

Significant assumptions used in determining net periodic expense for the fiscal years indicated are as follows:

	Pension Benefits			Other Postretirement Benefits
	2019	2018	2017	2019	2018	2017
Discount Rate	4.30%	4.00%	3.75%	4.25%	3.85%	3.60%
Expected Return on Plan Assets	7.05%	7.10%	7.25%	n/a	n/a	n/a
Compensation Increase Rate	n/a	n/a	n/a	n/a	n/a	n/a

The amounts in Accumulated Other Comprehensive Income (Loss) that are expected to be recognized as components of net periodic (income) expense during the next fiscal year are as follows (in thousands):

	Pension Plans	Other Postretirement Plans
Prior Service Cost (Credit)	$(78)	$—
Net Actuarial Loss	(15,904)	(2,998)

The “Other Postretirement Benefit” plans are unfunded.

For measurement purposes a 5.8% annual rate of increase in the per capita cost of covered health care claims was assumed for the Company for fiscal year 2019 decreasing gradually to 4.5% for the fiscal year 2038. The health care cost trend rate assumptions have a significant effect on the amounts reported. An increase of one percentage point would increase the accumulated postretirement benefit by $0.8 million and would increase the service and interest cost by $41 thousand for fiscal 2019. A corresponding decrease of one percentage point would decrease the accumulated postretirement benefit by $0.8 million and decrease the service and interest cost by $46 thousand for the fiscal year 2019.
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
The Company’s pension plan’s current target and asset allocations at June 30, 2019 and July 1, 2018, by asset category are as follows:

		Plan Assets at Year-end
Asset Category	Target %	2019	2018
Domestic Equities	14%-25%	19%	24%
International Equities	14%-26%	19%	16%
Global Equities	2%-8%	5%	—%
Hedge Funds	2%-8%	4%	—%
Alternatives	3%-9%	6%	7%
Fixed Income	37%-53%	45%	51%
Cash Equivalents	0%-3%	2%	2%
		100%	100%

The plan’s investment strategy is based on an expectation that, over time, equity securities will provide higher total returns than debt securities, but with greater risk.  The plan primarily minimizes the risk of large losses through diversification of investments by asset class, by investing in different types of styles within the classes, using a number of different managers, and by structuring a dedicated fixed income allocation to better match future cash flows from plan assets with the future cash flows of the projected benefit obligation. The Committee monitors the asset allocation and investment performance monthly, with a more comprehensive quarterly review with its investment advisor.
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
The fair value of the major categories of the pension plans’ investments are presented below (in thousands):

		June 30, 2019
Category		Total	Level 1	Level 2	NAV
Short-Term Investments:		$11,982	$11,982	$—	$—
Fixed Income Securities:		351,029	—	283,392	67,637
Equity Securities:
U.S. common stocks		148,967	50,919	—	98,048
International mutual funds		149,899	—	—	149,899
Global equities		36,491	—	—	36,491
Other Investments:
Venture capital funds	(A)	20,633	—	—	20,633
Hedge funds		32,698	—	—	32,698
Debt funds	(B)	1,777	—	—	1,777
Real estate funds	(C)	770	—	—	770
Private equity funds	(D)	18,929	—	—	18,929
Fair Value of Plan Assets at End of Year		$773,175	$62,901	$283,392	$426,882

		July 1, 2018
Category		Total	Level 1	Level 2	NAV
Short-Term Investments:		$17,061	$17,061	$—	$—
Fixed Income Securities:		394,188	—	394,188	—
Equity Securities:
U.S. common stocks		183,030	183,030	—	—
International mutual funds		118,674	118,674	—	—
Other Investments:
Venture capital funds	(A)	26,078	—	—	26,078
Debt funds	(B)	2,778	—	—	2,778
Real estate funds	(C)	1,166	—	—	1,166
Private equity funds	(D)	22,656	—	—	22,656
Fair Value of Plan Assets at End of Year		$765,631	$318,765	$394,188	$52,678

(A)	This category invests in a combination of public and private securities of companies in financial distress, spin-offs, or new projects focused on technology and manufacturing.

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

Contributions
During fiscal 2019, the Company made no voluntary cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2020, but the Company may choose to make discretionary contributions. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
Estimated Future Benefit Payments
Projected benefit payments from the plans as of June 30, 2019 are estimated as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
Year Ending	Qualified	Non-Qualified	Retiree Medical	Retiree Life
2020	$63,368	$3,477	$5,335	$1,425
2021	63,435	3,512	4,236	1,432
2022	63,128	3,586	3,632	1,437
2023	62,664	3,619	3,130	1,437
2024	62,042	3,653	2,605	1,435
2024-2028	293,444	18,316	7,897	7,004

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
The Company contributions totaled $14.9 million in fiscal year 2019 and $14.5 million in 2018 and 2017, respectively.
Postemployment Benefits
The Company accrues the expected cost of postemployment benefits over the years that the employees render service. These benefits apply only to employees who become disabled while actively employed, or who terminate with at least thirty years of service and retire prior to age sixty-five. The items include disability payments, life insurance and medical benefits. These amounts were discounted using a 3.55% interest rate for fiscal 2019 and 4.25% interest rate for fiscal 2018. Amounts are included in Accrued Employee Benefits in the Consolidated Balance Sheets.
(17) Acquisitions:

On July 31, 2018 the Company completed a cash acquisition of certain assets of Hurricane Inc., a designer and manufacturer of commercial stand-on leaf and debris blowers. The purchase price is comprised of $8.7 million of cash consideration and $2.0 million of contingent cash consideration. The Company has accounted for the acquisition in accordance with ASC 805 and it has been included in the Products segment. At June 30, 2019, the Company's final purchase accounting resulted in the recognition of $6.7 million of goodwill and $4.4 million of intangible assets.

(18) Equity:
Share Repurchases
On April 21, 2016, the Board of Directors authorized $50 million in funds for use in the common share repurchase program which expired on June 29, 2018. On April 25, 2018, the Board of Directors authorized an additional $50 million in funds for use in the common share repurchase program expiring June 30, 2020. As of June 30, 2019, the total remaining authorization was $38 million. Share repurchases, among other things, allow the Company to offset any potentially dilutive impacts of share-based compensation. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. In fiscal 2019, the Company repurchased 725,321 shares on the open market at a total cost of $11.9 million, or $16.46 per share. There were 467,183 shares repurchased in fiscal 2018 at a total cost of $10.3 million, or $22.07 per share.
(19) Subsequent Events:
In accordance with ASC 855 - Subsequent Events, the Company has evaluated events that occurred after the balance sheet date through the issuance date of the Company's financial statements to determine whether adjustments to or additional disclosures in the financial statements are necessary.
On August 15, 2019, the Company announced a plan to consolidate the Company’s production of small vertical shaft engines into its Poplar Bluff, Missouri facility. This decision was made after a comprehensive evaluation of the Company’s manufacturing operations. The Company’s Murray, Kentucky facility currently manufactures small vertical shaft engines and will be closed as a result of this consolidation. The pre-tax expense related to the restructuring activities is estimated to be $30 million to $35 million, of which $15 million to $20 million is expected to be realized in fiscal 2020. The Company anticipates annualized pre-tax savings of $12 million to $14 million due to the restructuring actions, with approximately $10 million recognized by fiscal year 2021.
On August 15, 2019, the first quarter fiscal 2020 dividend of $0.05 per share was announced, which is reduced compared to $0.14 per share paid in the past several quarters.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Briggs & Stratton Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Briggs & Stratton Corporation and subsidiaries (the "Company") as of June 30, 2019 and July 1, 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders' investment, and cash flows, for each of the three years in the period ended June 30, 2019, and the related notes and the schedules listed in the Index at Item 15(a)(2) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and July 1, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill - Engines, Turf & Consumer and Jobsite Reporting Units -Refer to Notes 2 and 7 to the financial statements
Critical Audit Matter Description
The Company evaluates goodwill for impairment annually as of the end of the fourth fiscal quarter by comparing the carrying values of each of the Company’s reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using either an income approach, a market approach, or a combination of both.
Under the income approach, the Company utilizes the discounted cash flow method to estimate the fair value of the reporting units. Some of the significant assumptions inherent in estimating the fair values include the estimated future annual net cash flows for each reporting unit (including net sales, operating income margin, and working capital) and a discount rate that appropriately reflects the risks inherent in each future cash flow stream. The Company selected assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated growth rates, management’s plans, and guideline companies.

Report of Independent Registered Public Accounting Firm

Under the market approach, fair value is derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.
The goodwill balance was $169.7 million as of June 30, 2019, of which $137.1 million is allocated to the Engines reporting unit, $20.6 million to the Turf and Consumer reporting unit and $12 million to the Jobsite reporting unit. The fair values of the reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
We identified goodwill impairment as a critical audit matter because of the significant estimates and assumptions made by management to estimate fair value given the sensitivity of operations to changes in demand for all reporting units and historical results and long-range strategic plan of the Jobsite reporting unit. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the selection of the discount rates and forecasts of future net sales for all reporting units, and the future operating income margins for the Jobsite reporting unit.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the selection of the discount rates and forecasts of future net sales for all reporting units and the future operating margins for the Jobsite reporting unit included the following, among others:

•
We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s forecasts of future net sales and operating income margins and the selection of the discount rates.

•	We evaluated management’s ability to accurately forecast future net sales and operating income margins by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts of future net sales and operating income margins by comparing the forecasts to (1) historical growth of net sales and historical operating income margins, (2) management’s long-range strategic plan which was communicated to the Board of Directors, and (3) forecasted information included in Company press releases, as well as, in analyst and industry reports for the Company and companies in its peer group.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:

◦	Testing the source information underlying the determination of the discount rates and the mathematical accuracy of the calculation.

◦	Developing a range of independent estimates and comparing those to the discount rates selected by management.

Commitments and Contingencies - Refer to Note 13 to the financial statements
Critical Audit Matter Description
The Company has contingent liabilities related to litigation and claims that arise in the normal course of business. The Company accrues for contingent liabilities when management determines it is probable that a liability has been incurred and the amount can be reasonably estimated. This determination requires significant judgment by management.
In 2010, Exmark Manufacturing Company Inc. (“Exmark”) filed suit against the Company alleging that the Company infringed an Exmark patent. On December 20, 2018, the district court entered judgment against the Company in favor of Exmark in the amount of $14.4 million in compensatory damages, an additional $14.4 million in enhanced damages, as well as pre-judgment interest, post-judgment interest and costs to be determined. On April 15, 2019, the district court entered an order denying the Company’s post-trial motions related to modification of the jury’s damages award, as well as seeking a new trial in light of certain evidentiary rulings. The district court awarded

Report of Independent Registered Public Accounting Firm

$6.0 million in pre-judgment interest, as well as post judgment interest after December 19, 2018 and costs to be determined. The Company filed its notice of appeal on May 14, 2019 and has appealed errors made by the district court in construing certain claims of Exmark’s patent, granting summary judgment motions filed by Exmark, and altering the prejudgment interest rate.
In assessing whether the Company should accrue a liability in its financial statements as a result of the lawsuit, the Company considered various factors, including the legal and factual circumstances of the case, the trial records and post-trial rulings of the district court, the decision of the appellate court, the current status of the proceedings, applicable law and the views of legal counsel. The Company has concluded that a loss from this case is not probable and reasonably estimable and, therefore, a liability has not been recorded with respect to this case as of June 30, 2019. While the Company believes that the ultimate resolution of this matter will not have a material impact on the Company's financial statements, the outcome of litigation is inherently uncertain and the final resolution of this matter may result in expense to the Company in excess of management's expectations.
We identified this potential contingent liability and disclosure related to the Exmark litigation as a critical audit matter because evaluating the likelihood of potential outcomes of the Exmark litigation involves significant judgment by management. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the Company’s assertion that a loss from this litigation is not probable and reasonably estimable as of June 30, 2019.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the potential contingent liability and disclosure of the Exmark litigation included the following, among others:

•	We tested the effectiveness of control related to management’s review of the legal case and approval of the accounting treatment based on the most recent facts and circumstances related to the case.

•
We held discussions with the Company’s General Counsel to determine the status of the case and to understand the basis for the Company’s conclusion that the loss from the case is not probable and reasonably estimable as of June 30, 2019.

•	We held discussions with the Company’s external counsel regarding the facts of the case to understand the basis for the appeal and to evaluate if contradictory evidence existed.

•
We evaluated the detailed exposure analysis of the case, which was prepared by senior personnel within the office of the Company’s General Counsel and reviewed by the Company’s external counsel. This analysis included considerations regarding the legal defenses available to the Company and the likelihood of the final resolution of the case.

•	We obtained and evaluated a legal confirmation from the Company’s external counsel involved in the case confirming the facts and circumstances of the case.

•
We evaluated the accuracy and completeness of the Company’s disclosures in the June 30, 2019 financial statements by comparing the disclosures to the Company’s internal analysis of the case and known facts of the case based on the various court rulings.

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 27, 2019
We have served as the Company's auditor since 2012.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Briggs & Stratton Corporation
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Briggs & Stratton Corporation and subsidiaries (the “Company”) as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2019, of the Company and our report dated August 27, 2019, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
Milwaukee, Wisconsin
August 27, 2019

Report of Independent Registered Public Accounting Firm

Quarterly Financial Data, Dividend and Market Information (Unaudited)

	In Thousands
Quarter Ended	Net Sales	Gross Profit	Net Income (Loss)
Fiscal 2019
September (1)	$278,997	$43,787	$(40,943)
December (2)	505,461	92,457	(2,604)
March (3)	580,195	96,987	8,005
June (4)	471,951	67,819	(18,540)
Total (5)	$1,836,605	$301,051	$(54,083)
Fiscal 2018
September	$329,094	$66,265	$(15,038)
December	446,436	92,866	(16,344)
March	604,069	130,273	31,888
June	501,694	108,677	(11,825)
Total (5)	$1,881,293	$398,081	$(11,319)

	Per Share of Common Stock
			Market Price Range on New York Stock Exchange
Quarter Ended	Net Income (Loss)	Dividends Declared (6)	High	Low
Fiscal 2019
September (1)	$(0.98)	$0.14	$21.31	$15.65
December (2)	(0.07)	0.14	19.30	12.52
March (3)	0.19	0.14	14.41	11.26
June (4)	(0.45)	0.14	14.28	9.40
Total (5)	$(1.31)	$0.56
Fiscal 2018
September	$(0.36)	$0.14	$24.36	$20.12
December	(0.39)	0.14	25.72	22.98
March	0.74	0.14	27.19	20.97
June	(0.29)	0.14	21.15	17.38
Total (5)	$(0.28)	$0.56
The number of shareholders of record of Briggs & Stratton Corporation Common Stock on June 30, 2019 was 2,190.
(1) For the first quarter of fiscal 2019, results includes business optimization expenses of $19.9 million ($15.0 million after tax or $0.36 per diluted share), bad debt expense after a major retailer filed for bankruptcy protection of $4.1 million ($3.1 million after tax or $0.07 per diluted share), charges for a litigation settlement of $2.0 million ($1.5 million or $0.04 per diluted share), and acquisition integration charges of $0.1 million ($0.1 million of $0.00 per diluted share).
(2) For the second quarter of fiscal 2019, results includes business optimization expenses of $10.7 million ($9.6 million after tax or $0.23 per diluted share), interest charges of $0.2 million ($0.2 million or $0.01 per diluted share) for premiums paid to repurchase senior notes, and acquisition integration charges of $0.2 million ($0.1 million of $0.01 per diluted share).
(3) For the third quarter of fiscal 2019, results includes business optimization expenses of $9.6 million ($6.4 million after tax or $0.14 per diluted share) and acquisition integration charges of $0.3 million ($0.2 million of $0.01 per diluted share).
(4) For the fourth quarter of fiscal 2019, results includes business optimization expenses of $4.7 million ($3.2 million after tax or $0.08 per diluted share), pension settlement charge of $0.5 ($0.3 million or $0.02 per diluted share) and acquisition integration charges of $0.2 million ($0.1 million of $0.01 per diluted share).
(5) Amounts may not total due to rounding.
(6) On August 15, 2019, the first quarter fiscal 2020 dividend of $0.05 per share was announced, which is reduced compared to $0.14 per share paid in the past several quarters.

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
Deloitte & Touche LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements and the effectiveness of internal control over financial reporting as of June 30, 2019, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There has not been any change in the Company’s internal control over financial reporting during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Executive Officers. Reference is made to “Information About our Executive Officers” in Part I after Item 4.

(b)
Directors. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, in Section I. Shareholder Votes under the caption “Item 1: Election of Directors” and in Section II. Corporate Governance under the caption “General Information About Incumbent Directors”, and is incorporated herein by reference.

(c)
Section 16 Compliance. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, in Section IV. Other Matters under the caption “Delinquent Section 16(a) Reports”, and is incorporated herein by reference.

(d)
Audit Committee Financial Expert. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, in Section II. Corporate Governance under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

(e)
Identification of Audit Committee. The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, in Section II. Corporate Governance under the caption “Other Corporate Governance Matters – Board Committees – Audit Committee”, and is incorporated herein by reference.

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
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, in Section III. Executive Compensation under the captions “Compensation Committee Report”, “Compensation Discussion and Analysis”, “Compensation Tables”, “Agreements with Executives”, “Change in Control Payments”, and "CEO Pay Ratio" and in Section II. Corporate Governance under the caption “Director Compensation”, and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, in Section IV. Other Matters under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information”, and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, in Section II. Corporate Governance under the captions “Other

Corporate Governance Matters - Director Independence”, “Other Corporate Governance Matters - Board Oversight of Risk” and “Other Corporate Governance Matters - Board Committees - Audit Committee”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is in Briggs & Stratton’s definitive Proxy Statement, prepared for the 2019 Annual Meeting of Shareholders, in Section IV. Other Matters under the caption “Independent Auditors’ Fees” and in Section II. Corporate Governance under the caption “Other Corporate Governance Matters - Board Committees - Audit Committee”, and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as part of this report:

1.	Financial Statements
The following financial statements are included under the caption “Financial Statements and Supplementary Data" in Part II, Item 8 and are incorporated herein by reference:

Consolidated Balance Sheets, June 30, 2019 and July 1, 2018

For the Fiscal Years Ended June 30, 2019, July 1, 2018 and July 2, 2017:
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
BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR FISCAL YEARS ENDED JUNE 30, 2019, JULY 1, 2018 AND JULY 2, 2017

Reserve for Doubtful Accounts Receivable	Balance Beginning of Year	Additions Charged to Earnings	Charges to Reserve, Net	Balance End of Year
2019	$2,608,000	$5,155,000	$(720,000)	$7,043,000
2018	2,645,000	800,000	(837,000)	2,608,000
2017	2,806,000	509,000	(670,000)	2,645,000
Deferred Tax Assets Valuation Allowance	Balance Beginning of Year	Allowance Established for Net Operating and Other Loss Carryforwards	Allowance Reversed for Loss Carryforwards Utilized and Other Adjustments	Balance End of Year
2019	$28,537,000	$6,495,000	$239,000	$35,271,000
2018	23,461,000	5,678,000	(602,000)	28,537,000
2017	19,371,000	4,450,000	(360,000)	23,461,000

3.	Exhibits
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is identified in the Exhibit Index by an asterisk following the Exhibit Number.

BRIGGS & STRATTON CORPORATION
(Commission File No. 1-1370)
EXHIBIT INDEX
2019 ANNUAL REPORT ON FORM 10-K

No.	Document Description
3.1	Articles of Incorporation.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-Q for the quarter ended October 2, 1994 and incorporated by reference herein.)

3.1(a)	Amendment to Articles of Incorporation.
(Filed as Exhibit 3.1 to the Company’s Report on Form 10-Q for the quarter ended September 26, 2004 and incorporated by reference herein.)

3.2	Bylaws, as amended to April 21, 2016.
(Filed as Exhibit 3.2 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

4.1	Indenture, dated December 20, 2010, between Briggs & Stratton Corporation and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.1 to the Company’s Report on Form 8-K/A, dated December 15, 2010 and incorporated by reference herein.)

4.2	First Supplemental Indenture, dated December 20, 2010, among Briggs & Stratton Corporation, Briggs & Stratton Power Products Group, LLC and Wells Fargo Bank, National Association, as Trustee.
(Filed as Exhibit 4.2 to the Company’s Report on Form 8-K/A, dated December 15, 2010 and incorporated by reference herein.)

4.3	Description of Capital Stock
(Filed herewith)

10.1*	Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended April 1, 2012 and incorporated by reference herein.)

10.1(a)*	Amendment to the Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.2 to the Company's Report on Form 8-K dated December 14, 2012 and incorporated by reference herein.)

10.1(b)*	Amendment to the Amended and Restated Supplemental Executive Retirement Plan.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated by reference herein.)

10.2*	Annual Incentive Plan.
(Filed herewith)

10.3*	Form of Officer Change of Control Employment Agreement for officers elected on or before June 28, 2009.
(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K dated December 8, 2008 and incorporated by reference herein.)

10.3(a)*	Amended and Restated Form of Change of Control Employment Agreement for new officers elected between June 29, 2009 and October 14, 2009.

(Filed as Exhibit 10.3 to the Company’s Report on Form 10-K for fiscal year ended June 28, 2009 and incorporated by reference herein.)

10.3(b)*	Amended and Restated Form of Change of Control Employment Agreement for new officers of the Company elected after October 14, 2009.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated October 14, 2009 and incorporated by reference herein.)

10.4*	Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees upon the occurrence of a change in control.
(Filed as Exhibit 10.5(a) to the Company’s Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(a)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.5(b) to the Company’s Report on Form 10-K for fiscal year ended July 2, 1995 and incorporated by reference herein.)

10.4(b)*	Amendment to Trust Agreement with an independent trustee to provide payments under various compensation agreements with Company employees.
(Filed as Exhibit 10.4(b) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2011 and incorporated by reference herein.)

10.5*	Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed as Exhibit B to the Company’s 2014 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.5(a)*	Amendment to Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed as Exhibit 10.5(a) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(a)(1)*	Amendment to Briggs & Stratton Corporation 2014 Omnibus Incentive Plan.
(Filed Exhibit 10.5(a)(1) to the Company’s Report on Form 10-K for fiscal year ended July 2, 2017 and incorporated by reference herein.)

10.5(b)*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(c)*	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.4 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(d)*	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan for awards granted prior to August 22, 2016.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the quarter ended September 28, 2014 and incorporated by reference herein.)

10.5(e)*	Briggs & Stratton Corporation Officer Long Term Incentive Award Program.
(Filed as Exhibit 10.5(e) to the Company’s Report on Form 10-K for the fiscal year ended July 1, 2018 and incorporated by reference herein.)

10.5(f)*	Form of Stock Option Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.
(Filed as Exhibit 10.5(f) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(g)*	Form of Restricted Stock Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.

(Filed as Exhibit 10.5(g) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(h)*	Form of Restricted Stock Award Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.
(Filed as Exhibit 10.5(h) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(i)*	Form of Performance Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.
(Filed as Exhibit 10.5(i) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.5(j)*	Form of Performance Share Unit Award Agreement under the 2014 Omnibus Incentive Plan for awards granted on or after August 22, 2016 through October 24, 2017.
(Filed as Exhibit 10.5(j) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.7*	Form of Officer Employment Agreement for officers elected prior to August 15, 2018.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated December 8, 2008, and incorporated by reference herein.)

10.7(a)*	Form of Officer Employment Agreement for officers elected on or after August 15, 2018.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q dated November 6, 2018, and incorporated by reference herein.)

10.8*	Supplemental Employee Retirement Plan, as amended and restated effective as of January 1, 2017.
(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended January 1, 2017 and incorporated by reference herein.)

10.9*	Amended and Restated Deferred Compensation Plan for Directors.
(Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

10.10*	Summary of Director Compensation.
(Filed as Exhibit 10.10 to the Company’s Report on Form 10-K for the fiscal year ended July 1, 2018 and incorporated by reference herein.)

10.11*	Executive Life Insurance Plan.
(Filed as Exhibit 10.17 to the Company’s Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.11(a)*	Amendment to Executive Life Insurance Program.
(Filed as Exhibit 10.14(a) to the Company’s Report on Form 10-K for fiscal year ended June 29, 2003 and incorporated by reference herein.)

10.11(b)*	Amendment to Executive Life Insurance Plan.
(Filed as Exhibit 10.14(b) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2004 and incorporated by reference herein.)

10.12*	Amended & Restated Key Employee Savings and Investment Plan.
(Filed as Exhibit 10.15 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2013 and incorporated by reference herein.)

10.13*	Executive Officer Consultant Reimbursement Arrangement.
(Filed as Exhibit 10.19 to the Company’s Report on Form 10-K for fiscal year ended June 27, 1999 and incorporated by reference herein.)

10.14*	Briggs & Stratton Product Program for Directors.
(Filed as Exhibit 10.18 to the Company’s Report on Form 10-K for fiscal year ended June 30, 2002 and incorporated by reference herein.)

10.14(a)*	Amendment to the Briggs & Stratton Product Program for Directors.
(Filed as Exhibit 10.17(a) to the Company’s Report on Form 10-K for fiscal year ended June 27, 2010 and incorporated by reference herein.)

10.15	Stipulation of Settlement, dated February 24, 2010.
(Filed as Exhibit 10.1 to the Company’s Report on Form 8-K dated February 24, 2010 and incorporated by reference herein.)

10.16*	Letter Agreement, dated October 25, 2017, between Briggs & Stratton Corporation and Todd J. Teske.
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

(Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated by reference herein.)

10.17(a)	Consent Memorandum effective August 13, 2019.
(Filed as Exhibit 10.17(a) to the Company’s Report on Form 8-K dated August 13, 2019 and incorporated by reference herein.)

10.18*	Briggs & Stratton Corporation 2017 Omnibus Incentive Plan.
(Filed as Exhibit B to the Company’s 2017 Annual Meeting Proxy Statement and incorporated by reference herein.)

10.19*	Form of Stock Option Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.2 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.20*	Form of Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017 and prior to August 15, 2018.
(Filed as Exhibit 10.3 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.21(a)*	Form of Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after August 15, 2018.
(Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q, for the quarter ended September 30, 2018 and incorporated by reference herein.)

10.21*	Form of Restricted Stock Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.4 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.22*	Form Restricted Stock Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.5 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.23*	Form of CEO Stock Option Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.6 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.24*	Form of CEO Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.

(Filed as Exhibit 10.7 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.25*	Form of CEO Restricted Stock Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.8 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.25(a)*	Form of CEO Performance Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after August 15, 2018.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated by reference herein.)

10.26*	Form of CEO Restricted Stock Unit Award Agreement under the Briggs & Stratton Corporation 2017 Omnibus Incentive Plan for awards to be granted on or after October 25, 2017.
(Filed as Exhibit 10.9 to the Company’s Report on Form 8-K, dated October 25, 2017 and incorporated by reference herein.)

10.27*	Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman.
(Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 6, 2013 and incorporated herein by reference.)

10.27(a)*	Amendment to Expatriate Agreement between Briggs & Stratton Corporation, Briggs & Stratton International, Inc. and William H. Reitman, dated April 24, 2015.
(Filed as Exhibit 10.16(a) to the Company’s Report on Form 10-K for fiscal year ended June 28, 2015 and incorporated herein by reference)

10.27(b)*	Second Amendment to Expatriate Agreement between Briggs & Stratton International, Inc. and William H. Reitman, dated January 19, 2016.
(Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the quarter ended March 27, 2016 and incorporated herein by reference.)

10.27(c)*	Third Amendment to Expatriate Agreement between Briggs & Stratton International, Inc. and William H. Reitman, dated August 11, 2016.
(Filed as Exhibit 10.16(c) to the Company’s Report on Form 10-K for fiscal year ended July 3, 2016 and incorporated by reference herein.)

12	Computation of Ratio of Earnings (Losses) to Fixed Charges.
(Filed herewith.)

21	Subsidiaries of the Registrant.
(Filed herewith.)

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
(Filed herewith.)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(Filed herewith.)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(Furnished herewith.)

101
The following financial information from the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2018, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at June 30, 2019 and July 1, 2018; (ii) Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2019, July 1, 2018, and July 2, 2017; (iii) the Consolidated Condensed Statements of Comprehensive Income (Loss) for the Fiscal Years Ended June 30, 2019, July 1, 2018, and July 2, 2017; (iv) Consolidated Statements of Shareholders’ Investment for the Fiscal Years Ended June 30, 2019, July 1, 2018, and July 2, 2017; (v) Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2019, July 1, 2018, and July 2, 2017; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II-Valuation and Qualifying Accounts.

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

BRIGGS & STRATTON CORPORATION

	By	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
August 27, 2019		Senior Vice President and
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.*

/s/ Todd J. Teske	/s/ Patricia L. Kampling
Todd J. Teske	Patricia L. Kampling
Chairman, President and Chief Executive	Director
Officer and Director (Principal Executive Officer)

/s/ Mark A. Schwertfeger	/s/ Keith R. McLoughlin
Mark A. Schwertfeger	Keith R. McLoughlin
Senior Vice President and Chief Financial	Director
Officer (Principal Financial Officer and
Principal Accounting Officer)

/s/ Brian C. Walker	/s/ Frank M. Jaehnert
Brian C. Walker	Frank M. Jaehnert
Director	Director

/s/ Henrik C. Slipsager	/s/ Charles I. Story
Henrik C. Slipsager	Charles I. Story
Director	Director

/s/ Sara A. Greenstein	/s/ Jeffrey R. Hennion
Sara A. Greenstein	Jeffrey R. Hennion
Director	Director

*Each signature affixed as of
August 27, 2019

Directors

SARA A. GREENSTEIN (4)(5)	Senior Vice President - Consumer Solutions at United States Steel Corporation, an integrated steel producer

JEFFREY R. HENNION (1)(2)	Co-Founder and Managing Partner of Woodside Ventures, Inc., a technology company focused on e-commerce and digital marketing

FRANK M. JAEHNERT (1)(5)	Retired President and Chief Executive Officer of Brady Corporation, a provider of identification solutions

PATRICIA L. KAMPLING (1)(2)(3)	Retired Chairman and Chief Executive Officer of Alliant Energy Corporation, a regulated investor-owned public utility holding company

KEITH R. McLOUGHLIN (4)(5)	Retired President and Chief Executive Officer of AB Electrolux, a manufacturer of home appliances, and former Interim Chief Executive Officer of Campbell Soup Company, a global food company

HENRIK C. SLIPSAGER (1)(3)(5)	Retired President and Chief Executive Officer of ABM Industries, Inc., a provider of integrated facility solutions

CHARLES I. STORY (2)(3)(4)	President of ECS Group, Inc., an executive development company

TODD J. TESKE (3)	Chairman, President and Chief Executive Officer of Briggs & Stratton Corporation

BRIAN C. WALKER (2)(3)(4)
Partner, Strategic Leadership of Huron Capital, a middle market investment firm, and retired President and Chief Executive Officer, Herman Miller, Inc., a global provider of office furniture and services

Committees: (1) Audit, (2) Compensation, (3) Executive, (4) Finance, (5) Nominating and Governance.

Elected Officers

TODD J. TESKE	Chairman, President & Chief Executive Officer

HAROLD L. REDMAN	Senior Vice President & President – Turf & Consumer Products

WILLIAM H. REITMAN	Senior Vice President & President – Support

DAVID J. RODGERS	Senior Vice President & President – Engines & Power

MARK A. SCHWERTFEGER	Senior Vice President & Chief Financial Officer

KATHRYN M. BUONO	Vice President, General Counsel & Corporate Secretary

RANDALL R. CARPENTER	Vice President Corporate Marketing

ANDREA L. GOLVACH	Vice President & Treasurer

RACHELE M. LEHR	Vice President Human Resources

JEFFREY M. ZEILER	Vice President Product Innovation
Note: For additional discussion related to elected officers and their titles, see Executive Officers of the Registrant section.

Appointed Vice Presidents & Subsidiary/Group Officers

Corporate

JOHN R. GUY III	Vice President Support Operations

TODD H. MACKAY	Vice President Chief Information Officer

BRIAN R. OLSSON	Vice President Business Transformation

TIMOTHY G. WILD	Vice President Supply Chain

Engines Group

JEREMY L. ALBY	Vice President Engineering – Engines & Power

RANDALL E. BALLARD	Vice President Sales – Consumer and Commercial Turf Engines & Power

ERIC T. CHACK	Vice President Operations – Engines & Power

JEFFREY W. COAD	Vice President Marketing & Product Management - Engines & Power

DAVID A. FRANK	Vice President Sales – Commercial Engines & Power

Products Group

THOMAS M. BURKARD	Vice President Product Management - Commercial Turf & Lawn Care

DONALD W. KLENK	Vice President Operations – Turf & Consumer Products

ROBERT D. PJEVACH	Vice President Product Management – Turf & Consumer Products

THOMAS H. RUGG	Vice President & President – Job Site and Standby

JEREMY D. SANDERS	Vice President Sales - Turf & Consumer Products

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