Form 10-Q
period 2019-09-29
BRIGGS & STRATTON CORP
filed 2019-11-05
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.        Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2019
COMMON STOCK, par value $0.01 per share	42,483,625 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	September 29, 2019	June 30, 2019
CURRENT ASSETS:
Cash and Cash Equivalents	$48,740	$29,569
Accounts Receivable, Net	198,021	198,498
Inventories -
Finished Products	427,876	344,277
Work in Process	169,648	145,182
Raw Materials	14,877	12,547
Total Inventories	612,401	502,006
Prepaid Expenses and Other Current Assets	38,887	32,404
Total Current Assets	898,049	762,477
OTHER ASSETS:
Goodwill	169,131	169,682
Investments	47,333	49,641
Other Intangible Assets, Net	95,396	96,738
Long-Term Deferred Income Tax Asset	52,159	43,172
Other Long-Term Assets, Net	21,743	18,676
Right of Use Asset	91,285	—
Total Other Assets	477,047	377,909
PLANT AND EQUIPMENT:
Cost	1,228,401	1,220,339
Less - Accumulated Depreciation	826,239	809,294
Total Plant and Equipment, Net	402,162	411,045
TOTAL ASSETS	$1,777,258	$1,551,431

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	September 29, 2019	June 30, 2019
CURRENT LIABILITIES:
Accounts Payable	$247,338	$287,620
Short-Term Debt	—	160,540
Accrued Liabilities	134,982	129,585
Short-Term Lease Obligations	11,968	—
Total Current Liabilities	394,288	577,745
OTHER LIABILITIES:
Accrued Pension Cost	217,154	221,033
Accrued Employee Benefits	21,329	21,311
Accrued Postretirement Health Care Obligation	24,691	25,929
Accrued Warranty	19,298	19,572
Other Long-Term Liabilities	47,493	44,152
Long-Term Lease Obligations	79,317	—
Long-Term Debt	565,863	194,969
Total Other Liabilities	975,145	526,966
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	69,873	78,902
Retained Earnings	958,222	993,873
Accumulated Other Comprehensive Loss	(297,363)	(292,550)
Treasury Stock at cost, 15,784 and 14,942 shares, respectively	(323,486)	(334,084)
Total Shareholders’ Investment	407,825	446,720
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,777,258	$1,551,431

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 29, 2019	September 30, 2018
NET SALES	$313,719	$278,997
COST OF GOODS SOLD	270,472	235,243
Gross Profit	43,247	43,754
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	78,737	100,858
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	1,263	2,973
Loss from Operations	(34,227)	(54,131)
INTEREST EXPENSE	(6,905)	(5,161)
OTHER INCOME (EXPENSE), Net	(743)	343
Loss Before Income Taxes	(41,875)	(58,949)
CREDIT FOR INCOME TAXES	(8,238)	(17,963)
NET LOSS	$(33,637)	$(40,986)

EARNINGS (LOSS) PER SHARE
Basic	$(0.81)	$(0.98)
Diluted	(0.81)	(0.98)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	41,603	41,858
Diluted	41,603	41,858

DIVIDENDS PER SHARE	$0.05	$0.14

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	September 29, 2019	September 30, 2018
Net Loss	$(33,637)	$(40,986)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(5,588)	(3,690)
Unrealized Loss on Derivative Instruments, Net of Tax	(2,838)	(698)
Unrecognized Pension & Postretirement Obligation, Net of Tax	3,613	2,726
Other Comprehensive Loss	(4,813)	(1,662)
Total Comprehensive Loss	$(38,450)	$(42,648)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)
(Unaudited)

FOR THE THREE MONTHS ENDED SEPTMEMBER 29, 2019	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder Investment
BALANCES, JUNE 30, 2019	$579	$78,902	$993,873	$(292,550)	$(334,084)	446,720
Net Loss	—	—	(33,637)	—	—	(33,637)
Total Other Comprehensive Loss, Net of Tax	—	—	—	(4,813)	—	(4,813)
Cash Dividends Declared ($0.05 per share)	—	—	(2,086)	—	—	(2,086)
Stock Option Activity, Net of Tax	—	412	—	—	—	412
Restricted Stock	—	(10,064)	—	—	9,708	(356)
Amortization of Unearned Compensation	—	650	—	—	—	650
Deferred Stock	—	(597)	—	—	542	(55)
Deferred Stock - Directors	—	570	72	—	348	990
Treasury Stock Purchases	—	—	—	—	—	—
BALANCES, SEPTEMBER 29, 2019	$579	$69,873	$958,222	$(297,363)	$(323,486)	$407,825

FOR THE THREE MONTHS ENDED SEPTMEMBER 30, 2018	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholder Investment
BALANCES, JULY 1, 2018	$579	$76,408	$1,071,480	$(252,272)	$(325,771)	570,424
Net Loss	—	—	(40,986)	—	—	(40,986)
Total Other Comprehensive Loss, Net of Tax	—	—	—	(1,662)	—	(1,662)
Cash Dividends Declared ($0.14 per share)	—	—	(5,868)	—	—	(5,868)
Stock Option Activity, Net of Tax	—	555	—	—	1,823	2,378
Restricted Stock	—	(2,713)	—	—	936	(1,777)
Amortization of Unearned Compensation	—	905	—	—	—	905
Deferred Stock	—	(707)	—	—	475	(232)
Deferred Stock - Directors	—	989	249	—	—	1,238
Treasury Stock Purchases	—	—	—	—	(5,082)	(5,082)
BALANCES, SEPTEMBER 30, 2018	$579	$75,437	$1,024,875	$(253,934)	$(327,619)	$519,338

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 29, 2019	September 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(33,637)	$(40,986)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	19,657	16,003
Stock Compensation Expense	2,319	2,632
Loss on Disposition of Plant and Equipment	1,421	—
Credit for Deferred Income Taxes	(9,148)	(20,482)
Equity in Earnings of Unconsolidated Affiliates	(1,745)	(3,910)
Dividends Received from Unconsolidated Affiliates	3,453	3,101
Change in Operating Assets and Liabilities:
Accounts Receivable	36	(1,465)
Inventories	(112,759)	(127,597)
Other Current Assets	(6,974)	8,014
Accounts Payable, Accrued Liabilities and Income Taxes	(25,052)	27,374
Other, Net	735	629
Net Cash Used in Operating Activities	(161,694)	(136,687)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures	(18,825)	(21,246)
Cash Paid for Acquisition, Net of Cash Acquired	—	(8,865)
Net Cash Used in Investing Activities	(18,825)	(30,111)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Credit Facilities	210,250	153,371
Debt Issuance Costs	(4,350)	—
Treasury Stock Purchases	—	(5,082)
Stock Option Exercise Proceeds and Tax Benefits	—	1,823
Cash Dividends Paid	(5,888)	—
Payments Related to Shares Withheld for Taxes for Stock Compensation	(55)	(232)
Net Cash Provided by Financing Activities	199,957	149,880
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(300)	(940)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,138	(17,858)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning (1)	30,342	49,218
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Ending (2)	$49,480	$31,360
(1) Included within Beginning Cash, Cash Equivalents, and Restricted Cash is approximately $0.8 million and $4.3 of restricted cash as of June 30, 2019 and July 1, 2018, respectively.
(2) Included within Ending Cash, Cash Equivalents, and Restricted Cash is approximately $0.7 million and $2.3 million of restricted cash as of September 29, 2019 and September 30, 2018, respectively.

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

The majority of lawn and garden equipment is sold during the spring and summer months when most lawn care and gardening activities are performed. Engine sales in the Company’s third fiscal quarter have historically been the highest, while engine sales in the first fiscal quarter have historically been the lowest. Sales of pressure washers and lawn and garden powered equipment are typically higher during the third and fourth fiscal quarters than at other times of the year. Sales of portable generators and snowthrowers are typically higher during the first and second fiscal quarters.

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

2. New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2018-02, Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU No. 2018-02 allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The guidance is effective beginning fiscal year 2020. The Company has assessed this ASU and has determined that the Company will not make the permitted reclassification.

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting and Hedging Activities. ASU No. 2017-12 better aligns a Company's risk management activities and financial reporting for hedging relationships, in addition to simplifying certain aspects of ASC Topic 815. The guidance is effective beginning fiscal year 2020, with early adoption permitted. The Company adopted this ASU prospectively effective July 1, 2019 and this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The Company adopted the guidance beginning fiscal year 2020. The Company's project plan involved identifying and implementing appropriate changes to its business processes, systems and controls as well as compiling and evaluating lease arrangements to support lease accounting and disclosures under Topic 842. Upon adoption, the Company recorded $93 million of right of use assets and lease obligation liabilities on the consolidated balance sheet. The Company elected the practical expedient package which allows the Company to maintain historical lease classification and not reassess initial direct costs. The standard did not have a significant impact on the Company's condensed consolidated financial statements. There was no impact on existing debt covenants. See footnote 15 for additional information on leases accounting.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The objective of ASU No. 2016-01 is to provide financial statement users with additional information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU.

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended September 29, 2019
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(31,767)	$(7,066)	$(253,717)	$(292,550)
Other Comprehensive Income (Loss) Before Reclassification	(5,588)	(2,785)	10	(8,363)
Income Tax Benefit (Expense)	—	511	(2)	509
Net Other Comprehensive Income (Loss) Before Reclassifications	(5,588)	(2,274)	8	(7,854)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(413)	—	(413)
Realized (Gains) Losses - Commodity Contracts (1)	—	(81)	—	(81)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(248)	—	(248)
Amortization of Prior Service Costs (Credits) (2)	—	—	19	19
Amortization of Actuarial Losses (2)	—	—	4,725	4,725
Total Reclassifications Before Tax	—	(742)	4,744	4,002
Income Tax Expense (Benefit)	—	178	(1,139)	(961)
Net Reclassifications	—	(564)	3,605	3,041
Other Comprehensive Income (Loss)	(5,588)	(2,838)	3,613	(4,813)
Ending Balance	$(37,355)	$(9,904)	$(250,104)	$(297,363)
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

	Three Months Ended September 30, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(28,928)	$6,486	$(229,830)	$(252,272)
Other Comprehensive Income (Loss) Before Reclassification	(3,690)	252		(3,438)
Income Tax Benefit (Expense)	—	(61)		(61)
Net Other Comprehensive Income (Loss) Before Reclassifications	(3,690)	191	—	(3,499)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(951)	—	(951)
Realized (Gains) Losses - Commodity Contracts (1)	—	(4)	—	(4)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(216)	—	(216)
Amortization of Prior Service Costs (Credits) (2)	—	—	(137)	(137)
Amortization of Actuarial Losses (2)	—	—	3,728	3,728
Total Reclassifications Before Tax	—	(1,171)	3,591	2,420
Income Tax Expense (Benefit)	—	282	(865)	(583)
Net Reclassifications	—	(889)	2,726	1,837
Other Comprehensive Income (Loss)	(3,690)	(698)	2,726	(1,662)
Ending Balance	$(32,618)	$5,788	$(227,104)	$(253,934)
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

4. Revenue

The Company has adopted ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach. Revenue is measured based on consideration expected to be received from a customer, and excludes any cash discounts, volume rebates and discounts, floor plan interest, advertising allowances, and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control of a product to a customer, which is generally upon shipment.
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
Both the Engines and Products segments account for variable consideration and estimated returns according to the same accounting policies. The Company offers a variable discount if certain customers reach established volume goals in the form of tiered volume discounts. The Company applies the expected value approach to estimate the value of the discount which is then applied as a reduction to the transaction price. Included in net sales for the three months ended September 29, 2019 and September 30, 2018 were reductions for tiered volume discounts of $2.2 million and $1.2 million, respectively. The Company offers rebates in the form of promotional allowances to incentivize certain customers to make purchases. The expected value approach is used to estimate the rebate value relative to these allowances which is then applied as a reduction of the transaction price. Included in net sales for the three months ended September 29, 2019 and September 30, 2018 were reductions for rebates of $2.5 million and $0.8 million, respectively.
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for end users to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales for the three months ended September 29, 2019 and September 30, 2018 were financing costs, net of the related gain or loss on interest rate swaps, of $1.3 million and $0.7 million, respectively.
The Company estimates the expected number of returns based on historical return rates and reduces revenue by the amount of expected returns.
The Company requires prepayment on sales in limited circumstances, but the contract liability related to prepayments was immaterial as of September 29, 2019 and represents less than 1% of total sales.
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
During the three month period ended September 30, 2018, the Company recorded $4.1 million of bad debt expense related to a trade customer declaring bankruptcy. No material bad debt expense was recorded during the three month period ended September 29, 2019.
Disaggregation of Revenue
In the following table, revenue is disaggregated by primary product application. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three months ended September 29, 2019 and September 30, 2018, as follows (in thousands):

	Three Months Ended September 29, 2019
	Engines	Products	Eliminations	Total
Commercial	$39,653	$73,421	$(5,064)	$108,010
Residential	93,701	122,220	(10,212)	205,709
Total	$133,354	$195,641	$(15,276)	$313,719

	Three Months Ended September 30, 2018
	Engines	Products	Eliminations	Total
Commercial	$36,017	$71,583	$(1,466)	$106,134
Residential	83,073	101,459	(11,669)	172,863
Total	$119,090	$173,042	$(13,135)	$278,997

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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended
	September 29, 2019	September 30, 2018
Net Income (Loss)	$(33,637)	$(40,986)
Less: Allocation to Participating Securities	(63)	(154)
Net Income (Loss) Available to Common Shareholders	$(33,700)	$(41,140)
Average Shares of Common Stock Outstanding	41,603	41,858
Shares Used in Calculating Diluted Earnings (Loss) Per Share	41,603	41,858
Basic Earnings (Loss) Per Share	$(0.81)	$(0.98)
Diluted Earnings (Loss) Per Share	$(0.81)	$(0.98)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method.

As a result of the Company incurring a net loss for the three months ended September 29, 2019, potential incremental common shares of 489,185, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of September 29, 2019, the total remaining authorization was approximately $38.1 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the three months ended September 29, 2019, the Company repurchased no shares on the open market, as compared to 282,126 shares purchased on the open market at an average price of $18.02 per share during the three months ended September 30, 2018. The Company does not intend to repurchase shares through the conclusion of this authorization to support its efforts to deleverage.

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
7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Components of Net Periodic (Income) Expense:
Service Cost (Credit)	$1,254	$1,132	$31	$34
Interest Cost on Projected Benefit Obligation	8,664	9,937	449	580
Expected Return on Plan Assets	(12,823)	(13,589)	—	—
Amortization of:
Prior Service Cost (Credit)	19	45	—	(182)
Actuarial Loss	3,976	2,926	749	802
Net Periodic Expense	$1,090	$451	$1,229	$1,234

The Company expects to make benefit payments of $3.5 million attributable to its non-qualified pension plans for the full year of fiscal 2020. During the first three months of fiscal 2020, the Company made payments of approximately $0.9 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $6.7 million for its other postretirement benefit plans for the full year of fiscal 2020. During the first three months of fiscal 2020, the Company made payments of $1.7 million for its other postretirement benefit plans.

During the first three months of fiscal 2020, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal 2020. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $2.3 million for the three months ended September 29, 2019. For the three months ended September 30, 2018, stock based compensation expense was $2.6 million.

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

The Company enters into interest rate swaps to manage a portion of its interest rate risk from financing certain dealer and distributor inventories through a third party financing source. The swaps are designated as cash flow hedges and are used to effectively fix the interest payments to third party financing sources, exclusive of lender spreads, ranging from 0.98% to 2.83% for a notional principal amount of $110.0 million with expiration dates ranging from July 2021 through June 2024.

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

As of September 29, 2019 and June 30, 2019, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		September 29, 2019	June 30, 2019
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	230,000	230,000
Foreign Currency:
Australian Dollar	Sell	10,624	17,611
Brazilian Real	Sell	17,403	13,436
Canadian Dollar	Sell	5,795	14,610
Chinese Renminbi	Buy	57,200	70,555
Euro	Sell	2,550	2,750
Commodity:
Natural Gas (Therms)	Buy	5,719	7,627

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	September 29, 2019	June 30, 2019
Interest rate contracts
Other Long-Term Assets	529	876
Other Long-Term Liabilities	(15,361)	(11,634)
Foreign currency contracts
Other Current Assets	888	672
Other Long-Term Assets	—	16
Accrued Liabilities	(243)	(179)
Other Long-Term Liabilities	(26)	(11)
Commodity contracts
Other Long-Term Assets	3	—
Accrued Liabilities	(161)	(176)
Other Long-Term Liabilities	(1)	(15)
	$(14,372)	$(10,451)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended September 29, 2019
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(511)	Net Sales	$248	$—
Foreign currency contracts - sell	429	Net Sales	478	—
Foreign currency contracts - buy	(176)	Cost of Goods Sold	(65)	—
Commodity contracts	25	Cost of Goods Sold	81	—
Interest rate contracts	(2,552)	Interest Expense	—	—
	$(2,785)		$742	$—

	Three Months Ended September 30, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$106	Net Sales	$216	$—
Foreign currency contracts - sell	(331)	Net Sales	1,116	—
Foreign currency contracts - buy	(457)	Cost of Goods Sold	(165)	—
Commodity contracts	(16)	Cost of Goods Sold	4	—
	$(698)		$1,171	$—

During the next twelve months, the estimated net amount of gain on cash flow hedges as of September 29, 2019 expected to be reclassified out of AOCI into earnings is $0.9 million.
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
The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 29, 2019 and June 30, 2019 (in thousands):

		Fair Value Measurements Using
	September 29, 2019	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,420	$—	$1,420	$—
Liabilities:
Derivatives	$15,792	$—	$15,792	$—
	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,564	$—	$1,564	$—
Liabilities:
Derivatives	$12,014	$—	$12,014	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 16) at September 29, 2019 and June 30, 2019 was $198.3 million and $203.6 million, respectively, compared to the carrying value of $195.5 million and $195.5 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the ABL Facility (as defined in Note 16) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at September 29, 2019 and June 30, 2019 due to the short-term nature of these instruments.
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

	Three Months Ended
	September 29, 2019	September 30, 2018
Beginning Balance	$47,621	$45,327
Payments	(8,091)	(6,479)
Provision for Current Year Warranties	3,814	2,678
Changes in Estimates	(11)	33
Ending Balance	$43,333	$41,559

12. Income Taxes

When calculating the income tax provision, the Company used an actual effective tax rate calculation for the first quarter of fiscal year 2020.  For the first quarter of fiscal year 2019, the Company used an estimate of the annual effective tax rate based upon information known at the interim period. The effective tax rate for the first quarter of fiscal 2020 was 19.7%, compared to 30.5% for the same period last year. The Company recorded an increased research and development credit in fiscal 2019 in comparison to fiscal 2020. Additionally, the tax rate for the first quarter of fiscal 2020 was more significantly impacted by losses for which the Company does not receive a tax benefit as well as tax expense associated with the vesting and distribution of stock based compensation.
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

In assessing whether the Company should accrue a liability in its financial statements as a result of this lawsuit, the Company considered various factors, including the legal and factual circumstances of the case, the trial records and post-trial rulings of the district court, the decision of the appellate court, the current status of the proceedings, applicable law and the views of legal counsel. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of September 29, 2019.

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

	Three Months Ended
	September 29, 2019	September 30, 2018
NET SALES:
Engines	$133,354	$119,090
Products	195,641	173,042
Inter-Segment Eliminations	(15,276)	(13,135)
Total*	$313,719	$278,997
* International sales included in net sales based on product shipment destination	$102,616	$88,526
GROSS PROFIT:
Engines	$19,143	$16,042
Products	24,818	27,556
Inter-Segment Eliminations	(714)	156
Total	$43,247	$43,754
SEGMENT INCOME (LOSS):
Engines	$(27,903)	$(44,408)
Products	(5,610)	(9,880)
Inter-Segment Eliminations	(714)	156
Total	$(34,227)	$(54,132)

The following supplemental data is presented for informational purposes.

Pre-tax business optimization and engine manufacturing consolidation project charges included in gross profit were as follows (in thousands):

	Three Months Ended
	September 29, 2019	September 30, 2018
Engines	$4,988	$423
Products	649	2,880
Total	$5,637	$3,303

Pre-tax business optimization charges, engine manufacturing consolidation project charges, bad debt expense related to a major retailer bankruptcy, litigation settlement charge, and acquisition integration activities included in segment income (loss) were as follows (in thousands):

	Three Months Ended
	September 29, 2019	September 30, 2018
Engines	$5,718	$14,488
Products	707	11,641
Total	$6,425	$26,129

15. Leases

The Company leases certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured. The Company had operating lease costs of approximately $6 million for the three months ended September 29, 2019.

Leases which include renewal options that can extend the lease term are reflected in the lease term when they are reasonably certain to be exercised. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease agreements containing lease and non-lease components are accounted for separately.

At September 29, 2019, the Company had $1 million of leases classified as financing leases and approximately $90 million of non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below (in thousands):

Operating Lease Commitments
2020	$12,841
2021	12,380
2022	9,041
2023	8,504
2024	8,420
Thereafter	69,167
Total Lease Payments	120,353
Less: Interest	30,424
Total Lease Liabilities	$89,929

The Company's future minimum lease commitments, as of June 30, 2019, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows (in thousands):

2020	$20,453
2021	18,179
2022	14,784
2023	10,345
2024	9,515
Thereafter	73,639
Total Lease Payments	$146,915

Supplemental balance sheet information related to leases as of September 29, 2019, is as follows (in thousands):

September 29, 2019
Operating Leases:
Right of Use Assets	$89,929

Short-Term Lease Obligations	11,968
Long-Term Lease Obligations	77,961
Total Operating Lease Obligations	89,929

At September 29, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 11.2 years and 5.15%, respectively.

During the three months ended September 29, 2019 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $6 million. The Company incurred $2.5 million of new lease liabilities for leases entered into during the three months ended September 29, 2019.

As the Company's lease agreements normally do not provide an implicit interest rate, The Company applies its incremental borrowing rate based on the information available at commencement date in determining the present value of future lease payments. Relevant information used in determining the Company's incremental borrowing rate includes the duration of the lease, currency of the lease, and the Company's credit risk relative to risk-free market rates.

16. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	September 29, 2019	June 30, 2019
Multicurrency Credit Agreement	$—	$160,540
Total Short-Term Debt	$—	$160,540

Note Payable (NMTC transaction)	$7,685	$7,685
Unamortized Debt Issuance Costs associated with Note Payable	779	820
	$6,906	$6,865

6.875% Senior Notes	$195,464	$195,464
ABL Facility	370,790	—
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	391	495
	$565,863	$194,969
Total Long-Term Debt	$572,769	$201,834

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the three months ended September 29, 2019 and September 30, 2018, the Company made no repurchases of the Senior Notes.

On September 27, 2019 the Company entered into a $625 million revolving credit agreement ("ABL Facility") that matures on September 27, 2024, subject to a springing maturity if the Senior Notes are not refinanced or reserved under the ABL Facility 91 days prior to maturity. The ABL Facility replaces the $500 million amended and restated multicurrency credit agreement ("Revolver") dated March 25, 2016. The initial committed maximum borrowing capacity under the Credit Agreement is $625 million, subject to borrowing base capacity. Availability under the revolving credit facility is reduced by outstanding letters of credit. As of September 29, 2019, $370.8 million was outstanding under the ABL Facility. There were outstanding borrowings of $160.5 million under the Revolver as of

June 30, 2019. Subsequent to the quarter, the Company issued a $33 million stand-by letter of credit. The impact to liquidity is expected to be off-set by the end of the second quarter as real property in excess of the value of such letter of credit will be added to the borrowing base. In connection with the ABL Facility, the Company incurred $4.3 million of fees in the first quarter of Fiscal 2020. The Company classifies debt issuance costs related to the ABL Facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. The ABL Facility is secured by first priority liens on substantially all of the Company's assets.

The Senior Notes and the ABL Facility contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, make other restricted payments, incur or guarantee certain indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The ABL Facility contains a springing financial covenant that requires the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of no less than 1.0 to 1.0 when Excess Availability is less than the greater of $50 million and 12.5% of the borrowing base. If Excess Availability were to fall below this level, the Company would be required to test the Fixed Charge Coverage Ratio, and would comply.

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

In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for use on the project. Restricted cash of $0.7 million held by the Company at September 29, 2019 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization and engine manufacturing consolidation charges for the three months ended September 29, 2019 and September 30, 2018 (in thousands, except per share data):

	Three Months Ended Fiscal September
	2019 Reported	Adjustments(1)	2019 Adjusted(3)	2018 Reported	Adjustments(2)	2018 Adjusted(3)
Gross Profit:
Engines	$19,143	$4,988	$24,130	$16,042	$423	$16,465
Products	24,818	649	25,467	27,556	2,880	30,436
Inter-Segment Eliminations	(714)	—	(714)	156	—	156
Total	$43,247	$5,637	$48,883	$43,754	$3,303	$47,057

Engineering, Selling, General and Administrative Expenses:
Engines	$47,326	$248	$47,078	$62,189	$13,128	$49,061
Products	31,411	58	31,353	38,670	8,761	29,909
Total	$78,737	$307	$78,431	$100,859	$21,889	$78,970

Equity in Earnings of Unconsolidated Affiliates
Engines	$280	$482	$762	$1,739	$937	$2,676
Products	983	—	983	1,234	—	1,234
Total	$1,263	$482	$1,745	$2,973	$937	$3,910

Segment Income (Loss):
Engines	$(27,903)	$5,718	$(22,185)	$(44,408)	$14,488	$(29,920)
Products	(5,610)	707	(4,903)	(9,880)	11,641	1,761
Inter-Segment Eliminations	(714)	—	(714)	156	—	156
Total	$(34,227)	$6,425	$(27,802)	$(54,132)	$26,129	$(28,003)

Income Before Income Taxes	(41,875)	6,425	(35,450)	(58,949)	26,129	(32,820)
Provision for Income Taxes	(8,238)	421	(7,817)	(17,963)	6,154	(11,809)
Net Income (Loss)	$(33,637)	$6,004	$(27,633)	$(40,986)	$19,975	$(21,011)

Earnings Per Share
Basic	$(0.81)	$0.14	$(0.67)	$(0.98)	$0.47	$(0.51)
Diluted	(0.81)	0.14	$(0.67)	(0.98)	0.47	$(0.51)
(1) For the first quarter of fiscal 2020, engine manufacturing consolidation charges include $2,039 ($1,987 after tax) of cash charges and $2,788 ($2,717 after tax) of non-cash charges related to the closure of the engine plant in Murray, Kentucky. Business optimization expenses include $1,079 ($896 after tax) of cash charges and $519 ($431 million after tax) of non-cash charges related to the business optimization program.
(2)  For the first quarter of fiscal 2019, business optimization expenses include $763 ($598 after tax) of non-cash charges related to accelerated depreciation, and $19,168 ($14,598 after tax) of cash charges related primarily to activities associated with the Company's Q1 FY19 ERP go-live, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized bad debt expense of $4,132 ($3,199 after tax) after a major retailer announced that it had filed for bankruptcy protection. The Company recognized $2,000 ($1,529 after tax) for amounts accrued related to a litigation settlement charge and $65 ($50 after tax) related to acquisition integration activities.

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

NET SALES

Consolidated net sales for the first quarter of fiscal 2020 were $313.7 million, an increase of $34.7 million, or 12.5%, from the first quarter of fiscal 2019.

Engines segment net sales in the first quarter of fiscal 2020 increased $14.2 million or 12.0% from the prior year. Engine sales unit volumes increased by 12%, or approximately 89,000 engines, in the first quarter of fiscal 2020 compared to the same period last year. Last year’s first quarter sales were low for engines and service parts sales due to shipments made in advance of the ERP go-live. This caused Australia and North America residential engines sales to increase, but Europe sales declined due to elevated channel inventories. Service parts sales further benefited this year by improved throughput of the Company's distribution centers and the Engines segment also achieved 10% growth in Vanguard commercial engines. Modestly unfavorable foreign currency impacts offset increased pricing to help offset tariff costs.

Products segment net sales in the first quarter of fiscal 2020 increased $22.6 million, or 13.1%, from the prior year. The increase was primarily due to higher shipments of non-storm related generators, Ferris commercial mowers, Victa mowers in Australia and higher service parts. This growth was partially offset by lower sales of job site products and storm-related generator sales. Price increases to help offset tariffs and other product inflation costs were partly mitigated by unfavorable foreign currency impacts.

GROSS PROFIT

The consolidated gross profit percentage was 13.8% in the first quarter of fiscal 2020, a decrease from 15.7% in the same period last year. Adjusted gross profit percentage was 15.6% in the first quarter this year, a decrease from 16.9% in the same period last year.

The Engines segment gross profit percentage was 14.4% in the first quarter of fiscal 2020, an increase of 90 basis points from 13.5% in the first quarter of fiscal 2019. Adjusted gross profit margins also improved 430 basis points on favorable sales mix driven largely by a higher proportion of service parts revenue and growth in commercial engines as well as business optimization program savings. This improvement was partially offset by unfavorable foreign currency impacts.

The Products segment gross profit percentage was 12.7% for the first quarter of fiscal 2020, down from 15.9% in the first quarter of fiscal 2019. Adjusted gross profit percentage was 13.0% for the first quarter of fiscal 2020, down from 17.6% in the first quarter of fiscal 2019. The decrease in adjusted gross profit percentage was primarily due to residual inefficiencies from the business optimization program go-live, unfavorable sales mix primarily related to efforts to reduce inventories and higher product costs net of pricing, predominantly driven by tariffs. Additional price increases and product cost reductions will be implemented to help mitigate the impact of tariffs on a full year basis.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses (ESG&A) were $78.7 million in the first quarter of fiscal 2020, a decrease of $22.1 million or 21.9% from the first quarter of fiscal 2019.

The Engines segment ESG&A expenses for the first quarter of fiscal 2020 decreased $14.9 million from the first quarter of fiscal 2019. Adjusted ESG&A expenses decreased $2.0 million from last year primarily related to pacing of expenses. GAAP ESG&A expense included more business optimization charges in the first quarter of fiscal 2019 compared to the current year.

The Products segment ESG&A decreased by $7.3 million and adjusted ESG&A expenses increased $1.4 million compared with the previous year. Adjusted ESG&A increased as anticipated largely from higher marketing activity and compensation costs. Fiscal 2019 GAAP ESG&A expenses included $4.1 million of bad debt expense due to a major retailer announcing that it had filed for bankruptcy protection, $2.0 million for amounts accrued related to a litigation settlement, and higher business optimization charges.

INTEREST EXPENSE

Interest expense for the first three months of fiscal 2020 was $1.7 million higher than the same period last year due to higher borrowings on the revolver.

PROVISION FOR INCOME TAXES

The effective tax rate for the first quarter of fiscal 2020 was 19.7%, compared to 30.5% for the same period last year. The Company recorded an increased research and development credit in fiscal 2019 in comparison to fiscal 2020. Additionally, the tax rate for the first quarter of fiscal 2020 was more significantly impacted by losses for which the Company does not receive a tax benefit as well as tax expense associated with the vesting and distribution of stock compensation. Changes in corporate tax rates, the deferred tax assets and liabilities relating to the Company’s U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax legislation could have a material impact on the Company’s future consolidated tax expense.

BUSINESS OPTIMIZATION PROGRAM

The Company made significant progress on implementing its previously announced business optimization program in fiscal 2020. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, expanding Ferris commercial mower production capacity into a new, modern facility which is located close to the current manufacturing facility in New York, and the implementation of an ERP upgrade. The Company went live with the ERP upgrade at the beginning of the first quarter of fiscal 2019.

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

During fiscal 2020, the Company recorded business optimization charges of $1.6 million ($1.3 million after tax or $0.2 per diluted share). Remaining program costs to be incurred in fiscal 2020 are expected to be $3 million. The business optimization program is expected to generate pre-tax savings of $35 million to $40 million of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates the future annual savings will be achieved by fiscal 2022.

ENGINE MANUFACTURING CONSOLIDATION PROJECT

The Company made progress on the previously announced engine manufacturing consolidation project in the first quarter of fiscal 2020. Subsequent to quarter end, the Company ceased assembly on one of the two production lines at the Murray, Kentucky facility. The Company is on track to initiate assembly of new models at the Popular Bluff, Missouri plant. The Company is on track to fully transition engine assembly to the Popular Bluff plant early in the third fiscal quarter of fiscal 2020. Project costs remain on track, and the Company remains on target to recognize approximately $10 million in pre-tax cost savings in fiscal 2021 and upwards of $14 million in savings by fiscal 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first three months of fiscal 2020 were $161.7 million compared to $136.7 million in the first three months of fiscal 2019. The increase in cash used in operating activities was related to changes in working capital, primarily the decrease in accounts payable balance balances during the first fiscal quarter of 2020.

Cash flows used in investing activities were $18.8 million and $30.1 million during the first three months of fiscal 2020 and fiscal 2019, respectively. The $11.3 million decrease in cash used in investing activities was primarily related to lower capital expenditures and lower cash paid for acquisitions.

Cash flows provided by financing activities were $200.0 million and $149.9 million during the first three months of fiscal 2020 and 2019, respectively. The $50.1 million increase in cash provided by financing activities was attributable to higher borrowings on the ABL Facility (as defined below) and lower treasury stock purchases in the first three months of fiscal 2020 compared to the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On September 27, 2019 the Company entered into a $625 million revolving credit agreement ("ABL Facility") that matures on September 27, 2024. The ABL Facility replaces the $500 million amended and restated multicurrency credit agreement ("Revolver") dated March 25, 2016. The initial maximum availability under the Credit Agreement is $625 million. Availability under the revolving credit facility is reduced by outstanding letters of credit. As of September 29, 2019, $370.8 million was outstanding under the ABL Facility. There were outstanding borrowings of $160.5 million under the Revolver as of June 30, 2019. In connection with the ABL Facility agreement, the Company incurred $4.3 million of fees in the first quarter of Fiscal 2020. The Company classifies debt issuance costs related to the ABL Facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. The ABL Facility is secured by first priority liens on substantially all of the Company's assets.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of September 29, 2019, the total remaining authorization was approximately $38.1 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the three months ended September 29, 2019, the Company repurchased no shares on the open market, as compared to 282,126 shares purchased on the open market at an average price of $18.02 per share during the three months ended September 30, 2018. The Company does not intend to repurchase shares through the conclusion of this authorization to support its efforts to deleverage.

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

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 27, 2019 filing of the Company’s Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 27, 2019 filing of the Company’s Annual Report on Form 10-K, except that subsequent to the filing of the Company's Annual Report on Form 10-K, on September 27, 2019, the Company entered into a $625 million revolving credit agreement which replaces the multicurrency credit agreement dated March 25, 2016. The new revolving credit agreement matures on September 27, 2024. A discussion of the new agreement is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "Debt" and is incorporated herein by reference.

CRITICAL ACCOUNTING POLICIES

There have been no material changes in the Company’s critical accounting policies since the August 27, 2019 filing of its Annual Report on Form 10-K. As discussed in its annual report, the preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes since the August 27, 2019 filing of the Company’s Annual Report on Form 10-K.

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended September 29, 2019, the Company adopted the new lease standard, Topic 842. The Company added additional controls over financial reporting by using a company-wide lease system to gather lease information required for financial statement presentation. There have been no other changes in the Company’s internal control over financial reporting during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of legal proceedings is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "Commitments and Contingencies" and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes since the August 27, 2019 filing of the Company’s Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended September 29, 2019.

2019 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)
July 1, 2019 to July 28, 2019	—	$—	—	$38,062,939
July 29, 2019 to August 25, 2019	—	—	—	38,062,939
August 26, 2019 to September 29, 2019	—	—	—	38,062,939
Total First Quarter	—	$—	—	$38,062,939
(a) On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	November 5, 2019	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer