Form 10-Q
period 2019-12-29
BRIGGS & STRATTON CORP
filed 2020-02-04
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at January 24, 2020
COMMON STOCK, par value $0.01 per share	42,478,165 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	December 29, 2019	June 30, 2019
CURRENT ASSETS:
Cash and Cash Equivalents	$42,230	$29,569
Accounts Receivable, Net	219,351	198,498
Inventories -
Finished Products	419,702	344,277
Work in Process	173,919	145,182
Raw Materials	18,498	12,547
Total Inventories	612,119	502,006
Prepaid Expenses and Other Current Assets	34,141	32,404
Total Current Assets	907,841	762,477
OTHER ASSETS:
Goodwill	169,451	169,682
Investments	46,698	49,641
Other Intangible Assets, Net	94,915	96,738
Long-Term Deferred Income Tax Asset	56,022	43,172
Other Long-Term Assets, Net	21,438	18,676
Right of Use Asset	107,605	—
Total Other Assets	496,129	377,909
PLANT AND EQUIPMENT:
Cost	1,231,874	1,220,339
Less - Accumulated Depreciation	834,968	809,294
Total Plant and Equipment, Net	396,906	411,045
TOTAL ASSETS	$1,800,876	$1,551,431

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	December 29, 2019	June 30, 2019
CURRENT LIABILITIES:
Accounts Payable	$215,295	$287,620
Short-Term Debt	195,175	160,540
Accrued Liabilities	134,463	129,585
Short-Term Lease Obligations	12,368	—
Total Current Liabilities	557,301	577,745
OTHER LIABILITIES:
Accrued Pension Cost	213,268	221,033
Accrued Employee Benefits	21,174	21,311
Accrued Postretirement Health Care Obligation	22,752	25,929
Accrued Warranty	19,280	19,572
Other Long-Term Liabilities	46,326	44,152
Long-Term Lease Obligations	92,945	—
Long-Term Debt	428,300	194,969
Total Other Liabilities	844,045	526,966
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	70,901	78,902
Retained Earnings	940,616	993,873
Accumulated Other Comprehensive Loss	(288,983)	(292,550)
Treasury Stock at cost, 15,374 and 15,772 shares, respectively	(323,583)	(334,084)
Total Shareholders’ Investment	399,530	446,720
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,800,876	$1,551,431

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
NET SALES	$437,941	$505,462	$751,660	$784,459
COST OF GOODS SOLD	369,916	413,005	640,389	648,248
Gross Profit	68,025	92,457	111,271	136,211
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	79,124	87,139	157,861	187,998
EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES	946	3,017	2,209	5,990
Income (Loss) from Operations	(10,153)	8,335	(44,381)	(45,797)
INTEREST EXPENSE	(8,965)	(7,482)	(15,869)	(12,643)
OTHER INCOME (EXPENSE), Net	(388)	(946)	(1,131)	(603)
Loss Before Income Taxes	(19,506)	(93)	(61,381)	(59,043)
PROVISION (CREDIT) FOR INCOME TAXES	(4,162)	2,511	(12,400)	(15,452)
NET LOSS	$(15,344)	$(2,604)	$(48,981)	$(43,591)

EARNINGS (LOSS) PER SHARE
Basic	$(0.37)	$(0.07)	$(1.18)	$(1.05)
Diluted	(0.37)	(0.07)	(1.18)	(1.05)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	41,725	41,689	41,664	41,773
Diluted	41,725	41,689	41,664	41,773

DIVIDENDS PER SHARE	$0.05	$0.14	$0.10	$0.28

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net Loss	$(15,344)	$(2,604)	$(48,981)	$(43,591)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	3,331	264	(2,257)	(3,426)
Unrealized Gain (Loss) on Derivative Instruments, Net of Tax	1,450	(3,780)	(1,388)	(4,478)
Unrecognized Pension & Postretirement Obligation, Net of Tax	3,599	2,682	7,212	5,408
Other Comprehensive Income (Loss)	8,380	(834)	3,567	(2,496)
Total Comprehensive Loss	$(6,964)	$(3,438)	$(45,414)	$(46,087)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)
(Unaudited)

FOR THE THREE MONTHS ENDED DECEMBER 29, 2019	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, SEPTEMBER 29, 2019	$579	$69,873	$958,222	$(297,363)	$(323,486)	407,825
Net Loss	—	—	(15,344)	—	—	(15,344)
Total Other Comprehensive Income, Net of Tax	—	—	—	8,380	—	8,380
Cash Dividends Declared ($0.05 per share)	—	—	(2,124)	—	—	(2,124)
Stock Option Activity, Net of Tax	—	346	—	—	—	346
Restricted Stock	—	29	—	—	(97)	(68)
Amortization of Unearned Compensation	—	631	—	—	—	631
Deferred Stock	—	—	—	—	—	—
Deferred Stock - Directors	—	22	(138)	—	—	(116)
Treasury Stock Purchases	—	—	—	—	—	—
BALANCES, DECEMBER 29, 2019	$579	$70,901	$940,616	$(288,983)	$(323,583)	$399,530

FOR THE THREE MONTHS ENDED DECEMBER 30, 2018	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, SEPTEMBER 30, 2018	$579	$75,437	$1,024,875	$(253,934)	$(327,619)	519,338
Net Loss	—	—	(2,604)	—	—	(2,604)
Total Other Comprehensive Loss, Net of Tax	—	—	—	(834)	—	(834)
Cash Dividends Declared ($0.14 per share)	—	—	(5,891)	—	—	(5,891)
Stock Option Activity, Net of Tax	—	472	—	—	—	472
Restricted Stock	—	46	—	—	15	61
Amortization of Unearned Compensation	—	1,410	—	—	—	1,410
Deferred Stock	—	(69)	—	—	43	(26)
Deferred Stock - Directors	—	14	(175)	—	—	(161)
Treasury Stock Purchases	—	—	—	—	(6,346)	(6,346)
BALANCES, DECEMBER 30, 2018	$579	$77,310	$1,016,205	$(254,768)	$(333,907)	$505,419

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)
(Unaudited)

FOR THE SIX MONTHS ENDED DECEMBER 29, 2019	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JUNE 30, 2019	$579	$78,902	$993,873	$(292,550)	$(334,084)	446,720
Net Loss	—	—	(48,981)	—	—	(48,981)
Total Other Comprehensive Income, Net of Tax	—	—	—	3,567	—	3,567
Cash Dividends Declared ($0.10 per share)	—	—	(4,248)	—	—	(4,248)
Stock Option Activity, Net of Tax	—	758	—	—	—	758
Restricted Stock	—	(10,035)	—	—	9,611	(424)
Amortization of Unearned Compensation	—	1,281	—	—	—	1,281
Deferred Stock	—	(597)	—	—	542	(55)
Deferred Stock - Directors	—	592	(28)	—	348	912
Treasury Stock Purchases	—	—	—	—	—	—
BALANCES, DECEMBER 29, 2019	$579	$70,901	$940,616	$(288,983)	$(323,583)	$399,530

FOR THE SIX MONTHS ENDED DECEMBER 30, 2018	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JULY 1, 2018	$579	$76,408	$1,071,480	$(252,272)	$(325,771)	570,424
Net Loss	—	—	(43,591)	—	—	(43,591)
Total Other Comprehensive Loss, Net of Tax	—	—	—	(2,496)	—	(2,496)
Cash Dividends Declared ($0.28 per share)	—	—	(11,840)	—	—	(11,840)
Stock Option Activity, Net of Tax	—	1,027	—	—	1,863	2,890
Restricted Stock	—	(2,667)	—	—	910	(1,757)
Amortization of Unearned Compensation	—	2,315	—	—	—	2,315
Deferred Stock	—	(776)	—	—	520	(256)
Deferred Stock - Directors	—	1,003	156	—	—	1,159
Treasury Stock Purchases	—	—	—	—	(11,429)	(11,429)
BALANCES, DECEMBER 30, 2018	$579	$77,310	$1,016,205	$(254,768)	$(333,907)	$505,419

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 29, 2019	December 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(48,981)	$(43,591)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	37,491	32,263
Stock Compensation Expense	2,694	3,177
Loss on Disposition of Plant and Equipment	1,421	66
Credit for Deferred Income Taxes	(15,551)	(19,550)
Equity in Earnings of Unconsolidated Affiliates	(2,730)	(7,854)
Dividends Received from Unconsolidated Affiliates	4,300	10,510
Change in Operating Assets and Liabilities:
Accounts Receivable	(21,092)	(59,838)
Inventories	(111,404)	(157,401)
Other Current Assets	852	1,947
Accounts Payable, Accrued Liabilities and Income Taxes	(54,464)	22,382
Other, Net	(397)	1,862
Net Cash Used in Operating Activities	(207,861)	(216,027)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures (3)	(34,431)	(34,234)
Proceeds Received on Disposition of Plant and Equipment	15	12
Cash Paid for Acquisition, Net of Cash Acquired	—	(8,865)
Net Cash Used in Investing Activities	(34,416)	(43,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Credit Facilities	267,757	266,038
Repayments on Long-Term Debt	—	(4,875)
Debt Issuance Costs	(4,800)	—
Treasury Stock Purchases	—	(11,429)
Stock Option Exercise Proceeds and Tax Benefits	—	1,823
Cash Dividends Paid	(7,936)	(5,948)
Payments Related to Shares Withheld for Taxes for Stock Compensation	(55)	(257)
Net Cash Provided by Financing Activities	254,966	245,352
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(74)	(336)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,615	(14,098)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning (1)	30,342	49,218
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Ending (2)	$42,957	$35,120
(1) Included within Beginning Cash, Cash Equivalents, and Restricted Cash is approximately $0.8 million and $4.3 of restricted cash as of June 30, 2019 and July 1, 2018, respectively.
(2) Included within Ending Cash, Cash Equivalents, and Restricted Cash is approximately $0.7 million and $1.2 million of restricted cash as of December 29, 2019 and December 30, 2018, respectively.
(3) Non-cash investing activity: The change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable is $5.7 million for the six months ended December 29, 2019 and is $2.8 million for the six months ended December 30, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The Company adopted the guidance beginning fiscal year 2020. The Company's project plan involved identifying and implementing appropriate changes to its business processes, systems and controls as well as compiling and evaluating lease arrangements to support lease accounting and disclosures under Topic 842. Upon adoption, the Company recorded $93.0 million of right of use assets and lease obligation liabilities on the consolidated balance sheet. The Company elected the practical expedient package which allows the Company to maintain historical lease classification and not reassess initial direct costs. The standard did not have a significant impact on the Company's condensed consolidated financial statements. There was no impact on existing debt covenants. See footnote 15 for additional information on lease accounting.

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

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended December 29, 2019
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(37,355)	$(9,904)	$(250,104)	$(297,363)
Other Comprehensive Income (Loss) Before Reclassification	3,331	1,999	(35)	5,295
Income Tax Benefit (Expense)	—	(480)	8	(472)
Net Other Comprehensive Income (Loss) Before Reclassifications	3,331	1,519	(27)	4,823
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(291)	—	(291)
Realized (Gains) Losses - Commodity Contracts (1)	—	64	—	64
Realized (Gains) Losses - Interest Rate Swaps (1)	—	136	—	136
Amortization of Prior Service Costs (Credits) (2)	—	—	19	19
Amortization of Actuarial Losses (2)	—	—	4,752	4,752
Total Reclassifications Before Tax	—	(91)	4,771	4,680
Income Tax Expense (Benefit)	—	22	(1,145)	(1,123)
Net Reclassifications	—	(69)	3,626	3,557
Other Comprehensive Income	3,331	1,450	3,599	8,380
Ending Balance	$(34,024)	$(8,454)	$(246,505)	$(288,983)
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

	Three Months Ended December 30, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(32,618)	$5,788	$(227,104)	$(253,934)
Other Comprehensive Income (Loss) Before Reclassification	264	(3,050)		(2,786)
Income Tax Benefit (Expense)	—	732		732
Net Other Comprehensive Income (Loss) Before Reclassifications	264	(2,318)	—	(2,054)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(1,757)	—	(1,757)
Realized (Gains) Losses - Commodity Contracts (1)	—	(6)	—	(6)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(160)	—	(160)
Amortization of Prior Service Costs (Credits) (2)	—	—	(137)	(137)
Amortization of Actuarial Losses (2)	—	—	3,671	3,671
Total Reclassifications Before Tax	—	(1,923)	3,534	1,611
Income Tax Expense (Benefit)	—	461	(852)	(391)
Net Reclassifications	—	(1,462)	2,682	1,220
Other Comprehensive Income (Loss)	264	(3,780)	2,682	(834)
Ending Balance	$(32,354)	$2,008	$(224,422)	$(254,768)
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

	Six Months Ended December 29, 2019
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(31,767)	$(7,066)	$(253,717)	$(292,550)
Other Comprehensive Income (Loss) Before Reclassification	(2,257)	(1,495)	(27)	(3,779)
Income Tax Benefit (Expense)		359	6	365
Net Other Comprehensive Income (Loss) Before Reclassifications	(2,257)	(1,136)	(21)	(3,414)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(861)		(861)
Realized (Gains) Losses - Commodity Contracts (1)	—	145		145
Realized (Gains) Losses - Interest Rate Swaps (1)	—	384		384
Amortization of Prior Service Costs (Credits) (2)	—		39	39
Amortization of Actuarial Losses (2)	—		9,478	9,478
Total Reclassifications Before Tax	—	(332)	9,517	9,185
Income Tax Expense (Benefit)	—	80	(2,284)	(2,204)
Net Reclassifications	—	(252)	7,233	6,981
Other Comprehensive Income (Loss)	(2,257)	(1,388)	7,212	3,567
Ending Balance	$(34,024)	$(8,454)	$(246,505)	$(288,983)

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

	Six Months Ended December 30, 2018
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(28,928)	$6,486	$(229,830)	$(252,272)
Other Comprehensive Income (Loss) Before Reclassification	(3,426)	(1,115)	—	(4,541)
Income Tax Benefit (Expense)	—	267	—	267
Net Other Comprehensive Income (Loss) Before Reclassifications	(3,426)	(848)	—	(4,274)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(2,708)	—	(2,708)
Realized (Gains) Losses - Commodity Contracts (1)	—	(4)	—	(4)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(216)	—	(216)
Amortization of Prior Service Costs (Credits) (2)	—	—	(275)	(275)
Amortization of Actuarial Losses (2)	—	—	7,399	7,399
Total Reclassifications Before Tax	—	(2,928)	7,124	4,196
Income Tax Expense (Benefit)	—	(702)	(1,716)	(2,418)
Net Reclassifications	—	(3,630)	5,408	1,778
Other Comprehensive Income (Loss)	(3,426)	(4,478)	5,408	(2,496)
Ending Balance	$(32,354)	$2,008	$(224,422)	$(254,768)
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
Both the Engines and Products segments account for variable consideration and estimated returns according to the same accounting policies. The Company offers a variable discount if certain customers reach established volume goals in the form of tiered volume discounts. The Company applies the expected value approach to estimate the value of the discount which is then applied as a reduction to the transaction price. Included in net sales for the three and six months ended December 29, 2019 were reductions for tiered volume discounts of $3.7 million and $5.9 million, respectively. Included in net sales for the three and six months ended December 30, 2018 were reductions for tiered volume discounts of $1.2 million and $2.4 million, respectively. The Company offers rebates in the form of promotional allowances to incentivize certain customers to make purchases. The expected value approach is used to estimate the rebate value relative to these allowances which is then applied as a reduction of the transaction price. Included in net sales for the three months ended December 29, 2019 was an increase for rebates of $0.4 million and included in net sales for the six months ended December 29, 2019 were reductions for rebates of $2.1 million. Included in net sales for the three and six months ended December 30, 2018 were reductions for rebates of $1.1 million and $1.9 million, respectively.
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for end users to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales for the three and six months ended December 29, 2019 were financing costs, net of the related gain or loss on interest rate swaps, of $4.2 million and $5.4 million, respectively. Included in net sales for the three and six months ended December 30, 2018 were financing costs, net of the related gain or loss on interest rate swaps, of $0.9 million and $1.6 million, respectively.
The Company estimates the expected number of returns based on historical return rates and reduces revenue by the amount of expected returns.
The Company requires prepayment on sales in limited circumstances, but the contract liability related to prepayments was immaterial as of December 29, 2019 and represents less than 1% of total sales.
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
During the six month period ended December 30, 2018, the Company recorded $4.1 million of bad debt expense related to a trade customer declaring bankruptcy. No material bad debt expense was recorded during the three month period ended December 30, 2018. No material bad debt expense was recorded during the three and six month periods ended December 29, 2019.
Disaggregation of Revenue
In the following table, revenue is disaggregated by primary product application. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the three months ended December 29, 2019 and September 30, 2018, as follows (in thousands):

	Three Months Ended December 29, 2019
	Engines	Products	Eliminations	Total
Commercial	$49,626	$102,487	$(7,910)	$144,203
Residential	169,564	139,497	(15,323)	293,738
Total	$219,190	$241,984	$(23,233)	$437,941

	Three Months Ended December 30, 2018
	Engines	Products	Eliminations	Total
Commercial	$58,188	$99,766	$(7,460)	$150,494
Residential	213,830	154,861	(13,723)	354,968
Total	$272,018	$254,627	$(21,183)	$505,462

	Six Months Ended December 29, 2019
	Engines	Products	Eliminations	Total
Commercial	$89,279	$175,907	$(12,974)	$252,212
Residential	263,265	261,718	(25,535)	499,448
Total	$352,544	$437,625	$(38,509)	$751,660

	Six Months Ended December 30, 2018
	Engines	Products	Eliminations	Total
Commercial	$94,205	$171,349	$(8,926)	$256,628
Residential	296,903	256,321	(25,393)	527,831
Total	$391,108	$427,670	$(34,319)	$784,459

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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Net Loss	$(15,344)	$(2,604)	$(48,981)	$(43,591)
Less: Allocation to Participating Securities	(63)	(154)	(127)	(305)
Net Loss Available to Common Shareholders	$(15,407)	$(2,758)	$(49,108)	$(43,896)
Average Shares of Common Stock Outstanding	41,725	41,689	41,664	41,773
Shares Used in Calculating Diluted Earnings (Loss) Per Share	41,725	41,689	41,664	41,773
Basic Earnings (Loss) Per Share	$(0.37)	$(0.07)	$(1.18)	$(1.05)
Diluted Earnings (Loss) Per Share	$(0.37)	$(0.07)	$(1.18)	$(1.05)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method.

As a result of the Company incurring a net loss for the three and six months ended December 29, 2019, potential incremental common shares of 618,063 and 547,400, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of December 29, 2019, the total remaining authorization was approximately $38.1 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the six months ended December 29, 2019, the Company repurchased no shares on the open market, as compared to 684,822 shares purchased on the open market at an average price of $16.69 per share during the six months ended December 30, 2018. The Company does not intend to repurchase shares through the conclusion of this authorization to support its efforts to deleverage.

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
7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Components of Net Periodic (Income) Expense:
Service Cost (Credit)	$1,193	$1,138	$10	$19
Interest Cost on Projected Benefit Obligation	8,656	9,923	453	586
Expected Return on Plan Assets	(12,818)	(13,574)	—	—
Amortization of:
Prior Service Cost (Credit)	19	45	—	(182)
Actuarial Loss	3,998	2,893	754	778
Net Periodic Expense	$1,048	$425	$1,217	$1,201

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Components of Net Periodic (Income) Expense:
Service Cost (Credit)	$2,447	$2,270	$41	$53
Interest Cost on Projected Benefit Obligation	17,319	19,860	902	1,166
Expected Return on Plan Assets	(25,641)	(27,164)	—	—
Amortization of:
Prior Service Cost (Credit)	39	90	—	(365)
Actuarial Loss	7,974	5,819	1,504	1,580
Net Periodic Expense	$2,138	$875	$2,447	$2,434

The Company expects to make benefit payments of $3.5 million attributable to its non-qualified pension plans for the full year of fiscal 2020. During the first six months of fiscal year 2020, the Company made payments of approximately $1.8 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $6.3 million for its other postretirement benefit plans for the full year of fiscal 2020. During the first six months of fiscal year 2020, the Company made payments of $4.3 million for its other postretirement benefit plans.

During the first six months of fiscal year 2020, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal year 2020. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
8. Stock Incentives

Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $0.4 million and $2.7 million for the three and six month periods ended December 29, 2019. For the three and six months ended December 30, 2018, stock based compensation expense was $1.0 million and $3.2 million.

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

In the second quarter of fiscal year 2019, the Company entered into interest rate swaps to manage a portion of its interest rate risk from anticipated floating rate, LIBOR based indebtedness, exclusive of lender spreads, ranging from 2.47% to 3.13%. The swaps are designated as cash flow hedges, in an aggregate amount of $120 million, with forward starting dates between June and December 2019 and termination dates between June 2023 and December 2029.

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

As of December 29, 2019 and June 30, 2019, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		December 29, 2019	June 30, 2019
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	230,000	230,000
Foreign Currency:
Australian Dollar	Sell	14,243	17,611
Brazilian Real	Sell	26,897	13,436
Canadian Dollar	Sell	20,615	14,610
Chinese Renminbi	Buy	100,050	70,555
Euro	Sell	10,090	2,750
Commodity:
Natural Gas (Therms)	Buy	4,074	7,627

The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	December 29, 2019	June 30, 2019
Interest rate contracts
Other Long-Term Assets	511	876
Other Long-Term Liabilities	(12,728)	(11,634)
Foreign currency contracts
Other Current Assets	193	672
Other Long-Term Assets	38	16
Accrued Liabilities	(474)	(179)
Other Long-Term Liabilities	(13)	(11)
Commodity contracts
Other Current Assets	2	—
Accrued Liabilities	(197)	(176)
Other Long-Term Liabilities	—	(15)
	$(12,668)	$(10,451)

The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended December 29, 2019
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$203	Net Sales	$(136)	$—
Foreign currency contracts - sell	(657)	Net Sales	345	—
Foreign currency contracts - buy	151	Cost of Goods Sold	(54)	—
Commodity contracts	(27)	Cost of Goods Sold	(64)	—
Interest rate contracts	1,780	Interest Expense	—	—
	$1,450		$91	$—

	Three Months Ended December 30, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(58)	Net Sales	$216	$—
Foreign currency contracts - sell	(1,509)	Net Sales	1,520	—
Foreign currency contracts - buy	(2,211)	Cost of Goods Sold	237	—
Commodity contracts	(2)	Cost of Goods Sold	4	—
	$(3,780)		$1,977	$—

	Six Months Ended December 29, 2019
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(309)	Net Sales	$(384)	$—
Foreign currency contracts - sell	(228)	Net Sales	980	—
Foreign currency contracts - buy	(25)	Cost of Goods Sold	(119)	—
Commodity contracts	(2)	Cost of Goods Sold	(145)	—
Interest rate contracts	$(824)	Interest Expense	$—	$—
	$(1,388)		$332	$—

	Six Months Ended December 30, 2018
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$48	Net Sales	$216	$—
Foreign currency contracts - sell	(1,840)	Net Sales	2,636	—
Foreign currency contracts - buy	(2,668)	Cost of Goods Sold	72	—
Commodity contracts	(18)	Cost of Goods Sold	4	—
	$(4,478)		$2,928	$—

During the next twelve months, the estimated net amount of gain on cash flow hedges as of December 29, 2019 expected to be reclassified out of AOCI into earnings is $0.4 million.
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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 29, 2019 and June 30, 2019 (in thousands):

		Fair Value Measurements Using
	December 29, 2019	Level 1	Level 2	Level 3
Assets:
Derivatives	$744	$—	$744	$—
Liabilities:
Derivatives	$(13,412)	$—	$(13,412)	$—
	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,564	$—	$1,564	$—
Liabilities:
Derivatives	$12,014	$—	$12,014	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 16) at December 29, 2019 and June 30, 2019 was $194.7 million and $203.6 million, respectively, compared to the carrying value of $195.5 million and $195.5 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. The carrying value of the ABL Facility (as defined in Note 16) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at December 29, 2019 and June 30, 2019 due to the short-term nature of these instruments.
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

	Six Months Ended
	December 29, 2019	December 30, 2018
Beginning Balance	$47,624	$45,327
Payments	(14,944)	(12,335)
Provision for Current Year Warranties	9,753	9,176
Changes in Estimates	(43)	60
Ending Balance	$42,390	$42,228

12. Income Taxes

When calculating the income tax provision, the Company used an actual effective tax rate calculation for the second quarter of fiscal year 2020. For the second quarter of fiscal year 2019, the Company used an estimate of the annual effective tax rate based upon information known at the interim period. The effective tax rate for the second quarter of fiscal year 2020 was 21.3% compared to (2,682.4)% for the same period last year. In the second quarter of fiscal year 2019, the Company recorded an income tax expense of approximately $1.1 million related to the inclusion of foreign earnings as a result of U.S. tax legislation despite incurring a loss before tax. The tax rate for the second quarter of fiscal year 2020 was driven by the pre-tax loss generated. The tax benefit generated was partially offset by foreign losses for which the Company does not receive a tax benefit.

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

In assessing whether the Company should accrue a liability in its financial statements as a result of this lawsuit, the Company considered various factors, including the legal and factual circumstances of the case, the trial records and post-trial rulings of the district court, the decision of the appellate court, the current status of the proceedings, applicable law and the views of legal counsel. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of December 29, 2019.

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

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
NET SALES:
Engines	$219,190	$272,018	$352,544	$391,108
Products	241,984	254,627	437,625	427,670
Inter-Segment Eliminations	(23,233)	(21,183)	(38,509)	(34,319)
Total*	$437,941	$505,462	$751,660	$784,459
* International sales included in net sales based on product shipment destination	$144,019	$148,125	$246,635	$236,651
GROSS PROFIT:
Engines	$33,192	$55,614	$52,334	$71,551
Products	35,179	37,577	59,997	65,213
Inter-Segment Eliminations	(346)	(734)	(1,060)	(553)
Total	$68,025	$92,457	$111,271	$136,211
SEGMENT INCOME (LOSS):
Engines	$(14,248)	$4,658	$(42,152)	$(39,593)
Products	4,441	4,411	(1,169)	(5,651)
Inter-Segment Eliminations	(346)	(734)	(1,060)	(553)
Total	$(10,153)	$8,335	$(44,381)	$(45,797)

The following supplemental data is presented for informational purposes.

Pre-tax business optimization and engine manufacturing consolidation project charges included in gross profit were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Engines	$7,187	$665	$12,175	$1,088
Products	441	834	1,090	3,713
Total	$7,628	$1,499	$13,265	$4,801

Pre-tax business optimization charges, engine manufacturing consolidation project charges, bad debt expense related to a major retailer bankruptcy, litigation settlement charge, and acquisition integration activities included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Six Months Ended
	December 29, 2019	December 30, 2018	December 29, 2019	December 30, 2018
Engines	$8,719	$7,508	$14,437	$21,871
Products	857	3,405	1,564	15,169
Total	$9,576	$10,913	$16,001	$37,040

15. Leases

The Company leases certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured. The Company had operating lease costs of approximately $5 million and $11 million for the three and six months ended December 29, 2019.

Leases which include renewal options that can extend the lease term are reflected in the lease term when they are reasonably certain to be exercised. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease agreements containing lease and non-lease components are accounted for separately.

At December 29, 2019, the Company had $1 million of leases classified as financing leases and approximately $104 million of non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below (in thousands):

Operating Lease Commitments
2020	$13,698
2021	12,156
2022	11,936
2023	11,954
2024	11,882
Thereafter	76,981
Total Lease Payments	138,607
Less: Interest	34,597
Total Lease Liabilities	$104,010

The Company's future minimum lease commitments, as of June 30, 2019, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows (in thousands):

2020	$20,453
2021	18,179
2022	14,784
2023	10,345
2024	9,515
Thereafter	73,639
Total Lease Payments	$146,915

Supplemental balance sheet information related to leases as of December 29, 2019, is as follows (in thousands):

December 29, 2019
Operating Leases:
Right of Use Assets	$106,249

Short-Term Lease Obligations	12,368
Long-Term Lease Obligations	91,642
Total Operating Lease Obligations	104,010

At December 29, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 11.3 years and 5.17%, respectively.

During the three and six months ended December 29, 2019 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $5 million and $11 million, respectively. The Company incurred $21.7 million of new lease liabilities for leases entered into during the six months ended December 29, 2019. Adoption of the new lease standard was a non-cash transaction.

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

16. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	December 29, 2019	June 30, 2019
Multicurrency Credit Agreement	$—	$160,540
6.875% Senior Notes	195,462	—
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	287	—
Total Short-Term Debt	$195,175	$160,540

Note Payable (NMTC transaction)	$7,685	$7,685
Unamortized Debt Issuance Costs associated with Note Payable	738	820
	$6,947	$6,865

6.875% Senior Notes	$—	$195,464
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	—	495
ABL Facility	428,300	—
	$428,300	$194,969
Total Long-Term Debt	$435,247	$201,834

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the three and six months ended December 29, 2019 the Company made no repurchases of the Senior Notes. During the three and six months ended December 30, 2018 the Company repurchased $4.9 million of the Senior Notes.

On September 27, 2019 the Company entered into a $625 million revolving credit agreement ("ABL Facility") that matures on September 27, 2024, subject to a springing maturity if the Senior Notes are not refinanced or reserved under the ABL Facility 91 days prior to maturity. The ABL Facility replaces the $500 million amended and restated multicurrency credit agreement ("Revolver") dated March 25, 2016. The initial committed maximum borrowing capacity under the Credit Agreement is $625 million, subject to borrowing base capacity. Availability under the revolving credit facility is reduced by outstanding letters of credit. As of December 29, 2019, there were borrowings of $428.3 million and letters of credit of $37.8 million outstanding under the ABL Facility. There were outstanding borrowings of $160.5 million under the Revolver as of June 30, 2019. In connection with the ABL Facility, the Company incurred $4.8 million of fees in fiscal year 2020. The Company classifies debt issuance costs related to the ABL Facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. The ABL Facility is secured by first priority liens on substantially all of the Company's assets.

Borrowing under the ABL Facility by the Company bear interest at a rate per annum equal to  1, 2, 3 or 6 month LIBOR rate plus an applicable margin varying from 1.50%  to 2.25% depending on the Consolidated Fixed Charge Coverage Ratio at the most recent determination date.  In addition, the Company is subject to a 0.25% commitment fee and a 1.25% letter of credit fee.

The Senior Notes and the ABL Facility contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, make other restricted payments, incur or guarantee certain indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The ABL Facility contains a springing financial covenant that would require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of no less than 1.0 to 1.0 if Excess Availability is less than the greater of $50 million and 12.5% of the borrowing base. If Excess Availability were to fall below this level, the Company would be required to test the Fixed Charge Coverage Ratio.

On January 29, 2020, the Company entered into an Amendment to the ABL Facility (the “Amendment”). The Amendment, among other things, adds a new pricing level increasing the specified interest rate by 25 basis points to apply from January 29, 2020 until the Company delivers financial statements for the third fiscal quarter of 2020. The new pricing level will also be in effect thereafter when the Company’s Fixed Charge Coverage Ratio is less than or equal to 0.75 to 1.00. Additionally, the Amendment reduces the minimum aggregate availability required to trigger a liquidity event (as defined in the ABL Facility) between September 27, 2019 and the end of the Company’s third fiscal quarter of 2020 to the greater of $30 million and 7.5% of the line cap (as defined in the ABL Facility). Should availability fall below 7.5%, the Company would be required to test the Fixed Charge Coverage Ratio, and would not have complied as of December 29, 2019.

Additionally, the Amendment amends the financial covenant to reduce the minimum aggregate availability to avoid triggering the requirement to comply with the Fixed Charge Coverage Ratio from September 27, 2019 to the end of the Company’s third fiscal quarter of 2020. As amended, the Company must maintain a Fixed Charge Coverage Ratio of no less than 1.0 to 1.0 when aggregate availability is less than the greater of $30 million and 7.5% of the line cap. Thereafter, the aggregate availability threshold will revert back to the greater of $50 million and 12.5%.

The Company was in compliance with all financial covenants of the ABL Facility and Senior Notes as of December 29, 2019.

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

In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for use on the project. Restricted cash of $0.7 million held by the Company at December 29, 2019 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization and engine manufacturing consolidation charges for the three months ended December 29, 2019 and December 30, 2018 (in thousands, except per share data):

	Three Months Ended Fiscal December
	2020 Reported	Adjustments(1)	2020 Adjusted(3)	2019 Reported	Adjustments(2)	2019 Adjusted(3)
Gross Profit:
Engines	$33,192	$7,187	$40,379	$55,614	$665	$56,279
Products	35,179	441	35,620	37,577	834	38,411
Inter-Segment Eliminations	(346)	—	(346)	(734)	—	(734)
Total	$68,025	$7,628	$75,653	$92,457	$1,499	$93,956

Engineering, Selling, General and Administrative Expenses:
Engines	$48,189	$1,493	$46,696	$52,769	$5,915	$46,854
Products	30,935	416	30,519	34,370	2,571	31,799
Total	$79,124	$1,909	$77,215	$87,139	$8,486	$78,653

Equity in Earnings of Unconsolidated Affiliates
Engines	$749	$39	$788	$1,814	$927	$2,741
Products	197	—	197	1,203	—	1,203
Total	$946	$39	$985	$3,017	$927	$3,944

Segment Income (Loss):
Engines	$(14,248)	$8,719	$(5,529)	$4,658	$7,508	$12,166
Products	4,441	857	5,298	4,411	3,405	7,816
Inter-Segment Eliminations	(346)	—	(346)	(734)	—	(734)
Total	$(10,153)	$9,576	$(577)	$8,335	$10,913	$19,248

Interest Expense	$(8,965)	$—	$(8,965)	$(7,482)	$248	$(7,234)

Income Before Income Taxes	(19,506)	9,576	(9,930)	(93)	11,161	11,068
Provision for Income Taxes	(4,162)	2,358	(1,804)	2,511	143	2,654
Net Income (Loss)	$(15,344)	$7,218	$(8,126)	$(2,604)	$11,018	$8,414

Earnings Per Share
Basic	$(0.37)	$0.17	$(0.20)	$(0.07)	$0.27	$0.20
Diluted	(0.37)	0.17	$(0.20)	(0.07)	0.27	$0.20
(1) For the second quarter of fiscal 2020, engine manufacturing consolidation charges include $3.5 million ($2.6 million after tax) of cash charges and $3.6 million ($2.7 million after tax) of non-cash charges related to the closure of the engine plant in Murray, Kentucky. Business optimization expenses include $1.1 million ($0.7 million after tax) of cash charges and $1.4 million ($1.1 million after tax) of non-cash charges related to the warehouse optimization program and the plan to onshore Commercial engine production.
(2)  For the second quarter of fiscal 2019, business optimization expenses include $0.7 million ($0.6 million after tax) of non-cash charges related to accelerated depreciation, and $10.0 million ($9.0 million after tax) of cash charges related primarily to activities associated with the Company's Q1 FY19 ERP go-live, professional services, employee termination benefits, and plant rearrangement activities. Interest expense includes $0.2 million ($0.2 million after tax) related to the early repurchase of bonds. The Company recognized $0.2 million ($0.1 million after tax) related to acquisition integration activities. Tax expense includes a $1.1 million charge associated with the Tax Cuts and Jobs Act of 2017 to record the impact of the inclusion of foreign earnings.

(3) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that business optimization charges, engine manufacturing consolidation charges, and certain other items have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.

NET SALES

Consolidated net sales for the second quarter of fiscal year 2020 were $437.9 million, a decrease of $67.5 million, or 13.4%, from the second quarter of fiscal year 2019.

Engines segment net sales in the second quarter of fiscal year 2020 decreased $52.8 million, or 19.4%, from the prior year. Engine sales unit volumes decreased by 24%, or approximately 453,000 engines, in the second quarter of fiscal year 2020 compared to the same period last year principally on the timing of OEM mower builds, which began earlier in fiscal year 2019 to support brand transitions at retail. Revenue growth in service parts continued to benefit from improved throughput and order fulfillment rates.

Products segment net sales in the second quarter of fiscal year 2020 decreased $12.6 million, or 5.0%, from the prior year. The decrease was primarily due to lower sales of pressure washers relative to last year when brand transitions at retail accelerated product shipments. Storm-related sales of generators declined, as expected, from less storm activity compared with a year ago. Sales activities were also affected by a softer market for job site products. The decrease was partially offset by higher sales of standby generators and higher pricing.

GROSS PROFIT

The consolidated gross profit percentage was 15.5% in the second quarter of fiscal year 2020, a decrease from 18.3% in the same period last year. Adjusted gross profit percentage was 17.3% in the second quarter this year, a decrease from 18.6% in the same period last year.

The Engines segment gross profit percentage was 15.1% in the second quarter of fiscal year 2020, a decrease of 530 basis points from 20.4% in the second quarter of fiscal 2019. Adjusted gross profit margins also declined 230 basis points on a 19% decrease in production volumes and higher material costs, partially offset by business optimization program savings of $2 million and favorable sales mix on higher service parts sales.

The Products segment gross profit percentage was 14.5% for the second quarter of fiscal year 2020, down from 14.8% in the second quarter of fiscal 2019. Adjusted gross profit percentage was 14.7% for the second quarter of fiscal 2020, down from 15.1% in the second quarter of fiscal 2019. Reduced manufacturing volume was offset by higher pricing.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses (ESG&A) were $79.1 million in the second quarter of fiscal year 2020, a decrease of $8.0 million, or 9.2%, from the second quarter of fiscal 2019.

The Engines segment ESG&A expenses for the second quarter of fiscal year 2020 decreased $4.6 million from the second quarter of fiscal year 2019. Adjusted ESG&A expenses decreased $0.2 million. GAAP ESG&A expense included more business optimization charges in the second quarter of fiscal year 2019 compared to the current year.

The Products segment ESG&A decreased by $3.4 million and adjusted ESG&A expenses decreased $1.3 million compared with the previous year, primarily related to timing of spending. GAAP ESG&A expense included more business optimization charges in the second quarter of fiscal year 2019 compared to the current year.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

Equity in earnings of unconsolidated affiliates decreased by $2.1 million during the second quarter of fiscal year 2020 compared to the same period in the previous year. Adjusted equity in earnings of unconsolidated affiliates decreased by $3.0 million during such time due to the ramp down of the Company's Japanese joint venture that formerly produced Vanguard engines and a decrease in the Company's service parts distributors’ profitability. This was primarily due to higher shipping costs to refill channel inventory of service parts.

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization and engine manufacturing consolidation charges for the six months ended December 29, 2019 and December 30, 2018 (in thousands, except per share data):

	Six Months Ended Fiscal December
	2020 Reported	Adjustments(1)	2020 Adjusted(3)	2019 Reported	Adjustments(2)	2019 Adjusted(3)
Gross Profit:
Engines	$52,334	$12,175	$64,509	$71,551	$1,088	$72,639
Products	59,997	1,090	61,087	65,213	3,713	68,926
Inter-Segment Eliminations	(1,060)	—	(1,060)	(553)	—	(553)
Total	$111,271	$13,265	$124,536	$136,211	$4,801	$141,012

Engineering, Selling, General and Administrative Expenses:
Engines	$95,515	$1,741	$93,774	$114,697	$18,919	$95,778
Products	62,346	474	61,872	73,302	11,456	61,846
Total	$157,861	$2,215	$155,646	$187,998	$30,375	$157,623

Equity in Earnings of Unconsolidated Affiliates
Engines	$1,029	$521	$1,550	$3,553	$1,864	$5,417
Products	1,180	—	1,180	2,437	—	2,437
Total	$2,209	$521	$2,730	$5,990	$1,864	$7,854

Segment Income (Loss):
Engines	$(42,152)	$14,437	$(27,715)	$(39,593)	$21,871	$(17,722)
Products	(1,169)	1,564	395	(5,651)	15,169	9,518
Inter-Segment Eliminations	(1,060)	—	(1,060)	(553)	—	(553)
Total	$(44,381)	$16,001	$(28,380)	$(45,797)	$37,040	$(8,757)

Interest Expense	$(15,869)	$—	$(15,869)	$(12,643)	$248	$(12,395)

Income (Loss) Before Income Taxes	(61,381)	16,001	(45,380)	(59,043)	37,288	(21,755)
Provision (Credit) for Income Taxes	(12,400)	2,779	(9,621)	(15,452)	6,308	(9,144)
Net Income (Loss)	$(48,981)	$13,222	$(35,759)	$(43,591)	$30,980	$(12,611)

Earnings (Loss) Per Share
Basic	$(1.18)	$0.32	$(0.86)	$(1.05)	$0.74	$(0.31)
Diluted	(1.18)	0.32	$(0.86)	(1.05)	0.74	$(0.31)
(1) For the first six months of fiscal 2020, engine manufacturing consolidation charges include $5.6 million ($4.7 million after tax) of cash charges and $6.4 million ($5.3 million after tax) of non-cash charges related to the closure of the engine plant in Murray, Kentucky. Business optimization expenses include $2.2 million ($1.7 million after tax) of cash charges and $1.9 million ($1.4 million after tax) of non-cash charges related to the warehouse optimization program and the plan to onshore Commercial engine production.
(2)   For the first six months of fiscal 2019, business optimization expenses include $1.4 million ($1.2 million after tax) of non-cash charges related to accelerated depreciation, and $29.2 million ($23.7 million after tax) of cash charges related primarily to activities associated with the Company's Q1 FY19 ERP go-live, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized bad debt expense of $4.1 million ($3.1 million after tax) after a major retailer announced that it had filed for bankruptcy protection. The Company recognized $2.0 million ($1.5 million after tax) for amounts accrued related to a litigation settlement and $0.2 million ($0.1 million after tax) related to acquisition integration activities. Interest expense includes $0.2 million ($0.2 million after tax) related to the early repurchase of bonds. Tax expense includes a $1.1 million charge associated with the Tax Cuts and Jobs Act of 2017 to record the impact of the inclusion of foreign earnings.

(3) Adjusted financial results are non-GAAP financial measures. The Company believes this information is meaningful to investors as it isolates the impact that business optimization charges, engine manufacturing consolidation charges, and certain other items have on reported financial results and facilitates comparisons between peer companies. The Company may utilize non-GAAP financial measures as a guide in the forecasting, budgeting, and long-term planning process. While the Company believes that adjusted financial results are useful supplemental information, such adjusted financial results are not intended to replace its GAAP financial results and should be read in conjunction with those GAAP results.

NET SALES

Consolidated net sales for the first six months of fiscal year 2020 were $751.7 million, a decrease of $32.7 million, or 4.2%, from the first six months of fiscal year 2019.

Engines segment net sales for the first six months of fiscal year 2020 decreased $38.6 million, or 9.9%, from the prior year. Engine sales unit volumes decreased by 14%, or approximately 364,000 engines, for the first six months of fiscal 2020 compared to the same period last year principally due to the timing of OEM mower builds, which began earlier in fiscal year 2019 to support brand transitions at retail. In addition, Europe sales declined due to elevated channel inventories. Revenue growth in service parts continued to benefit from improved throughput and order fulfillment rates.

Products segment net sales for the first six months of fiscal year 2020 increased $10.0 million, or 2.3%, from the prior year. The increase was primarily due to higher shipments of Ferris commercial mowers, standby generators and higher service parts. This growth was partially offset by lower sales of pressure washers relative to last year when brand transitions at retail accelerated product shipments, job site products and storm-related generator sales. Price increases offset tariffs and other product inflation costs as well as unfavorable foreign currency impacts.

GROSS PROFIT

The consolidated gross profit percentage was 14.8% in the first six months of fiscal year 2020, a decrease from 17.4% in the same period last year. Adjusted gross profit percentage was 16.6% in the first six months of fiscal year 2020, a decrease from 18.0% in the same period last year.

The Engines segment gross profit percentage was 14.8% in the first six months of fiscal year 2020, a decrease of 350 basis points from 18.3% in the first six months of fiscal year 2019. Adjusted gross profit margins decreased 30 basis points on the lower sales and production volumes partially offset by business optimization savings and favorable sales mix driven largely by a higher proportion of service parts revenue.

The Products segment gross profit percentage was 13.7% for the first six months of fiscal year 2020, down from 15.2% in the first six months of fiscal year 2019. Adjusted gross profit percentage was 14.0% for the first six months of fiscal year 2020, down from 16.1% in the first six months of fiscal year 2019. The decrease in adjusted gross profit percentage was primarily due to residual inefficiencies from the business optimization program go-live and unfavorable sales mix primarily related to efforts to reduce inventories.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses (ESG&A) were $157.9 million in the first six months of fiscal year 2020, a decrease of $30.1 million, or 16.0%, from the first six months of fiscal year 2019.

The Engines segment ESG&A expenses for the first six months of fiscal year 2020 decreased $19.2 million from the first six months of fiscal year 2019. Adjusted ESG&A expenses decreased $2.0 million from last year primarily related to timing of expenses. GAAP ESG&A expense included more business optimization charges in the first quarter of fiscal year 2019 compared to the current year.

The Products segment ESG&A during the first six months of fiscal year 2020 decreased by $11.0 million and adjusted ESG&A expenses were flat to the same period in the previous year. Fiscal year 2019 GAAP ESG&A expenses included $4.1 million of bad debt expense due to a major retailer announcing that it had filed for bankruptcy protection, $2.0 million for amounts accrued related to a litigation settlement, and higher business optimization charges.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

Equity in earnings of unconsolidated affiliates decreased by $3.8 million in the first six months of fiscal year 2020 compared to the same period in the previous year. Adjusted equity in earnings of unconsolidated affiliates decreased by $5.1 million due to the ramp down of the Company's Japanese joint venture that formerly produced Vanguard engines and a decrease in the Company's service parts distributors’ profitability. This was primarily due to higher shipping costs to refill channel inventory of service parts.

INTEREST EXPENSE

Interest expense for the three and six months ended December 29, 2019 was $1.4 million and $3.2 million higher than the same period last year due to higher borrowings on the ABL Facility.

PROVISION FOR INCOME TAXES

The effective tax rate for the second quarter of fiscal year 2020 was 21.3% compared to (2,682.4)% for the same period last year. The Company recorded an income tax expense of approximately $1.1 million related to the inclusion of foreign earnings as a result of U.S. tax legislation in the second quarter of fiscal year 2019. The tax rate for the second quarter of fiscal year 2020 was more significantly impacted by foreign losses for which the Company does not receive a tax benefit. Changes in corporate tax rates, the deferred tax assets and liabilities relating to the Company's U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in the Tax Act or other future tax legislation could have a material impact on the Company's future consolidated tax expense.

BUSINESS OPTIMIZATION PROGRAM

The Company made significant progress on implementing its previously announced business optimization program in the first six months of fiscal year 2020. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entails expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, expanding Ferris commercial mower production capacity into a new, modern facility which is located close to the current manufacturing facility in New York, and the implementation of an ERP upgrade. The Company went live with the ERP upgrade at the beginning of the first quarter of fiscal year 2019.

Production of Vanguard engines in the Company’s U.S. plants began in the fourth quarter of fiscal year 2018 and additional lines were phased in by the end of the fourth quarter of fiscal year 2019. Previously, the majority of Vanguard engines were sourced from overseas. Production of Ferris commercial mowers began in the new facility in the fourth quarter of fiscal year 2018 and all remaining production was transitioned in the third quarter of fiscal year 2019.

During fiscal year 2020, the Company recorded business optimization charges of $4.1 million ($3.1 million after tax or $0.7 per diluted share). Remaining program costs to be incurred in fiscal year 2020 are expected to be $2 million. The business optimization program is expected to generate pre-tax savings of $35 million to $40 million of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates  $5 million of incremental savings to be realized in fiscal year 2020, and the future annual savings will be achieved by fiscal year 2022.

ENGINE MANUFACTURING CONSOLIDATION PROJECT

The Company made progress on the previously announced engine manufacturing consolidation project in the first six months of fiscal year 2020. In the second quarter, the Company ceased assembly on one of the two production lines at the Murray, Kentucky facility. The Company is on track to initiate assembly of new models at the Poplar Bluff, Missouri plant. Subsequent to the end of the second quarter of fiscal year 2020, the Company fully transitioned engine assembly to Poplar Bluff. Project costs remain on track, and the Company remains on target to recognize approximately $10 million in pre-tax cost savings in fiscal year 2021 and upwards of $14 million in savings by fiscal year 2022.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first six months of fiscal year 2020 were $207.9 million compared to $216.0 million in the first six months of fiscal year 2019. The decrease in cash used in operating activities was related to changes in working capital, primarily due to improvement in accounts receivable during the first six months of fiscal year 2020.

Cash flows used in investing activities were $34.4 million and $43.1 million during the first six months of fiscal year 2020 and fiscal year 2019, respectively. The $8.7 million decrease in cash used in investing activities was primarily related to lower cash paid for acquisitions.

Cash flows provided by financing activities were $255.0 million and $245.4 million during the first six months of fiscal year 2020 and 2019, respectively. The $9.6 million increase in cash provided by financing activities was attributable to lower treasury stock purchases in the first six months of fiscal year 2020 compared to the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On September 27, 2019, the Company entered into a $625 million revolving credit agreement ("ABL Facility") that matures on September 27, 2024. The ABL Facility replaced the $500 million amended and restated multicurrency credit agreement ("Revolver") dated March 25, 2016. The initial maximum availability under the ABL Facility is $625 million. Availability under the ABL Facility is reduced by outstanding letters of credit. As of December 29, 2019, there were borrowings of $428.3 million and letters of credit of $37.8 million outstanding under the ABL Facility. There were outstanding borrowings of $160.5 million under the Revolver as of June 30, 2019. In connection with the ABL Facility agreement, the Company incurred $4.8 million of fees related to the issuance during the first six months of fiscal year 2020. The Company classifies debt issuance costs related to the ABL Facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. The ABL Facility is secured by first priority liens on substantially all of the Company's assets.

The Senior Notes and the ABL Facility contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, make other restricted payments, incur or guarantee certain indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The ABL Facility contains a springing financial covenant that would require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of no less than 1.0 to 1.0 if Excess Availability is less than the greater of $50 million and 12.5% of the borrowing base. If Excess Availability were to fall below this level, the Company would be required to test the Fixed Charge Coverage Ratio.

On January 29, 2020, the Company entered into an Amendment to the ABL Facility (the “Amendment”). The Amendment, among other things, adds a new pricing level increasing the specified interest rate by 25 basis points to apply from January 29, 2020 until the Company delivers financial statements for the third fiscal quarter of 2020. The new pricing level will also be in effect thereafter when the Company’s Fixed Charge Coverage Ratio is less than or equal to 0.75 to 1.00. Additionally, the Amendment reduces the minimum aggregate availability required to trigger a liquidity event (as defined in the ABL Facility) between September 27, 2019 and the end of the Company’s third fiscal quarter of 2020 to the greater of $30 million and 7.5% of the line cap (as defined in the ABL Facility). Should availability fall below 7.5%, the Company would be required to test the Fixed Charge Coverage Ratio, and would not have complied as of December 29, 2019.

Additionally, the Amendment amends the financial covenant to reduce the minimum aggregate availability to avoid triggering the requirement to comply with the Fixed Charge Coverage Ratio from September 27, 2019 to the end of the Company’s third fiscal quarter of 2020. As amended, the Company must maintain a Fixed Charge Coverage Ratio of no less than 1.0 to 1.0 when aggregate availability is less than the greater of $30 million and 7.5% of the line cap. Thereafter, the aggregate availability threshold will revert back to the greater of $50 million and 12.5%.

The Company was in compliance with all financial covenants of the ABL Facility and Senior Notes as of December 29, 2019.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of December 29, 2019, the total remaining authorization was approximately $38.1 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the six months ended December 29, 2019, the Company repurchased no shares on the open market, as compared to 684,822 shares purchased on the open market at an average price of $16.69 per share during the six months ended December 30, 2018. The Company does not intend to repurchase shares through the conclusion of this authorization to support its efforts to deleverage.

In each of the first two quarters of fiscal year 2020, the Company paid a $0.05 dividend per share. On January 30, 2020, the Company announced the quarterly dividend is being suspended to help support efforts to strengthen the balance sheet.

During the first half of the year, the Company devoted significant time to more fully analyzing the dynamics of our markets with outside assistance. The effort was very constructive and the Company firmly believes a sharp focus on our core strength of power application will better position the Company for more sustained growth and higher returns. The Company is currently finalizing the next steps forward which will likely include asset sales to drive focus and to improve our financial flexibility. The Company expects to announce and begin implementing plans in the third quarter.

The Company expects capital expenditures to be approximately $55 million in fiscal year 2020. These anticipated expenditures reflect the Company's business optimization program as well as continued reinvestment in efficient equipment and innovative new products.

Management believes that available cash, cash generated from operations, existing lines of credit and access to debt markets will be adequate to fund the Company’s capital requirements and operational needs for the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes since the August 27, 2019 filing of the Company’s Annual Report on Form 10-K.
CONTRACTUAL OBLIGATIONS

There have been no material changes since the August 27, 2019 filing of the Company’s Annual Report on Form 10-K, except that subsequent to the filing of the Company's Annual Report on Form 10-K, on September 27, 2019, the Company entered into the $625 million ABL Facility which replaced the multicurrency credit agreement dated March 25, 2016. The ABL Facility matures on September 27, 2024. A discussion of the ABL Facility is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "Debt" and is incorporated herein by reference.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for its products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom the Company competes; changes in laws and regulations, including U.S. tax reform, changes in tax rates, laws and regulations as well as related guidance; imposition of new, or change in existing, duties, tariffs and trade agreements; changes in customer and OEM demand; changes in prices of raw materials and parts that the Company purchases; changes in domestic and foreign economic conditions (including effects from the U.K.’s decision to exit the European Union); the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; the ability to realize anticipated savings from the business optimization program and restructuring actions; the ability to maintain or obtain adequate sources of liquidity and access to debt markets; and other factors disclosed from time to time in the Company's SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. The Company undertakes no obligation to update forward-looking statements or other statements it may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended September 29, 2019, the Company adopted the new lease standard, Topic 842. The Company added additional controls over financial reporting by using a company-wide lease system to gather lease information required for financial statement presentation. There have been no other changes in the Company’s internal control over financial reporting during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended December 29, 2019.

2020 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (a)(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)(b)
September 30, 2019 to October 27, 2019	—	$—	—	$38,062,939
October 28, 2019 to November 24, 2019	—	—	—	38,062,939
November 25, 2019 to December 29, 2019	—	—	—	38,062,939
Total Second Quarter	—	$—	—	$38,062,939
(a) On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020.
(b) The Company does not intend to repurchase shares through the conclusion of this authorization to support its efforts to deleverage.

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

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	February 4, 2020	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer