Form 10-Q
period 2020-03-29
BRIGGS & STRATTON CORP
filed 2020-05-08
CIK 14195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________
FORM 10-Q
______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2020
COMMON STOCK, par value $0.01 per share	42,453,535 Shares

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

ASSETS

	March 29, 2020	June 30, 2019
CURRENT ASSETS:
Cash and Cash Equivalents	$44,413	$29,569
Accounts Receivable, Net	236,341	198,498
Inventories -
Finished Products	358,011	344,277
Work in Process	153,993	145,182
Raw Materials	14,510	12,547
Total Inventories	526,514	502,006
Prepaid Expenses and Other Current Assets	36,381	32,404
Total Current Assets	843,649	762,477
OTHER ASSETS:
Goodwill	100,360	169,682
Investments	30,554	49,641
Other Intangible Assets, Net	95,064	96,738
Long-Term Deferred Income Tax Asset	4,364	43,172
Other Long-Term Assets, Net	21,149	18,676
Right of Use Asset	103,924	—
Total Other Assets	355,415	377,909
PLANT AND EQUIPMENT:
Cost	1,238,822	1,220,339
Less - Accumulated Depreciation	848,488	809,294
Total Plant and Equipment, Net	390,334	411,045
TOTAL ASSETS	$1,589,398	$1,551,431

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except per share data)
(Unaudited)

LIABILITIES & SHAREHOLDERS’ INVESTMENT

	March 29, 2020	June 30, 2019
CURRENT LIABILITIES:
Accounts Payable	$192,114	$287,620
Short-Term Debt	597,473	160,540
Accrued Liabilities	128,987	129,585
Short-Term Lease Obligations	11,710	—
Total Current Liabilities	930,284	577,745
OTHER LIABILITIES:
Accrued Pension Cost	209,318	221,033
Accrued Employee Benefits	21,110	21,311
Accrued Postretirement Health Care Obligation	22,035	25,929
Accrued Warranty	19,406	19,572
Other Long-Term Liabilities	57,838	44,152
Long-Term Lease Obligations	90,067	—
Long-Term Debt	—	194,969
Total Other Liabilities	419,774	526,966
SHAREHOLDERS’ INVESTMENT:
Common Stock - Authorized 120,000 shares, $.01 par value, issued 57,854 shares	579	579
Additional Paid-In Capital	72,341	78,902
Retained Earnings	796,426	993,873
Accumulated Other Comprehensive Loss	(305,891)	(292,550)
Treasury Stock at cost, 15,399 and 15,796 shares, respectively	(324,115)	(334,084)
Total Shareholders’ Investment	239,340	446,720
TOTAL LIABILITIES AND SHAREHOLDERS’ INVESTMENT	$1,589,398	$1,551,431

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
NET SALES	$473,535	$580,196	$1,225,195	$1,364,655
COST OF GOODS SOLD	410,071	483,209	1,050,460	1,131,422
Gross Profit	63,464	96,987	174,735	233,233
ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	74,897	79,521	232,758	267,553
GOODWILL IMPAIRMENT	67,480	—	67,480	—
EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED AFFILIATES	(2,746)	(205)	(537)	5,786
Income (Loss) from Operations	(81,659)	17,261	(126,040)	(28,534)
INTEREST EXPENSE	(9,521)	(9,088)	(25,390)	(21,731)
OTHER INCOME (EXPENSE), Net	(1,773)	953	(2,904)	391
Income (Loss) Before Income Taxes	(92,953)	9,126	(154,334)	(49,874)
PROVISION (CREDIT) FOR INCOME TAXES	51,653	1,121	39,253	(14,331)
NET INCOME (LOSS)	$(144,606)	$8,005	$(193,587)	$(35,543)

EARNINGS (LOSS) PER SHARE
Basic	$(3.47)	$0.19	$(4.65)	$(0.86)
Diluted	(3.47)	0.19	(4.65)	(0.86)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	41,726	41,527	41,685	41,691
Diluted	41,726	41,527	41,685	41,691

DIVIDENDS PER SHARE	$—	$0.14	$0.10	$0.42

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net Income (Loss)	$(144,606)	$8,005	$(193,587)	$(35,543)
Other Comprehensive Income (Loss):
Cumulative Translation Adjustments	(12,332)	1,196	(14,589)	(2,230)
Unrealized Loss on Derivative Instruments, Net of Tax	(8,183)	(4,157)	(9,571)	(8,635)
Unrecognized Pension & Postretirement Obligation, Net of Tax	3,607	2,708	10,819	8,116
Other Comprehensive Loss	(16,908)	(253)	(13,341)	(2,749)
Total Comprehensive Income (Loss)	$(161,514)	$7,752	$(206,928)	$(38,292)

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)
(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 29, 2020	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, DECEMBER 29, 2019	$579	$70,901	$940,616	$(288,983)	$(323,583)	399,530
Net Loss	—	—	(144,606)	—	—	(144,606)
Total Other Comprehensive Loss, Net of Tax	—	—	—	(16,908)	—	(16,908)
Stock Option Activity, Net of Tax	—	345	—	—	—	345
Restricted Stock	—	474	—	—	(532)	(58)
Amortization of Unearned Compensation	—	599	—	—	—	599
Deferred Stock - Directors	—	22	416	—	—	438
BALANCES, MARCH 29, 2020	$579	$72,341	$796,426	$(305,891)	$(324,115)	$239,340

FOR THE THREE MONTHS ENDED MARCH 31, 2019	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, DECEMBER 30, 2018	$579	$77,310	$1,016,205	$(254,768)	$(333,907)	505,419
Net Income	—	—	8,005	—	—	8,005
Total Other Comprehensive Loss, Net of Tax	—	—	—	(253)	—	(253)
Cash Dividends Declared ($0.14 per share)	—	—	(5,895)	—	—	(5,895)
Restricted Stock	—	—	—	—	(241)	(241)
Amortization of Unearned Compensation	—	490	—	—	—	490
Deferred Stock - Directors	—	(277)	(50)	—	853	526
Treasury Stock Purchases	—	—	—	—	(508)	(508)
BALANCES, MARCH 31, 2019	$579	$77,523	$1,018,265	$(255,021)	$(333,803)	$507,543

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' INVESTMENT
(In thousands)
(Unaudited)

FOR THE NINE MONTHS ENDED MARCH 29, 2020	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JUNE 30, 2019	$579	$78,902	$993,873	$(292,550)	$(334,084)	446,720
Net Loss	—	—	(193,587)	—	—	(193,587)
Total Other Comprehensive Loss, Net of Tax	—	—	—	(13,341)	—	(13,341)
Cash Dividends Declared ($0.10 per share)	—	—	(4,248)	—	—	(4,248)
Stock Option Activity, Net of Tax	—	1,103	—	—	—	1,103
Restricted Stock	—	(9,561)	—	—	9,079	(482)
Amortization of Unearned Compensation	—	1,880	—	—	—	1,880
Deferred Stock	—	(597)	—	—	542	(55)
Deferred Stock - Directors	—	614	388	—	348	1,350
BALANCES, MARCH 29, 2020	$579	$72,341	$796,426	$(305,891)	$(324,115)	$239,340

FOR THE NINE MONTHS ENDED MARCH 31, 2019	Common Stock	Additional Paid in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders' Investment
BALANCES, JULY 1, 2018	$579	$76,408	$1,071,480	$(252,272)	$(325,771)	570,424
Net Loss	—	—	(35,543)	—	—	(35,543)
Total Other Comprehensive Loss, Net of Tax	—	—	—	(2,749)	—	(2,749)
Cash Dividends Declared ($0.28 per share)	—	—	(17,492)	—	—	(17,492)
Stock Option Activity, Net of Tax	—	(43)	—	—	1,862	1,819
Restricted Stock	—	(72)	—	—	670	598
Amortization of Unearned Compensation	—	1,886	—	—	—	1,886
Deferred Stock	—	(879)	—	—	520	(359)
Deferred Stock - Directors	—	223	(180)	—	853	896
Treasury Stock Purchases	—	—	—	—	(11,937)	(11,937)
BALANCES, MARCH 31, 2019	$579	$77,523	$1,018,265	$(255,021)	$(333,803)	$507,543

The accompanying notes are an integral part of these statements.

BRIGGS & STRATTON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(193,587)	$(35,543)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	54,819	47,385
Stock Compensation Expense	4,468	5,496
Goodwill Impairment	67,480	—
Loss on Disposition of Plant and Equipment	1,412	66
Provision (Credit) for Deferred Income Taxes	36,294	(19,247)
Equity in Earnings of Unconsolidated Affiliates	(3,302)	(8,403)
Dividends Received from Unconsolidated Affiliates	10,376	10,510
Loss on Disposition of Unconsolidated Affiliates	1,000	—
Change in Operating Assets and Liabilities:
Accounts Receivable	(41,447)	(70,876)
Inventories	(26,843)	(113,407)
Other Current Assets	(3,301)	(856)
Accounts Payable, Accrued Liabilities and Income Taxes	(75,314)	77,905
Other, Net	(1,633)	2,079
Net Cash Used in Operating Activities	(169,578)	(104,891)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital Expenditures (3)	(43,066)	(46,379)
Proceeds Received on Disposition of Plant and Equipment	2,680	31
Cash Paid for Acquisition, Net of Cash Acquired	—	(8,865)
Net Cash Used in Investing Activities	(40,386)	(55,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net Borrowings on Credit Facilities	241,684	163,509
Repayments on Long-Term Debt	—	(5,424)
Debt Issuance Costs	(6,161)	—
Treasury Stock Purchases	—	(11,937)
Stock Option Exercise Proceeds and Tax Benefits	—	1,823
Cash Dividends Paid	(10,136)	(11,891)
Payments Related to Shares Withheld for Taxes for Stock Compensation	(55)	(257)
Net Cash Provided by Financing Activities	225,332	135,823
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(570)	(239)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,798	(24,520)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Beginning (1)	30,342	49,218
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, Ending (2)	$45,140	$24,698
(1) Included within Beginning Cash, Cash Equivalents, and Restricted Cash is approximately $0.8 million and $4.3 of restricted cash as of June 30, 2019 and July 1, 2018, respectively.
(2) Included within Ending Cash, Cash Equivalents, and Restricted Cash is approximately $0.7 million and $0.8 million of restricted cash as of March 29, 2020 and March 31, 2019, respectively.
The accompanying notes are an integral part of these statements.

(3) Non-cash investing activity: The change in the balance of unpaid purchases of property, plant, and equipment included in accounts payable is $5.8 million for the nine months ended March 29, 2020 and is $11.4 million for the nine months ended March 31, 2019.
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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and therefore do not include all information and notes necessary for a fair statement of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but also does not include all disclosures required by accounting principles generally accepted in the United States. However, in the opinion of the Company, adequate disclosures have been presented to prevent the information from being misleading, and all adjustments necessary to fairly present the Company's results of operations and financial position have been included. All of these adjustments are of a normal recurring nature, except as otherwise noted.

The consolidated financial statements have been prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. See note 16 for additional information.

Interim results are not necessarily indicative of results for a full year. The information included in these condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto that were included in the Company's latest Annual Report on Form 10-K.

2. New Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting and Hedging Activities. ASU No. 2017-12 better aligns a Company's risk management activities and financial reporting for hedging relationships, in addition to simplifying certain aspects of ASC Topic 815. The guidance was effective beginning fiscal year 2020, with early adoption permitted. The Company adopted this ASU prospectively effective July 1, 2019 and this standard did not have a material impact on the Company's Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. The guidance is effective beginning fiscal year 2021. Early adoption is permitted. The Company adopted this ASU prospectively effective July 1, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Certain qualitative and quantitative disclosures are required, as well as a modified retrospective recognition and measurement of impacted leases. The Company adopted the guidance beginning fiscal year 2020. The Company's project plan involved identifying and implementing appropriate changes to its business processes, systems and controls as well as compiling and evaluating lease arrangements to support lease accounting and disclosures under Topic 842. Upon adoption, the Company recorded $93.0 million of right of use assets and lease obligation liabilities on the consolidated balance sheet. The Company elected the practical expedient package which allows the Company to maintain historical lease classification and not reassess initial direct costs. There was no impact on existing financial debt covenants. See note 15 for additional information on lease accounting.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 enhances the existing financial instruments reporting model by modifying fair value measurement tools, simplifying impairment assessments for certain equity instruments, and modifying overall presentation and disclosure requirements. The guidance was effective beginning fiscal year 2019, with early adoption permitted. The Company adopted this standard effective July 1, 2018 and it did not have a material impact on the Company’s results of operations, financial position, and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326), which requires the measurement of expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable forecasts. The objective of ASU No. 2016-01 is to provide financial statement users with additional information about expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU No. 2016-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently assessing the impact of this ASU.

3. Accumulated Other Comprehensive Income (Loss)
The following tables set forth the changes in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended March 29, 2020
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(34,024)	$(8,454)	$(246,505)	$(288,983)
Other Comprehensive Income (Loss) Before Reclassification	(12,332)	(10,600)	(12)	(22,944)
Income Tax Expense (Benefit)	—	2,544	3	2,547
Net Other Comprehensive Income (Loss) Before Reclassifications	(12,332)	(8,056)	(9)	(20,397)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(446)	—	(446)
Realized (Gains) Losses - Commodity Contracts (1)	—	175	—	175
Realized (Gains) Losses - Interest Rate Swaps (1)	—	104	—	104
Amortization of Prior Service Costs (Credits) (2)	—	—	19	19
Amortization of Actuarial Losses (2)	—	—	4,739	4,739
Total Reclassifications Before Tax	—	(167)	4,758	4,591
Income Tax Expense (Benefit)	—	40	(1,142)	(1,102)
Net Reclassifications	—	(127)	3,616	3,489
Other Comprehensive Income (Loss)	(12,332)	(8,183)	3,607	(16,908)
Ending Balance	$(46,356)	$(16,637)	$(242,898)	$(305,891)
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

	Three Months Ended March 31, 2019
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(32,354)	$2,008	$(224,422)	$(254,768)
Other Comprehensive Income (Loss) Before Reclassification	1,196	(7,393)	—	(6,197)
Income Tax Expense (Benefit)	—	1,848	—	1,848
Net Other Comprehensive Income (Loss) Before Reclassifications	1,196	(5,545)	—	(4,349)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	2,190	—	2,190
Realized (Gains) Losses - Commodity Contracts (1)	—	(20)	—	(20)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(320)	—	(320)
Amortization of Prior Service Costs (Credits) (2)	—	—	(137)	(137)
Amortization of Actuarial Losses (2)	—	—	3,700	3,700
Total Reclassifications Before Tax	—	1,850	3,563	5,413
Income Tax Expense (Benefit)	—	(462)	(855)	(1,317)
Net Reclassifications	—	1,388	2,708	4,096
Other Comprehensive Income (Loss)	1,196	(4,157)	2,708	(253)
Ending Balance	$(31,158)	$(2,149)	$(221,714)	$(255,021)
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

	Nine Months Ended March 29, 2020
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(31,767)	$(7,066)	$(253,717)	$(292,550)
Other Comprehensive Income (Loss) Before Reclassification	(14,589)	(12,399)	(39)	(27,027)
Income Tax Expense (Benefit)		2,903	9	2,912
Net Other Comprehensive Income (Loss) Before Reclassifications	(14,589)	(9,496)	(30)	(24,115)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(899)		(899)
Realized (Gains) Losses - Commodity Contracts (1)	—	320		320
Realized (Gains) Losses - Interest Rate Swaps (1)	—	384		384
Amortization of Prior Service Costs (Credits) (2)	—		58	58
Amortization of Actuarial Losses (2)	—		14,216	14,216
Total Reclassifications Before Tax	—	(195)	14,274	14,079
Income Tax Expense (Benefit)	—	120	(3,425)	(3,305)
Net Reclassifications	—	(75)	10,849	10,774
Other Comprehensive Income (Loss)	(14,589)	(9,571)	10,819	(13,341)
Ending Balance	$(46,356)	$(16,637)	$(242,898)	$(305,891)

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

	Nine Months Ended March 31, 2019
	Cumulative Translation Adjustments	Derivative Financial Instruments	Pension and Postretirement Benefit Plans	Total
Beginning Balance	$(28,928)	$6,486	$(229,830)	$(252,272)
Other Comprehensive Income (Loss) Before Reclassification	(2,230)	(10,201)	—	(12,431)
Income Tax Benefit (Expense)	—	2,550	—	2,550
Net Other Comprehensive Income (Loss) Before Reclassifications	(2,230)	(7,651)	—	(9,881)
Reclassifications:
Realized (Gains) Losses - Foreign Currency Contracts (1)	—	(353)	—	(353)
Realized (Gains) Losses - Commodity Contracts (1)	—	(160)	—	(160)
Realized (Gains) Losses - Interest Rate Swaps (1)	—	(798)	—	(798)
Amortization of Prior Service Costs (Credits) (2)	—	—	(413)	(413)
Amortization of Actuarial Losses (2)	—	—	11,099	11,099
Total Reclassifications Before Tax	—	(1,311)	10,686	9,375
Income Tax Expense (Benefit)	—	327	(2,570)	(2,243)
Net Reclassifications	—	(984)	8,116	7,132
Other Comprehensive Income (Loss)	(2,230)	(8,635)	8,116	(2,749)
Ending Balance	$(31,158)	$(2,149)	$(221,714)	$(255,021)
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
Both the Engines and Products segments account for variable consideration and estimated returns according to the same accounting policies. The Company offers a variable discount if certain customers reach established volume goals in the form of tiered volume discounts. The Company applies the expected value approach to estimate the value of the discount which is then applied as a reduction to the transaction price. Included in net sales for the three and nine months ended March 29, 2020 were reductions for tiered volume discounts of $4.7 million and $8.4 million, respectively. Included in net sales for the three and nine months ended March 31, 2019 were reductions for tiered volume discounts of $7.1 million and $9.5 million, respectively. The Company offers rebates in the form of promotional allowances to incentivize certain customers to make purchases. The expected value approach is used to estimate the rebate value relative to these allowances which is then applied as a reduction of the transaction price. Included in net sales for the three and nine months ended March 29, 2020 was a decrease for rebates of $2.7 million and $4.8 million, respectively. Included in net sales for the three and nine months ended March 31, 2019 was a decrease for rebates of $2.6 million and $4.5 million, respectively.
Included in net sales are costs associated with programs under which the Company shares the expense of financing certain dealer and distributor inventories, referred to as floor plan expense. This represents interest for a pre-established length of time based on a variable rate (LIBOR) plus a fixed percentage from a contract with a third party financing source for dealer and distributor inventory purchases. Sharing the cost of these financing arrangements is used by the Company as a marketing incentive for customers to purchase the Company's products to have floor stock for end users to purchase. The Company enters into interest rate swaps to hedge cash flows for a portion of its interest rate risk. The financing costs, net of the related gain or loss on interest rate swaps, are recorded at the time of sale as a reduction of net sales. Included in net sales for the three and nine months ended March 29, 2020 were financing costs, net of the related gain or loss on interest rate swaps, of $4.4 million and $9.8 million, respectively. Included in net sales for the three and nine months ended March 29, 2019 were financing costs, net of the related gain or loss on interest rate swaps, of $7.9 million and $9.5 million, respectively.
The Company estimates the expected number of returns based on historical return rates and reduces revenue by the amount of expected returns.
The Company requires prepayment on sales in limited circumstances, but the contract liability related to prepayments was immaterial as of March 29, 2020 and represents less than 1% of total sales.
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
During the nine month period ended March 31, 2019, the Company recorded $4.1 million of bad debt expense related to a trade customer declaring bankruptcy. No material bad debt expense was recorded during the three month period ended March 31, 2019. No material bad debt expense was recorded during the three and nine month periods ended March 29, 2020.
Disaggregation of Revenue
In the following table, revenue is disaggregated by primary product application. The table also includes a reconciliation of the disaggregated revenue with the reportable segments for the periods indicated, as follows (in thousands):

	Three Months Ended March 29, 2020
	Engines	Products	Eliminations	Total
Commercial	$58,455	$84,367	$(14,998)	$127,824
Residential	211,164	145,001	(10,454)	345,711
Total	$269,619	$229,368	$(25,452)	$473,535

	Three Months Ended March 31, 2019
	Engines	Products	Eliminations	Total
Commercial	$56,898	$110,533	$(6,464)	$160,967
Residential	279,345	160,676	(20,792)	419,229
Total	$336,243	$271,209	$(27,256)	$580,196

	Nine Months Ended March 29, 2020
	Engines	Products	Eliminations	Total
Commercial	$147,734	$260,275	$(29,666)	$378,343
Residential	474,429	406,718	(34,295)	846,852
Total	$622,163	$666,993	$(63,961)	$1,225,195

	Nine Months Ended March 31, 2019
	Engines	Products	Eliminations	Total
Commercial	$151,103	$281,882	$(15,390)	$417,595
Residential	576,248	416,997	(46,185)	947,060
Total	$727,351	$698,879	$(61,575)	$1,364,655

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

Information on earnings (loss) per share is as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Net Income (Loss)	$(144,606)	$8,005	$(193,587)	$(35,543)
Less: Allocation to Participating Securities	—	(196)	(127)	(455)
Net Income (Loss) Available to Common Shareholders	$(144,606)	$7,809	$(193,714)	$(35,998)
Average Shares of Common Stock Outstanding	41,726	41,527	41,685	41,691
Shares Used in Calculating Diluted Earnings (Loss) Per Share	41,726	41,527	41,685	41,691
Basic Earnings (Loss) Per Share	$(3.47)	$0.19	$(4.65)	$(0.86)
Diluted Earnings (Loss) Per Share	$(3.47)	$0.19	$(4.65)	$(0.86)

The dilutive effect of the potential exercise of outstanding stock-based awards to acquire common shares is calculated using the treasury stock method.

As a result of the Company incurring a net loss for the three and nine months ended March 29, 2020, potential incremental common shares of 518,531 and 562,556, respectively, were excluded from the calculation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of March 29, 2020, the total remaining authorization was approximately $38.1 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the nine months ended March 29, 2020, the Company repurchased no shares on the open market, as compared to 725,321 shares purchased on the open market at an average price of $16.46 per share during the nine months ended March 31, 2019. The Company does not intend to repurchase shares through the conclusion of this authorization to support its efforts to deleverage.

6. Investments

Investments represent the Company’s investments in unconsolidated affiliated companies. The decrease in the investment balance from $49.6 million at June 30, 2019 to $30.5 million at March 29, 2020 is primarily due to the ramp down of the Company's Japanese joint venture that formerly produced Vanguard engines.

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

7. Pension and Postretirement Benefits

The Company has noncontributory defined benefit retirement plans and postretirement plans covering certain employees. The following tables summarize the plans’ income and expense for the periods indicated (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended		Three Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Components of Net Periodic (Income) Expense:
Service Cost (Credit)	$1,213	$1,157	$21	$26
Interest Cost on Projected Benefit Obligation	8,660	9,930	451	583
Expected Return on Plan Assets	(12,820)	(13,582)	—	—
Amortization of:
Prior Service Cost (Credit)	19	45	—	(182)
Actuarial Loss	3,987	2,910	752	790
Net Periodic Expense	$1,059	$460	$1,224	$1,217

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Components of Net Periodic (Income) Expense:
Service Cost (Credit)	$3,660	$3,427	$62	$79
Interest Cost on Projected Benefit Obligation	25,979	29,790	1,354	1,749
Expected Return on Plan Assets	(38,461)	(40,745)	—	—
Amortization of:
Prior Service Cost (Credit)	58	134	—	(547)
Actuarial Loss	11,961	8,729	2,255	2,370
Net Periodic Expense	$3,197	$1,335	$3,671	$3,651

The Company expects to make benefit payments of $3.5 million attributable to its non-qualified pension plans for the full year of fiscal 2020. During the first nine months of fiscal year 2020, the Company made payments of approximately $2.9 million for its non-qualified pension plans. The Company anticipates making benefit payments of approximately $6.3 million for its other postretirement benefit plans for the full year of fiscal 2020. During the first nine months of fiscal year 2020, the Company made payments of $5.5 million for its other postretirement benefit plans.

During the first nine months of fiscal year 2020, the Company made no cash contributions to the qualified pension plan. Based upon current regulations and actuarial studies the Company is required to make no minimum contributions to the qualified pension plan in fiscal year 2020. The Company may be required to make further required contributions in future years or the future expected funding requirements may change depending on a variety of factors including the actual return on plan assets, the funded status of the plan in future periods, and changes in actuarial assumptions or regulations.
8. Stock Incentives
Stock based compensation expense is calculated by estimating the fair value of incentive stock awards granted and amortizing the estimated value over the awards' vesting period. Stock based compensation expense was $1.8 million and $4.5 million for the three and nine month periods ended March 29, 2020. For the three and nine months ended March 31, 2019, stock based compensation expense was $2.3 million and $5.5 million.

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

As of March 29, 2020 and June 30, 2019, the Company had the following outstanding derivative contracts (in thousands):

Contract		Notional Amount
		March 29, 2020	June 30, 2019
Interest Rate:
LIBOR Interest Rate (U.S. Dollars)	Fixed	230,000	230,000
Foreign Currency:
Australian Dollar	Sell	6,871	17,611
Brazilian Real	Sell	—	13,436
Canadian Dollar	Sell	15,675	14,610
Chinese Renminbi	Buy	81,650	70,555
Euro	Sell	6,540	2,750
Commodity:
Natural Gas (Therms)	Buy	3,462	7,627
The location and fair value of derivative instruments reported in the Condensed Consolidated Balance Sheets are as follows (in thousands):

Balance Sheet Location	Asset (Liability) Fair Value
	March 29, 2020	June 30, 2019
Interest rate contracts
Other Long-Term Assets	—	876
Other Long-Term Liabilities	(24,007)	(11,634)
Foreign currency contracts
Other Current Assets	1,268	672
Other Long-Term Assets	2	16
Accrued Liabilities	(99)	(179)
Other Long-Term Liabilities	(12)	(11)
Commodity contracts
Other Current Assets	5	—
Accrued Liabilities	(131)	(176)
Other Long-Term Liabilities	(1)	(15)
	$(22,975)	$(10,451)
The effect of derivative instruments on the Condensed Consolidated Statements of Operations and Comprehensive Loss is as follows (in thousands):

	Three Months Ended March 29, 2020
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1,857)	Net Sales	$(104)	$—
Foreign currency contracts - sell	(443)	Net Sales	488	—
Foreign currency contracts - buy	(48)	Cost of Goods Sold	(42)	—
Commodity contracts	50	Cost of Goods Sold	(175)	—
Interest rate contracts	(5,885)	Interest Expense	—	—
	$(8,183)		$167	$—

	Three Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1,125)	Net Sales	$320	$—
Foreign currency contracts - sell	(409)	Net Sales	(2,674)	—
Foreign currency contracts - buy	2,036	Cost of Goods Sold	484	—
Commodity contracts	47	Cost of Goods Sold	20	—
Interest rate contracts	(4,706)	Interest Expense	—	—
	$(4,157)		$(1,850)	$—

	Nine Months Ended March 29, 2020
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(2,165)	Net Sales	$(384)	$—
Foreign currency contracts - sell	(671)	Net Sales	1,055	—
Foreign currency contracts - buy	(74)	Cost of Goods Sold	(156)	—
Commodity contracts	48	Cost of Goods Sold	(320)	—
Interest rate contracts	$(6,709)	Interest Expense	$—	$—
	$(9,571)		$195	$—

	Nine Months Ended March 31, 2019
	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives, Net of Taxes (Effective Portion)	Classification of Gain (Loss)	Amount of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Recognized in Earnings (Ineffective Portion)
Interest rate contracts	$(1,944)	Net Sales	$798	$—
Foreign currency contracts - sell	(1,384)	Net Sales	(37)	—
Foreign currency contracts - buy	(632)	Cost of Goods Sold	390	—
Commodity contracts	29	Cost of Goods Sold	160	—
Interest rate contracts	(4,706)	Interest Expense	—	—
	$(8,637)		$1,311	$—

During the next twelve months, the estimated net amount of gain on cash flow hedges as of March 29, 2020 expected to be reclassified out of AOCI into earnings is $0.6 million.
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

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 29, 2020 and June 30, 2019 (in thousands):

		Fair Value Measurements Using
	March 29, 2020	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,275	$—	$1,275	$—
Liabilities:
Derivatives	$24,250	$—	$24,250	$—
	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Derivatives	$1,564	$—	$1,564	$—
Liabilities:
Derivatives	$12,014	$—	$12,014	$—

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

The estimated fair value of the Company's Senior Notes (as defined in Note 16) at March 29, 2020 and June 30, 2019 was $150.8 million and $203.6 million, respectively, compared to the carrying value of $195.5 million and $195.5 million. The estimated fair value of the Senior Notes is based on quoted market prices for similar instruments and is, therefore, classified as Level 2 within the valuation hierarchy. Subsequent to March 29, 2020, the estimated fair value of the Senior Notes was $97.6 million as of May 4, 2020. The carrying value of the ABL Facility (as defined in Note 16) approximates fair value since the underlying rate of interest is variable based upon LIBOR rates.

The Company believes that the carrying values of cash and cash equivalents, trade receivables, and accounts payable are reasonable estimates of their fair values at March 29, 2020 and June 30, 2019 due to the short-term nature of these instruments.

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

	Nine Months Ended
	March 29, 2020	March 31, 2019
Beginning Balance	$47,602	$45,327
Payments	(20,416)	(18,169)
Provision for Current Year Warranties	16,238	17,964
Changes in Estimates	(185)	232
Ending Balance	$43,239	$45,354

12. Income Taxes

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law on March 27, 2020. The CARES Act includes various income tax provisions such as the use of net operating losses arising in prior taxable years, for which the Company has recorded a benefit in its income tax provision for the third quarter of fiscal year 2020 of approximately $7.5 million. Also during the third quarter of fiscal year 2020, the Company recorded a full valuation allowance against its U.S. and state deferred tax assets in the amount of approximately $70.3 million.

When calculating the income tax provision for the third quarter of fiscal year 2020, the Company used an estimate of the annual effective tax rate based upon information known at each interim period. The actual effective tax rate is adjusted each quarter based upon changes to the forecast as compared to the beginning of the fiscal year and each following interim period. For the third quarter of fiscal year 2019, the Company used an actual effective tax rate calculation. The effective tax rate for the third quarter of fiscal year 2020 was (55.6)% compared to 12.3% for the same period last year. The effective tax rate for the first nine months of fiscal year 2020 was (25.4)%, compared to 28.7% for the same period last year. The tax rates for fiscal year 2020 were more significantly impacted by losses for which the Company does not receive a tax benefit, including the aforementioned U.S. and state valuation allowance. The Company recorded an income tax expense of approximately $1.1 million related to the inclusion of foreign earnings as a result of U.S. tax legislation during fiscal year 2019.

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

The Company strongly disagrees with the verdict and certain rulings made before, during and after the new trial and intends to vigorously pursue its rights on appeal. The Company filed its notice of appeal on May 14, 2019, and has appealed errors made by the district court in construing certain claims of Exmark’s patent, granting summary judgment motions filed by Exmark, and altering the prejudgment interest rate following the second trial. Oral argument on the appeal was held on May 5, 2020 and the parties await the decision of the Court of Appeals.

In assessing whether the Company should accrue a liability in its financial statements as a result of this lawsuit, the Company considered various factors, including the legal and factual circumstances of the case, the trial records and post-trial rulings of the district court, the decision of the appellate court, the current status of the proceedings, applicable law and the views of legal counsel. As a result of this review, the Company has concluded that a loss from this case is not probable and reasonably estimable at this time and, therefore, a liability has not been recorded with respect to this case as of March 29, 2020.

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

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
NET SALES:
Engines	$269,619	$336,243	$622,163	$727,351
Products	229,368	271,209	666,993	698,879
Inter-Segment Eliminations	(25,452)	(27,256)	(63,961)	(61,575)
Total*	$473,535	$580,196	$1,225,195	$1,364,655
* International sales included in net sales based on product shipment destination	$138,771	$142,817	$385,406	$379,468
GROSS PROFIT:
Engines	$45,418	$72,529	$97,753	$144,272
Products	17,789	24,348	77,786	89,402
Inter-Segment Eliminations	257	110	(804)	(441)
Total	$63,464	$96,987	$174,735	$233,233
SEGMENT INCOME (LOSS):
Engines	$(59,161)	$22,833	$(101,312)	$(16,579)
Products	(22,755)	(5,682)	(23,924)	(11,514)
Inter-Segment Eliminations	257	110	(804)	(441)
Total	$(81,659)	$17,261	$(126,040)	$(28,534)

The following supplemental data is presented for informational purposes.

Pre-tax business optimization, litigation settlement and engine manufacturing consolidation project charges included in gross profit were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Engines	$6,184	$623	$18,359	$1,712
Products	2,189	3,267	3,279	6,978
Total	$8,373	$3,890	$21,638	$8,690

Pre-tax business optimization charges, engine manufacturing consolidation project charges, bad debt expense related to a major retailer bankruptcy, business realignment charges, litigation settlement charge, goodwill impairment charges and acquisition integration activities included in segment income (loss) were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	March 29, 2020	March 31, 2019	March 29, 2020	March 31, 2019
Engines	$65,872	$5,211	$80,309	$27,083
Products	14,511	4,694	16,075	19,862
Total	$80,383	$9,905	$96,384	$46,945

15. Leases

The Company leases certain manufacturing facilities, warehouses/distribution centers, office space, land, vehicles, and equipment. At lease inception, the Company determines the lease term by assuming the exercise of those renewal options that are reasonably assured. The Company had operating lease costs of approximately $6 million and $17 million for the three and nine months ended March 29, 2020.

Leases which include renewal options that can extend the lease term are reflected in the lease term when they are reasonably certain to be exercised. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Lease agreements containing lease and non-lease components are accounted for separately.

At December 29, 2019, the Company had $1 million of leases classified as financing leases and approximately $102 million of non-cancelable operating lease commitments, excluding variable consideration. The undiscounted annual future minimum lease payments are summarized by year in the table below (in thousands):

Operating Lease Commitments
2020	$13,289
2021	11,830
2022	11,578
2023	11,595
2024	11,526
Thereafter	76,211
Total Lease Payments	136,029
Less: Interest	34,252
Total Lease Liabilities	$101,777

The Company's future minimum lease commitments, as of June 30, 2019, under Accounting Standard Codification Topic 840, the predecessor to Topic 842, are as follows (in thousands):

2020	$20,453
2021	18,179
2022	14,784
2023	10,345
2024	9,515
Thereafter	73,639
Total Lease Payments	$146,915

Supplemental balance sheet information related to leases as of March 29, 2020, is as follows (in thousands):

March 29, 2020
Operating Leases:
Right of Use Assets	$103,924

Short-Term Lease Obligations	11,710
Long-Term Lease Obligations	90,067
Total Operating Lease Obligations	101,777

At March 29, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 11.1 years and 5.15%, respectively.

During the three and nine months ended March 29, 2020 the cash paid for amounts included in the measurement of the liabilities and the operating cash flows was $6 million and $17 million, respectively. The Company incurred $24.7 million of new lease liabilities for leases entered into during the nine months ended March 29, 2020. Adoption of the new lease standard was a non-cash transaction.

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

16. Debt

The following is a summary of the Company’s indebtedness (in thousands):

	March 29, 2020	June 30, 2019
Multicurrency Credit Agreement	$—	$160,540
ABL Facility	402,224	—
6.875% Senior Notes	195,464	—
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	215	—
Total Short-Term Debt	$597,473	$160,540

Note Payable (NMTC transaction)	$7,685	$7,685
Unamortized Debt Issuance Costs associated with Note Payable	710	820
	$6,975	$6,865

6.875% Senior Notes	$—	$195,464
Unamortized Debt Issuance Costs associated with 6.875% Senior Notes	—	495
	$—	$194,969
Total Long-Term Debt	$6,975	$201,834
On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020. During the three and nine months ended March 29, 2020 the Company made no repurchases of the Senior Notes. During the three and nine months ended March 31, 2019 the Company repurchased $0.5 million and $5.4 million of the Senior Notes.

On September 27, 2019 the Company entered into a $625 million revolving credit agreement ("ABL Facility") that matures on September 27, 2024, subject to a springing maturity on September 15, 2020 if any of the $195 million aggregate principal amount of the Company’s Senior Notes remain outstanding and unreserved under the ABL Facility. The ABL Facility replaced the $500 million amended and restated multicurrency credit agreement ("Revolver") dated March 25, 2016. The initial aggregate commitments under the ABL Facility were $625 million, subject to a borrowing base consisting of certain eligible cash, accounts receivable, inventory, equipment, trademarks and real estate. Availability under the ABL Facility is reduced by outstanding letters of credit. As of March 29, 2020, there were borrowings of $402.2 million and letters of credit of $45.3 million outstanding under the ABL Facility. As a result, availability under the ABL was $73.5 million at March 29, 2020. There were outstanding borrowings of $160.5 million under the Revolver as of June 30, 2019. In connection with the ABL Facility, the Company incurred $6.2 million of fees in fiscal year 2020. The Company classifies debt issuance costs related to the ABL Facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. The ABL Facility is secured by first priority liens on substantially all of the Company's assets.

Borrowing under the ABL Facility by the Company bear interest at a rate per annum equal to 1, 2, 3 or 6 month LIBOR rate plus an applicable margin varying from 1.50%  to 2.25% depending on the Consolidated Fixed Charge Coverage Ratio at the most recent determination date; see below regarding changes to the interest rate as a result of amendments to the ABL Facility in the third and fourth fiscal quarter of 2020. In addition, the Company is subject to a 0.25% commitment fee on the unused portion of the commitments and a 1.25% letter of credit fee.

The Senior Notes and the ABL Facility contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, make other restricted payments, incur or guarantee certain indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The ABL Facility contains a springing financial covenant that would require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of no less than 1.0 to 1.0 if aggregate availability under the ABL Facility (also referred to as excess availability) decreases below the greater of $50 million and 12.5% of the borrowing base. If Excess Availability were to fall below this level, the Company would be required to test the Fixed Charge Coverage Ratio.

On January 29, 2020, the Company entered into an amendment to the ABL Facility (the “January Amendment”). The January Amendment, among other things, added a new pricing level increasing the specified interest rate by 25 basis points to apply from January 29, 2020 until the Company delivers financial statements for the third fiscal quarter of 2020. The new pricing level will also be in effect thereafter when the Company’s Fixed Charge Coverage Ratio is less than or equal to 0.75 to 1.00. Additionally, the January Amendment reduced the minimum aggregate availability required to trigger a liquidity event (as defined in the ABL Facility) between September 27, 2019 and the end of the Company’s third fiscal quarter of 2020 to the greater of $30 million and 7.5% of the line cap, which is equal to the lesser of aggregate commitments and the borrowing base. Should availability fall below 7.5%, the Company would be required to test the Fixed Charge Coverage Ratio, and would not have complied as of March 29, 2020 because the Fixed Charge Coverage Ratio was (.23) to 1.00 at that date.

Additionally, the January Amendment amended the financial covenant to reduce the minimum aggregate availability to avoid triggering the requirement to comply with the Fixed Charge Coverage Ratio from September 27, 2019 to the end of the Company’s third fiscal quarter of 2020. As amended, the Company must maintain a Fixed Charge Coverage Ratio of no less than 1.0 to 1.0 when aggregate availability is less than the greater of $30 million and 7.5% of the line cap, which is equal to the lesser of aggregate commitments and the borrowing base. Thereafter, the aggregate availability threshold will revert back to the greater of $50 million and 12.5%.

On April 27, 2020, the Company entered into Amendment No. 4 to the ABL Facility. The Amendment No. 4 amends certain provisions of the ABL Facility to, among other things, (a) during the period commencing on the effective date of the Amendment No. 4 and ending on July 26, 2020, (i) suspend the requirement that the Company maintain a consolidated fixed charge coverage ratio of no less than 1.0 to 1.0 whenever its borrowing availability under the revolving credit facility is less than $50 million and (ii) instead require the Company and its subsidiaries to maintain at least $12.5 million of borrowing availability under the revolving credit facility; (b) increase the amount that the Company and its subsidiaries may borrow outside of the ABL Facility to an amount equal to the greater of $300 million and 22.5% of the Company’s consolidated total assets (this amount is in addition to amounts borrowed pursuant to specific exceptions under the ABL Facility); (c) reduce the maximum aggregate amount available for borrowing or letters of credit under the revolving credit facility that the Existing Credit Agreement contemplated by $25 million to $600 million; (d) increase the applicable margins paid to lenders as part of the variable interest rates for both LIBOR and base rate borrowings by 100 basis points in each case; (e) incorporate a LIBOR floor equal to 1.0%; (f) add certain events of default, including with respect to raising capital; and (g) impose certain financial, operational and liquidity maintenance and reporting obligations on the Company. The Company classifies its outstanding borrowings under the ABL facility as a short term liability due to the requirement to directly apply cash deposits to repay outstanding loans.

The Senior Notes contain an incurrence covenant that requires the Company to satisfy a minimum Fixed Charge Coverage Ratio of 2.0 to 1.0, as defined by the indenture, to utilize certain covenants for new debt, certain sale-leaseback transactions, distributions, investments and certain other restricted payments and mergers, consolidations and asset sales. As of March 29, 2020, the Company did not have a Fixed Charge Coverage Ratio of at least 2.00 to 1.00. As a result, the Company is currently subject to additional limitations related to the incurrence of new debt, certain sale-leaseback transactions, distributions, investments and certain other restricted payments and mergers, consolidations and asset sales.

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

In connection with the financing, one of the Company’s subsidiaries loaned approximately $16 million to an investment fund, and simultaneously, SunTrust contributed approximately $8 million to the investment fund. SunTrust is entitled to substantially all of the benefits derived from the NMTCs. SunTrust’s contribution, net of syndication fees, is included in Other Long-Term Liabilities on the consolidated balance sheets. The Company incurred approximately $1.2 million in new debt issuance costs, which are being amortized over the life of the note payable. The investment fund contributed the proceeds to certain CDEs, which, in turn, loaned the funds to the Company, as partial financing for the business optimization program. The proceeds of the loans from the CDEs (including loans representing the capital contribution made by SunTrust, net of syndication fees) are restricted for use on the project. Restricted cash of $0.7 million held by the Company at March 29, 2020 is included in Prepaid Expenses and Other Current Assets in the accompanying consolidated balance sheet.

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

The Company faces liquidity challenges due to continuing operating losses and negative cash flows from operations that have accelerated, and may continue to accelerate, as a result of the rapid onset of COVID-19 and its effects on the Company’s operations, vendors, and customers, as well as the global economy. On April 27, 2020, the Company successfully amended its ABL Facility to obtain access to additional liquidity to help navigate near-term challenges presented by COVID-19 and to have additional time to work with its advisors to raise additional capital. The Company had $44.4 million of cash and cash equivalents as of March 29, 2020. The Company had $33.4 million of cash and cash equivalents as of April 26, 2020. On April 27, 2020, after the effectiveness of the Amendment No. 4, the Company and its subsidiaries had $366.8 million of borrowings and $52.8 million of letters of credit outstanding under the Credit Agreement against total borrowing capacity of $502.8 million.

U.S. GAAP requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Initially, this evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

In complying with the requirements under U.S. GAAP to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including 1) uncertainty around the global impact of COVID-19, 2) operating losses and negative cash flows from operations for fiscal year 2019 and projected fiscal year 2020, 3) pending maturity of $195 million of the Senior Notes in December 2020, with a potential springing maturity on the ABL Facility, 4) potential for elevated borrowings on the ABL Facility at the end of the fiscal 2020 season, which, depending on results, may not allow the Company to support working capital build up early in fiscal year 2021 using available liquidity, and 5) financial results necessitated amendments to the ABL Facility during fiscal year 2020, which, among other things, added certain events of default. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is implementing a plan as discussed below, which includes strategic and cash-preservation initiatives, which is designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) the Company’s ABL Facility, which had $115.8 million of available borrowing capacity as of March 29, 2020, (2) improved operating cash flows due to other strategic and cash preservation initiatives discussed below and (3) one or more capital raises, to the extent available on acceptable terms, if at all.

Strategic and Cash Preservation Initiatives

The Company has taken or intends to take the following actions and other actions to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:

1.Entered into, effective as of April 27, 2020, Amendment No. 4 to the ABL Facility to address near-term liquidity challenges brought on by business conditions, including COVID-19,

2.Implemented proactive spending reductions in the third and fourth quarters of fiscal 2020 to improve liquidity, including salary reductions, plant shutdowns, suspension of employee benefits, lower capital spending and reduced discretionary spending,
3.Eliminated the Company’s quarterly dividend and suspended its share repurchases authorization, which authorization expires on June 30, 2020,
4.Took strategic actions to drive profitability improvements, including the recently completed business optimization program and the engine manufacturing consolidation project,
5.Pursuing cash proceeds through a potential sale-leaseback of Company-owned real estate, working capital reduction through inventory management, and potential divestitures of certain businesses and assets, and
6.Hired a skilled team of advisers to assist the Company in debt and capital matters, including raising additional capital to address the maturity of $195 million aggregate principal amount of the Senior Notes and any additional liquidity needs.

The Company’s plan is designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, or at all, many of which have been made worse or more unpredictable by COVID-19. If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the next 12 months.

17. Goodwill Impairment

Goodwill represents the excess of purchase price over tangible and intangible assets acquired less liabilities assumed arising from business combinations. Goodwill is assigned to reporting units. The Engines reporting segment is a reporting unit. The Products reporting segment has three reporting units, which are Turf & Consumer, Standby, and Job Site.

The changes in the carrying amount of goodwill by reporting segment for the period ended March 29, 2020 are as follows (in thousands):

	Engines	Products	Total
Goodwill Balance June 30, 2019	137,095	32,587	169,682
Impairment Loss	(55,463)	(12,017)	(67,480)
Effect of Translation	(950)	(892)	(1,842)
Goodwill Balance at March 29, 2020	80,682	19,678	100,360

At March 29, 2020 and June 30, 2019, accumulated goodwill impairment losses, as recorded in the Products segment, were $143.4 million and $131.4 million, respectively, and in the Engines Segment were $55.5 million and $0.0 million, respectively.

Goodwill and other indefinite-lived intangibles assets are not amortized. The Company evaluates goodwill and other indefinite-lived intangible assets for impairment annually as of the end of the fourth fiscal quarter, or more frequently if events or circumstances indicate that the assets may be impaired.

The Company will test goodwill using the simplified one-step process. The Company identifies a potential impairment by comparing the carrying values of each of the Company’s reporting units to their estimated fair values as of the test dates. The estimates of fair value of the reporting units are computed using a combination of an income approach and a market approach. The income approach utilizes a multi-year forecast of estimated cash flows and a terminal value at the end of the cash flow period. The forecast period assumptions consist of internal projections that are based on the Company's budget and long-range strategic plan. The discount rate used at the test date is the weighted-average cost of capital which reflects the overall level of inherent risk of the reporting unit and the rate of return an outside investor would expect to earn. Valuations using the market approach are derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting units operate giving consideration to risk profiles, size, geography, and diversity of products and services.

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

If the fair value of a reporting unit exceeds its book value, goodwill of the reporting unit is not deemed impaired. If the book value of a reporting unit exceeds its fair value, an impairment is recorded.

The Company determined that a triggering event existed during the third quarter of fiscal year 2020 due to the continued downward trend of the stock price during the third quarter and additionally due to the impact COVID-19 may have on forecasted cash flow estimates used in the goodwill assessment and other intangible asset assessment. The Company performed an interim goodwill impairment test on its Engines, Turf & Consumer, and Job Site reporting units as of March 29, 2020.

The Job Site reporting unit fair value did not exceed the carrying value and a $12.0 million impairment was recorded. The discount rate the Company used to determine the fair value was 15%. The Turf & Consumer reporting unit fair value exceeded the carrying value by more than 10% but less than 20%. The discount rate the Company used to determine the fair value was 16%. The Engines reporting unit fair value did not exceed the carrying value and a $55.5 million impairment was recorded. The discount rate the Company used to determine the fair value was 18%. The Company recorded the non-cash goodwill impairment charge in the third quarter of fiscal year 2020 for Engines and Job Site, as determined by comparing the carrying value of the reporting unit’s goodwill with the implied fair value of goodwill for the reporting unit. The impairment charge is a non-cash expense that was recorded as a separate component of operating expenses. The goodwill impairment was not deductible for income tax purposes. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility. The Company will continue to perform triggering event assessments throughout the year and perform the annual goodwill impairment test in the fourth quarter of fiscal 2020. Assumptions used in future impairment test models for each reporting unit could change based on factors such as market conditions and reporting unit performance.

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

The Company also performed the impairment test on its indefinite-lived intangible assets. Based on the results of the impairment test, no indefinite-lived intangible asset impairment charges were recorded

18. COVID-19

In March 2020, the World Health Organization characterized the coronavirus outbreak ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the virus and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.

To protect the health, safety and well-being of its employees, customers, channel partners and the public, the Company continues to implement preventative measures while also seeking to meet the needs of its global customers as an essential supplier to their businesses. These measures include more frequent and deeper cleaning of facilities; using appropriate social distancing, and other preventative practices; working remotely when possible; restricting business travel; cancelling certain events; and restricting visitor access to facilities.

In response to the spread of COVID-19, uncertain economic conditions resulting in reduced demand and potential constraints on its supply chain, the Company reduced manufacturing activity at several of its manufacturing facilities and temporarily shut down others. As discussed in Note 16, the Company also took other actions to manage expenditures in this fluid business environment. The Company will continue to monitor the situation and adjust manufacturing and other operations as the situation warrants.

For the third quarter of fiscal 2020, the Company estimates the COVID-19 pandemic negatively impacted sales by approximately $40 million and income from operations by approximately $11 million.

The Company is monitoring the progression of the pandemic and its potential effect on its financial position, results of operations, and cash flows. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business operations and results of operations, including the Company's net revenues, earnings and cash flows, will be materially adversely impacted for at least the remainder of fiscal year 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization and engine manufacturing consolidation charges for the three months ended March 29, 2020 and March 31, 2019 (in thousands, except per share data):

	Three Months Ended Fiscal March
	2020 Reported	Adjustments(1)	2020 Adjusted(3)	2019 Reported	Adjustments(2)	2019 Adjusted(3)
Gross Profit:
Engines	$45,418	$6,184	$51,602	$72,529	$623	$73,152
Products	17,789	2,189	19,978	24,348	3,267	27,615
Inter-Segment Eliminations	257	—	257	110	—	110
Total	$63,464	$8,373	$71,837	$96,987	$3,890	$100,877

Engineering, Selling, General and Administrative Expenses:
Engines	$45,983	$907	$45,076	$49,287	$3,835	$45,452
Products	28,914	305	28,609	30,234	1,428	28,806
Total	$74,897	$1,212	$73,685	$79,521	$5,263	$74,258

Goodwill Impairment
Engines	$55,463	$55,463	$—	$—	$—	$—
Products	12,017	12,017	—	—	—	—
Total	$67,480	$67,480	$—	$—	$—	$—

Equity in Earnings of Unconsolidated Affiliates
Engines	$(3,133)	$3,318	$185	$(408)	$753	$345
Products	387	—	387	203	—	203
Total	$(2,746)	$3,318	$572	$(205)	$753	$548

Segment Income (Loss):
Engines	$(59,161)	$65,872	$6,711	$22,833	$5,211	$28,044
Products	(22,755)	14,511	(8,244)	(5,682)	4,694	(988)
Inter-Segment Eliminations	257	—	257	110	—	110
Total	$(81,659)	$80,383	$(1,276)	$17,261	$9,905	$27,166

Interest Expense	$(9,521)	$—	$(9,521)	$(9,088)	$15	$(9,073)
Other Income (Expense)	$(1,773)	$20	$(1,753)	$953	$—	$953

Income Before Income Taxes	(92,953)	80,403	(12,550)	9,126	9,920	19,046
Provision for Income Taxes	51,653	(53,360)	(1,707)	1,121	3,288	4,409
Net Income (Loss)	$(144,606)	$133,763	$(10,843)	$8,005	$6,632	$14,637

Earnings Per Share
Basic	$(3.47)	$3.21	$(0.26)	$0.19	$0.15	$0.34
Diluted	$(3.47)	$3.21	$(0.26)	$0.19	$0.15	$0.34

(1) For the third quarter of fiscal 2020, engine manufacturing consolidation charges include $4.0 million ($1.0 million after tax) of cash charges and $2.2 million ($0.6 million after tax) of non-cash charges related to the closure of the engine plant in Murray, Kentucky. Business optimization expenses include $2.8 million ($0.7 million after tax) of cash charges and $0.9 million ($0.2 million after tax) to the warehouse optimization program and the plan to onshore Commercial engine production. Goodwill Impairment charges include $67.5 million ($67.5 million after tax) of non-cash impairment charges related to the impairment of Job Site and Engines goodwill. Gross profit includes $1.7 million ($0.4 million after tax) related to the settlement of a product liability matter. ESG&A includes $1.3 million ($0.3 million after tax) related to business realignment. Tax expense includes a $70.3. million charge to record a valuation allowance against deferred tax assets and a $7.5 million benefit as a result of the Coronavirus Aid and Relief and Economic Security Act (CARES Act).
(2) For the third quarter of fiscal 2019, business optimization expenses include $1.4 million ($0.9 million after tax) of non-cash charges related to accelerated depreciation, and $8.4 million ($5.6 million after tax) of cash charges related primarily to activities associated with the upgrade to the Company's ERP system, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized $0.2 million ($0.1 million after tax) related to acquisition integration activities.
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

NET SALES

Consolidated net sales for the third quarter of fiscal year 2020 were $473.5 million, a decrease of $106.6 million, or 18.3%, from the third quarter of fiscal year 2019.

Engines segment net sales in the third quarter of fiscal year 2020 decreased $66.6 million, or 19.8%, from the prior year. Engine sales unit volumes decreased by 26%, or approximately 538,000 engines, in the third quarter of fiscal year 2020 compared to the same period last year principally on lower shipments of residential engines to OEM customers due to timing and a reduction related to the COVID-19 pandemic.

Products segment net sales in the third quarter of fiscal year 2020 decreased $41.8 million, or 15.4%, from the prior year on lower shipments of job site products and portable generators as well as the impacts of the COVID-19 pandemic.

GROSS PROFIT

The consolidated gross profit percentage was 13.4% in the third quarter of fiscal year 2020, a decrease from 16.7% in the same period last year. Adjusted gross profit percentage was 15.2% in the third quarter this year, a decrease from 17.4% in the same period last year.

The Engines segment gross profit percentage was 16.8% in the third quarter of fiscal year 2020, a decrease of 480 basis points from 21.6% in the third quarter of fiscal year 2019. Adjusted gross profit margins also declined 270 basis points on lower production volumes and unfavorable foreign exchange, partially offset by business optimization program savings and manufacturing efficiency improvements of $6 million.
The Products segment gross profit percentage was 7.8% for the third quarter of fiscal year 2020, down from 9.0% in the third quarter of fiscal year 2019. The adjusted gross profit percentage decreased 150 basis points principally related to the unfavorable sales mix including the impact of COVID-19, higher material cost and unfavorable foreign exchange. Partially offsetting the decrease were improved manufacturing efficiencies and business optimization program savings of nearly $5 million.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses (ESG&A) were $74.9 million in the third quarter of fiscal year 2020, a decrease of $4.6 million, or 5.8%, from the third quarter of fiscal year 2019.

The Engines segment ESG&A expenses for the third quarter of fiscal year 2020 decreased $3.3 million from the third quarter of fiscal year 2019. Adjusted ESG&A expenses decreased $0.4 million.

The Products segment ESG&A decreased by $1.3 million and adjusted ESG&A expenses decreased $0.2 million, compared with the previous year.

GOODWILL IMPAIRMENT

Goodwill Impairment of $67.5 million for the third quarter of fiscal year 2020 included $12.0 million in the Products segment related to the Job Site reporting unit and $55.5 million in the Engines reporting unit. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

Equity in earnings of unconsolidated affiliates decreased by $2.5 million during the third quarter of fiscal year 2020 compared to the same period in the previous year. Adjusted equity in earnings of unconsolidated affiliates was flat to the prior year.

COVID-19

In March 2020, the World Health Organization characterized the coronavirus outbreak ("COVID-19") a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The rapid spread of the virus and the continuously evolving responses to combat it have had an increasingly negative impact on the global economy.

To protect the health, safety and well-being of its employees, customers, channel partners and the public, the Company continues to implement preventative measures while also seeking to meet the needs of its global customers as an essential supplier to their businesses. These measures include more frequent and deeper cleaning of facilities; using appropriate social distancing, and other preventative practices; working remotely when possible; restricting business travel; cancelling certain events; and restricting visitor access to facilities.

In response to the spread of COVID-19, uncertain economic conditions resulting in reduced demand and potential constraints on its supply chain, the Company reduced manufacturing activity at several of its manufacturing facilities and temporarily shut down others. As discussed further below, the Company also took other actions to manage expenditures in this fluid business environment. The Company will continue to monitor the situation and adjust manufacturing and other operations as the situation warrants.

For the third quarter of fiscal 2020, the Company estimates the COVID-19 pandemic negatively impacted sales by approximately $40 million and income from operations by approximately $11 million.

The Company is monitoring the progression of the pandemic and its potential effect on its financial position, results of operations, and cash flows. While the ultimate health and economic impact of the COVID-19 pandemic is highly uncertain, the Company expects that its business operations and results of operations, including the Company's net revenues, earnings and cash flows, will be materially adversely impacted for at least the remainder of fiscal year 2020.

The following table is a reconciliation of financial results by segment, as reported, to adjusted financial results by segment, excluding business optimization and engine manufacturing consolidation charges for the nine months ended March 29, 2020 and March 31, 2019 (in thousands, except per share data):

	Nine Months Ended Fiscal March
	2020 Reported	Adjustments(1)	2020 Adjusted(3)	2019 Reported	Adjustments(2)	2019 Adjusted(3)
Gross Profit:
Engines	$97,753	$18,359	$116,112	$144,272	$1,712	$145,984
Products	77,786	3,279	81,065	89,402	6,978	96,380
Inter-Segment Eliminations	(804)	—	(804)	(441)	—	(441)
Total	$174,735	$21,638	$196,373	$233,233	$8,690	$241,923

Engineering, Selling, General and Administrative Expenses:
Engines	$141,498	$2,648	$138,850	$163,997	$22,754	$141,243
Products	91,260	779	90,481	103,556	12,884	90,672
Total	$232,758	$3,427	$229,331	$267,552	$35,638	$231,914

Goodwill Impairment
Engines	$55,463	$55,463	$—	$—	$—	$—
Products	12,017	12,017	—	—	—	—
Total	$67,480	$67,480	$—	$—	$—	$—

Equity in Earnings of Unconsolidated Affiliates
Engines	$(2,104)	$3,839	$1,735	$3,146	$2,617	$5,763
Products	1,567	—	1,567	2,640	—	2,640
Total	$(537)	$3,839	$3,302	$5,786	$2,617	$8,403

Segment Income (Loss):
Engines	$(101,312)	$80,309	$(21,003)	$(16,579)	$27,083	$10,504
Products	(23,924)	16,075	(7,849)	(11,513)	19,862	8,349
Inter-Segment Eliminations	(804)	—	(804)	(441)	—	(441)
Total	$(126,040)	$96,384	$(29,656)	$(28,533)	$46,945	$18,412

Interest Expense	$(25,390)	$—	$(25,390)	$(21,731)	$263	$(21,468)
Other Income (Expense)	$(2,904)	$20	$(2,884)	$391	$—	$391

Income (Loss) Before Income Taxes	(154,334)	96,404	(57,930)	(49,874)	47,208	(2,666)
Provision (Credit) for Income Taxes	39,253	(50,581)	(11,328)	(14,331)	9,602	(4,729)
Net Income (Loss)	$(193,587)	$146,985	$(46,602)	$(35,543)	$37,606	$2,063

Earnings (Loss) Per Share
Basic	$(4.65)	$3.53	$(1.12)	$(0.86)	$0.90	$0.04
Diluted	(4.65)	3.53	$(1.12)	(0.86)	0.90	$0.04

(1) For the nine months ended March 29, 2020, engine manufacturing consolidation charges include $9.0 million ($5.2 million after tax) of cash charges and $9.1 million ($5.3 million after tax) of non-cash charges related to the closure of the engine plant in Murray, Kentucky. Business optimization expenses include $5.6 million ($3.2 million after tax) of cash charges and $2.2 million ($1.3 after tax) to the warehouse optimization program and the plan to onshore Commercial engine production. Goodwill Impairment charges include $67.5 million ($67.5 million after tax) of non-cash impairment charges related to the impairment of Job Site and Engines goodwill. Gross profit includes $1.7 million ($1.0 million after tax) related to the settlement of a product liability matter. ESG&A includes $1.3 million ($0.8 million after tax) related to business realignment. Tax expense includes a $70.3 million charge to record a valuation allowance against deferred tax assets and a $7.5 million benefit as a result of the Coronavirus Aid and Relief and Economic Security Act (CARES Act).
(2)   For the first nine months of fiscal 2019, business optimization expenses include $2.9 million ($2.3 million after tax) of non-cash charges related to accelerated depreciation, and $37.3 million ($29.0 million after tax) of cash charges related primarily to activities associated with the upgrade to the Company's ERP system, professional services, employee termination benefits, and plant rearrangement activities. The Company recognized bad debt expense of $4.1 million ($3.1 million after tax) after a major retailer announced that it had filed for bankruptcy protection. The Company recognized $2.0 million ($1.5 million after tax) for amounts accrued related to a litigation settlement and $0.5 million ($0.3 million after tax) related to acquisition integration activities. Interest expense includes $0.2 million ($0.2 million after tax) for premiums paid to repurchase senior notes. Tax expense includes a $1.1 million charge associated with the Tax Cuts and Jobs Act of 2017 to record the impact of the inclusion of foreign earnings.
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

NET SALES

Consolidated net sales for the first nine months of fiscal year 2020 were $1,225.2 million, a decrease of $139.5 million, or 10.2%, from the first nine months of fiscal year 2019.

Engines segment net sales for the first nine months of fiscal year 2020 decreased $105.2 million, or 14.5%, from the prior year. Engine sales unit volumes decreased by 19.1%, or approximately 902,000 engines, for the first nine months of fiscal year 2020 compared to the same period last year principally due to the timing of OEM mower builds, which began earlier in fiscal year 2019 to support brand transitions at retail, in addition to a reduction of shipments related to the COVID-19 pandemic.

Products segment net sales for the first nine months of fiscal year 2020 decreased $31.9 million, or 4.6%, from the prior year. The decrease was primarily driven by the impacts of the COVID-19 pandemic, lower portable generator sales and lower shipments of job site products. These decreases were partially offset by higher pricing to help offset material cost inflation, higher commercial turf sales and service parts sales.
GROSS PROFIT

The consolidated gross profit percentage was 14.3% in the first nine months of fiscal year 2020, a decrease from 17.1% in the same period last year. Adjusted gross profit percentage was 16.0% in the first nine months of fiscal year 2020, a decrease from 17.7% in the same period last year.

The Engines segment gross profit percentage was 15.7% in the first nine months of fiscal year 2020, a decrease of 410 basis points from 19.8% in the first nine months of fiscal year 2019. Adjusted gross profit margins decreased 140 basis points on the lower sales and production volumes and unfavorable foreign exchange partially offset by business optimization savings.
The Products segment gross profit percentage was 11.7% for the first nine months of fiscal year 2020, down from 12.8% in the first nine months of fiscal year 2019. Adjusted gross profit percentage was 12.2% for the first nine months of fiscal year 2020, down from 13.8% in the first nine months of fiscal year 2019. The decrease in adjusted gross profit percentage was primarily due to lower sales and production volumes as well as unfavorable foreign exchange.

ENGINEERING, SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Engineering, selling, general and administrative expenses (ESG&A) were $232.8 million in the first nine months of fiscal year 2020, a decrease of $34.8 million, or 13.0%, from the first nine months of fiscal year 2019.

The Engines segment ESG&A expenses for the first nine months of fiscal year 2020 decreased $22.5 million from the first nine months of fiscal year 2019. Adjusted ESG&A expenses decreased $2.4 million from last year primarily related to lower sales and timing. GAAP ESG&A expense included more business optimization charges in the first quarter of fiscal year 2019 compared to the current year.

The Products segment ESG&A during the first nine months of fiscal year 2020 decreased by $12.3 million and adjusted ESG&A expenses decreased $0.2 million from the same period in the previous year. Fiscal year 2019 GAAP ESG&A expenses included $4.1 million of bad debt expense due to a major retailer announcing that it had filed for bankruptcy protection, $2.0 million for amounts accrued related to a litigation settlement, and higher business optimization charges.

GOODWILL IMPAIRMENT

Goodwill Impairment of $67.5 million for the first nine months of fiscal year 2020 included $12.0 million in the Products segment related to the Job Site reporting unit and $55.5 million in the Engines reporting unit. The impairment charge did not adversely affect the Company’s debt position, cash flow, liquidity or compliance with financial covenants under its revolving credit facility.

EQUITY IN EARNINGS OF UNCONSOLIDATED AFFILIATES

Equity in earnings of unconsolidated affiliates decreased by $6.3 million in the first nine months of fiscal year 2020 compared to the same period in the previous year. Adjusted equity in earnings of unconsolidated affiliates decreased by $5.1 million due to the ramp down of the Company's Japanese joint venture that formerly produced Vanguard engines and a decrease in the Company's service parts distributors’ profitability. This was primarily due to higher shipping costs to refill channel inventory of service parts.

INTEREST EXPENSE

Interest expense for the three and nine months ended March 29, 2020 was $0.4 million and $3.7 million higher than the same period last year due to higher borrowings on the ABL Facility.

PROVISION FOR INCOME TAXES

The effective tax rate for the third quarter of fiscal year 2020 was (55.6)% compared to 12.3% for the same period last year. The effective tax rate for the first nine months of fiscal year 2020 was (25.4)%, compared to 28.7% for the same period last year. During the third quarter of fiscal year 2020, the Company recorded a valuation allowance against its U.S. and state deferred tax assets in the amount of approximately $70.3 million. The tax rates for fiscal year 2020 were more significantly impacted by losses for which the Company does not receive a tax benefit, including the aforementioned U.S. and state valuation allowance. The Company recorded an income tax expense of approximately $1.1 million related to the inclusion of foreign earnings as a result of U.S. tax legislation during fiscal year 2019. Changes in corporate tax rates, the deferred tax assets and liabilities relating to the Company's U.S. operations, the taxation of foreign earnings, and the deductibility of expenses contained in future tax legislation could have a material impact on the Company's future consolidated tax expense.

BUSINESS OPTIMIZATION PROGRAM

The Company completed the implementation of its previously announced business optimization program during the third quarter of fiscal year 2020. The program is designed to drive efficiencies and expand capacity in commercial engines and cutting equipment. The program entailed expanding production of Vanguard commercial engines into the Company’s existing large engine plants, which are located in Georgia and Alabama, expanding Ferris commercial mower production capacity into a new, modern facility which is located close to the former manufacturing facility in New York, and the implementation of an ERP upgrade. The Company went live with the ERP upgrade at the beginning of the first quarter of fiscal year 2019.

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

During fiscal year 2020, the Company recorded business optimization charges of $7.8 million ($4.5 million after tax or $0.11 per diluted share). The business optimization program is expected to generate pre-tax savings of $35 million to $40 million of ongoing future annual pre-tax savings, in addition to supporting profitable commercial growth. The Company estimates $5 million of incremental savings to be realized in fiscal year 2020, and the future annual savings will be achieved by fiscal year 2022.

ENGINE MANUFACTURING CONSOLIDATION PROJECT

The Company made progress on the previously announced engine manufacturing consolidation project in the first nine months of fiscal year 2020. The Company fully transitioned engine assembly to Poplar Bluff by the end of the third quarter of fiscal year 2020. Project costs remain on track, and the Company remains on target to recognize approximately $10 million in pre-tax cost savings in fiscal year 2021 and upwards of $14 million in pre-tax cost savings by fiscal year 2022.

STRATEGIC REPOSITIONING

During the first half of fiscal 2020, the Company devoted significant time to more fully analyzing the dynamics of its markets with outside assistance. As a result of careful analysis of market dynamics and opportunities, the Company announced during the third quarter of fiscal year 2020 that it will be repositioning to focus its businesses in the design, production and sale of Briggs & Stratton residential engines, where it maintains a recognized global leadership position; Vanguard commercial engines, which has experienced sustained high growth and market share gains; Briggs & Stratton standby power generation, in which it maintains the number two position in North America; and Vanguard commercial battery systems, where it is a pioneer in commercializing electrification for a broad range of commercial applications. The repositioning includes planned divestitures of the majority of the businesses within the Products Segment. Priority is being placed on divesting the turf products business headquartered in the U.S. and the pressure washer and portable generator product lines. Due to the uncertainty related to COVID-19, the expected timing of the Company's process will be impacted. The turf products business includes premier lawn and garden and turf care equipment sold under the Ferris®, Billy Goat®, Simplicity®, Snapper®, and Snapper Pro® brands. Associated with the strategic repositioning plan are expected charges of $35 million to $45 million, of which, approximately $20 million to $25 million are cash charges. The charges are expected to be incurred during fiscal years 2020 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows used in operating activities for the first nine months of fiscal year 2020 were $169.6 million compared to $104.9 million in the first nine months of fiscal year 2019. The increase in cash used in operating activities related to changes in working capital, primarily due to reduction in accounts payable during the first nine months of fiscal year 2020.

Cash flows used in investing activities were $40.4 million and $55.2 million during the first nine months of fiscal year 2020 and fiscal year 2019, respectively. The $14.8 million decrease in cash used in investing activities primarily related to lower cash paid for acquisitions and lower capital expenditures.

Cash flows provided by financing activities were $225.3 million and $135.8 million during the first nine months of fiscal years 2020 and 2019, respectively. The $89.5 million increase in cash provided by financing activities was attributable to higher borrowings on the ABL facility in the first nine months of fiscal year 2020 compared to the same period last year.

FUTURE LIQUIDITY AND CAPITAL RESOURCES

On December 20, 2010, the Company issued $225 million of 6.875% Senior Notes ("Senior Notes") due December 15, 2020.

On September 27, 2019 the Company entered into a $625 million revolving credit agreement ("ABL Facility") that matures on September 27, 2024, subject to a springing maturity on September 15, 2020 if any of the $195 million aggregate principal amount of the Company’s Senior Notes remain outstanding and unreserved under the ABL Facility. The ABL Facility replaced the $500 million amended and restated multicurrency credit agreement ("Revolver") dated March 25, 2016. The initial aggregate commitments under the ABL Facility were $625 million, subject to a borrowing base consisting of certain eligible cash, accounts receivable, inventory, equipment, trademarks and real estate. Availability under the ABL Facility is reduced by outstanding letters of credit. As of March 29, 2020, there were borrowings of $402.2 million and letters of credit of $45.3 million outstanding under the ABL Facility. As a result, availability under the ABL was $73.5 million at March 29, 2020. There were outstanding borrowings of $160.5 million under the Revolver as of June 30, 2019. In connection with the ABL Facility, the Company incurred $6.2 million of fees in fiscal year 2020. The Company classifies debt issuance costs related to the ABL Facility as an asset, regardless of whether it has any outstanding borrowings on the line of credit arrangements. The ABL Facility is secured by first priority liens on substantially all of the Company's assets.

Borrowing under the ABL Facility by the Company bear interest at a rate per annum equal to 1, 2, 3 or 6 month LIBOR rate plus an applicable margin varying from 1.50%  to 2.25% depending on the Consolidated Fixed Charge Coverage Ratio at the most recent determination date; see below regarding changes to the interest rate as a result of amendments to the ABL Facility in the third and fourth fiscal quarter of 2020. In addition, the Company is subject to a 0.25% commitment fee on the unused portion of the commitments and a 1.25% letter of credit fee.

The Senior Notes and the ABL Facility contain covenants that are usual and customary for facilities and transactions of this type and that, among other things, restrict the ability of the Company and/or certain subsidiaries to pay dividends, repurchase equity interests of the Company and certain subsidiaries, make other restricted payments, incur or guarantee certain indebtedness, create liens, consolidate and merge and dispose of assets, and enter into transactions with the Company's affiliates. These covenants are subject to a number of other limitations and exceptions set forth in the agreements. The ABL Facility contains a springing financial covenant that would require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of no less than 1.0 to 1.0 if aggregate availability under the ABL Facility (also referred to as excess availability) decreases below the greater of $50 million and 12.5% of the borrowing base. If Excess Availability were to fall below this level, the Company would be required to test the Fixed Charge Coverage Ratio.

On January 29, 2020, the Company entered into an amendment to the ABL Facility (the “January Amendment”). The January Amendment, among other things, added a new pricing level increasing the specified interest rate by 25 basis points to apply from January 29, 2020 until the Company delivers financial statements for the third fiscal quarter of 2020. The new pricing level will also be in effect thereafter when the Company’s Fixed Charge Coverage Ratio is less than or equal to 0.75 to 1.00. Additionally, the January Amendment reduced the minimum aggregate availability required to trigger a liquidity event (as defined in the ABL Facility) between September 27, 2019 and the end of the Company’s third fiscal quarter of 2020 to the greater of $30 million and 7.5% of the line cap, which is equal to the lesser of aggregate commitments and the borrowing base. Should availability fall below 7.5%, the Company would be required to test the Fixed Charge Coverage Ratio, and would not have complied as of March 29, 2020 because the Fixed Charge Coverage Ratio was (.23) to 1.00 at that date.

Additionally, the January Amendment amended the financial covenant to reduce the minimum aggregate availability to avoid triggering the requirement to comply with the Fixed Charge Coverage Ratio from September 27, 2019 to the end of the Company’s third fiscal quarter of 2020. As amended, the Company must maintain a Fixed Charge Coverage Ratio of no less than 1.0 to 1.0 when aggregate availability is less than the greater of $30 million and 7.5% of the line cap, which is equal to the lesser of aggregate commitments and the borrowing base. Thereafter, the aggregate availability threshold will revert back to the greater of $50 million and 12.5%.

On April 27, 2020, the Company entered into Amendment No. 4 to the ABL Facility. The Amendment No. 4 amends certain provisions of the ABL Facility to, among other things, (a) during the period commencing on the effective date of the Amendment No. 4 and ending on July 26, 2020, (i) suspend the requirement that the Company maintain a consolidated fixed charge coverage ratio of no less than 1.0 to 1.0 whenever its borrowing availability under the revolving credit facility is less than $50 million and (ii) instead require the Company and its subsidiaries to maintain at least $12.5 million of borrowing availability under the revolving credit facility; (b) increase the amount that the Company and its subsidiaries may borrow outside of the ABL Facility to an amount equal to the greater of $300 million and 22.5% of the Company’s consolidated total assets (this amount is in addition to amounts borrowed pursuant to specific exceptions under the ABL Facility); (c) reduce the maximum aggregate amount available for borrowing or letters of credit under the revolving credit facility that the Existing Credit Agreement contemplated by $25 million to $600 million; (d) increase the applicable margins paid to lenders as part of the variable interest rates for both LIBOR and base rate borrowings by 100 basis points in each case; (e) incorporate a LIBOR floor equal to 1.0%; (f) add certain events of default, including with respect to raising capital; and (g) impose certain financial, operational and liquidity maintenance and reporting obligations on the Company.

The Senior Notes contain an incurrence covenant that requires the Company to satisfy a minimum Fixed Charge Coverage Ratio of 2.0 to 1.0, as defined by the indenture, to utilize certain covenants for new debt, certain sale-leaseback transactions, distributions, investments and certain other restricted payments and mergers, consolidations and asset sales. As of March 29, 2020, the Company did not have a Fixed Charge Coverage Ratio of at least 2.00 to 1.00. As a result, the Company is currently subject to additional limitations related to the incurrence of new debt, certain sale-leaseback transactions, distributions, investments and certain other restricted payments and mergers, consolidations and asset sales.

On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020. As of March 29, 2020, the total remaining authorization was approximately $38.1 million. The common share repurchase program authorizes the purchase of shares of the Company's common stock on the open market or in private transactions from time to time, depending on market conditions and certain governing debt covenants. During the nine months ended March 29, 2020, the Company repurchased no shares on the open market, as compared to 725,321 shares purchased on the open market at an average price of $16.46 per share during the nine months ended March 31, 2019. The Company does not intend to repurchase shares through the conclusion of this authorization to support its efforts to deleverage.

In each of the first two quarters of fiscal year 2020, the Company declared a $0.05 dividend per share. On January 30, 2020, the Company announced the quarterly dividend is being suspended to help support efforts to strengthen the balance sheet.

The Company expects capital expenditures to be approximately $55 million in fiscal year 2020. The Company has deferred all capital expenditures other than maintenance capital expenditures and certain committed capital expenditures. These anticipated expenditures predominantly reflect the Company's development of its Vanguard electrification capabilities.

The Company faces liquidity challenges due to continuing operating losses and negative cash flows from operations that have accelerated, and may continue to accelerate, as a result of the rapid onset of COVID-19 and its effects on the Company’s operations, vendors, and customers, as well as the global economy. On April 27, 2020, the Company successfully amended its ABL Facility to obtain access to additional liquidity to help navigate near-term challenges presented by COVID-19 and to have additional time to work with its advisors to raise additional capital. The Company had $44.4 million of cash and cash equivalents as of March 29, 2020. The Company had $33.4 million of cash and cash equivalents as of April 26, 2020. On April 27, 2020, after the effectiveness of the Amendment No. 4, the Company and its subsidiaries had $366.8 million of borrowings and $52.8 million of letters of credit outstanding under the Credit Agreement against total borrowing capacity of $502.8 million.

U.S. GAAP requires an evaluation of whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. Initially, this evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans to determine if it is probable that (1) the plans will be effectively implemented within one year after the date the financial statements are issued, and (2) when implemented, the plans will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

In complying with the requirements under U.S. GAAP to complete an evaluation without considering mitigating factors, the Company considered several conditions or events including 1) uncertainty around the global impact of COVID-19, 2) operating losses and negative cash flows from operations for fiscal year 2019 and projected fiscal year 2020, 3) pending maturity of $195 million of the Senior Notes in December 2020, with a potential springing maturity on the ABL Facility, 4) potential for elevated borrowings on the ABL Facility at the end of the fiscal 2020 season, which, depending on results, may not allow the Company to support working capital build up early in fiscal year 2021 using available liquidity, and 5) financial results necessitated amendments to the ABL Facility during fiscal year 2020, which, among other things, added certain events of default. The above conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is implementing a plan as discussed below, which includes strategic and cash-preservation initiatives, which is designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued. The Company’s primary sources of near- and medium-term liquidity are expected to be (1) the Company’s ABL Facility, which had $115.8 million of available borrowing capacity as of March 29, 2020, (2) improved operating cash flows due to other strategic and cash preservation initiatives discussed below and (3) one or more capital raises, to the extent available on acceptable terms, if at all.

Strategic and Cash Preservation Initiatives

The Company has taken or intends to take the following actions and other actions to improve its liquidity position and to address uncertainty about its ability to operate as a going concern:

1.Entered into, effective as of April 27, 2020, Amendment No. 4 to the ABL Facility to address near-term liquidity challenges brought on by business conditions, including COVID-19,
2.Implemented proactive spending reductions in the third and fourth quarters of fiscal 2020 to improve liquidity, including salary reductions, plant shutdowns, suspension of employee benefits, lower capital spending and reduced discretionary spending,
3.Eliminated the Company’s quarterly dividend and suspended its share repurchases authorization, which authorization expires on June 30, 2020,
4.Took strategic actions to drive profitability improvements, including the recently completed business optimization program and the engine manufacturing consolidation project,
5.Pursuing cash proceeds through a potential sale-leaseback of Company-owned real estate, working capital reduction through inventory management, and potential divestitures of certain businesses and assets, and
6.Hired a skilled team of advisers to assist the Company in debt and capital matters, including raising additional capital to address the maturity of $195 million aggregate principal amount of the Senior Notes and any additional liquidity needs.

The Company’s plan is designed to provide the Company with adequate liquidity to meet its obligations for at least the twelve-month period following the date its financial statements are issued; however, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control or may not be available on terms acceptable to the Company, or at all, many of which have been made worse or more unpredictable by COVID-19. If the Company is unable to successfully execute all of these initiatives or if the plan does not fully mitigate the Company’s liquidity challenges, the Company’s operating plans and resulting cash flows along with its cash and cash equivalents and other sources of liquidity may not be sufficient to fund operations for the next 12 months.

See also Risk Factors in Part II, Item 1A.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. The words "anticipate", “believe”, “estimate”, “expect”, “forecast”, “intend”, “plan”, “project”, and similar expressions are intended to identify forward-looking statements. The forward-looking statements are based on the Company’s current views and assumptions and involve risks and uncertainties that include, among other things, the ability to successfully forecast demand for its products; changes in interest rates and foreign exchange rates; the effects of weather on the purchasing patterns of consumers and original equipment manufacturers (OEMs); actions of engine manufacturers and OEMs with whom the Company competes; changes in laws and regulations, including U.S. tax reform, changes in tax rates, laws and regulations as well as related guidance; imposition of new, or change in existing, duties, tariffs and trade agreements; changes in customer and OEM demand; changes in prices of raw materials and parts that the Company purchases; changes in domestic and foreign economic conditions (including effects from the U.K.’s decision to exit the European Union); the ability to bring new productive capacity on line efficiently and with good quality; outcomes of legal proceedings and claims; the ability to realize anticipated savings from the business optimization program and restructuring actions; the ability to maintain or obtain adequate sources of liquidity and access to debt markets; and other factors disclosed from time to time in the Company's SEC filings or otherwise, including the factors discussed in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K and in its periodic reports on Form 10-Q. In addition, the effects of the COVID-19 pandemic, including actions taken by individuals, businesses, government agencies and others in response to COVID-19, may aggravate the impact on our business of the risk factors identified in our Annual Report on Form 10-K. The Company undertakes no obligation to update forward-looking statements or other statements it may make even though these statements may be affected by events or circumstances occurring after the forward-looking statements or other statements were made.

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
INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended September 29, 2019, the Company adopted the new lease standard, Topic 842. The Company added additional controls over financial reporting by using a company-wide lease system to gather lease information required for financial statement presentation. There have been no other changes in the Company’s internal control over financial reporting during the third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
A discussion of legal proceedings is included in the Notes to Condensed Consolidated Financial Statements of this Form 10-Q under the heading "Commitments and Contingencies" and is incorporated herein by reference.
ITEM 1A. RISK FACTORS
There have been no material changes since the August 27, 2019 filing of the Company’s Annual Report on Form 10-K, except as follows:

If the Company is not able to successfully implement its business plans, the Company’s consolidated results of operations, financial position and liquidity could be negatively affected.

The Company’s business plans, including those designed to mitigate the substantial uncertainty regarding the Company’s ability to continue to operate as a going concern, are subject to a number of assumptions, projections, and analyses. If these assumptions prove to be incorrect, the Company may be unsuccessful in executing its business plans or achieving the projected results, which could adversely impact its financial results and liquidity. Those plans include various cost-cutting and efficiency initiatives. There are no assurances such initiatives will prove to be successful or the cost savings or other results the Company achieves through those plans will be consistent with its expectations. As a result, the Company’s results of operations, financial position and liquidity could be negatively impacted. If restructuring plans are not effectively managed, the Company may experience lost customer sales, new product delays, additional costs and other unanticipated effects, causing harm to its business and customer relationships.

We are restricted by the terms of the outstanding Senior Notes and our existing credit agreement, and we may not be able to comply with those terms, which could materially adversely affect us.

The indenture relating to our 6.875% Senior Notes due December 2020 (the “Senior Notes”) and our revolving credit agreement that matures on September 27, 2024 (the “ABL Facility”) include a number of financial and operating restrictions, which may prevent us from capitalizing on business opportunities and taking some corporate actions. These covenants could adversely affect us by limiting our ability to plan for or react to market conditions or to meet our capital needs. These covenants include, among other things, restrictions on our ability to:

•incur more debt;
•pay dividends, redeem stock or make other distributions;
•make certain investments;
•create liens;
•transfer or sell assets;
•merge or consolidate; and
•enter into transactions with our affiliates.

The ABL Facility also contains additional covenants that reflect the Company’s current liquidity challenges, including that the Company must provide to the administrative agent and the lenders under the ABL Facility (a) on or before May 15, 2020, the Company’s consolidated budget for the 12-month period ending June 30, 2021, and (b) on a weekly basis, 13-week consolidated cash flow projections and borrowing base certificates, The ABL Facility contains a springing financial covenant that would require the Company to maintain a Fixed Charge Coverage Ratio (as defined in the ABL Facility) of no less than 1.0 to 1.0 if aggregate availability under the ABL Facility (also referred to as excess availability) is less than the greater of $50 million and 12.5% of the borrowing base on any date after July 26, 2020. If excess availability were to fall below this level after July 26, 2020, the Company would be required to test the Fixed Charge Coverage Ratio. At March 29, 2020, the Company would not have complied with the Fixed Charge Coverage Ratio because the ratio was (.23) to 1.0 at that time. During the period from April 27, 2020 to July 26, 2020, the Company is required to maintain minimum borrowing availability under the ABL Facility of $12.5 million rather than being subject to the springing fixed charge coverage ratio. The Company was in compliance with all financial covenants of the ABL Facility as of April 28, 2020.

The April 27, 2020 ABL amendment added events of default relating to, among other things, (a) the Company’s failure to deliver on or before May 15, 2020 one or more term sheets in respect of a permitted junior debt financing, equity issuance and/or real property sale-leaseback transaction to be consummated after the effective date of the Amendment No. 4 and from which the Company would receive aggregate net proceeds of at least $100 million, or (b) the failure of such a transaction to have its proposed terms and conditions approved by the required lenders and the Agent on or before June 12, 2020 or to be closed, effective and fully funded, on such approved terms, on or before June 15, 2020.

If any event of default occurs under the ABL Facility and the Company is not able to either cure it or obtain a waiver from the requisite lenders under the ABL Facility, the administrative agent under the ABL Facility, at the request of the requisite lenders, is required to take any or all of the following actions, at the same or different times: terminate, reduce or condition any of the commitments under the ABL Facility or make any adjustment to any borrowing base under the ABL Facility; declare all of the Company’s outstanding obligations under the ABL Facility, including accrued interest and fees, to be immediately due and payable; and require the Company to cash collateralize letters of credit outstanding under the ABL Facility. If any default or event of default occurs under the Senior Notes and the Company is not able to either cure it or obtain a waiver from the holders of the Senior Notes, such holders may declare all of the Company’s outstanding obligations under the Senior Notes, together with accrued interest and fees, to be immediately due and payable. If applicable, the administrative agent under the ABL Facility could institute foreclosure proceedings against the pledged assets. Any of these outcomes would likely have a material adverse effect on the Company’s operations and its ability to satisfy its obligations as they come due. Among other things, these outcomes would result in the Company’s ability to continue as a going concern being impaired and the Company would likely need to seek relief in bankruptcy proceedings.

The Company requires additional capital funding and such capital may not be available to it and/or may be limited.

Because of the Company’s current non-investment grade credit rating and financial condition and general conditions in the financial and credit markets, its access to the capital markets is limited. Moreover, the urgency of a capital-raising transaction may require it to pursue additional capital at an inopportune time or unattractive cost. The Senior Notes mature on December 15, 2020. The loans under the ABL Facility mature on September 27, 2024, subject to a springing maturity on September 15, 2020 if any of the Senior Notes remain outstanding and unreserved as of that date.
The Company’s ability to obtain capital and the costs of such capital are dependent on numerous factors, including:

•covenants in the ABL Facility and the indenture for the Senior Notes;
•investor confidence in the Company and the markets in which it operates;
•the Company’s financial performance and projected financial performance and the financial performance and projected financial performance of its subsidiaries;
•its levels of debt and redemption obligations, including the maturities described in the prior paragraph;
•its ability to generate positive cash flow;
•its ability to consummate monetization transactions including a potential sale-leaseback of Company-owned real estate;
•its requirements for posting collateral under various commercial agreements;
•its credit ratings;
•its long-term business prospects; and
•general economic and capital market conditions.

The Company may not be successful in obtaining additional capital for these or other reasons. An inability to access capital is likely to limit its ability to meet its operating needs and, as a result, may have a material adverse effect on its financial condition, results of operations and cash flows. In particular, the Company does not have committed refinancing or the liquidity to meet the debt obligations under the Senior Notes or the potential springing maturity of the ABL Facility. If the Company is unable to amend, extend or refinance the obligations under the Senior Notes and does not have adequate capacity to reserve them under the ABL Facility before the springing maturity on September 15, 2020, the Company’s ability to continue as a going concern would be impaired and it would likely need to seek relief in a bankruptcy proceeding.

Our level of debt and our ability to obtain debt financing could adversely affect our operating flexibility and put us at a competitive disadvantage.

Our level of debt and the limitations imposed on us by the indenture relating to the Senior Notes and the ABL Facility could have important consequences, including the following:

•we will have to use a portion of our cash flow from operations for debt service rather than for our operations;
•we may not be able to obtain additional debt financing for future working capital, capital expenditures or other corporate purposes or may have to pay more for such financing;
•some or all of the debt under our current or future revolving credit facilities will be at a variable interest rate, making us more vulnerable to increases in interest rates;

•we could be less able to take advantage of significant business opportunities, such as acquisition opportunities, and to react to changes in market or industry conditions;
•we may be more vulnerable to general adverse economic and industry conditions; and
•we may be disadvantaged compared to competitors with less leverage.

The terms of the indenture for the Senior Notes do not fully prohibit us from incurring substantial additional debt in the future, and our ABL Facility permits additional borrowings, subject to certain conditions. If incremental debt is added to our current debt levels, the related risks we now face could intensify.

We expect to obtain the money to pay our expenses and to pay the principal and interest on the outstanding Senior Notes, the loans under the ABL Facility and other debt primarily from our operations or by refinancing some or all of our existing debt. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors. We cannot be certain that the money we earn will be sufficient to allow us to pay principal and interest on our debt and meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt, sell assets or borrow more money. We cannot guarantee that we will be able to do so on terms acceptable to us, if at all. See “The Company requires additional capital funding and such capital may not be available to it and/or may be limited.” above. In addition, the terms of existing or future debt agreements, including the ABL Facility and the indenture for the Senior Notes, may restrict us from adopting certain of these alternatives.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures.

We have had to make modifications to our operations to comply with applicable guidelines and orders, and the outbreak of COVID-19 and any resulting preventive or protective actions taken by governmental authorities have had and may continue to have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. The extent to which COVID-19 may continue to adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak, including any “second wave” or later recurrences, and the effectiveness of actions taken globally to contain or mitigate its effects. The resulting financial impact cannot be estimated reasonably at this time, but we believe COVID-19 is materially adversely affecting our business, results of operations, financial condition and cash flows, including as a result of, among other things, the shutdown or other disruption of the manufacturing operations of several of our Engines customers; a sharp drop in end user demand of our Products segment products and the products sold by our Engines customers as a result of “shelter in place” and “stay at home” orders, reduced small business and consumer confidence and other factors; and supply chain disruptions. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has adversely impacted, and may continue to adversely impact, our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our fiscal 2019 Annual Report and above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the quarterly period ended March 29, 2020.

2020 Fiscal Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (a)(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (a)(b)
December 30, 2019 to January 26, 2020	—	$—	—	$38,062,939
January 27, 2020 to February 23, 2020	—	—	—	38,062,939
February 24, 2020 to March 29, 2020	—	—	—	38,062,939
Total Third Quarter	—	$—	—	$38,062,939
(a) On April 25, 2018, the Board of Directors authorized up to $50 million in funds for use in the common share repurchase program with an expiration date of June 30, 2020.
(b) The Company does not intend to repurchase shares through the conclusion of this authorization to support its efforts to deleverage.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment No. 1 to Revolving Credit Agreement, dated as of November 15, 2019, among Briggs & Stratton Corporation, Briggs & Stratton AG, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent

10.2
Amendment No. 2 to Revolving Credit Agreement, dated as of January 29, 2020, among Briggs & Stratton Corporation, Briggs & Stratton AG, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Filed as exhibit 10.1 to the Company's Report on Form 8-K, dated January 30, 2020 and incorporated by reference herein)

10.3
Amendment No. 3 to Revolving Credit Agreement, dated as of April 21, 2020, among Briggs & Stratton Corporation, Briggs & Stratton AG, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Filed as exhibit 10.1 to the Company's Report on Form 8-K, dated May 1, 2020 and incorporated by reference herein)

10.4
Amendment No. 4 to Revolving Credit Agreement, dated as of April 27, 2020, among Briggs & Stratton Corporation, Briggs & Stratton AG, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Filed as exhibit 10.1 to the Company's Report on Form 8-K, dated May 1, 2020 and incorporated by reference herein)

10.5	Form of consent from officers of the Company related to employment agreements

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Furnished herewith)

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Inline XBRL data (contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRIGGS & STRATTON CORPORATION
(Registrant)

Date:	May 8, 2020	/s/ Mark A. Schwertfeger
Mark A. Schwertfeger
Senior Vice President and Chief Financial Officer and Duly Authorized Officer